Form 10QSB
period 1996-03-31
AMERICAN TIRE CORP
filed 1996-05-15
CIK 945828

[DESCRIPTION] American Tire Corp. Form 10-QSB, 3/31/96

- ------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-94318-C

                             AMERICAN TIRE CORPORATION
             (Exact name of registrant as specified in its charter)

             NEVADA                                              87-0535207
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

  446 WEST LAKE STREET, RAVENNA, OHIO                                44266
(Address of principal executive offices)                           (Zip Code)

                                  (216) 296-8778
                (Registrant's telephone number, including area code)

                                  NOT APPLICABLE
(Former name, former address, and former fiscal year, if changed since last report.)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

 The number of shares outstanding of each of the issuer's classes of common stock, was 3,840,642 shares of common stock, par value $.001, as of May 8, 1996.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

<PAGE 2>
                          PART I - FINANCIAL INFORMATION
- --------------------------------------------------------------------------------
                          ITEM 1.  FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the quarter ended March 31, 1996, are not necessarily indicative of the results that can be expected for the year ending June 30, 1996

                             AMERICAN TIRE CORPORATION
                                   BALANCE SHEETS

                                                    MARCH 31,
                                                      1996          JUNE 30,
                                                  (Unaudited)         1995
                                                 ------------     ------------
                                      ASSETS
Current Assets:
  Cash..........................................   $      964       $   92,729
  Other receivable..............................        5,008            4,419
  Receivable - officers.........................            -           50,000
  Inventory.....................................      131,285                -
  Prepaid royalties - related party.............       17,725            8,550
  Prepaid expenses..............................       18,058           19,563
  Deposits on inventory.........................       87,401          201,838
                                                   ----------       ----------
     Total current assets.......................      260,441          377,099

Property, Plant and Equipment:
  Land..........................................       59,000           59,000
  Building and building improvements............      229,997          228,305
  Equipment.....................................      214,859           73,906
  Furniture and fixtures........................        6,940            6,940
  Construction in progress......................            -           14,000
                                                   ----------       ----------
                                                      510,796          382,151
  Less:  accumulated depreciation...............       26,879            1,305
                                                   ----------       ----------
                                                      483,917          380,846
Other Assets:
  Deposits......................................        1,854            1,854
  Accrued interest receivable...................        8,298            2,991
  Deferred offering costs.......................      117,077           71,824
                                                   ----------       ----------
                                                      127,229           76,669
                                                   ----------       ----------
Total Assets....................................   $  871,587       $  834,614
                                                   ==========       ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit................................   $  299,838       $  201,838
  Accounts payable and accrued expenses.........       46,659           24,908
  Due to officer................................            -            6,159
  Notes payable - officers and accrued interest.       99,646                -
                                                   ----------       ----------
     Total current liabilities..................      446,143          232,905

Stockholder Equity:
  Preferred stock, par value, $0.001, 5,000,000 shares
   authorized, 0 shares issued and outstanding..            -                -
  Common stock, par value $0.001, 25,000,000 shares
   authorized, 3,840,642 and 3,800,000 shares issued
   and outstanding, respectively................        3,841            3,800
  Additional paid-in capital....................    1,182,650          940,439
  Deficit accumulated during the development stage   (676,047)        (248,630)
                                                   ----------       ----------
                                                      510,444          695,609
Less:  Receivable - shareholders (officers).......    (85,000)         (93,900)
                                                   ----------       ----------
Total shareholders' equity........................    425,444          601,709
                                                   ----------       ----------
Total liabilities and shareholders' equity........ $  871,587       $  834,614
                                                   ==========       ==========

                              AMERICAN TIRE CORPORATION
                              STATEMENTS OF OPERATIONS

                                                 Three Months     Nine Months                     Jan. 30, 1995
                                                     ended           ended        Jan. 30, 1995   (Inception) to
                                                   March 31,       March 31,       (Inception)      March 31,
                                                     1996            1996              to              1996
                                                  (Unaudited)     (Unaudited)     June 30, 1995     (Unaudited)
                                                 ------------     ------------     ------------    -------------
Income:
  Interest.....................................    $    1,748       $    6,403       $    3,611      $   10,014

Operating Expenses:
  Consulting...................................        17,000            31,000         135,818         166,818
  Payroll and payroll taxes....................        60,121           159,184          29,817         189,001
  Administrative...............................        56,735           152,188          28,126         180,314
  Travel and entertainment.....................         7,826            45,348          40,774          86,122
  Marketing consulting.........................             -                 -          13,300          13,300
  Interest                                              7,726            20,526           3,101          23,627
  Depreciation.................................         9,344            25,574           1,305          26,879
                                                   ----------       -----------      ----------      ----------
Total operating Expenses.......................       158,752           433,820         252,241         686,061
                                                   ----------       -----------      ----------      ----------
Loss before income taxes.......................      (157,004)         (427,417)       (248,630)       (676,047)

Income taxes...................................             -                 -               -               -
                                                   ----------       -----------      ----------      ----------

Net (loss).....................................    $ (157,004)       $ (427,417)     $ (248,630)     $ (676,047)
                                                   ==========        ==========      ==========      ==========

Weighted average number of shares outstanding..     3,840,642         3,840,642       3,840,642       3,840,642
                                                   ==========        ==========      ==========      ==========

Net (loss) per share...........................    $    (0.04)       $    (0.11)     $    (0.06)          (0.17)
                                                   ==========        ==========      ==========      ==========


                              AMERICAN TIRE CORPORATION
                         STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                      Accumulated
                                                         Additional  Deficit During     Notes         Total
                                   Common Stock            Paid-in    Development     Receivable   Shareholders'
                               Shares       Amount         Capital       Stage       Shareholders     Equity
                             ---------    ---------      ----------   -----------     ----------    ----------
Balance, at January 30,
 1995, (Inception)..........          -   $       -       $        -   $        -              -             -

Sale of common stock for
 cash of $0.001 per share...  2,510,000       2,510                -            -              -         2,510

Common stock issued for
 services in February 1995..    300,000         300           29,700            -              -        30,000

Common stock issued for
 services in April 1995....     100,000         100           99,900            -              -       100,000

Common stock issued for
 notes receivable, of which
 $50,000 was paid in August
 1995 and $50,000 included
 in current assets at June
 30, 1995..................     170,000         170          169,830            -       (120,000)       50,000

Repayment of notes
 receivable by providing
 services..................           -           -                -            -         26,100        26,100

Sale of common stock for
 cash of $1.00 per share
 pursuant to a private
 placement, net of stock
 issuance costs of $78,271.     720,000         720           641,009           -              -       641,729

Net loss for the period....           -           -                 -    (248,630)             -      (248,630)
                             ----------   ---------        ----------  ----------     ----------     ---------
Balances, at June
 30, 1995..................   3,800,000       3,800           940,439    (248,630)       (93,900)      601,709

Repayment of notes
 receivable by providing
 services (unaudited)                 -           -                 -           -          8,900         8,900

Sale of common stock for
 cash of $6.00 per share
 pursuant to a private
 placement (unaudited).....      40,642          41           243,811           -              -       243,852

Stock issuance costs
 (unaudited)...............           -           -            (1,600)          -              -        (1,600)

Net loss for the period
 ended March 31, 1996......           -           -                 -    (427,417)             -      (427,417)
                             ----------  ----------        ----------  ----------     ----------     ---------
Balances at
 March 31, 1996............  3,840,642   $    3,841        $1,182,650  $ (676,047)    $  (85,000)    $ 425,444
                            ==========   ==========        ==========  ==========     ==========     =========


                             AMERICAN TIRE CORPORATION
                             STATEMENTS OF CASH FLOWS

                                            Three Months      Nine Months     January 30,     January 30,
                                               Ended             Ended           1995            1995
                                              March 31,        March 31,      (Inception)     (Inception)
                                                1996             1996         to June 30,     to March 31,
                                             (Unaudited)      (Unaudited)        1995            1996
                                            ------------      ------------    ------------    ------------
Cash flows from operating activities:
Net loss...................................  $  (157,004)      $ (427,417)      $ (248,630)     $ (676,047)
Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation.............................        9,344           25,574            1,305          26,879
  Stock issued in lieu of cash payment for
  certain services.........................            -                -          129,000         129,000
  Services provided in lieu of cash payment
  on receivables - officers................            -            8,900           26,100          35,000
 (Increase) decrease in:
  Other receivable.........................          435             (589)          (4,419)         (5,008)
  Inventory................................            -         (131,285)               -        (131,285)
  Prepaid royalties........................            -           (9,175)          (8,550)        (17,725)
  Prepaid expenses.........................        3,919            1,505          (19,563)        (18,058)
  Deposits on inventory and other..........            -          114,437         (203,692)        (89,255)
  Accrued interest receivable..............       (1,695)          (5,307)          (2,991)         (8,298)
 Increase (decrease) in:
  Accounts payable and accrued expenses....       17,870           22,397           24,908          47,305
  Due to officer...........................            -           (6,159)           6,159               -
                                             -----------       ----------       ----------      ----------
     Net cash used by operating activities.     (127,131)        (407,119)        (300,373)       (707,492)

Cash flows from investing activities:
 Purchase of property, plant and equipment.       (5,064)        (128,645)        (382,151)       (510,796)
                                             -----------       ----------        ---------      ----------
     Net cash used by investing activities.       (5,064)        (128,645)        (382,151)       (510,796)

Cash flows from Financing Activities:
 Borrowing on line of credit...............            -          196,000          201,838         397,838
 Repayment on line of credit...............            -          (98,000)               -         (98,000)
(98,000)
 Proceeds from notes payable - officers....       99,000           99,000                -          99,000
 Proceeds from mortgage note payable.......            -                -          188,000         188,000
 Repayment of mortgage note payable........            -                -         (188,000)       (188,000)
 Proceeds from issuance of common stock
  (net of stock issuance costs of $79,871..            -          292,252          644,239         936,491
 Deferred offering costs...................      (13,272)         (45,253)         (70,824)       (116,077)
                                             -----------       ----------        ---------      ----------
     Net cash provided by financing
     activities............................       85,728          443,999          775,253       1,219,252
                                             -----------       ----------        ---------      ----------
Net increase (decrease) in cash............      (46,467)         (91,765)          92,729             964

Cash at beginning of period................       47,431           92,729                -               -
                                             -----------       ----------        ---------      ----------
Cash at end of period......................  $       964       $      964        $  92,729      $      964
                                             ===========       ==========        =========      ==========


                             AMERICAN TIRE CORPORATION
                           NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: American Tire Corporation, a Nevada corporation ("the Company"), was organized on January 30, 1995, to take advantage of existing proprietary and non-proprietary technology available for the manufacturing of specialty tires. The Company has had limited operations since its organization and is a "development stage" company. The Company intends to engage in the manufacturing, marketing, distribution, and sales of airless "specialty" tires and tire-wheel assemblies utilizing "liquid phase" technology. Initially, the Company will manufacture airless bicycle tires at the Company manufacturing facility located in Ravenna, Ohio. The Company's year end is June 30.

Basis of Presentation: The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a very limited operating history, has not generated operating revenues to date and must be considered promotional and in its early development stages. The corresponding three month period ending March 31, 1995 has not been included in the presentation of the statements of operations or the statements of cash flows because the Company had no operations during that period.

In April 1996, the Company entered into an agreement with two underwriters (the "Underwriters"), whereby the Underwriters have agreed in principle to act as underwriters in an initial public offering of up to 550,000 shares of the Company's common stock (500,000 shares intended to be offered to the public and 50,000 shares for which the Underwriters have the option to purchase to cover over-allotments, if any). In addition, the Underwriters have the option to purchase up to 10% of the number of shares of common stock sold in the offering at a price of 125% of the initial public offering price during a twelve month period beginning one year from the effective date of the public offering.
The Company's continuation as a going concern is dependent upon its ability to generate sufficient capital resources from its initial public offering or other sources to carry out its business plan and to commence and continue operations. There can be no assurance that the offering will be successful.

Revenue Recognition: The Company expects to recognize revenue upon the shipment of product.

Inventory: Inventory is stated at the lower of cost or market, using the first-in, first-out method. The inventory at March 31, 1996 consists of finished goods purchased for resale.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Income Taxes: Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements and tax returns. The Company has provided a 100% valuation allowance for the benefit associated with the Company's net operating loss carryforward of approximately $670,000 and $246,000 at March 31, 1996 and June 30, 1995, respectively.

Deferred Offering Costs: The initial public offering costs have been deferred pending completion of such offering at which time such costs will be netted against the offering proceeds received. Should the offering be unsuccessful, these costs will be expensed.

Net Loss Per Share: The net loss per share has been computed in accordance with regulations of the Securities and Exchange Commission. Accordingly, stock issued at prices less than the proposed offering price within one year of the offering have been treated as outstanding for the period presented in the accompanying statement of operations.

NOTE B - RECEIVABLES - OFFICERS

In April 1995, the Company entered into subscription agreements for three of its officers to acquire an aggregate of 170,000 shares of common stock at a purchase price of $1.00 per share in exchange for promissory notes bearing interest at 8% per annum, principal and interest payable in April 1998. The officers provided accounting and consulting services valued at $26,100 which have been charged to operations during the period ended June 30, 1995, and offset against the amount owed under the promissory notes. At June 30, 1995, the total amount receivable was $143,900, of which $50,000 was classified as a current asset. This represents cash received after June 30, 1995, but prior to issuance of the financial statements, with the remaining $93,900 reflected as a reduction of shareholders' equity, as the receivable was not paid prior to the issuance of the financial statements. At June 30, 1995, accrued interest receivable on the notes amounted to $2,991.

During the nine months ended March 31, 1996, an officer provided $8,900 of accounting services, which were offset against the amounts owed under his promissory note, and another officer paid $50,000 toward his note receivable. At March 31, 1996, $85,000 was owed under these notes, which has been presented as a reduction of shareholders' equity. At March 31, 1996, accrued interest receivable on those notes amounted to $8,298.

NOTE C - DEPOSITS ON INVENTORY

At June 30, 1995, the Company had deposited $201,838 for purchase of bicycle tires. This amount is recorded as a deposit on the June 30, 1995 balance sheet. As of March 31, 1996, inventory of $114,437 has been received. The remaining tires are expected to be received upon the availability of such tires from the manufacturer after the completion of the initial public offering. In the event the manufacturer is unable to provide the tires, the manufacturer will refund such deposit to the Company.

<PAGE 9>

NOTE D - LINE OF CREDIT

The Company has entered into a line of credit agreement with a bank. Under the terms of the agreement, the Company may borrow up to $300,000 at the interest rate of prime plus 1%. This line is personally guaranteed either entirely or in part by the Chief Executive Officer and the President of the Company and is secured by the accounts receivable, inventory and equipment of the Company. At March 31, 1996 and June 30, 1995, $299,838 and $201,838 was outstanding under this agreement.

The weighted average interest rate during the nine month period ended March 31, 1996 and the period ended June 30, 1995 was 9.69% and 10%, respectively.

NOTE E - SHAREHOLDERS' EQUITY

Shareholders' equity is consists of the following at March 31, 1996 and June 30, 1995:

Preferred Stock: The Company has authorized 5,000,000 shares of $.001 par value preferred stock. At March 31, 1996 and June 30, 1995, no shares of preferred stock were issued or outstanding.

Common Stock: The Company was initially capitalized by issuing 2,510,000 shares of $.001 par value common stock in exchange for a stock subscription receivable in lieu of cash. The stock subscription receivable was paid on June 30, 1995.

In February 1995, the Company issued 300,000 shares of $.001 par value common stock to certain individuals in lieu of cash payments for consulting services provided to the Company by such individuals valued at $30,000. $29,000 has been charged to operations during the period ended June 30, 1995. $1,000 has been capitalized and is included in deferred offering costs at March 31, 1996 and June 30, 1995.

In April 1995, the Company issued 100,000 shares of $.001 par value common stock to the spouses of two officers of the Company in lieu of cash payment for consulting services provided to the Company by such individuals. The Company's management has charged $100,000 to operations for the period ended June 30, 1995 for the services provided.

In April 1995, the Company entered into subscription agreements with three officers for them to acquire an aggregate of 170,000 shares of $.001 par value common stock at a purchase price of $1.00 per share, in exchange for promissory notes bearing interest at 8% per annum, payable in April, 1998 (See Note B).

In May 1995, pursuant to a private placement, the Company issued 720,000 shares of $.001 par value common stock for $1.00 per share, which resulted in proceeds of $720,000. Stock issuance costs associated with this private placement amounted to $78,271.

In September 1995, pursuant to a private placement, the Company issued 40,642 shares of $.001 par value common stock for $6.00 per share, which resulted in proceeds of $243,852.

NOTE F - RELATED PARTY TRANSACTIONS

The land and building of the Company were acquired personally by an officer of the Company for $287,305. The officer was subsequently reimbursed at his cost upon transfer of the title of the land and building to the Company.

In August, 1995, the Company entered into employment agreements with two of its officers, which will not take effect until the proceeds of the initial public offering have been received by the Company. The agreements are for 36 months at a monthly compensation of $10,000 each upon the consummation of the proposed public offering.

In October, 1995, the Company entered into an agreement with a related company providing for a royalty of $.25 to be paid for each tire sold by the Company utilizing the "airless tire technology" as defined by the agreement.

During February, March, and April, 1996, certain officers loaned the Company a total of $167,000. These notes are due on demand and bear interest at the rate of 9.5% per annum. At March 31, 1996, $99,000 has been loaned to the Company, and accrued interest amounted to $646. The Company intends to repay these loans from proceeds of the initial public offering.

NOTE G - RECISION OFFER

Due to the timing of the Company's September 1995 private placement during the pendency of the Company's registration statement, the Company's reliance on an exemption from registration could possibly be challenged. The Company is offering to repurchase such shares sold in the September 1995 private placement at the price originally paid plus interest at 12% per annum from the date of original purchase through the date of the repurchase of such shares. The Company estimates its obligation to such shareholders, if all shareholders request the Company to reacquire all 40,642 shares, at $265,000. Payment of such obligation of the Company has been personally guaranteed by the Chief Executive Officer and the President of the Company.

- --------------------------------------------------------------------------------
                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------
Organization and Corporate History

     American Tire Corporation, a Nevada corporation (the "Company"), was organized on January 30, 1995, by Richard Steinke and Dennis Chrobak to take advantage of existing proprietary and non-proprietary technology available for the manufacturing of specialty tires. Mr. Steinke has years of experience in top-management positions in public companies engaged in manufacturing products utilizing emerging technology and personally holds patents on urethane products and processes. Mr. Chrobak has over 30 years of tire industry experience in tire design, manufacturing, and marketing as an engineer for Goodyear Tire and Rubber Company and personally holds patents on tire structures and manufacturing processes. The Company has had limited operations since its organization and is a "development stage" company.

     Following its organization, in May 1995 the Company completed a private placement of 720,000 shares of Common Stock to a limited number of investors, raising net proceeds of $641,729, after deducting sales commissions of $70,000, which were paid to First London Securities Corporation for its services as the placement agent, and after deducting $8,271 in offering expenses. The funds received by the Company were utilized to purchase a manufacturing facility in Ravenna, Ohio, and to purchase specialized manufacturing equipment.

     In September 1995, the Company sold in a private placement an additional
40,642  shares, raising gross proceeds of  $243,852.   No commissions were paid,
directly or indirectly, in connection with the sale of those shares.   The
proceeds from these prior offerings have been utilized by the Company to fund its ongoing operations. The 40,642 shares of Common Stock sold in September 1995 are subject to a Recision Offer.

     The Company has filed a registration statement with the Securities and Exchange Commission (the "Commission") relating to (1) the public offering for cash of 500,000 shares of Common Stock at $6.00 per share for gross offering proceeds of $3,000,000, and (2) the offer to repurchase from shareholders of the Company 40,642 shares of Common Stock at a repurchase price of $6.00 per share. The registration statement was granted an effective date of February 28, 1996. However, on April 15, 1996, the Company filed a post-effective amendment to the registration statement, which is now under review by the Commission.

     The Company intends to use the net proceeds from the public offering to initiate production of "airless" bicycle and other tires which will compete with the traditional pneumatic tires (i.e., tires with an inner tube or tubeless tires inflated with air), repurchase shares of Common Stock subject to the Recision Offer, repay loans from Officers, and for working capital.

Plan of Operation

     The Company's initial plan is to engage in the manufacturing, marketing, distribution, and sale of airless specialty tires utilizing "liquid phase" technology. "Liquid Phase" technology refers to a production process where the materials that are utilized in the process are initially in a liquid state and, through a reaction (usually chemical), the liquid materials are transformed into a solid state.

     The Company has acquired three single-station and one 6-station centrifugal molding machines and other related specialized manufacturing equipment to make the airless bicycle tires, at a cost of $125,000. The 6-station unit currently owned by the Company will allow it to produce approximately 50,000 bicycle tires monthly or 600,000 bicycle tires annually, assuming one, eight-hour production shift, 260 days per year. The Company will utilize approximately $1,000,000 of the proceeds of the public offering to purchase two additional 12-station molding machines and related production equipment, for a total of 33 stations.

     Because the Company is in the development stage it has limited working capital and limited internal financial resources. The Company has had an operating loss of $676,047 since its inception due to the cost and expenses associated with beginning operations and the report of the Company's auditor contains a going concern modification as to the ability of the Company to continue. The Company is currently operating at a loss of approximately $48,000 per month and expects operating expenses to continue at such rate until such
time as the Company commences bicycle tire production.   Once bicycle tire
production commences, the Company estimates that it will need approximately $165,000 per month to fund production.

     In May 1995, the Company established a line of credit of $300,000 with a commercial lender to help fund the Company's working capital requirements. The line of credit is payable on demand and bears interest, payable monthly, at 1% over prime. The line of credit is individually guaranteed by Richard A. Steinke and Dennis S. Chrobak. At March 31, 1996, the Company had drawn $299,838 against the line. As the Company has no income producing operations at this time there is no assurance that the Company will be able to obtain additional debt financing. If the Company is unable to obtain debt financing it may be necessary to seek additional equity financing or seek additional capital contributions from existing shareholders. At March 31, 1996, the Company had borrowed an aggregate of $99,000 from certain of its officers, which amount, as of April 30, 1996, had increased to $167,000. The Company intends to use approximately $175,000 of the proceeds of the public offering to repay loans made from its Officers. Other than the personal guarantees obtained by the Company from Mr. Steinke and Mr. Chrobak and the recent loans from its officers, the Company has not obtained commitments from any other sources of funding. The Company is highly dependent upon receiving the proceeds of the public offering to meet its working capital requirements.

     As of March 31, 1996, the Company has not commenced the commercial sale of its products, specifically the airless bicycle tire. As a result, the Company has not received revenues from operations and has a working capital deficit. The delays in selling its products have caused the Company's limited resources to be more depleted than originally anticipated and management does not anticipate commencing commercial production of its products until the completion of the public offering when funds would be available to support manufacturing and sale of its products.

     The Company anticipated beginning manufacturing of its airless bicycle tire in the fall of 1995. These plans were changed for two reasons: First, as the Company conducted tests on its bicycle tires in conjunction with AMS (who developed the technology for the Company's airless bicycle tire) the Company and AMS believed they could improve the tire and manufacturing process beyond the existing tire technology and the beta and proof concepts models previously produced. AMS has filed an application for United States Letters Patent regarding this technology which application is currently pending. The improvements include modifications to the formulation of the polyurethane; the manner in which the polyurethane is distributed throughout the mold; inclusion of a circumferential steel cord; and the manner in which the tire seats in the wheel rim. The Company has implemented the modifications to its production molds to accommodate the changes in the manufacturing process. Given the Company's limited resources, the Company elected to expend funds for improvement of the tire and manufacturing process and delay commercial manufacturing and marketing until completion of the public offering. This strategy, the Company hopes, will allow it to market a product which is superior in quality to products that are manufactured utilizing the previous technology, while preserving the Company's limited financial resources.

     As stated above, the Company has not received revenues from operations and has a working capital deficit. The Company anticipates only having enough working capital to meet operational needs through May 1996. As a result, the Company's ability to continue operating as a going concern is dependent on the Company's receipt of the net proceeds of the public offering by the end of May 1996 or, if such net proceeds are not received, on the Company's ability to obtain additional equity or debt financing from other sources. If funds are not received from the public offering by the end of May 1996, the Company will seek funding from other sources, including loans from its officers and directors. As of April 30, 1996, Company has received loans from its officers in the aggregate principal amount of $167,000. Other than the recent loans made by the Company's officers, the Company has not received any additional commitments for funding or loans from any other sources.

    The Company will be relying on the proceeds of this Offering to meet further operating requirements should the Company fail to receive sufficient revenues
from the sale of products to meet its needs.   The Company intends to reserve
approximately $1,020,000 of the Offering proceeds to meet the Company's working capital requirements for the next twelve months.

     As indicated above, the Company's current equipment has the capacity to produce during an eight-hour shift, 50,000 bicycle tires monthly or 600,000 annually. As the Company has had no prior sales, it cannot be certain that it will be able to sell all the tires that it can produce. The Company will reserve approximately $1,000,000 of the proceeds of this Offering for expansion of the airless bicycle tire line should demand for tires require an increase in production capabilities.

    Once the Company begins full scale manufacturing operations, the Company estimates that it will initially employ 100 employees, including 7 administrative and 93 supervisory and production employees. The Company believes that it will be able to hire a sufficient quantity of qualified laborers in the local area to meet the Company's employment needs.

                           PART II - OTHER INFORMATION
- --------------------------------------------------------------------------------
                           ITEM 1.  LEGAL PROCEEDINGS
- --------------------------------------------------------------------------------

     None.

- --------------------------------------------------------------------------------
                         ITEM 2.  CHANGES IN SECURITIES
- --------------------------------------------------------------------------------

     None.

- --------------------------------------------------------------------------------
                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- --------------------------------------------------------------------------------

     None.

- --------------------------------------------------------------------------------
          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- --------------------------------------------------------------------------------

     None.

- --------------------------------------------------------------------------------
                            ITEM 5.  OTHER INFORMATION
- --------------------------------------------------------------------------------

     None.

- --------------------------------------------------------------------------------
                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------------

(a) EXHIBITS.

EXHIBIT
  NO.           DESCRIPTION
- -------         -----------
  27            Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

     None.

- --------------------------------------------------------------------------------
                                   SIGNATURES
- --------------------------------------------------------------------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN TIRE CORPORATION
                                         [Registrant]



Dated:  May 10, 1996                     /S/DAVID K. GRIFFITHS
                                         ---------------------------------------
                                         Principal Accounting Officer