Form 10KSB
period 1996-06-30
AMERICAN TIRE CORP
filed 1996-10-15
CIK 945828

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended       June 30, 1996
                                     -------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

            Commission File Number          33-94318-C
                                            ----------
                    AMERICAN TIRE CORPORATION
                    --------------------------
        (Exact name of registrant as specified in charter)

           Nevada                                 87-0535207
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

446 West Lake Street, Ravenna, Ohio                        44266
-------------------------------------------              ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (330)  296-8778
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:
                                   None
                             ---------------
                             (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes
[X]  No [ ]  (2)  Yes [X]  No  [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [X]

  State issuer's revenues for its most recent fiscal year:  $8,161
                                                            ------

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

The Company has only recently completed its initial public offering and as of the date of this filing does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the initial public offering price per share for the Company's Common Stock at October 10, 1996, of $6.00 per share, the market value of shares held by nonaffiliates would be $8,518,488

  As of October 10, 1996, the Registrant had 4,149,748 shares of common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

PART I

                       ITEM 1. DESCRIPTION OF BUSINESS

Organization and Corporate History
----------------------------------

     American Tire Corporation, a Nevada corporation (the "Company"), was organized on January 30, 1995, by Richard Steinke and Dennis Chrobak to take advantage of existing proprietary and non-proprietary technology available for the manufacturing of specialty tires. Mr. Steinke has several years experience in top-management positions in public companies engaged in manufacturing products utilizing emerging technology and personally holds patents on urethane products and processes. In addition, Mr. Chrobak has over 30 years of tire industry experience in tire design, manufacturing, and marketing as an engineer for Goodyear Tire and Rubber Company and personally holds patents on tire structures and manufacturing processes. The Company has had limited operations since its organization and is a "development stage" company. However, the Company believes that the experience and intellectual contributions of Mr. Steinke and Mr. Chrobak to the Company are key components to the future success of the Company.

     Following its organization, in May 1995 the Company completed a private placement of 720,000 shares of Common Stock to a limited number of investors, raising net proceeds of $641,729, after deducting sales commissions of $70,000, and $8,271 in offering expenses. The funds received by the Company were utilized to purchase a manufacturing facility in Ravenna, Ohio, and to purchase specialized manufacturing equipment. In September 1995, the Company sold an additional 40,642 shares in a private placement raising gross proceeds
of  $243,852.   No commissions were paid, directly or indirectly, in
connection with the sale of those shares.   The proceeds from these prior
offerings have been utilized by the Company to fund its ongoing operations. The 40,642 shares of Common Stock sold in September 1995 have been subject to a Recision Offer and in October 1996, the Company repurchased from investors 34,977 shares for an aggregate of $193,704, which amount includes all accrued interest.

     The Company recently completed an initial public offering of 344,083 shares of Common Stock at a purchase price of $6.00 per share for gross offering proceeds of $2,064,498. The Company has used the proceeds from the offering to initiate production of "airless" bicycle and other tires which will compete with the traditional pneumatic tires (i.e., tires with an inner tube or tubeless tires inflated with air), repurchase the shares of Common Stock subject to the Recision Offer, repay loans from Officers, and for working capital.

     The Company believes that its technology will allow it to produce an airless tire which offers the same safety and ride as the traditional pneumatic tire, at competitive prices, without the associated problems resulting from a flat tire. The ability to avoid down time from flat tires will be particularly appealing to industrial concerns where down time can be readily equated into lost dollars.

Business in General
-------------------

     The Company has spent extensive time analyzing the tire industry, its perceived major competitors, potential markets, and its own strengths and weaknesses. The Company believes that the tire industry is dominated by several large competitors, has competitive pressures from cheaper imported tires from the Pacific Rim, and maintains a commitment to the traditional pneumatic tire with innovations focusing on tread design not tire design. The Company also feels that the tire industry can be divided into several segments each with its own dynamics, dominant companies, target customers, and competitive pressures.

     The Company feels its strengths are in its technology and research and development capabilities. Its weaknesses are in its size and financial capabilities and in changing Original Equipment Manufacturer and consumer views on pneumatic tires and the advantages of going airless. Based on this analysis of the tire industry, a two-pronged approach has been formulated by the Company's management to manufacture and market its airless tire concept.

     First, the Company has identified certain industry segments where it feels the cost of the tires, the consumer, and the competition will allow it to compete effectively against existing pneumatic tires and the companies that produce them. These industry segments are segments the Company feels will be accessible, its products will be readily acceptable, and the Company will not be at an insurmountable competitive disadvantage. One such area is the bicycle tire market where almost all tires are currently imported. The Company feels it cannot only produce its bicycle tires cheaper than traditional pneumatic bicycle tires, but offers the end user the advantage of not having to worry about flats or leaks.

     Second, in industry segments where the Company feels it will not initially have the financial or manufacturing resources to compete effectively, the Company will seek an industry partner to manufacture and market tires products developed from the Company's technology. The Company will, therefore, have a very fluid organization that will not be bound to the traditional role as strictly a manufacturer and marketer of products, but instead, a company exploring the non-traditional avenues, including joint ventures for developing and licensing the Company's technology. The Company feels that through these means, with respect to some products developed utilizing the Company's technology, the Company will be able to attain broader public recognition without incurring the additional equipment and related costs and expenses associated with being strictly a manufacturer and marketer. With respect to products developed through joint ventures and license agreements, the Company will maintain a profit interest by having a royalty or other carried interest in every unit of production sold through such arrangements based on gross sales price.

Hayes Development and License Agreement
---------------------------------------

     In September 1995, the Company and Hayes Wheels International ("Hayes") entered into a Development and License Agreement (the "Hayes Development and License Agreement") wherein the Company and Hayes have agreed to jointly develop a prototype tire-wheel assembly utilizing the DSS Technology, together with associated molds and equipment, for submission to the United States Department of Transportation ("DOT") for DOT's approval under FMVSS 129. Under the joint development aspect of the Hayes Development and License Agreement, the Company will, at its cost, develop and manufacture the molds and process for applying side coverings, elastomeric tread, and a cap stabilizer onto the Hayes manufactured DSS. Hayes, at its cost, will develop and manufacture molds and equipment to manufacture the steel portion of the DSS. FMVSS 129 is the applicable U.S. safety standard for non-pneumatic tires used on passenger vehicles and describes the energy cycle a non-pneumatic tire/wheel must absorb to be provided for commercial sale in the United States. The Company has received prototype wheels from Hayes, built the molds for applying the side coverings, tread, and stabilizing cap, and produced several tire-wheel assembly prototypes that have now been delivered to an independent lab for testing to ensure that the tire/wheel assembly complies with FMVSS 129. The Company has submitted for testing 7 of 10 planned submissions to an independent laboratory. The tests performed have been designed to provide the Company with data relating to the dynamics, material composition, and performance of the tire-wheel assembly. From the data developed from testing of the first seven prototypes the Company has established what the Company and Hayes believe to be the best design and polymer compound for the tire-wheel assembly to meet the requirements of FMVSS 129. The final three submissions will be based on that design and polymer compound. Because of limited financial resources the Company had suspended testing, however, now that the Company has completed its initial public offering it will continue testing on the three additional prototypes.

Airless Bicycle Tires
---------------------

     Airless bicycle tires differ from pneumatic tires in that pneumatic tires are made from rubber and require an inner tube which is inflated with air, while the Company's airless bicycle tires are manufactured from polyurethane, have no inner tube (solid throughout), and do not require inflation. The airless bicycle tire is mounted on the bicycle rim in much the same way a pneumatic tire is mounted, with the assistance of a special tire lever. The Company will provide with each tire, special tire levers, (about 12 inches long to provide for sufficient leverage), to assist the cyclist in mounting the tire to the wheel rim. The airless bicycle tires are approximately the same weight as pneumatic tires and tubes and ride characteristics are comparable. Apart from cleaning, the Company's bicycle tires are maintenance free. This is of particular importance in relation to braking performance. Pneumatic tires normally require regular attention to maintain full inflation pressure to ensure correct brake operation. The Company's airless bicycle tires eliminate tedious puncture repair or the need for a bicycle pump. They are designed for use by "On/Off" road and "Highway" bicycles. The Company will initially market the airless bicycle tires in two colors, fluorescent yellow and conventional black, however, it may choose to introduce additional colors, such as red and fluorescent pink, in the future.

     The Company's marketing strategy will be to initially introduce the bicycle tires through sales to OEMs and direct advertising to consumers through television commercials. The Company intends to target two main consumer segments of the bicycle tire market:

     (1) Original Equipment Manufacturers. Based on 1993 data, OEM purchases of bicycle tires made up one-third of the total volume of the bicycle tire market. By selling to OEM's, the Company believes it will be able to develop product identification and consumer demand by emphasizing "Made in the USA," the "airless," "maintenance free," and "puncture proof" characteristics of the bicycle tires while relying on the efforts of the OEM in marketing their
bicycles.   The Company has made production molds to produce bicycle tires for
Huffy Bicycle, Celina, Ohio to produce eight lines in four sizes (i.e., 26", 24", 20", and 16" x 1.95") for use with Huffy's 1997 production bicycles and limited quantities of Huffy's current production bicycles, with delivery of tires scheduled to begin in September 1996. Huffy has prepared its 1997 Bicycle Catalog featuring bicycles equipped with the Company's airless tires. Huffy is marketing the airless tires as the Enviro-Safety Tire ("EST") that never goes flat. Huffy has placed an initial order with the Company to deliver 50,000 tires in varying sized by December 31, 1996.

     (2) Direct Advertising. In April 1995, the Company entered into a television commercial agreement with American Independent Network of Ft. Worth, Texas ("AIN"), to air a commercial (the "Commercial") produced by the Company for a one year period beginning as soon as airless bicycle tires are available for shipment. AIN covers 129 stations, in 75 markets, covering 34,668,949 households. AIN will air the Commercial at times selected by it and the Company at time slots between 6:00 AM and 12:00 Midnight on an average of once an hour, with particular emphasis placed during the airing of afternoon children's programs, news reports, and sports programming. The total program will give the Company 15 to 20 airings per day during the one year term. The Company has established an 800 telephone number that will allow customers to call the Company to make purchases direct from the Company utilizing a credit card. The Company has agreed to pay AIN a commission of $2.00 for each bicycle tire sold by the Company resulting from direct advertising effort. The Company has not made any substantive studies to determine the degree of market penetration it can reasonably expect to obtain from the airing of the Commercial.

Competition
-----------

     Currently, there are three tire manufacturers that utilize a liquid phase technology manufacturing process to produce airless bicycle tires (Green Tire, Norwich, UK; Woo Tire, Waihai, China; and Krypton-India, Calcutta, India), and very limited numbers of their airless bicycle tires have been marketed in the United States. The technology that these companies use to manufacture their bicycle tires was originally developed by Vincent Panaroni, a consultant to the Company, and the co-inventor of the Company's Airless Tire Technology. These companies obtained the right to manufacture airless bicycle tires through a license agreement with UTI Chemicals, Inc., a company founded by Mr. Panaroni, and of which, Mr. Steinke served as Chairman of the Board. (See "DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES: Biographical Information.")

     The Company's Airless Tire Technology differs from the existing technology in (1) the formulation of the polyurethane; (2) the manner in which the polyurethane is distributed throughout the mold; (3) and implementation of a circumferential steel cord; (4) the manner in which the tire seats in the wheel rim; and (5) the manner in which the tire is manufactured to comply with ISO and U.S. tire and rim specifications and U.S. truth-in-labeling laws. In addition to manufacturers of airless tires, the Company will be competing directly with firms that manufacture and market pneumatic bicycle tires.

     The Company estimates that over 98% of all domestic bicycle tire sales are pneumatic tires. The bicycle tire industry is highly competitive and there are several of the Company's competitors that have financial resources which substantially exceed those of the Company. In addition, many competitors are large companies (i.e. Michelin [France], Kenda [Japan], and Chengshin Rubber [China]) that have established name recognition of their product, have established distribution networks for their products, and developed consumer loyalty to such products. The Company knows of no domestic manufacturer of pneumatic bicycle tires. Principal factors in marketing the

Company's bicycle tire will be that it is domestically produced with "airless" and "puncture proof" characteristics. This may give the Company a competitive advantage against pneumatic bicycle tires produced by foreign manufacturers that are subject to puncture and loss of air.

     Currently, there are no spare, passenger car, light, medium or heavy truck tire manufacturers that utilize the liquid phase technology manufacturing process to produce tires and the Company knows of no other company that has developed a combined tire-wheel assembly for motor vehicles. The Company is utilizing an established industry partner to bear the cost of manufacturing and marketing spare, passenger car, and light truck tires developed from DSS technology. Therefore, the Company will be competing indirectly with companies that manufacture and/or market pneumatic passenger vehicle and light truck tires [i.e., Goodyear, Michelin, and Bridgestone]. Many of these companies have company owned outlets or franchised stores that sell products manufactured by these companies. The Company feels that the car and truck tire market will be highly competitive and there may be several companies that manufacture pneumatic tires that have financial resources which exceed those of the Company and its industry partners. Although the Company's airless automobile and truck tires will be unique in the tire market place, the Company will be at a disadvantage in competing with older, larger, and more established companies while attempting to establish itself in the tire industry in general.

Manufacturing, Supplies, and Quality Control
--------------------------------------------

     The Company manufactures the airless bicycle tires utilizing single and/or multiple head, centrifugal molding machines. These machines centrifugally mold elaster products, such as the bicycle tires, by pouring a predetermined amount of polyurethane into a mold, which is then spread out in the mold through centrifugal force. Based on the formulation, the polyurethane becomes a solid at approximately 120 degrees Fahrenheit and a liquid state at approximately 320 degrees Fahrenheit. The molding process occurs when the liquid polyurethane formula (made up of isocyanide and polyol) is combined with a catalyst. This combination causes a chemical reaction that results in the cross linking of the chemicals, which thereafter become solid. The mold then moves to the next station where the tire is removed and the process continues.

     The Company estimates that a crew of three persons can produce 2,308 tires in an 8 hour shift on a 6 station carousel, or approximately 600,000 tires per year on each carousel. The Company estimates that it could produce about 15 million tires per year without expansion from its Ravenna facility. At that level of production, the Company would require approximately 150 employees. The Company will train its employees in the use of this specialized manufacturing equipment and process, which will be utilized for other types of specialty tires as well. The Company intends to utilize multiple suppliers to purchase polyurethane and believes that it will be able to obtain significant quantities of polyurethane and other chemicals without significant problems or delays.

     All products produced by the Company will be inspected following the manufacturing process and prior to shipment to ensure quality. Products considered by the Company's quality control personnel to be defective could be ground into pellets, which can be melted and reused in the Company's manufacturing process to make new products and reduce waste of raw materials.

Patents
-------

Dynamic Steerable Spring

     On June 5, 1995, the Company entered into a technology license agreement (the "DSS License Agreement") with American Mobility Systems, Inc., a Nevada corporation ("AMS"), controlled by Dennis S. Chrobak and Richard A. Steinke, affiliates of the Company, to develop DSS Technology. DSS Technology is a combination of a spring compressively loaded and a one piece spiral hoop load in tension. DSS Technology can be utilized in tire-wheel assemblies for many types of mobile products including spare tires, passenger car tires, and light, medium, and heavy truck tires. AMS is the owner of the DSS Technology for which an application for United States Letters Patent has been filed and issuance of a patent is pending. The term of the DSS License Agreement will be for the life of the underlying U.S. patent when issued. The Company is required to pay a royalty to AMS of either $1.00 for each unit of production manufactured and sold directly by the Company or eight percent (8%) of any royalty the Company should receive from third party licensees that utilize the DSS Technology.

Airless Bicycle Tires

     On October 27, 1995, the Company entered into a technology license agreement (the "Airless Tire License Agreement") with AMS, to develop certain technology relating to an airless bicycle tire for which AMS has filed an application for United States Letters Patent and the issuance of a patent is pending. The term of the Airless Tire License Agreement will be for the life of the underlying U.S. patent when issued. The Company is required to pay a royalty to AMS of $0.25 for each bicycle tire manufactured and sold by the Company utilizing the technology.

     The Company has not yet received from the United States Patent Office any response passing on the patentability of the claims of the case with respect to the either the DSS Technology or the Airless Bicycle Tire Technology. The Company is unable to predict when any office action will be taken or a patent issued. Although a patent has a statutory presumption of validity in the United States, the issuance of a patent is not conclusive as to its validity, nor as to the enforcement scope of the claims contained therein. The Company intends to, but has not as of the date of this Prospectus, applied for patent protection in other countries. The Company intends to vigorously police its patent and there can be no assurance that its patent will not be infringed upon or modified by others. The Company has not retained intellectual property counsel to render an opinion regarding the DSS Technology and the Airless Tire Technology as to whether the Company is infringing on the intellectual property rights of others. In that regard, the Company believes the DSS Technology is unique in that the Company knows of no other manufacturer of airless passenger vehicle tires or tire-wheel assemblies. With respect to the Airless Bicycle Tire Technology, the Company believes that its technology substantially differs from the existing technology currently being utilized to produce airless bicycle tires. The Company believes that although its patents are important, such factors as product innovation, technical expertise and experience, and the confidentiality of proprietary data and trade secrets are equally as important. The Company will attempt to preserve and protect its proprietary technology principally through trade secret protection and has obtained confidentiality/nondisclosure agreements with all of its employees.

Trademark
---------

     On July 21, 1995, the Company entered into a Trademark License Agreement (the "Trademark License Agreement") wherein the Company obtained from UTI-UK the right to use the U.S. registered trademark "Urathon TM" on bicycle tires sold by the Company within the United States and all other countries that are signatories to the North American FreeTrade Agreement. The Trademark License Agreement requires the Company to pay UTI-UK a royalty of $0.35 for each bicycle tire it sells under the Urathon TM trade name. The Trademark License Agreement will remain in effect until December 31, 2005, unless terminated upon six months written notice by either UTI or the Company. The Company entered into the Trademark License Agreement with UTI-UK for marketing purposes as UTI-UK has been marketing airless bicycle tires in the United Kingdom under the trademark Urathon TM through a distribution network of 535 ATS tyre centres owned by the Michelin Tire Corporation.

Regulation and Environmental Compliance
---------------------------------------

     In connection with the manufacturing of airless bicycle tires, the Company knows of no particular federal or state regulations applicable to its manufacturing process. However, the Company intends to manufacture its bicycle tires in compliance with any applicable ISO standards. Certain tire wheel assemblies designed to be manufactured for use on passenger vehicles and light trucks are required to meet certain Department of Transportation, Federal Motor Vehicle Safety Standards ("FMVSS"), including FMVSS 129, which applies to non-pneumatic tires for passenger cars. This standard specifies tire dimensions and laboratory tests requirements for lateral strength, endurance, and high speed performance, defines the tire load rating, and specifies labeling requirements for non-pneumatic spare tires. All tire-wheel assemblies for use in passenger car and light truck applications developed by the Company will be engineered to meet applicable FMVSS standards.

     The Company is subject to various local, state, and federal laws and regulations including, without limitation, regulations promulgated by federal and state environmental and health agencies, the federal Occupational Safety and Health Administration, and laws pertaining to hiring, treatment, safety, and discharge of employees. The Company's manufacturing operations must also meet federal, state, and local regulatory standards in the areas of labor, safety, and health. Since its inception, the Company has spent $5,140 to comply with various environmental regulations and no additional expenditures by the Company have been required. The Company believes that it will be able to operate in compliance with such regulations, including laws related to the handling and use of environmentally hazardous materials.

Employees
---------

     As of September 30, 1996, the Company had 7 full-time employees. All of the Company's Officers and key personnel are employees at will, except Messrs. Steinke and Chrobak. None of the Company's employees is represented by a labor union. Once the Company begins full scale manufacturing operations the Company will initially employ 100 employees, including 7 administrative and 93 supervisory and production employees. The Company believes that it will be able to hire a sufficient quantity of qualified laborers in the local area to meet the Company's employment needs. The Company's manufacturing process does not require special training, other than orientation to the Company's production techniques and specific equipment.

                ITEM 2. DESCRIPTION OF PROPERTIES

Offices
-------

     The Company's 26,000 sq. ft. manufacturing/distribution/office facility is located on 4.15 acres of real property at 446 West Lake Street, Ravenna, Ohio, and consists of 1,000 sq. ft. of administrative offices and 25,000 sq. ft. of manufacturing space. The facility is constructed of masonry and steel and is equipped with a one-half ton chain hoist, overhead sprinkler system, and two loading docks. The Ravenna facility will be utilized for bicycle tire production and management of the Company believes that the Ravenna facility will be sufficient to handle projected production needs for the next five years. It is the opinion of management that the Company maintains adequate insurance coverage for loss or damage to its facility under its existing insurance policy.


                    ITEM 3. LEGAL PROCEEDINGS

None.


        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 1996.


                             PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Lack of Prior Public Market and Possible Volatility of Stock Price
------------------------------------------------------------------

     Prior to completion of the Company's initial public offering there has been no public market for the Common Stock and there can be no assurance that a significant public market for the Common Stock will develop or be sustained now that the offering has been terminated. The Company has enlisted a Market Maker to apply to have the Company's Common Stock included for quotation in the over-the-counter market on the OTC Bulletin Board under the proposed symbol "ATYR". There can be no assurance that the Market Maker's activities will be continued, or that an active trading market for the Company's Common Stock will be developed or maintained. The future market price of the Common Stock may be highly volatile. Although the initial public offering price of the Common Stock reflects the Company's assessment of current market conditions, there can be no assurance that such price will be maintained once trading commences.

     Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At October 10, 1996, the Company had approximately 260 shareholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation
-----------------

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

     The Company operates three single-station and one 6-station "centrifugal molding machines," and other related specialized manufacturing equipment to produce the airless bicycle tires. The 6-station unit will allow the Company to produce approximately 50,000 bicycle tires monthly or 600,000 bicycle tires annually, assuming one, eight-hour production shift, 260 days per year. The Company is utilizing approximately $350,000 of the offering proceeds to purchase a 12-station molding machine.

     The Company believes that its two-pronged approach for manufacturing and marketing its technology and products will be the most cost effective means for the Company to be successful. The Company is in the development stage and until completion of its public offering had limited working capital and limited internal financial resources. The Company has had an operating loss of $844,720 since its inception due to the cost and expenses associated with beginning operations and the report of the Company's auditor contains a going concern modification as to the ability of the Company to continue. The Company is currently operating at a loss of approximately $48,000 per month and expects operating expenses to continue at such rate until such time as the Company begins to receive revenues from the sale of bicycle tires. The Company estimates that it will need approximately $165,000 per month to fund the production of 50,000 bicycle tires per month.

     Because at June 30, 1995, the Company had only been organized for five months and had no significant operations, a comparison of the prior five month period ended June 30, 1995, with the year ended June 30, 1996, would not be conducive to an understanding of the Company and its fiscal condition or have any meaningful significance.

     In May 1995, the Company established a line of credit of $300,000 with a commercial lender to help fund the Company's working capital requirements.
The line-of-credit is payable on demand and bears interest, payable monthly, at 1% over prime. The line of credit is individually guaranteed by Richard A. Steinke and Dennis S. Chrobak. At June 30, 1996, the Company had drawn $299,838 against the line. On September 26, 1996, the Company utilized approximately $300,000 of the offering proceeds to pay off the line of credit.

     At June 30, 1996, the Company had borrowed an aggregate of $261,000 from certain of its officers. The Company intends to use funds from the offering to repay portions, if not all of the loans made from its Officers.

     As of June 30, 1996, the Company had not commenced the commercial sale of its products, specifically the airless bicycle tire. As a result, the Company has not received revenues from operations and has a working capital deficit. The delays in selling its products have caused the Company's limited resources to be more depleted than originally anticipated. The Company has now commenced commercial production of its products, including production to fill an initial order from Huffy Bicycle to deliver 50,000 tires by December 31, 1996.

     The Company will be relying on the proceeds of this Offering to meet further operating requirements should the Company fail to receive sufficient
revenues from the sale of products to meet its needs.   The Company intends to
reserve $285,000 of the offering proceeds to meet the Company's working capital requirements for the next twelve months.

     As indicated above, the Company's current equipment has the capacity to produce during an eight-hour shift, 50,000 bicycle tires monthly or 600,000 annually. As the Company has had no significant prior sales, it cannot be certain that it will be able to sell all the tires that it can produce. The Company has allocated approximately $350,000 of the offering proceeds for expansion of the airless bicycle tire line should demand for tires require an increase in production capabilities.

     The Company has obtained a license to exploit the DSS Technology for which a patent application has been filed with the United States Trademarks and Patents Office by AMS and is currently pending. The Company has entered into a technology development and license agreements with Hayes Wheels International, Inc. with respect to developing a tire-wheel assembly utilizing the Company's DSS Technology. Other than the costs of obtaining Department of Transportation approval of a tire-wheel assembly utilizing the Company's DSS Technology, the Company does not anticipate performing any significant product research and development during the next twelve months of operations.


                  ITEM 7.  FINANCIAL STATEMENTS


     The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.


    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE


     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

                             PART III


    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of September 30, 1996, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name            Age   Position                   Director or Officer Since
   ----            ---   --------                   -------------------------
Richard Steinke    54    Chairman, Director,
                          and C.E.O.                January 1995
Dennis S. Chrobak  55    President and Director     January 1995
Gary Dalton        54    Vice-President and
                          Director                  February 1995
David K. Griffiths 59   Treasurer/Controller        February 1995
Philip J. Chrobak  28   Secretary                   February 1995

     All Officers and Directors became Officers and Directors of the Company in connection with its organization. The term of office of each director is one year and until his successor is elected and qualified at the Company's annual meeting, subject to removal by the Shareholders. The term of office for each Officer is one year and until a successor is elected at the annual meeting of the Board of Directors and is qualified, subject to removal by the Board of Directors. The Company will reimburse Directors for their expenses associated with attending Directors' meetings. However, Directors have not, nor is it anticipated they will, receive any additional compensation for attending Directors' meetings.

Biographical Information
------------------------

     Set forth below is certain biographical information for each of the Company's Officers and Directors and other key personnel.

     Richard Steinke is a founder of the Company and currently serves as its Chairman and Chief Executive Officer. From January 1992 to December 1994, Mr Steinke served as Chairman and C.E.O. of Alanco Environmental Resources, Inc. [NASDAQ: ALAN], a manufacturer of environmental/pollution control equipment, Salt Lake City, Utah. From June 1985 to December 1991, he was the Chairman and C.E.O. of UTI Chemicals, Inc.[NASDAQ: UTEC], a developer and manufacturer of urethane chemicals, El Toro, California. Mr. Steinke brings to the Company several years of top level management experience in public companies involved in the use of emerging technologies. Mr. Steinke received a B.A. in Political Science and Economics from the University of Arizona, Tucson, Arizona, in 1967.

     Dennis S. Chrobak is a founder of the Company and currently serves as its President and is a Director. From January to December 1994, Mr. Chrobak was self-employed as an engineer/consultant. Prior to his retirement in 1994, Mr. Chrobak was employed by Goodyear Tire and Rubber Company, Akron, Ohio, for 33 years. During that time, Mr. Chrobak served in various employment capacities, including Staff Engineer, 1962; Senior Project Engineer, 1963-1968; Section Leader, Military Aircraft Tire Engineering, 1968-1970; Chief Engineer, Race Tire Engineering, 1970-1974; General Manager, International Race Tyre Division, UK, 1974-1979; Product Manager, New Passenger Tire Products, 1981 to 1983; Chief Engineer; Tire/Wheel Systems Engineering, 1983-1985; Chief Engineer, Technology Forecasting, Planning, and Business Coordination, 1985 to 1987; and Chief Engineer, Specialty Tire Programs, 1987 to 1994. Mr. Chrobak received a B.S. in Chemical Engineering, Case Institute of Technology, Cleveland, Ohio, in 1961, and MBA (then Case-Western) in 1989. In addition, Mr. Chrobak has received several certifications relating to additional education and training in the chemical/tire industry. Mr. Chrobak is the inventor of 9 patents relating to tire technology and has published several papers relating to issues in the tire industry. Mr. Chrobak is active in his church and community, including 40 years devoted to various positions in the Boy Scouts.

     Gary Dalton is currently serving as Vice-President, Sales and is a Director of the Company. From January 1994 to May 1995, Mr. Dalton served as President of Alanco Environmental Manufacturing, Inc., a division of Alanco Environmental Resources, Inc. [NASDAQ: ALAN], Salt Lake City, Utah, a manufacturer of environmental/pollution control equipment. Prior to his employment with Alanco, from January 1987 to January 1994, Mr. Dalton was President of Alpha Numeric Solutions, Inc., Salt Lake City, Utah, a company engaged in marketing multiple optical imaging and word processing systems for various industries. Mr. Dalton brings to the Company over 23 years experience in the office automation, sales, marketing, and distribution fields in both domestic and foreign markets.

     David K. Griffiths currently serves as the Company's Treasurer/Controller and has since 1960 been self-employed as an accountant/consultant for various small businesses. Mr. Griffiths offers the Company 35 years experience in accounting and accounting related systems.

     Philip J. Chrobak currently serves as the Company's Secretary and will be employed by the Company in a supervisory position in manufacturing. Mr. Chrobak was employed by the children's toy manufacturer Little Tikes Co., a division of Rubbermaid Co., Hudson, Ohio, as a production lead/supervisor from January 1990 to May 1995. Mr. Chrobak brings to the Company five years of production and supervisory skills and techniques that will prove to be beneficial as the Company begins manufacturing operations. Philip Chrobak is the son of Dennis S. Chrobak.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

     The Company is not subject to the requirements of Section 16(a) of the Exchange Act.


                     ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last two completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at June 30, 1996, the end of the Company's last completed fiscal year):

                    SUMMARY COMPENSATION TABLE


                                                       Long Term Compensation
                                                       ----------------------

                     Annual Compensation               Awards       Payouts
                                           Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Richard A. Steinke  1996   $-0-     -0-       -0-         -0-      -0-     -0-       -0-
C.E.O. and Chairman 1995    -0-     -0-       -0-         -0-      -0-     -0-       -0-
                            -0-     -0-       -0-         -0-      -0-     -0-       -0-


Employment Agreements and Benefits
----------------------------------

      The Company has entered into Employment Agreements with Richard A. Steinke, its Chief Executive Officer, and Dennis S. Chrobak, its President. The Employment Agreements do not take effect until the Company has terminated its initial public offering. No compensation to Mr. Steinke or Mr. Chrobak will accrue prior to such date. The Employment Agreements call for Mr. Steinke and Mr. Chrobak to be employed for a term of 36 months, with monthly compensation of $10,000, each, subject to increase at the discretion of the Board of Directors. The Company is to provide group health, medical, and life insurance, similar to that which will be made available to all full time employees and reimburse Messrs. Steinke and Chrobak for out-of-pocket expenses incurred in connection with the Company's business. In the event of termination of either Mr. Steinke's or Mr. Chrobak's employment, for reasons other than cause, as defined in each employment agreement, the terminated parties monthly salary would continue throughout the balance of the term of
the employment agreement.   The Company does not have employment agreements
with any other officer and director or other key personnel.

     As a condition to employment, all the Company's managers and key personnel are required to sign a nondisclosure and noncompetition agreement. Under the terms of the nondisclosure and noncompetition agreement, employees will not be able to provide services or information deemed confidential by the Company to any other company or person which directly or indirectly competes with the Company in the tire industry or an industry which at the time of the employees' employment, the Company intended to enter. There is no time limitation on the nondisclosure aspect of the agreement. The noncompetition clause is for a period of two years and prevents a former employee or consultant of the Company from acting as an employee, consultant or in any other capacity for a competitor of the Company. Additionally, all employees will be required, as a condition of their employment, to enter into a nondisclosure agreement related to any information or process deemed confidential by the Company.

Consulting Agreement with Vincent Panaroni
------------------------------------------

     In August 1995, the Company entered into a consulting agreement with Vincent Panaroni, wherein Mr. Panaroni has agreed to provide the Company with technical advice relating to chemical formulations and the development of polyurethane compounds for use in products manufactured or licensed by the Company for manufacture by third parties. The term of the Company's consulting arrangement with Mr. Panaroni is one year, subject to renewals for like periods, and provides for monthly payments of $3,000. The consulting agreement restricts Mr. Panaroni from disclosing to third parties proprietary information regarding the Company's products and keeping confidential information and knowledge gained as a result of the services provided. This Agreement was terminated at July 31, 1996 and the Company and Mr. Panaroni have agreed to utilize Mr. Panaroni's services on an ad hoc basis with Mr. Panaroni's compensation to be determined on a project by project basis.


Pension Table
-------------

     None.


Other Compensation
------------------

     None.


Compensation of Directors
-------------------------

     None.


Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

     Unless otherwise disclosed above, there are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of October 10, 1996, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 4,149,748 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Security Ownership of Certain Beneficial Owners

Title
 of      Name and Address              Amount and Nature of     Percentage
Class    Beneficial Owner              Beneficial Ownership(1)   of Class
-----    ----------------              --------------------     ----------
Common   Dennis S. Chrobak             D     1,255,000             30.2
         2914 Silver Lake Blvd.        I (2)    50,000              1.2
         Silver Lake, OH 44224

Common   Richard A. Steinke            I (3)   455,000             11.0
         446 West Lake Street          I (4)   800,000             19.3
         Ravenna, OH  44266

SECURITY OWNERSHIP OF MANAGEMENT OF THE COMPANY

Title
 of      Name and Position of          Amount and Nature of     Percentage
Class    Officer and/or Director       Beneficial Ownership(1)   of Class
-----    -----------------------       --------------------     ----------
Common   Dennis S. Chrobak, President        ---See Table Above---
         and Director

Common   Richard A. Steinke, C.E.O.          ---See Table Above---
         and Director

Common   Gary Dalton, Vice President   (D)     100,000              2.4

         All Officers and Directors
          as a Group (5 person)        (D)   1,425,000             34.3
                                       (I)   1,305,000             31.4
                                             ---------             ----
         Total Beneficial Ownership          2,730,000             65.7
                                             =========             ====

(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.
(2) Represent shares owned beneficially and of record by Bonnie Chrobak, the wife of Dennis S. Chrobak, and which Mr. Chrobak may be deemed to have indirect beneficial ownership over such shares.
(3) Represent shares owned beneficially and of record by Gemini Funding Services Profit Sharing Account, of which Richard A. Steinke is the principal beneficiary.
(4) Represent shares owned beneficially and of record by S102 Irrevocable Trust, for which Richard A. Steinke is the trustee.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans from Officers
-------------------

      Pursuant to a series of promissory notes (the "Promissory Notes") beginning February 9, 1996, at June 30, 1996, the Company had borrowed an aggregate of $261,000, from Richard A. Steinke ($195,000); Dennis S. Chrobak ($30,000); and Gary Dalton ($36,000), three of the Company's officers and directors. The Promissory Notes and accrued interest are payable on demand and carry interest rates ranging from 9.25% to 9.5% per annum. As of June 30, 1996, the accrued interest on the Promissory Notes was approximately $4,830. Although the foregoing transactions can not be deemed to have been made on an arms-length basis, management of the Company believes the terms of the Promissory Notes are terms which are no less favorable to the Company than are reasonably available from unrelated lending sources.

Technology License Agreements
-----------------------------

     DSS License Agreement

     On June 5, 1995, the Company entered into a technology license agreement (the "DSS License Agreement") with AMS, a Nevada corporation controlled by Dennis S. Chrobak and Richard A. Steinke, affiliates of the Company. AMS is the owner of certain technology known as the "Dynamic Steerable Spring" ("DSS") for which an application for United States Letters Patent has been filed and is currently pending. The License Agreement grants the Company an exclusive to use, sell, license, or otherwise exploit the DSS Technology worldwide in exchange for a royalty of either $1.00 for each unit of production produced and sold by the Company or eight percent (8%) of any royalty the Company should receive from third party licensees that utilize the DSS Technology. Due to the relationship of Mr. Steinke and Mr. Chrobak with the Company, the DSS License Agreement cannot be considered to have been negotiated at arm's length.

     Airless Tire License Agreement

     On October 27, 1995, the Company entered into a technology license agreement (the "Airless Tire License Agreement") with AMS. AMS is the owner of certain technology for producing an airless tire for which an application for United States Letters Patent has been filed and is currently pending.
The Airless Tire License Agreement grants the Company an exclusive license to use, sell, license, or otherwise exploit the technology worldwide in exchange for a royalty of $0.25 for each bicycle tire produced and sold by the Company utilizing the technology. Due to the relationship of Mr. Steinke and Mr. Chrobak with the Company, the Airless Tire License Agreement cannot be considered to have been negotiated at arm's length.

Stock Subscriptions
-------------------

     In April 1995, the Company entered into subscription agreements with Gary Dalton, Philip Chrobak, and David Griffiths, three of its Officers, to acquire an aggregate of 170,000 shares of its Common Stock at a purchase price of $1.00 per share, in exchange for promissory notes bearing interest at 8% per annum, payable in 36 months. The promissory notes were subsequently amended to become due six months from the close of the Company's initial public offering. The Company has adopted a policy that any future loans or similar arrangements to its officers, directors, or 5% shareholders will not occur unless approved by a majority of the disinterested directors and for a bona fide business purpose. Set forth below are the names of the Officers, the number of shares issued, the consideration to be received for such shares, and their relationship with the Company.

                        Number of      Consideration    Relationship
Name of Shareholder     Shares Issued  to be Paid       to the Company
-------------------     -------------  -------------    --------------

Gary Dalton (1)            100,000       $100,000       Officer/Director
Philip J. Chrobak (2)       50,000         50,000       Officer
David Griffiths (3)         20,000         20,000       Officer
                           -------       --------
Totals                     170,000       $170,000
                           =======       ========


(1) As of June 30, 1996, Mr. Dalton had paid $50,000 cash and provided services to the Company valued at $10,000, which amounts have been applied against the principal and interest to be paid under the promissory note.
(2) As of June 30, 1996, Mr. Chrobak has provided services to the Company valued at $5,000, which amount has been applied against the principal and interest to be paid under the promissory note.
(3) As of June 30, 1996, the value of the accounting services provided by Mr. Griffiths has exceeded the amount required for payment in full and of the promissory note has been applied against principal and interest.


            ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                              Page
-----------------                                              ----
Independent Auditor's Report of Saltz, Shamis & Goldfarb, Inc.  21

Balance Sheets as of June 30, 1996 and 1995                     22

Statements of Operations for the year ended June 30, 1996 and the period from January 30, 1995 (inception) to June 30, 1996
and 1995                                                        24

Statements of Shareholders' Equity for the year ended June 30,
1996 and the period from January 30, 1995 (inception) to June
30, 1996 and 1995                                               25

Statements of Cash Flows for the year ended June 30, 1996 and for the period from January 30, 1995 (inception) to June 30,
1996 and 1995                                                   26

Notes to Financial Statements                                   27

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document                           Location
-------  ---------  -----------------                         ------------
  1         2       Articles of Incorporation and Amendments  Incorporated
                                                              by reference*
  2         2       Bylaws                                    Incorporated
                                                              by reference*
  3        10       Television Commercial Agreement           Incorporated
                                                              by reference*
  4        10       DSS Technology License Agreement          Incorporated
                                                              by reference*
  5        10       Amendment to DSS Technology
                    License Agreement                         Incorporated
                                                              by reference*
  6       10       Escrow and Subordination Agreement        Incorporated
                                                              by reference*
  7        10       Development and License Agreement
                    between the Company and Hayes Wheels
                    International, Inc.                       Incorporated
                                                              by reference*
  8        10       Airless Tire Technology Agreement         Incorporated
                                                              by reference*
* Incorporated by reference from the Company's registration statement on Form SB-2 filed with the Commission, SEC file no. 33-94318-C.


 (b) Reports on Form 8-K. There were no reports on Form 8-K filed with the Commission during the quarter ended June 30, 1996.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                        AMERICAN TIRE CORPORATION


Date: October 14, 1996                 By /S/ Richard A. Steinke, C.E.O and
                                        Director (Principal Executive Officer)

Date: October 14, 1996                  By /S/ Dennis S. Chrobak, Director

Date: October 14, 1996                  By /S/ Gary Dalton, Director

Date: October 14, 1996                  By /S/ David K. Griffiths, Treasurer
                                        (Principal Accounting Officer)

                   INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Board of Directors of American Tire Corporation

We have audited the accompanying balance sheets of American Tire Corporation (a development stage company) as of June 30, 1996 and 1995, and the related statements of operations, shareholders' equity, and cash flows for the year ended June 30, 1996 and for the period from January 30, 1995 (inception) to June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tire Corporation as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the year ended June 30, 1996 and for the period from January 30, 1995 (inception) to June 30, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As described in Note A to the financial statements, the Company's ability to bring its product to market are dependent on its successful obtainment of capital to fund its activities. In the event the Company is unsuccessful in obtaining sufficient capital, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ SALTZ, SHAMIS & GOLDFARB, INC.

Akron, Ohio
October 9, 1996

                    AMERICAN TIRE CORPORATION
                  (A Development Stage Company)

                          BALANCE SHEETS
                      JUNE 30, 1996 AND 1995
                              ASSETS
                                             1996        1995
                                         ---------    ---------
CURRENT ASSETS:
 Cash                                   $    4,467   $   92,729
 Other receivables                          22,767        4,419
 Receivable - officers                        -          50,000
 Inventory                                 131,285         -
 Prepaid royalties - related party          17,725        8,550
 Prepaid expenses                           15,182       19,563
 Deposits on inventory                      87,401      201,838
                                         ---------    ---------
 Total Current Assets                      278,827      377,099
                                         ---------    ---------
PROPERTY, PLANT AND EQUIPMENT
 Land                                       59,000       59,000
 Building and building improvements        229,996      228,305
 Equipment                                 225,968       73,906
 Furniture and fixtures                      7,692        6,940
 Construction in progress                     -          14,000
                                         ---------    ---------
                                           522,656      382,151
  Less: accumulated depreciation            39,299        1,305
                                         ---------    ---------
                                           483,357      380,846
OTHER ASSETS:
 Deposits                                    1,834        1,854
 Accrued interest receivable                 9,993        2,991
 Deferred offering costs                   147,108       71,824
                                         ---------    ---------
                                           158,935       76,669
                                         ---------    ---------
                                        $  921,119   $  834,614
                                         =========    =========
















       (See accompanying notes to the financial statements)

                    AMERICAN TIRE CORPORATION
                  (A Development Stage Company)

                          BALANCE SHEETS
                      JUNE 30, 1996 AND 1995
               LIABILITIES AND SHAREHOLDERS' EQUITY

                                             1996        1995
                                         ---------    ---------
CURRENT LIABILITIES:
 Line of credit                         $   299,838  $  201,838
 Accounts payable and accrued expenses       98,680      24,908
 Due to officer                                -          6,159
 Notes payable - officers and
  accrued interest                          265,830        -
                                         ----------   ---------
 Total Current Liabilities                  664,348     232,905

SHAREHOLDERS' EQUITY:
 Preferred stock, par value $0.001,
  5,000,000 shares authorized,
  0 shares issued and outstanding              -           -
 Common stock $.001 par value, 25,000,000
  shares authorized, 3,840,642 and
  3,800,000 shares issued and outstanding,
  respectively                                3,841       3,800
 Additional paid-in capital               1,182,650     940,439
 Deficit accumulated during the
  development stage                        (844,720)   (248,630)
                                          ---------   ---------
                                            341,771     695,609
 Less: Receivable - shareholder (officers)  (85,000)    (93,900)
                                          ---------   ---------
                                            256,771     601,709
                                          ---------   ---------

                                        $   921,119  $  834,614
                                         ==========   =========



















       (See accompanying notes to the financial statements)

                    AMERICAN TIRE CORPORATION
                  (A Development Stage Company)

                     STATEMENTS OF OPERATIONS

                                                                                   January 30, 1995
                                                         For the    January 30, 1995  (Inception)
                                                       Year Ended     (Inception)          to
                                                        June 30,     to June 30,        June 30,
                                                           1996           1995             1996
                                                      ------------   ------------    ------------
INCOME
 Interest income                                      $      8,161   $      3,611    $     11,772
                                                      ------------   ------------    ------------
EXPENSES:
 Consulting                                                 43,261        135,818         179,079
 Payroll and payroll taxes                                 222,757         29,817         252,574
 Administrative                                            190,864         28,126         218,990
 Travel and entertainment                                   55,554         40,774          96,328
 Marketing consulting                                         -            13,300          13,300
 Interest                                                   53,821          3,101          56,922
 Depreciation                                               37,994          1,305          39,299
                                                      ------------   ------------    ------------
    Total Expenses                                         604,251        252,241         856,492
                                                      ------------   ------------    ------------
LOSS BEFORE INCOME TAXES                                  (596,090)      (248,630)       (844,720)

 Income taxes                                                 -              -              -
                                                      ------------   ------------    ------------
NET LOSS                                              $   (596,090)  $   (248,630)   $   (844,720)
                                                      ============   ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                      3,840,642      3,800,000       3,840,642
                                                      ============   ============    ============

NET LOSS PER SHARE                                    $      (0.16)  $      (0.06)   $      (0.22)
                                                      ============     ==========    ============




















       (See accompanying notes to the financial statements)

                    AMERICAN TIRE CORPORATION
                  (A Development Stage Company)
                STATEMENT OF SHAREHOLDERS' EQUITY
  FROM THE DATE OF INCEPTION (JANUARY 30, 1995) TO JUNE 30, 1996

                                                            Accumulated
                                                            Deficit
                                                 Additional During         Notes         Total
                              Common Stock        Paid-in   Development   Receivable   Shareholders'
                            Shares      Amount    Capital   Stage        Shareholders    Equity
                          ----------  ---------  ---------  -----------  ------------  -------------

BALANCE, January 30, 1995
 (Inception)                    -     $    -     $     -     $     -     $       -     $       -

Sale of common stock for
 cash of $.01 per share    2,510,000      2,510        -           -             -            2,510

Common stock issued for
 services in February
 1995                        300,000        300      29,700        -             -           30,000

Common stock issued for
 services in April 1995      100,000        100      99,900        -             -          100,000

Common stock issued for
 notes receivable, of
 which $50,000 was paid
 in August 1995 and
 $50,000 included in
 current assets at June
 30, 1995                    170,000        170     169,830        -         (120,000)       50,000

Repayment of notes
 receivable by providing
 services                       -          -           -           -           26,100        26,100

Sale of common stock for
 cash of $1.00 per share
 pursuant to a private
 placement, net of stock
 issuance costs of $78,271   720,000        720     641,009        -             -          641,729

Net loss for the period         -          -           -       (248,630)         -         (248,630)
                          ----------  ---------  ----------  ----------  ------------  ------------
Balance at June 30, 1995   3,800,000      3,800     940,439    (248,630)      (93,900)      601,709

Repayment of notes
 receivable by providing
 services                       -          -           -           -            8,900         8,900

Sale of common stock for
 cash of $6.00 per share
 pursuant to a private
 placement                    40,642         41     243,811        -            -           243,852

Stock issuance costs            -          -         (1,600)       -            -            (1,600)

Net loss for the year           -          -           -       (596,090)        -          (596,090)
                          ----------  ---------  ---------- -----------  -----------   ------------
Balance at June 30, 1996   3,840,642  $   3,841  $1,182,650 $  (844,720) $   (85,000)  $    256,771
                          ==========  =========  ========== ===========  ===========   ============

           (See accompanying notes to the financial statements)

                         AMERICAN TIRE CORPORATION
                       (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS

                                                                                   January 30, 1995
                                                         For the   January 30, 1995  (Inception)
                                                       Year Ended     (Inception)          to
                                                        June 30,     to June 30,        June 30,
                                                          1996           1995             1996
                                                      ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $   (596,090)  $   (248,630)   $   (844,720)

 Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation                                            37,994          1,305          39,299
    Stock issued in lieu of cash payment for
     certain services                                         -           129,000         129,000
    Services provided in lieu of cash payment
     on receivables - officers                               8,900         26,100          35,000
  (Increase) decrease in:
     Other receivables                                     (18,348)        (4,419)        (22,767)
     Inventory                                            (131,285)          -           (131,285)
     Prepaid royalties                                      (9,175)        (8,550)        (17,725)
     Prepaid expenses                                        4,381        (19,563)        (15,182)
     Deposits on inventory and other                       114,457       (203,692)        (89,235)
     Accrued interest receivable                            (7,002)        (2,991)         (9,993)
  Increase (decrease) in:
     Accounts payable and accrued expenses                  78,602         24,908         103,510
     Due to officer                                         (6,159)         6,159            -
                                                      ------------   ------------    ------------
NET CASH USED BY OPERATING ACTIVITIES                     (523,725)      (300,373)       (824,098)

CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES:
     Purchase of property, plant and equipment            (140,505)      (382,151)       (522,656)
                                                      ------------   ------------    ------------
NET CASH USED BY INVESTING ACTIVITIES                     (140,505)      (382,151)       (522,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowing on line of credit                           196,000        201,838         397,838
     Repayment on line of credit                           (98,000)          -            (98,000)
     Proceeds from notes payable - officers                267,000           -            267,000
     Repayment of notes payable - officers                  (6,000)          -             (6,000)
     Proceeds from mortgage note payable                      -           188,000         188,000
     Repayment of mortgage note payable                       -          (188,000)       (188,000)
     Proceeds from issuance of common stock
      (net of stock issuance costs of $79,871)             292,252        644,239         936,491
     Deferred offering costs                               (75,284)       (70,824)       (146,108)
                                                      ------------   ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  575,968        775,253       1,351,221
                                                      ------------   ------------    ------------
NET INCREASE (DECREASE) IN CASH                            (88,262)        92,729           4,467

CASH AT BEGINNING OF PERIOD                                 92,729           -               -
                                                      ------------     ----------    ------------
CASH AT END OF PERIOD                                 $      4,467     $   92,729    $      4,467
                                                      ============     ==========    ============



       (See accompanying notes to the financial statements)

                    AMERICAN TIRE CORPORATION
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

Through an initial public offering the Company is offering at a cash price of $6.00 per share, up to 550,000 shares (250,000 share minimum) of the Company's common stock. The Company's continuation as a going concern is dependent upon its ability to generate sufficient capital resources from its initial public offering or other sources to carry out its business plan and to commence and continue operations.

REVENUE RECOGNITION: The Company expects to recognize revenue upon the shipment of product.

INVENTORY: Inventory is stated at the lower of cost or market, using the first-in, first-out method. The inventory at June 30, 1996 consists of finished goods purchased for resale.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, as follows:

          Building                    40 years
          Equipment                    5 years
          Furniture and fixtures       7 years

INCOME TAXES: Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements and tax returns. The Company has provided a 100% valuation allowance for the benefit associated with the Company's net operating loss carryforward of approximately $856,000 and $246,000 at June 30, 1996 and June 30, 1995, respectively.

DEFERRED OFFERING COSTS: The initial public offering costs have been deferred pending completion of such offering at which time such costs will be netted against the offering proceeds received. Should the offering be unsuccessful, these costs will be expensed.


       28           AMERICAN TIRE CORPORATION
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

NET LOSS PER SHARE: The net loss per share has been computed in accordance with regulations of the Securities and Exchange Commission. Accordingly, stock issued at prices less than the proposed offering price within one year of the offering have been treated as outstanding for the period presented in the accompanying statements of operations.

CONCENTRATIONS OF CREDIT RISK: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments with financial institutions and, although at times during 1996 they had balances in excess of federal insurance limits, management does not feel the Company is exposed to substantial credit risk.

RECENT PRONOUNCEMENTS: In March 1995, the FASB issued Statement No. 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 becomes effective for fiscal years beginning after December 15, 1995 and addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The Company believes this pronouncement will not have a significant impact on the Company's financial statements.

USE OF ESTIMATES: Management uses estimates and assumptions in preparing these financial statement in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

NOTE B - RECEIVABLES - OFFICERS
-------------------------------

In April 1995, the Company entered into subscription agreements for three of its officers to acquire an aggregate of 170,000 shares of common stock at a purchase price of $1.00 per share, in exchange for promissory notes bearing interest at 8% per annum, principal and interest payable in April 1998. The officers provided accounting and consulting services valued at $26,100 which have been charged to operations during the period ended June 30, 1995, and offset against the amount owed under the promissory notes. At June 30, 1995, the total amount receivable was $143,900, of which $50,000 was classified as a current asset. This represents cash received after June 30, 1995, but prior to issuance of the financial statements, with the remaining $93,900 reflected as a reduction of shareholders' equity, as the receivable was not settled prior to the issuance of the financial statements. At June 30, 1996 and 1995, accrued interest receivable on these notes amounted to $9,993 and $2,991, respectively. The promissory notes were amended to become due no later than six months from the close of the Company's initial public offering.

During the year ended June 30, 1996, an officer provided $8,900 of accounting services, which were offset against the amounts owed under the promissory note, and another officer paid $50,000 toward his note receivable. At June 30, 1996, $85,000 was owed under these notes, which has been presented as a reduction of shareholders' equity.

                    AMERICAN TIRE CORPORATION
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

NOTE C - TECHNOLOGY LICENSE AGREEMENT
-------------------------------------

On June 5, 1995, the Company entered into a technology licensing agreement with a related company owned by certain shareholders of the Company. This agreement provides the Company the exclusive license to use, sell and license the technology for manufacturing a wheel-tire assembly known as the "Dynamic Steerable Spring". The agreement specifies that a royalty of either $1.00 per unit sold directly by the Company or 8% percent of any royalty the Company should receive from any third party licensee to be paid quarterly. At June 30, 1996 and June 30, 1995, $17,725 and $8,550, respectively, have been advanced pursuant to and in anticipation of this agreement and is recorded in prepaid royalties.

NOTE D - DEPOSITS ON INVENTORY
------------------------------

At June 30, 1995, the Company had deposited $201,838 for purchase of bicycle tires. This amount is recorded as a deposit on the June 30, 1995 balance sheet. As of June 30, 1996, inventory of $114,437 has been received. The remaining tires are expected to be received upon the availability of such tires from the manufacturer after the completion of the initial public offering. In the event the manufacturer is unable to provide the tires, the manufacturer will refund such deposit to the Company.

NOTE E - LINE OF CREDIT
-----------------------

The Company has entered into a line of credit agreement with a bank. Under the terms of the agreement, the Company may borrow up to $300,000 at the interest rate of prime plus 1%. This line is personally guaranteed either entirely or in part by the Chief Executive Officer and the President of the Company and is secured by the accounts receivable, inventory and equipment of the Company. At June 30, 1996 and 1995, $299,838 and $201,838, respectively was outstanding under this agreement.

The weighted average interest rate during the year ended June 30, 1996 and the period ended June 30, 1995 was 9.71% and 10%, respectively.

NOTE F - INCOME TAXES
---------------------

The Company's total deferred tax asset, deferred tax liability and valuation allowance at June 30, 1996 and 1995 is:

                                         1996                  1995
                                        --------              --------
Total deferred tax asset                $308,000              $ 78,600
Total deferred tax liability              (7,400)                 -
Valuation allowance for deferred taxes  (300,600)              (78,600)
                                        --------              --------
  Deferred taxes, net                   $   -                 $   -
                                        ========              ========

The deferred tax asset results from net operating loss carryforwards of approximately $856,000 and $246,000 at June 30, 1996 and 1995, respectively,

                    AMERICAN TIRE CORPORATION
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

which begin to expire in 2010. The deferred tax liability results from the use of accelerated methods of depreciation for tax purposes.

NOTE G - SHAREHOLDERS' EQUITY
-----------------------------

Shareholders' equity is comprised of the following at June 30, 1996 and 1995:

PREFERRED STOCK: The Company has authorized 5,000,000 shares of $.001 par value preferred stock. At June 30, 1996 and 1995, no shares of preferred stock were issued or outstanding, respectively.

COMMON STOCK: The Company was initially capitalized by issuing 2,510,000 shares of $.001 par value common stock in exchange for a stock subscription receivable in lieu of cash. The stock subscription receivable was paid on June 30, 1995.

In February 1995, the Company issued 300,000 shares of $.001 par value common stock to certain individuals in lieu of cash payments for consulting services provided to the Company by such individuals valued at $30,000. $29,000 has been charged to operations during the period ended June 30, 1995. $1,000 has been capitalized and is included in deferred offering costs at June 30, 1996 and 1995.

In April 1995, the Company issued 100,000 shares of $.001 par value common stock to the spouses of two officers of the Company in lieu of cash payment for consulting services provided to the Company by such individuals. The Company's management has charged $100,000 to operations for the period ended June 30, 1995 for the services provided.

In April 1995, the Company entered into subscription agreements with three of its officers for them to acquire an aggregate of 170,000 shares of $.001 par value common stock at a purchase price of $1.00 per share, in exchange for promissory notes bearing interest at 8% per annum, payable in April, 1998 (See Note B).

In May 1995, pursuant to a private placement, the Company issued 720,000 shares of $.001 par value common stock for $1.00 per share, which resulted in proceeds of $720,000. Stock issuance costs associated with this private placement amounted to $79,871.

In September 1995, pursuant to a private placement, the Company issued 40,642 shares of $.001 par value common stock for $6.00 per share, which resulted in proceeds of $243,852.

NOTE H - RELATED PARTY TRANSACTIONS
-----------------------------------

The land and building of the Company were acquired personally by an officer of the Company for $287,305. The officer was subsequently reimbursed at his cost upon transfer of the title of the land and building to the Company.

                    AMERICAN TIRE CORPORATION
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

In August, 1995, the Company entered into employment agreements with two of its officers, which will not take effect until the proceeds of the initial public offering have been received by the Company. The agreements are for 36 months at a monthly compensation of $10,000 each upon the consummation of the proposed public offering.

In October 1995, the Company entered into an agreement with a related company providing for a royalty of $.25 to be paid for each tire sold by the Company utilizing the "airless tire technology" as defined by the agreement.

From February 1996 to June 1996, certain officers loaned the Company a total of $261,000. These notes are due on demand and bear interest at rates ranging from 9.25% to 9.5% per annum. At June 30, 1996, accrued interest amounted to $4,830 and is included with the notes payable - officers on the balance sheet. The Company intends to repay a portion, if not all, of these loans from the proceeds of the initial public offering.

In June 1996, the Company revised the promissory notes from certain officers of the Company (see Note B) to be due no more than six months from the closing date of the Company's initial public offering, rather than in April 1998.

NOTE I - COMMITMENTS AND CONTINGENCIES
--------------------------------------

As of June 30, 1995, the Company has entered into agreements to purchase manufacturing equipment totaling $27,780. Deposits of $14,000 had been paid on these commitments and are included in construction in progress. Payment in full on this agreement was made during the year ended June 30, 1996, and is included in equipment at June 30, 1996.

In April 1995, the Company entered into a television commercial agreement to air an advertising commercial produced for the Company for a one year period beginning as soon as the airless bicycle tires are available for shipment. During this period, the Company will pay $2 for each bicycle tire sold through its retail customers. The agreement can be extended for an additional year upon the agreement of both parties.

In July 1995, the Company entered into a Trade Mark License agreement which grants the Company the exclusive right to use the licensor's trade mark "Urathon" in the territory, as defined by the agreement. The Company shall pay the licensor a royalty of $.35 per airless bicycle tire sold during the term of the agreement, which expires on December 31, 2005.

In August 1995, the Company entered into a consulting agreement with an individual for a one year period, subject to one year renewals, which provides for monthly payments of $3,000. The consulting agreement was terminated on July 31, 1996.

Due to the timing of the Company's September 1995 private placement during the pendency of the Company's registration statement, the Company's reliance on an exemption from registration could possibly be challenged. The Company has offered to repurchase such shares sold in the September 1995 private placement at the price originally paid plus interest at a 12% annual interest rate from the date of original purchase through the date of the repurchase of such shares. At June 30, 1996, the Company estimates its obligation to such shareholders, if all shareholders request the Company to reaquire all 40,642

                    AMERICAN TIRE CORPORATION
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

shares, at $265,788. Payment of such obligation of the Company has been personally guaranteed by the Chief Executive Officer and the President of the Company. Included in accounts payable and accrued expenses at June 30, 1996, is $21,936 of accrued interest related to the shares of common stock subject to the recision offer.

NOTE J - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

During the year ended June 30, 1996 and the period ended June 30, 1995, cash paid for interest amounted to $26,654 and $1,828, respectively.

In February 1995, the Company issued 300,000 shares of common stock in lieu of cash payment for consulting services valued at $30,000 of which $29,000 was charged to operations during the period ended June 30, 1995, and $1,000 was included in deferred offering costs.

In April 1995, the Company issued 170,000 shares of stock at $1.00 per share in exchange for notes receivable. During the period ended June 30, 1995, services were provided valued at $26,100, which were offset against the notes receivable. During the year ended June 30, 1996, an additional $8,900 of services were provided, which were offset against the notes receivable.

Additionally, in April 1995, the Company issued 100,000 shares of common stock in lieu of cash payment for consulting services valued at $100,000 provided by the spouses of two officers of the Company.

NOTE K - EVENTS SUBSEQUENT TO THE DATE OF THE REPORT OF INDEPENDENT AUDITOR
---------------------------------------------------------------------------
(UNAUDITED)
-----------

On October 10, 1996, the Company closed its initial public offering. The Company received gross offering proceeds of $2,064,498 in exchange for the issuance of 344,083 shares of common stock. In connection with the offering, shareholders owning 34,977 shares elected to accept the Company's recision offer and received an aggregate of $193,704. This amount includes all accrued interest due them in connection with the recision offer.