Form 10QSB
period 1996-09-30
AMERICAN TIRE CORP
filed 1996-11-20
CIK 945828

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-94318-C

                             AMERICAN TIRE CORPORATION
             (Exact name of registrant as specified in its charter)

             NEVADA                                            87-0535207
-------------------------------                            ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

  446 WEST LAKE STREET, RAVENNA, OHIO                                44266
---------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)


                                  (330) 296-8778
                ----------------------------------------------------
                (Registrant's telephone number, including area code)

                                  NOT APPLICABLE
-----------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 4,149,748 shares of common stock, par value $0.001, as of October 10, 1996.

<PAGE 2>
                          PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS


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

     The unaudited balance sheet of the Company as of September 30, 1996, and the related audited balance sheet of the Company as of June 30, 1996, the related unaudited statements of operations and cash flows for the three month periods ended September 30, 1996 and 1995 and from January 30, 1995 (inception) through September 30, 1996; and the unaudited statement of shareholders' equity for the period from January 30, 1995 (inception) through September 30, 1996, are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended September 30, 1996, are not necessarily indicative of the results that can be expected for the year ending June 30, 1997.

FINANCIAL STATEMENTS

                    AMERICAN TIRE CORPORATION
                  (A Development Stage Company)


                          BALANCE SHEETS
                              ASSETS
                                                 SEPTEMBER 30,
                                                     1996           JUNE 30,
                                                  (Unaudited)         1996
                                                 ------------     ------------
Current Assets:
     Cash.......................................   $  763,348      $    4,467
     Accrued interest receivable................       11,707            -
     Other receivables..........................       26,635          22,767
     Inventory..................................      131,285         131,285
     Prepaid royalties - related party..........       17,725          17,725
     Prepaid expenses                                  12,399          15,182
     Deposits on inventory......................       87,401          87,401
                                                   ----------      ----------
          Total current assets..................    1,050,500         278,827
                                                   ----------      ----------
Property, Plant and Equipment
     Land.......................................       59,000          59,000
     Building and building improvements.........      229,996         229,996
     Equipment..................................      228,069         225,968
     Furniture and fixtures.....................        7,692           7,692
                                                   ----------      ----------
                                                      524,757         522,656
      Less: accumulated depreciation............       50,169          39,299
                                                   ----------      ----------
                                                      474,588         483,357
Other Assets:
     Deposits...................................        2,379           1,834
     Accrued interest receivable................         -              9,993
     Deferred offering costs....................         -            147,108
                                                   ----------      ----------
                                                        2,379         158,935
                                                   ----------      ----------
                                                   $1,527,467      $  921,119
                                                   ==========      ==========


       (See accompanying notes to the financial statements)

                    AMERICAN TIRE CORPORATION
                  (A Development Stage Company)

                    BALANCE SHEETS (Continued)
               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 SEPTEMBER 30,
                                                     1996           JUNE 30,
                                                  (Unaudited)         1996
                                                 ------------     ------------
Current Liabilities:
     Line of credit.............................   $     -         $  299,838
     Accounts payable and accrued expenses......       14,569          98,680
     Notes payable-officers and accrued interest       56,311         265,830
                                                   ----------      ----------
          Total current liabilities.............       70,880         664,348

Stockholder Equity:
     Preferred stock, par value $0.001,
      5,000,000 shares authorized, 0 shares
      issued and outstanding                             -               -
     Common stock, par value $0.001, 25,000,000
      shares authorized, 4,099,746 and 3,840,642
      shares issued and outstanding, respectively       4,100           3,841
     Additional paid-in capital..................   2,529,531       1,182,650
     Deficit accumulated during the
      development stage............. ............    (992,044)       (844,720)
                                                    ---------      ----------
                                                    1,541,587         341,771
      Less: Receivable-shareholder (officers)         (85,000)        (85,000)
                                                    ---------      ----------
                                                    1,456,587         256,771
                                                    ---------      ----------
                                                   $1,527,467      $  921,119
                                                   ==========      ==========

       (See accompanying notes to the financial statements)

                    AMERICAN TIRE CORPORATION
                  (A Development Stage Company)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                           From Inception
                                   For the Three           on January 30,
                                   Months Ended             1995 Through
                                   September 30,            September 30,
                                 ------------------       ---------------
                                 1996          1995            1996
                              ----------    ----------      ----------
REVENUE:
 Interest income.............. $   1,717     $   2,538       $  13,489
                               ---------     ---------       ---------
                                   1,717         2,538          13,489
                               ---------     ---------       ---------
EXPENSES:
 Consulting...................      -            8,000         179,079
 Payroll and payroll taxes....    66,503        48,707         319,077
 Administrative...............    43,087        48,246         262,077
 Travel and entertainment.....     5,836        19,095         102,164
 Marketing consulting.........      -             -             13,300
 Interest.....................    22,745         6,675          79,667
 Depreciation.................    10,870         7,369          50,169
                               ---------     ---------       ---------
     Total Expenses...........   149,041       138,092       1,005,533
                               ---------     ---------       ---------
LOSS BEFORE INCOME TAXES......  (147,324)     (135,554)       (992,044)

 Income taxes.................      -             -               -
                               ---------     ---------       ---------

NET LOSS...................... $(147,324)    $(135,554)      $(992,044)
                               =========     =========       =========

NET LOSS PER SHARE............ $   (0.04)    $   (0.04)      $   (0.25)
                               =========     =========       =========

WEIGHTED AVERAGE SHARES
 OUTSTANDING.................. 3,943,677     3,840,642       3,943,677
                               =========     =========       =========



       (See accompanying notes to the financial statements)


        6           AMERICAN TIRE CORPORATION
                  (A Development Stage Company)
                STATEMENTS OF SHAREHOLDERS' EQUITY
FROM THE DATE OF INCEPTION (JANUARY 30, 1995) TO SEPTEMBER 30, 1996
                           (UNAUDITED)

                                                            Accumulated
                                                            Deficit
                                                 Additional During         Notes         Total
                              Common Stock        Paid-in   Development   Receivable   Shareholders'
                            Shares      Amount    Capital   Stage        Shareholders    Equity
                          ----------  ---------  ---------  -----------  ------------  -------------
BALANCE, January 30, 1995
 (Inception).............       -     $    -     $     -     $     -     $       -     $       -
Sale of common stock for
 cash of $.01 per share..  2,510,000      2,510        -           -             -            2,510
Common stock issued for
 services in February
 1995....................    300,000        300      29,700        -             -           30,000
Common stock issued for
 services in April 1995..    100,000        100      99,900        -             -          100,000
Common stock issued for
 notes receivable, of
 which $50,000 was paid
 in August 1995 and
 $50,000 included in
 current assets at June
 30, 1995................    170,000        170     169,830        -         (120,000)       50,000
Repayment of notes
 receivable by providing
 services................       -          -           -           -           26,100        26,100
Sale of common stock for
 cash of $1.00 per share
 pursuant to a private
 placement, net of stock
 issuance costs of
 $78,271.................    720,000        720     641,009        -             -          641,729
Net loss for the period         -          -           -       (248,630)         -         (248,630)
                          ----------  ---------  ----------  ----------  ------------  ------------
Balance at June 30, 1995   3,800,000      3,800     940,439    (248,630)      (93,900)      601,709
Repayment of notes
 receivable by providing
 services................       -          -           -           -            8,900         8,900
Sale of common stock for
 cash of $6.00 per share
 pursuant to a private
 placement...............     40,642         41     243,811        -            -           243,852
Stock issuance costs.....       -          -         (1,600)       -            -            (1,600)
Net loss for the year           -          -           -       (596,090)        -          (596,090)
                          ----------  ---------  ---------- -----------  -----------   ------------
Balance at June 30, 1996   3,840,642      3,841   1,182,650    (844,720)     (85,000)       256,771
Purchase shares per
 recision offer..........    (34,977)       (35)   (209,827)       -            -          (209,862)
Sale of common stock for
 cash of $6.00 per share
 pursuant to initial
 public offering, net of
 stock issuance costs of
 $34,200.................    294,081        294   1,729,992        -            -         1,730,286
Deferred Offering costs..       -          -       (173,284)       -            -          (173,284)
Net loss for period
 ended September
 30, 1996................       -          -           -       (147,324)        -          (147,324)
                          ----------  ---------  ---------- -----------  -----------   ------------
Balance at September 30,
 1996                      4,099,746  $   4,100  $2,529,531 $  (992,044) $   (85,000)  $  1,456,587
                          ==========  =========  ========== ===========  ===========   ============

           (See accompanying notes to the financial statements)

                    AMERICAN TIRE CORPORATION
                  (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                                                 From inception
                                                          FOR THE                on January 30,
                                                THREE MONTHS ENDED SEPT. 30,         1995 to
                                                    1996             1995      September 30, 1996
                                                ------------     ------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.....................................   $ (147,324)      $ (135,554)      $  (992,044)
Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation................................       10,870            7,369            50,169
  Stock issued in lieu of cash payment for
   certain services...........................         -                -              129,000
  Services provided in lieu of cash payment
   on receivables - officers                           -               8,900            35,000
 (Increase) decrease in:
  Other receivable............................       (3,868)            (355)          (26,635)
  Inventory...................................         -            (125,267)         (131,285)
  Prepaid royalties...........................         -              (4,235)          (17,725)
  Prepaid expenses............................        2,783            3,878           (12,399)
  Deposits on inventory and other.............         (545)         114,437           (89,780)
  Accrued interest receivable.................       (1,714)          (1,898)          (11,707)
 Increase (decrease) in:
  Accounts payable and accrued expenses.......      (86,630)           8,528            16,880
  Due to officer..............................         -              (4,045)             -
                                                 ----------        ---------       -----------
     Net cash used by operating activities....     (226,428)        (128,242)       (1,050,526)
                                                 ----------        ---------       -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
 Purchase of property, plant and equipment....       (2,101)        (105,868)         (524,757)
                                                 ----------        ---------       -----------
     Net cash used by investing activities....       (2,101)        (105,868)         (524,757)
                                                 ----------        ---------       -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
 Borrowing on line of credit..................         -              98,000           397,838
 Repayment on line of credit..................     (299,838)            -             (397,838)
 Proceeds from notes payable - officers.......      110,000             -              377,000
 Repayment of notes payable - officers........     (317,000)            -             (323,000)
 Proceeds from mortgage note payable..........         -                -              188,000
 Repayment of mortgage note payable...........         -                -             (188,000)
 Proceeds from issuance of common stock
  (net of stock issuance costs of $114,071)...    1,730,286          125,900         2,666,777
 Purchase stock per recision offer............     (209,862)            -             (209,862)
 Deferred offering costs......................      (26,176)         (17,052)         (172,284)
                                                 ----------        ---------       -----------
     Net cash provided by financing activities      987,410          206,848         2,338,631
                                                 -----------       ----------      -----------
NET INCREASE (DECREASE) IN CASH...............      758,881          (27,262)          763,348

Cash at beginning of period...................        4,467           92,729              -
                                                 ----------        ---------       -----------
Cash at end of period.........................   $  763,348        $  65,467       $   763,348
                                                 ==========        =========       ===========


       (See accompanying notes to the financial statements)

                    AMERICAN TIRE CORPORATION
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

NATURE OF BUSINESS: American Tire Corporation, a Nevada corporation ("the Company"), was organized on January 30, 1995, to take advantage of existing proprietary and non-proprietary technology available for the manufacturing of specialty tires. The Company has had limited operations since its organization and is a "development stage" company. The Company is engaged in manufacturing, marketing, and distributing airless bicycle tires. The Company's fiscal year end is June 30.

BASIS OF PRESENTATION: The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a very limited operating history, has not generated operating revenues to date and must be considered promotional and in its early development stages.

At September 30, 1996, through an initial public offering, the Company had sold 294,081 shares of its common stock for gross offering proceeds of $1,764,486. On October 10, 1996, the Company closed its initial public offering having sold 344,083 shares of common stock for aggregate offering proceeds of $2,064,498. The Company's continuation as a going concern is dependent upon its ability to utilize the working capital from its initial public offering to carry out its business plan and to commence and continue operations.

REVENUE RECOGNITION: The Company expects to recognize revenue upon the shipment of product.

INVENTORY: Inventory is stated at the lower of cost or market, using the first-in, first-out method. The inventory at September 30, 1996 consists of finished goods purchased for resale.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, as follows:

          Building                    40 years
          Equipment                    5 years
          Furniture and fixtures       7 years

DEFERRED OFFERING COSTS: At September 30, 1996, initial public offering costs are netted against the offering proceeds received.


       9            AMERICAN TIRE CORPORATION
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE B - RECEIVABLES - OFFICERS
-------------------------------

In April 1995, the Company entered into subscription agreements for three of its officers to acquire an aggregate of 170,000 shares of common stock at a purchase price of $1.00 per share, in exchange for promissory notes bearing interest at 8% per annum, principal and interest payable in April 1998. At September 30, 1996 and June 30, 1996, accrued interest receivable on these notes amounted to $11,707 and $9,993, respectively. The promissory notes were amended to become due no later than six months from the close of the Company's initial public offering (April 10, 1997). At September 30, 1996, $85,000 was owed under these notes, which has been presented as a reduction of shareholders' equity.

NOTE C - TECHNOLOGY LICENSE AGREEMENT
-------------------------------------

On June 5, 1995, the Company entered into a technology licensing agreement with a related company owned by certain shareholders of the Company. This agreement provides the Company the exclusive license to use, sell and license the technology for manufacturing a wheel-tire assembly known as the "Dynamic Steerable Spring". The agreement specifies that a royalty of either $1.00 per unit sold directly by the Company or 8% percent of any royalty the Company should receive from any third party licensee to be paid quarterly. At September 30, 1996, $17,725 has been advanced pursuant to and in anticipation of this agreement and is recorded in prepaid royalties.

NOTE D - RELATED PARTY TRANSACTIONS
-----------------------------------

From February to September 1996, certain officers loaned the Company an aggregate of $377,000. At September 30, 1996, the Company has repaid to its officers and directors approximately $322,856 in principal and accrued interest, so that the amount remaining payable on such date was approximately $56,311.

NOTE E - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Due to the timing of the Company's September 1995 private placement during the pendency of the Company's registration statement, the Company's reliance on an exemption from registration could possibly be challenged. In an effort to reduce the Company's contingent liabilities the Company offered to repurchase such shares sold in the September 1995 private placement at $6.00 per share plus interest at a 12% annual interest rate from the date of original purchase through the date of the repurchase of such shares. At September 30, 1996, the Company had received notices of acceptance of the recision offer for an aggregate of 34,977 shares and paid the rescinding purchasers $235,032 including accrued interest.

                    AMERICAN TIRE CORPORATION
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE F - EVENTS SUBSEQUENT TO SEPTEMBER 30, 1996
------------------------------------------------

On October 10, 1996, the Company closed its initial public offering. The Company received gross offering proceeds of $2,064,498 in exchange for the issuance of 344,083 shares of common stock.

On October 31, 1996, two of the Company's officers agreed to cancel approximately $56,827 in principal and accrued interest due them under certain promissory notes (See Note D) in exchange for the issuance of 27,000 shares of the Company's restricted common stock at an exchange price of approximately $2.10 per share.

On November 11, 1996, the Company received a commitment for a line of credit of $500,000 from a commercial lender for working capital and equipment purchases, limited by an advance rate of $100,000, plus 80% of eligible receivables from sales to customers. The line of credit will bear an interest rate of 3/4% over prime and will be secured by the Company's accounts receivable, inventory, equipment and a first mortgage on the Company's Ravenna facility.

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

     The Company operates three single-station and one 6-station "centrifugal molding machines" and other related specialized manufacturing equipment to produce the airless bicycle tires. The 6-station unit will allow the Company to produce approximately 50,000 bicycle tires monthly or 600,000 bicycle tires annually, assuming one, eight-hour production shift, 260 days per year. The Company is utilizing approximately $350,000 of the initial public offering proceeds to purchase a 12-station molding machine.

     The Company believes that its two-pronged approach for manufacturing and marketing its technology and products will be the most cost effective means for the Company to be successful. The Company is in the development stage and has only recently began manufacturing operations. The Company has had an operating loss of $992,044 since its inception due to the cost and expenses associated with beginning operations and the Company's audited financial statements at June 30, 1996, contained a going concern modification as to the ability of the Company to continue. The Company is currently operating at a loss of approximately $48,000 per month and expects operating expenses to continue at such rate until such time as the Company begins to receive revenues from the sale of bicycle tires. The Company estimates that it will need approximately $165,000 per month to fund the production of 50,000 bicycle tires per month.

     Because at September 30, 1995, the Company had only been organized for eight months and had no significant operations, a comparison of the prior period ended September 30, 1995, with the period ended September 30, 1996, would not be conducive to an understanding of the Company and its fiscal condition or have any meaningful significance.

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

     To replace the above referenced line of credit, on November 11, 1996, the Company received a commitment for a line of credit of $500,000 from a commercial lender for working capital and equipment purchases. This new line of credit will bear an interest rate of 3/4% over prime and will be secured by the Company's accounts receivable, inventory, equipment and a first mortgage on the Company's Ravenna facility.

     From February 1996 through September 1996, the Company had borrowed an aggregate of $377,000 from certain of its officers. The Company used approximately $322,856 from the proceeds of the offering to repay a portion of the loans made from its Officers and on October 31, 1996, the Company approved the issuance of 27,000 shares of the Company's restricted common stock in exchange for the balance of approximately $56,827 in principal and accrued interest, the balance due on the promissory notes.

     At September 30, 1996, the Company had not commenced the commercial sale of its products, specifically the airless bicycle tire. As a result, the Company has not received revenues from operations. The delays in selling its products have caused the Company's limited resources to be more depleted than originally anticipated. The Company has now commenced commercial production of its products, including production to fill an open purchase order from Huffy Bicycle to deliver 50,000 tires by December 31, 1996.

     The Company will be relying on the proceeds of the initial public offering and the Company's line of credit to meet further operating requirements should the Company fail to receive sufficient revenues from the
sale of products to meet its needs.   The Company intends to reserve $285,000
of the offering proceeds to meet the Company's working capital requirements for the next twelve months.

     As indicated above, during an eight hour shift, the Company's current equipment has the capacity to produce 50,000 bicycle tires monthly or 600,000 annually. As the Company has had no significant prior sales, it cannot be certain that it will be able to sell all the tires that it can produce. The Company has allocated approximately $350,000 of the offering proceeds for expansion of the airless bicycle tire line should demand for tires require an increase in production capabilities.

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


                   PART II - OTHER INFORMATION

                    ITEM 1.  LEGAL PROCEEDINGS

     None.

                  ITEM 2.  CHANGES IN SECURITIES

     None.

             ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                    ITEM 5.  OTHER INFORMATION

     None.


            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

EXHIBIT
  NO.           DESCRIPTION
-------         -----------
  10            Line of credit commitment letter, National City Bank,
                Northeast, dated October 31, 1996

  27            Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

     None.


                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN TIRE CORPORATION
                                         [Registrant]



Dated: November 20, 1996                 /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Principal Accounting Officer