Form 10QSB
period 1996-12-31
AMERICAN TIRE CORP
filed 1997-02-25
CIK 945828

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

                          (330) 296-8778
       (Registrant's telephone number, including area code)

                          NOT APPLICABLE
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file!
  such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 4,176,748 shares of common stock, par value $.001, as of February 14, 1997.

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


     The unaudited balance sheet of the Company as of December 31, 1996; the related audited balance sheet of the Company as of June 30, 1996; the related unaudited statements of operations and cash flows for the three and six month periods ended December 31, 1996 and 1995 and from January 30, 1995 (inception) through December 31, 1996; and the unaudited statement of shareholders' equity for the per!
 iod from January 30, 1995 (inception) through December 31, 1996 are attached hereto and incorporated herein by this reference

     Operating results for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results that can be expected for the Company's fiscal year ending June 30, 1997.

FINANCIAL STATEMENTS

                    AMERICAN TIRE CORPORATION
                  (A Development Stage Company)


                          BALANCE SHEETS
                              ASSETS
                                                  DECEMBER 31,
                                                     1996           JUNE 30,
                                                  (Unaudited)         1996
                                                 ------------     ------------
Current Assets:
     Cash.......................................   $  634,337      $    4,467
     Trade receivables..........................       26,570          22,767
     Accrued interest receivable................       13,420            -
     Inventory..................................      131,285         131,285
     Prepaid royalties - related party..........       17,725          17,725
     Prepaid expenses                                  18,853          15,182
     Deposits on inventory......................       87,401          87,401
                                                   ----------      ----------
          Total current assets..................      929,591         278,827
                                                   ----------      ----------
Property, Plant and Equipment
     Land.......................................       59,000          59,000
     Building and building improvements.........      233,570         229,996
     Equipment..................................      373,176         225,968
     Furniture and fixtures.....................        7,692           7,692
                                                   ----------      ----------
                                                      673,438         522,656
      Less: accumulated depreciation............       62,793          39,299
                                                   ----------      ----------
                                                      610,645         483,357
Other Assets:
     Deposits...................................        2,559           1,834
     Accrued interest receivable................         -              9,993
     Deferred offering costs....................         -            147,108
                                                   ----------      ----------
                                                        2,559         158,935
                                                   ----------      ----------
                                                   $1,542,795      $  921,119
                                                   ==========      ==========











       (See accompanying notes to the financial statements)

                    AMERICAN TIRE CORPORATION
                  (A Development Stage Company)

                    BALANCE SHEETS (Continued)
               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  DECEMBER 31,
                                                     1996           JUNE 30,
                                                  (Unaudited)         1996
                                                 ------------     ------------
Current Liabilities:
     Line of credit.............................   $     -         $  299,838
     Accounts payable and accrued expenses......       38,895          98,680
     Notes payable-officers and accrued interest         -            265,830
     Accrued payroll - officer..................       30,000            -
                                                   ----------      ----------
          Total current liabilities.............       68,895         664,348

Stockholder Equity:
     Preferred stock, par value $0.001,
      5,000,000 shares authorized, 0 shares
      issued and outstanding                             -               -
     Common stock, par value $0.001, 25,000,000
      shares authorized, 4,176,748 and 3,840,642
      shares issued and outstanding, respectively       4,177           3,841
     Additional paid-in capital..................   2,786,176       1,182,650
     Deficit accumulated during the
      development stage............. ............  (1,231,453)       (844,720)
                                                    ---------      ----------
                                                    1,558,900         341,771
      Less: Receivable-shareholder (officers)         (85,000)        (85,000)
                                                    ---------      ----------
                                                    1,473,900         256,771
                                                    ---------      ----------
                                                   $1,542,795      $  921,119
                                                   ==========      ==========



















       (See accompanying notes to the financial statements)

                    AMERICAN TIRE CORPORATION
                  (A Development Stage Company)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                                                             From
                                   For the Three                 For the Six             Inception on
                                   Months Ended                  Months Ended             January 30,
                                   December 31,                  December 31,            1995 through
                                 ------------------            -------------------       December 31,
                                 1996          1995            1996           1995           1996
                              ----------    ----------      ----------     ----------    ------------
REVENUE:
 Interest income.............. $   5,763     $   2,117       $   7,480      $   4,655     $  18,252
                               ---------     ---------       ---------      ---------     ---------
                                   5,763         2,117           7,480          4,655        18,252
                               ---------     ---------       ---------      ---------     ---------
EXPENSES:
 Consulting...................      -            6,000            -            14,000       179,079
 Payroll and payroll taxes....    43,814        50,356         110,317         99,063       362,891
 Administrative...............   173,124        47,206         216,211         95,453       435,201
 Travel and entertainment.....    15,187        18,427          21,023         37,522       117,351
 Marketing consulting.........      -             -               -              -           13,300
 Interest.....................       424         6,125          23,169         12,800        80,091
 Depreciation.................    12,623         8,861          23,493         16,230        62,792
                               ---------     ---------       ---------      ---------     ---------
     Total Expenses...........   245,172       134,859         394,213        275,068     1,250,705
                               ---------     ---------       ---------      ---------     ---------
LOSS BEFORE INCOME TAXES......  (239,409)     (134,859)       (386,733)      (270,413)   (1,231,453)

 Income taxes.................      -             -               -              -             -
                               ---------     ---------       ---------      ---------     ---------

NET LOSS...................... $(239,409)    $(134,859)      $(386,733)     $(270,413)  $(1,231,453)
                               =========     =========       =========      =========     =========


NET LOSS PER SHARE............ $   (0.05)    $   (0.04)      $   (0.09)     $   (0.07)    $   (0.30)
                               =========     =========       =========      =========     =========

WEIGHTED AVERAGE SHARES
 OUTSTANDING.................. 4,176,748     3,840,642       4,118,480      3,840,642     4,118,480
                               =========     =========       =========      =========     =========




           (See accompanying notes to the financial statements)

                      AMERICAN TIRE CORPORATION
                    (A Development Stage Company)
                  STATEMENTS OF SHAREHOLDERS' EQUITY
    FROM THE DATE OF INCEPTION (JANUARY 30, 1995) TO DECEMBER 31, 1996
                                (UNAUDITED)

                                                            Accumulated
                                                            Deficit
                                                 Additional During         Notes         Total
                              Common Stock        Paid-in   Development   Receivable   Shareholders'
                            Shares      Amount    Capital   Stage        Shareholders    Equity
                          ----------  ---------  ---------  -----------  ------------  -------------
BALANCE, January 30, 1995
 (Inception).............       -     $    -     $     -     $     -     $       -     $       -
Sale of common stock for
 cash of $.01 per share..  2,510,000      2,510        -           -             -            2,510
Common stock issued for
 services in February
 1995....................    300,000        300      29,700        -             -           30,000
Common stock issued for
 services in April 1995..    100,000        100      99,900        -             -          100,000
Common stock issued for
 notes receivable, of
 which $50,000 was paid
 in August 1995 and
 $50,000 included in
 current assets at June
 30, 1995................    170,000        170     169,830        -         (120,000)       50,000
Repayment of notes
 receivable by providing
 services................       -          -           -           -           26,100        26,100
Sale of common stock for
 cash of $1.00 per share
 pursuant to a private
 placement, net of stock
 issuance costs of
 $78,271.................    720,000        720     641,009        -             -          641,729
Net loss for the period         -          -           -       (248,630)         -         (248,630)
                          ----------  ---------  ----------  ----------  ------------  ------------
Balance at June 30, 1995   3,800,000      3,800     940,439    (248,630)      (93,900)      601,709
Repayment of notes
 receivable by providing
 services................       -          -           -           -            8,900         8,900
Sale of common stock for
 cash of $6.00 per share
 pursuant to a private
 placement...............     40,642         41     243,811        -            -           243,852
Stock issuance costs.....       -          -         (1,600)       -            -            (1,600)
Net loss for the year           -          -           -       (596,090)        -          (596,090)
                          ----------  ---------  ---------- -----------  -----------   ------------
Balance at June 30, 1996   3,840,642      3,841   1,182,650    (844,720)     (85,000)       256,771
Purchase shares per
 recision offer..........    (34,977)       (35)   (209,827)       -            -          (209,862)
Sale of common stock for
 cash of $6.00 per share
 pursuant to initial public
 offering (net of stock
 issuance cost of $34,200)   344,083        344   2,029,954        -            -         2,030,298
Deferred offering costs..       -          -       (273,309)       -            -          (273,309)
Common stock issued for
 debt at $2.10 per share.     27,000         27      56,708        -            -            56,735
Net loss for period
 ended December
 31, 1996................       -          -           -       (386,733)        -          (386,733)
                          ----------  ---------  ---------- -----------  -----------   ------------
Balance at December 31,
 1996                      4,176,748  $   4,177  $2,786,176 $(1,231,453) $   (85,000)  $  1,473,900
                          ==========  =========  ========== ===========  ===========   ============

         (See accompanying notes to the financial statements)

                    AMERICAN TIRE CORPORATION
                  (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                                                                 From
inception
                                                   FOR THE                    FOR THE            On January
30,
                                             THREE MONTHS ENDED           SIX MONTHS ENDED        1995 through
                                                DECEMBER 31,                DECEMBER 31,          December
31,
                                             1996          1995          1996           1995          1996
                                         ------------  ------------  ------------   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss................................$ (239,409)   $ (134,859)   $  (386,733)   $  (270,413)  $(1,231,453)
Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation...........................    12,623         8,861         23,493         16,230        62,793
  Stock issued in lieu of cash payment for
   certain services......................      -             -              -              -          129,000
  Services provided in lieu of cash payment
   on receivables - officers                   -            8,900           -             8,900        35,000
 (Increase) decrease in:
  Other receivable.......................        65          (689)        (3,803)        (1,024)      (26,570)
  Inventory..............................      -           (6,018)          -          (131,285)     (131,285)
  Prepaid royalties......................      -           (4,940)          -            (9,175)      (17,725)
  Prepaid expenses.......................    (6,454)       (6,292)        (3,671)        (2,414)      (18,853)
  Deposits on inventory and other........      (180)         -              (725)       114,437       (89,960)
  Accrued interest receivable............    (1,713)       (1,714)        (3,427)        (3,612)      (13,420)
 Increase (decrease) in:
  Accounts payable and accrued expenses..    25,751        (4,001)       (60,879)         4,527        38,895
  Due to officer.........................    30,000        (2,114)        30,000         (8,159)       30,000
                                           ----------    ----------   ------------   -----------   -----------
     Net cash used by
      Operating activities...............  (179,317)     (142,646)      (405,745)      (279,988)   (1,232,578)
                                         ----------     ---------    -----------    -----------   -----------
CASH FLOWS FROM (USED IN)
 INVESTING ACTIVITIES:
 Purchase of property, plant
  and equipment..........................  (148,681)      (17,713)      (150,782)      (123,581)     (673,438)
                                         ----------     ---------    -----------    -----------   -----------
     Net cash used by
      Investing activities...............  (148,681)      (17,713)      (150,782)      (123,581)     (673,438)
                                         ----------     ---------    -----------    -----------   -----------
CASH FLOWS PROVIDED BY
 FINANCING ACTIVITIES:
 Borrowing on line of credit.............      -           98,000           -           196,000       397,838
 Repayment on line of credit.............      -          (98,000)      (299,838)       (98,000)     (397,838)
 Proceeds from notes payable - officers..      -             -           110,000           -          377,000
 Repayment of notes payable - officers...      -             -          (317,000)          -         (323,000)
 Proceeds from mortgage note payable.....      -             -              -              -          188,000
 Repayment of mortgage note payable......      -             -              -              -         (188,000)
 Proceeds from issuance of
  common stock (net of stock
  issuance costs of $114,071)............   300,012       157,452      2,030,298        292,252     2,969,524
 Purchase stock per recision offer.......      -             -          (209,862)          -         (209,862)
 Deferred offering costs.................  (101,025)      (14,929)      (127,201)       (31,981)     (273,309)
                                         ----------    ----------    -----------    -----------   -----------
     Net cash provided by
      Financing activities...............   198,987       142,623      1,186,397        358,271     2,540,353
                                         ----------    ----------    -----------    -----------   -----------
NET INCREASE (DECREASE) IN CASH..........  (129,011)      (18,036)       629,870        (45,298)      634,337

Cash at beginning of period..............   763,348        65,467          4,467         92,729          -
                                         ----------    ----------    -----------    -----------   -----------
Cash at end of period....................$  634,337    $  47,431     $   634,337         47,431       634,337
                                         ==========    =========     ===========    ===========   ===========

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

INVENTORY: Inventory is stated at the lower of cost or market, using the first-in, first-out method. The inventory at December 31, 1996 consists of finished goods purchased for resale.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, as follows:

          Building                    40 years
          Equipment                    5 years
          Furniture and fixtures       7 years

NOTE B - RECEIVABLES - OFFICERS
-------------------------------

In April 1995 the Company entered into subscription agreements with three of its officers to acquire an aggregate of 170,000 shares of common stock at a purchase price of $1.00 per share, in exchange for promissory notes bearing interest at 8% per annum, principal and interest payable in April 1998. At December 31,
 1996,
accrued interest receivable on these notes amounted to $13,420. The promissory notes were amended to become due no later than six months from the close of the Company's initial public offering (April 10, 1997). At December 31, $85,000 was owed under these notes, which has been presented as a reduction of shareholders' equity.

                    AMERICAN TIRE CORPORATION
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE C - TECHNOLOGY LICENSE AGREEMENT
-------------------------------------

On June 5, 1995, the Company entered into a technology licensing agreement with a related company owned by certain shareholders of the Company. This agreement provides the Company the exclusive license to use, sell and license the technology for manufacturing a wheel-tire assembly known as the "Dynamic Steerable Spring". The agreement specifies that a royalty of either $1.00 per unit sold directly by the Company or 8% percent of any royalty the Company should
receive from any third party licensee to be paid quarterly. At December 31, 1996, $17,725 has been advanced pursuant to and in anticipation of this agreement
and is recorded in prepaid royalties.

NOTE D - RELATED PARTY TRANSACTIONS
-----------------------------------

On October 31, 1996 two of the Company's officers agreed to cancel approximately $56,827 in principal and accrued interest due them under certain promissory notes
(See Note D) in exchange for the issuance of 27,000 shares of the Company's restricted common stock at an exchange valued at approximately $2.10 per share.


NOTE E - COMMITMENTS AND CONTINGENCIES
--------------------------------------

On November 11, 1996, the Company received a commitment for a line of credit of $500,000 from a commercial lender for working capital and equipment purchases. The line of credit will bear an interest rate of 3/4% over prime and will be secured by the Company's accounts receivable, inventory, equipment and a first mortgage on the Company's Ravenna facility.

At the request of Dennis Chrobak, the Company's President, the Company has accrued his monthly employment compensation for October, November and December 1996. Mr. Chrobak has requested the Company to continue to accrue his monthly employment compensation until further notice. In January 1997, the Company deposited $30,000 into a separate account and will continue to deposit Mr. Chrobak's accrued employment compensation into this account until such time as the Company receives notice from Mr. Chrobak that he desires to receive it.

NOTE F - EVENTS SUBSEQUENT TO DECEMBER 31, 1996
------------------------------------------------

On January 2, 1997 the Company entered into an Agreement in Principle with Coronel Investments Limited ("Coronel") to purchase all of Coronel's ownership interest in the capital stock of UTI Chemicals (Europe) Ltd., a United Kingdom company ("UTI"), engaged in the distribution of urethane tires in the United Kingdom and Europe. The terms of the Agreement in Principle require the Company to issue 200,000 shares of its common stock and make a cash payment of $400,000 to Coronel and is subject to and conditioned upon the Company and Coronel entering into a definitive agreement with respect thereto.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation
-----------------

     The Company is engaged in the manufacturing, marketing, distribution, and sale of airless specialty tires utilizing "liquid phase" technology. "Liquid Phase" technology refers to a production process where the materials that are utilized in the process are initially in a liquid state and, through a reaction (usually chemical), the liquid materials are transformed into a solid state.

     The Company operates three single-station and one 6-station "centrifugal molding machines" and other related specialized manufacturing equipment to produce the airless bicycle tires. The 6-station unit will allow the Company to produce approximately 50,000 bicycle tires monthly or 600,000 bicycle tires annually, assuming one, eight-hour production shift, 260 days per year. The Company will utilize approximately $350,000 of its initial public offering proceeds to purchase a 12-station molding machine and related production equipment, which is scheduled to be shipped and installed in March 1997.

     The Company is in the development stage and has only recently began manufacturing operations. The Company has had an operating loss of $1,231,453 since its inception due to the cost and expenses associated with beginning operations. The Company's audited financial statements at June 30, 1996, contained a going concern modification as to the ability of the Company to continue. The Company is currently operating at a loss of approximately $80,000 per month and expects operating losses to continue at such rate until such time as the Company begins to receive revenues from the sale of its products.

     At December 31, 1995, the Company had only been organized for eleven months and had no significant operations, therefore management's discussion and analysis
of the prior period ended December 31, 1995 with the current period ended December 31, 1996, would not be conducive to an understanding of the Company and its fiscal condition or have any meaningful significance.

     On November 11, 1996 the Company received a commitment for a line of credit of $500,000 from a commercial lender for working capital and equipment purchases.
This line of credit will bear an interest rate of 3/4% over prime and will be secured by the Company's accounts receivable, inventory, equipment and a first mortgage on the Company's Ravenna facility. At December 31, 1996, the Company had not made any draws against the line of credit.

     On October 31, 1996, the Company approved the issuance of 27,000 shares of the Company's restricted common stock in exchange for the cancellation of approximately $56,827 in principal and accrued interest due certain of its officers and directors.

     At December 31, 1996, the Company had not commenced the commercial sale of its products. As a result, the Company has not received revenues from operations. The Company has received an open order from Huffy Bicycle to deliver 50,000 tires, however, at December 31, 1996, no deliveries had been made due to Huffy's requested design modifications. The Company expects to begin delivery of tires to Huffy once tire design modifications have been approved by Huffy, which is expected during the period ended March 31, 1997.

     The Company will be relying on the proceeds from its recent public offering and the Company's line of credit to meet further operating requirements should the Company fail to receive sufficient revenues from the sale of products to meet its needs.

     The Company has obtained a license to exploit the DSS Technology for which a patent application has been filed with the U.S. Trademarks and Patents
Office by AMS and is currently pending. The Company has entered into a technology development and license agreements with Hayes Wheels International, Inc. with respect to developing a tire-wheel assembly utilizing the Company's
 DSS
Technology. Other than the costs of obtaining Department of Transportation approval of a tire-wheel assembly utilizing the Company's DSS Technology, the Company does not anticipate performing any significant product research and development during the next twelve months of operations.

     On January 2, 1997, the Company entered into an Agreement in Principle with Coronel Investments Limited ("Coronel") to purchase all of Coronel's ownership interest in the capital stock of UTI Chemicals (Europe) Ltd., a United Kingdom company ("UTI") in exchange for 200,000 shares of the Company's common stock and a cash payment of $400,000. UTI is a distributor of urethane products in the United Kingdom and Europe. The acquisition is subject to and conditioned upon the Company completing its due diligence of UTI's operations and entering into a definitive agreement with respect thereto.


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

                                         AMERICAN TIRE CORPORATION
                                         [Registrant]



Dated: February 24, 1997                 /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Principal Accounting Officer