Form 10QSB
period 1997-03-31
AMERICAN TIRE CORP
filed 1997-07-02
CIK 945828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-94318-C


AMERICAN TIRE CORPORATION
(Exact name of registrant as specified in its charter)

             NEVADA                                           87-0535207
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

1643 NEVADA HIGHWAY, BOULDER CITY, NEVADA                       89005
(Address of principal executive offices)                      (Zip Code)

(702) 293-1930
(Registrant's telephone number, including area code)

446 WEST LAKE AVENUE, RAVENNA, OHIO  44266
(Former name, former address, and former fiscal year, if changed since last report.)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [] No [X] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 4,546,748 shares of common stock, par value $0.001, as of June 25, 1997.

PAGE

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



     Operating results for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results that can be expected for the Company's fiscal year ending June 30, 1997.

PAGE

FINANCIAL STATEMENTS

AMERICAN TIRE CORPORATION
(A Development Stage Company)


BALANCE SHEETS
ASSETS
                                                 Consolidated
                                                 March 31, 1997     JUNE 30,
                                                  (Unaudited)         1996
                                                 ------------     ------------
Current Assets:
     Cash.......................................   $  727,881      $    4,467
     Trade receivables..........................       78,747          22,767
     Accrued interest receivable................        7,209            -
     Inventory..................................      281,241         131,285
     Prepaid royalties - related party..........       19,571          17,725
     Prepaid expenses                                  20,368          15,182
     Deposits on inventory......................         -             87,401
                                                   ----------      ----------
          Total current assets..................   1,135,017          278,827
                                                   ----------      ----------
Property, Plant and Equipment
     Land.......................................       59,000          59,000
     Building and building improvements.........      237,430         229,996
     Equipment..................................      440,799         225,968
     Furniture and fixtures.....................       26,240           7,692
     Construction in progress...................      240,000            -
                                                   ----------      ----------
                                                    1,003,469         522,656
      Less: accumulated depreciation............      119,988          39,299
                                                   ----------      ----------
                                                      883,481         483,357
Other Assets:
     Deposits...................................       18,388           1,834
     Accrued interest receivable................         -              9,993
     Deferred offering costs....................         -            147,108
     Goodwill...................................    1,854,657            -
                                                   ----------      ----------
                                                    1,873,045         158,935
                                                   ----------      ----------
                                                   $3,891,543      $  921,119
                                                   ==========      ==========










(See accompanying notes to the financial statements)

AMERICAN TIRE CORPORATION
(A Development Stage Company)

BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 Consolidated
                                                 March 31, 1997     JUNE 30,
                                                  (Unaudited)         1996
                                                 ------------     ------------
Current Liabilities:
     Line of credit.............................   $     -         $  299,838
     Accounts payable and accrued expenses......       39,618          98,680
     Notes payable-officers and accrued interest         -            265,830
     Due to officer.............................       60,000            -
     Due to related parties.....................       15,544            -
                                                   ----------      ----------
          Total current liabilities.............      115,162         664,348

Stockholder Equity:
     Preferred stock, par value $0.001,
      5,000,000 shares authorized, 0 shares
      issued and outstanding                             -               -
     Common stock, par value $0.001, 25,000,000
      shares authorized, 4,546,748 and 3,840,642
      shares issued and outstanding, respectively       4,547           3,841
     Additional paid-in capital..................   5,447,495       1,182,650
     Foreign currency exchange...................        (649)           -
     Deficit accumulated during the
      development stage..........................  (1,630,012)       (844,720)
                                                    ---------      ----------
                                                    3,821,381         341,771
      Less: Receivable-shareholder (officers)         (45,000)        (85,000)
                                                    ---------      ----------
                                                    3,776,381         256,771
                                                    ---------      ----------
                                                   $3,891,543      $  921,119
                                                   ==========      ==========

















(See accompanying notes to the financial statements)

 AMERICAN TIRE CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


             From
                                   For the Three                 For the
Nine             Inception on
                                   Months Ended                  Months
Ended             January 30,
                                    March 31,                     March
31,            1995 through
                                 ------------------
-------------------         March 31,
                                 1997          1996            1997
1996           1997
                              ----------    ----------      ----------
----------    ------------
SALES:
 Product Sales  .............. $   25,637    $    -          $ 25,637
$     -       $  25,637
 Cost of Sales  ..............      8,439         -
8,439             -
8,439                                              ----------
---------       --------       ----------    ---------
      Gross Profit                 17,198         -
17,198             -          17,198
                               ----------    ---------       --------
----------    ---------
EXPENSES:
 Consulting...................    140,690       17,000         140,690
31,000       319,769
 Payroll and payroll taxes....    233,936       60,121         344,253
159,184       596,827
 Administrative...............     17,071       56,735         233,281
152,188       452,272
 Travel and entertainment.....     14,718        7,826          35,741
45,348       132,069
 Marketing consulting.........       -            -
-              -           13,300
 Interest.....................      1,339        7,726          24,508
20,526        81,430
 Depreciation.................     14,015        9,344          37,508
25,574        76,807
                               ----------    ---------       ---------
---------     ---------
     Total Expenses...........    421,769      158,752         815,981
433,820     1,672,474
                                ---------    ---------       ---------
---------     ---------
LOSS BEFORE INCOME/EXPENSES...   (404,571)    (158,752)       (798,783)
(433,820)   (1,655,276)

OTHER INCOME/EXPENSES
 Interest Income..............      6,012        1,748
13,492          6,403        25,264
                                ---------     --------       ---------
---------     ---------
LOSS BEFORE INCOME TAXES         (398,559)    (157,004)       (785,291)
(427,417)   (1,630,012)
 Income taxes.................       -            -
-              -             -
                                ---------    ---------       ---------
---------     ---------

NET LOSS......................  $(398,559)   $(157,004)      $(785,291)
$(427,417)  $(1,630,012)
                                =========    =========       =========
=========     =========


NET LOSS PER SHARE............  $   (0.09)   $   (0.04)      $   (0.19)
$   (0.11)    $   (0.37)
                                =========    =========       =========
=========     =========

WEIGHTED AVERAGE SHARES
 OUTSTANDING..................  4,423,415    3,840,642       4,175,731
3,840,642     4,347,181
                               =========     =========       =========
=========     =========
















(See Accompanying notes to the financial statements)

AMERICAN TIRE CORPORATION
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY
FROM THE DATE OF INCEPTION (JANUARY 30, 1995) TO MARCH 31, 1997
(UNAUDITED)

                                                         Accumulated
                                                         Deficit
                                              Additional During      Foreign
Notes        Total
                           Common Stock        Paid-in   Development Currency
Receivable   Shareholders'
                         Shares      Amount    Capital   Stage       Exchange
Shareholders Equity
                         ----------  --------- --------- ----------- --------
------------ -------------
BALANCE, January 30, 1995
 (Inception).............       -     $    -    $     -   $     -     $
-     $      -     $       -
Sale of common stock for
 cash of $.001 per share  2,510,000       2,510       -         -
-            -            2,510
Common stock issued for
 services in February
 1995....................   300,000         300     29,700      -
-            -           30,000
Common stock issued for
 services in April 1995..   100,000         100     99,900      -
-            -          100,000
Common stock issued for
 notes receivable, of
 which $50,000 was paid
 in August 1995 and
 $50,000 included in
 current assets at June
 30, 1995................   170,000         170    169,830      -
-        (120,000)       50,000
Repayment of notes
 receivable by providing
 services................      -           -          -         -
-          26,100        26,100
Sale of common stock for
 cash of $1.00 per share
 pursuant to a private
 placement, net of stock
 issuance costs of
 $78,271.................   720,000         720    641,009      -
-            -          641,729
Net loss for the period        -           -          -     (248,630)
-            -         (248,630)
                         ----------   --------- ---------- ---------
--------   ----------   ----------- Balance at June 30, 1995  3,800,000
3,800    940,439  (248,630)     -         (93,900)      601,709
Repayment of notes
 receivable by providing
 services................      -           -          -         -
-           8,900         8,900
Sale of common stock for
 cash of $6.00 per share
 pursuant to a private
 placement...............    40,642          41    243,811      -
-            -          243,852
Stock issuance costs.....      -           -        (1,600)     -
-            -           (1,600)
Net loss for the year          -           -          -     (596,090)
-            -         (596,090)
                         ----------   --------- ---------- ---------
--------   ----------   -----------
Balance at June 30, 1996  3,840,642       3,841  1,182,650  (844,720)
-         (85,000)      256,771PAGE

AMERICAN TIRE CORPORATION
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY
FROM THE DATE OF INCEPTION (JANUARY 30, 1995) TO MARCH 31, 1997 [Continued]
(UNAUDITED)

                                                         Accumulated
                                                         Deficit
                                              Additional During      Foreign
Notes        Total
                           Common Stock        Paid-in   Development Currency
Receivable   Shareholders'
                         Shares      Amount    Capital   Stage       Exchange
Shareholders Equity
                         ----------  --------- --------- ----------- --------
------------ -------------
Balance at June 30, 1996  3,840,642       3,841  1,182,650  (844,720)     -
    (85,000)      256,771

Purchase shares per
 recision offer..........   (34,977)        (35)  (209,827)     -
-            -         (209,862)
Sale of common stock for
 cash of $6.00 per share
 pursuant to initial public
 offering (net of stock
 issuance cost of $34,200)  344,083         344  2,029,954      -
-            -        2,030,298
Deferred offering costs..      -           -      (273,309)     -
-            -         (273,309)
Common stock issued for
 debt at $2.10 per share.    27,000          27     56,708      -
-            -           56,735
Sale of Common stock for
 cash of $6.00 per share
 pursuant to private
 placement...............   155,000         155    929,845      -
-            -          930,000
Common stock issued for
 services in Feb. 1997,
 issued at $6.125
 per share......             15,000          15     91,860      -
-            -           91,875
Common stock issued -
 UTI-UK pursuant to
 acquisition plan at $7.75
 per share.............     200,000         200  1,549,800      -
-            -        1,550,000
Repayment of Notes
 receivable by providing
 services..............        -           -          -         -
-          40,000        40,000
Net Assets acquired -
 UTI-UK                        -           -        89,814      -
-            -           89,814
Foreign Currency Exchange      -           -          -         -
(649)        -             (649)
Net loss for period
 ended March 31, 1997.....     -           -          -     (785,291)
-            -         (785,291)
                         ----------   --------- ---------- ---------
--------   ----------   -----------
Balance at March 31,
 1997                     4,546,748   $   4,547 $5,447,495 $(1,630,012)$
(649)  $  (45,000)  $ 3,766,381
                         ==========   ========= ========== ===========
=======   ==========   ===========













(See accompanying notes to the financial statements)

AMERICAN TIRE CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                 From inception
                                                   FOR THE
FOR THE            On January 30,
                                             THREE MONTHS ENDED           NINE
MONTHS ENDED        1995 through
                                                MARCH  31,
MARCH  31,             MARCH 31,
                                             1997          1996
1997           1996          1997
                                         ------------  ------------
------------   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss................................$(398,559)   $ (157,004)   $
(785,291)   $  (427,417)  $ (1,630,012)
Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation...........................   14,015         9,344
37,508         25,574         76,808
  Common stock issued for services.......   91,875          -
91,875           -           220,875
  Services provided in lieu of cash payment
   on receivables - officers                  -             -
-             8,900         35,000
 (Increase) decrease in:
  Other receivable.......................  (52,177)          435
(55,980)          (589)       (78,747)
  Inventory.............................. (149,956)         -
(149,956)      (131,285)      (281,241)
  Prepaid royalties......................   (1,846)         -
(1,846)        (9,175)       (19,571)
  Prepaid expenses.......................   (1,515)        3,919
(5,186)         1,505        (20,368)
  Deposits on inventory and other........   71,572          -
70,847        114,437        (18,388)
  Accrued interest receivable............    6,211        (1,695)
2,783         (5,307)        (7,209)
 Increase (decrease) in:
  Accounts payable and accrued expenses..   30,723        17,870
(30,156)        22,397         70,618
                                         ---------      --------
----------     ----------    -----------
     Net cash used by
      Operating activities............... (389,657)     (127,131)
(825,402)      (400,960)    (1,652,235)
                                         ---------      --------
----------     -----------   -----------
CASH FLOWS FROM (USED IN)
 INVESTING ACTIVITIES:
 Purchase of property, plant
  and equipment..........................  (62,343)       (5,064)
(213,125)      (128,645)      (735,781)
 Investment in subsidiary................ (400,000)         -
(400,000)          -          (400,000)
                                         ----------     --------
----------     ----------    -----------
     Net cash used by
      Investing activities............... (462,343)       (5,064)
(613,125)      (128,645)    (1,135,781)
                                         ---------      --------
----------     ----------    -----------
CASH FLOWS PROVIDED BY
 FINANCING ACTIVITIES:
 Proceeds - related parties and officers.   15,544        99,000
155,544         99,000       422,544
 Payments - related parties and officers.     -             -
(317,000)        (6,159)     (323,000)
 Common stock issued for cash............  930,000          -
2,960,298        292,252     3,899,524
 Purchased stock - recission agreement...     -             -
(209,862)          -         (209,862)
 Deferred offering costs.................     -          (13,272)
(127,201)       (45,253)     (273,309)
 Proceeds from borrowings................    7,167          -
7,167        196,000       593,005
 Principal payments on borrowings........   (7,167)         -
(307,005)       (98,000)     (593,005)
                                         ---------     ---------
----------     ----------    ----------
     Net cash provided by
      Financing activities...............  945,544        85,728
2,161,941        437,840     3,515,897
                                         ---------     ---------
----------     ----------    ----------
NET INCREASE (DECREASE) IN CASH..........   93,544       (46,467)
723,414        (91,765)      727,881

Cash at beginning of period..............  634,337        47,431
4,467         92,729          -
                                         ---------     ---------
----------     ----------     ----------
Cash at end of period....................$ 727,881    $      964
727,881            964        727,881
                                         ==========   ==========
==========     ==========     ==========


(See accompanying notes to the financial statements)
PAGE

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

BASIS OF PRESENTATION: The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a very limited operating history, has not generated significant revenues to date and must be considered promotional and in its early development stages. The Company started to ship limited amounts of products in January 1997.

On October 10, 1996, the Company closed its initial public offering having sold 344,083 shares of common stock for aggregate offering proceeds of $2,064,498. The Company's continuation as a going concern is dependent upon its ability to utilize the working capital from its initial public offering to carry out its business plan and to commence and continue operations.

On February 28, 1997, the Company acquired UTI Chemicals (Europe) Ltd., a United Kingdom company (UTI-UK). The Company's financial records are presented in accordance with generally accepted accounting principles (GAAP). The financial records for UTI-UK are presented in accordance with United Kingdom accounting principles which may vary with GAAP. In the opinion of management, any variances between these two standards are not material and do not affect the results of operations.

REVENUE RECOGNITION: The Company recognizes revenue upon the shipment of product which started with limited shipments in January 1997.

INVENTORY: Inventory is stated at the lower of cost or market, using the first-in, first-out method. The inventory at March 31, 1997 consists of finished goods purchased for resale at a cost of $131,285 and manufactured goods produced at a cost of $18,263.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, as follows:

                         ATC LIFE AND METHOD          UTI-UK METHOD
                         -------------------          -------------
Building                 40 years, straight line      25% on reducing balance
Equipment                5 years, straight line       15% on reducing balance
Furniture and fixtures   7 years, straight line       15% on reducing balance

UTI-UK depreciation is provided using annual rates promulgated by United Kingdom agencies.

NOTE B - RECEIVABLES - OFFICERS
-------------------------------

In April 1995, the Company entered into subscription agreements with three of its officers to acquire an aggregate of 170,000 shares of common stock at a purchase price of $1.00 per share, in exchange for promissory notes bearing interest at 8% per annum, principal and interest payable in April 1998. At March 31, 1997, accrued interest receivable on these notes amounted to $7,209. The promissory notes were amended to become due no later than six months from the close of the Company's initial public offering (April 10, 1997). At March 31, 1997 $45,000 was owed under these notes, which has been presented as a reduction of shareholders' equity.

NOTE C - TECHNOLOGY LICENSE AGREEMENT
-------------------------------------

On June 5, 1995, the Company entered into a technology licensing agreement with a related company owned by certain shareholders of the Company. This agreement provides the Company the exclusive license to use, sell and license the technology for manufacturing a wheel-tire assembly known as the "Dynamic Steerable Spring". The agreement specifies that a royalty of either $1.00 per unit sold directly by the Company or eight percent (8%) of any royalty the Company should receive from any third party licensee to be paid quarterly. At March 31, 1997, $19,571 has been advanced pursuant to and in anticipation of this agreement and is recorded in prepaid royalties.

NOTE D - RELATED PARTY TRANSACTIONS
-----------------------------------

On March 31, 1997, UTI-UK owed $15,544 to Coronel Investments, Ltd. for funds advanced. Terms include payment due in the normal course of business with no interest due on the funds advanced.


NOTE E - COMMITMENTS AND CONTINGENCIES
--------------------------------------

In November 1996, the Company received a commitment for a line of credit of $500,000 from a commercial lender for working capital and equipment purchases. The line of credit will bear an interest rate of 3/4% over prime and will be secured by the Company's accounts receivable, inventory, equipment and a first mortgage on the Company's Ravenna facility. At March 31, 1997, the Company owned $-0- against the line of credit.

At the request of Dennis Chrobak, the Company's President, the Company has accrued his monthly employment compensation for the period October 1996 through March 1997. Mr. Chrobak has requested the Company to continue to accrue his monthly employment compensation until further notice. Since January 1997, the Company has deposited $60,000 into a separate account until such time as the Company receives notice from Mr. Chrobak that he desires to receive it.
PAGE

AMERICAN TIRE CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F - EVENTS SUBSEQUENT TO MARCH 31, 1997
------------------------------------------------

At May 1, 1997, at the request of Richard A. Steinke, CEO, the Company stopped his compensation which was based on his employment agreement.

At June 2, 1997, under a restructuring process implemented by the Company's board of directors, the Company eliminated the position held by Dennis S. Chrobak. Mr. Chrobak's employment agreement was canceled and the Company stopped accruing his compensation.PAGE

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation
-----------------

     The Company's is engaged in the manufacturing, marketing, distribution, and sale of airless specialty tires. The Company operates three single station, one 6-station, and one 12-station "centrifugal molding machines" and other related specialized manufacturing equipment to produce its products. The Company estimates that its current production equipment will provide the Company with a maximum production capability of approximately 2.5 million tires annually (based on three 8-hour shifts, 244 production days per annum).

     The Company is in the development stage and only recently began shipping limited quantities of product in January, 1997. The Company has had an operating loss of $1,630,012 since its inception due to the cost and expenses associated with beginning operations. The Company's audited financial statements at June 30, 1996, contained a going concern modification as to the ability of the Company to continue. The Company is currently operating at a loss of approximately $120,000 per month and expects operating losses to continue at such rate until such time as the Company begins to receive revenues from the sale of its products.

     At March 31, 1996, the Company had only been organized for thirteen months and had no significant operations, therefore management's discussion and analysis of the prior period ended March 31, 1996 with the current period ended March 31, 1997, would not be conducive to an understanding of the Company and its fiscal condition or have any meaningful significance.

     At March 31, 1997, the Company had current assets of $1,135,017, mostly consisting of cash of $727,881, trade receivables of $78,747, and inventory of $281,241. Current liabilities were $115,162, almost half of which represented accrued salary due to one of the Company's officers. The Company had a working capital surplus of $1,019,855 as of March 31, 1997, that should be sufficient to fund the Company's operations through September 1997, assuming the Company receives no revenues from the sale of product prior to such time. Other than expenditures associated with the cost of producing product, the Company expects no significant capital expenditures during the next 12 months of operations. Should the Company require additional working capital the Company could make draws against its line of credit of $500,000 from a commercial lender. The Company's line of credit bears interest at a rate of 3/4% over prime and is secured by the Company's accounts receivable, inventory, equipment and a first mortgage on the Company's Ravenna facility. At March
31, 1997, the Company had not made any draws against the line of credit.

     As indicated above, at March 31, 1997, the Company had sold a limited quantity of product and had revenues of $25,637, with cost of sales of $8,439, for a gross profit of $17,198. General and administrative expenses for the three and nine month periods ended March 31, 1997 totaled $421,769 and $815,981, respectively, while net loss for the same periods was $398,559 and $785,291, respectively.
PAGE

     To meet the requested OEM design specifications the Company has developed a tire design based on utilizing a new elastomer shell technology in lieu of low density foam. The Company still intends to market certain products utilizing low density foam, however, the Company believes that a substantial market exists for products produced utilizing the elastomer shell technology.

     With respect to potential purchasers of the Company's products the Company continues to work with Huffy Bicycle, Inc. to obtain approval on an elastomer shell tire that meets Huffy's design specifications.

     Currently, the Company has been working with Murray, Inc., to develop an elastomer shell tire for use in lawn and garden products and expects to have tires available for testing prior to July 31, 1997. Should the Company's elastomer shell tires successfully pass all of Murray's design specifications, Murray has indicated to the Company that Murray would require 1.6 million units for its lawn & garden and snowblower products for the period of September 1997 through August 1998.

     In addition, the Company has been working with J&B Importers, Miami, Florida, for aftermarket distribution of bicycle tires, and MTD, Cleveland, Ohio, a major supplier of riding lawn mowers to Sears.

     The Company has a technology development and license agreement with Hayes Wheels International, Inc. with respect to developing a tire-wheel assembly utilizing the Company's DSS Technology, for which a patent is pending. With respect to the DSS Technology patent application, the United States Patent Office has notified the Company, through the Company's patent counsel, that the patent application contains allowable subject matter.

     Effective February 28, the Company acquired all of the capital stock of UTI Chemicals (Europe) Ltd., a United Kingdom company ("UTI"), in exchange for 200,000 shares of the Company's common stock and a cash payment of $400,000. UTI is a distributor of urethane bicycle tires and wheelchair tires in the United Kingdom and Europe. The Company will continue to market low density foam tire products through UTI, which current markets bicycle tires through 535 Michelin owned stores in the United Kingdom.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
     None.

ITEM 2.  CHANGES IN SECURITIES
     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION
     None.

PAGE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

EXHIBIT
  NO.           DESCRIPTION
-------         -----------

  27            Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

     On March 10, 1997, the Company filed a Current Report on Form 8-K, reporting its acquisition of all of the capital stock of UTI Chemicals (Europe), Ltd., a United Kingdom corporation. The financial statement of the business acquired and the pro forma financial statements required to be filed will be filed by amendment to that Current Report Form 8-K.


                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN TIRE CORPORATION
                                         [Registrant]



Dated: July 1, 1997                      /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Principal Accounting Officer