Form 10KSB
period 1997-06-30
AMERICAN TIRE CORP
filed 1997-11-17
CIK 945828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       June 30, 1997
                                     -------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

            Commission File Number          33-94318-C
                                            ----------
AMERICAN TIRE CORPORATION
--------------------------
(Exact name of registrant as specified in charter)

           Nevada                                 87-0535207
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

1643 Nevada Highway, Boulder City, Nevada                  89005
-------------------------------------------              ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (702)  293-1930
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

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

  State issuer's revenues for its most recent fiscal year:  $69,518
                                                            -------

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     Based on the average bid and asked prices of the common stock at November 12 1997, of $4.625 share, the market value of shares held by nonaffiliates would be $7,798,897.

  As of November 13, 1997, the Registrant had 3,297,248 shares of common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

PAGE

                                    PART I.

                       ITEM 1. DESCRIPTION OF BUSINESS

Business in General
-------------------

     American Tire Corporation, a Nevada corporation (the "Company"), was organized on January 30, 1995, to take advantage of existing proprietary and non-proprietary technology available for the manufacturing of flat-free specialty tires. The Company has had limited operations since its organization and is a "development stage" company. However, the Company believes that the experience and intellectual contributions of its management and other employees are key components to the future success of the Company. (See ITEM
9. DIRECTORS AND EXECUTIVE OFFICERS.)

     The Company has spent extensive time analyzing the tire industry, its perceived major competitors, potential markets, and its own strengths and weaknesses. The Company believes that the tire industry is dominated by several large competitors, has competitive pressures from cheaper imported tires from the Pacific Rim, and maintains a commitment to the traditional pneumatic tire with innovations focusing on tread design not tire design. The Company also feels that the tire industry can be divided into several segments each with its own dynamics, dominant companies, target customers, and competitive pressures. The Company believes that its technology will allow it to produce flat-free tires that offer the same safety and ride as the traditional pneumatic tire, at competitive prices, without the associated problems resulting from a flat tire. The ability to avoid down time from flat tires will be particularly appealing to industrial concerns where down time can be readily equated into lost dollars.

     The Company feels its strengths are in its technology and research and development capabilities. Its weaknesses are in its size and financial capabilities and in changing Original Equipment Manufacturer ("OEM") attitudes and consumer views on pneumatic tires versus the advantages of a flat-free tire. Based on this analysis of the tire industry, a two-pronged approach has been formulated by the Company's management to manufacture and market its flat-free tires concept.

     First, the Company has identified certain industry segments where it feels the cost of the tires, the consumer, and the competition will allow it to compete effectively against existing pneumatic tires and the companies that produce them. These industry segments are segments the Company believes will be accessible, its products will be readily acceptable, and the Company will not be at an insurmountable competitive disadvantage. A few of these areas are the bicycle tire, wheelchair tire and lawn and garden product tire markets where almost all tires are currently imported.

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

      Hayes Development and License Agreement

     In September 1995, the Company and Hayes Wheels International ("Hayes") entered into a Development and License Agreement (the "Hayes Development and License Agreement") wherein the Company and Hayes have agreed to jointly develop a prototype tire-wheel assembly utilizing the DSS Technology, together with associated molds and equipment, for submission to the United States Department of Transportation ("DOT") for DOT's approval under FMVSS 129. FMVSS 129 is the applicable U.S. safety standard for non-pneumatic tires used on passenger vehicles and describes the energy cycle a non-pneumatic tire/wheel must absorb to be provided for commercial sale in the United States. The Company has received notice from the United States Office of Patents and Trademarks that the patent application relating to the DSS Technology contains allowable subject matter and the Company expects the patent to be issued in the very near future.


     Non-Pneumatic or "Flat-Free" Tire Technology

     Flat-free tire technology differs from pneumatic tires in that pneumatic tires are made from rubber and require an inner tube which is inflated with air, while the Company's low density foam tires are manufactured from polyurethane, have no inner tube (solid throughout), and do not require inflation. In addition, the Company's shell elastomer tires have no inner tube, are hollow throughout and do not require inflation, but rely on the infrastructure of the tire to maintain the tires stability. The flat-free tire is mounted on the wheel rim in much the same way a pneumatic tire is mounted, with the assistance of a tire lever. The flat-free tires are approximately the same weight as pneumatic tires and tubes and ride characteristics are comparable. Apart from cleaning, the Company's bicycle tires are maintenance free and eliminate tedious puncture repair or the need for a bicycle pump.
The flat-free tires are designed for use by "On/Off" road and "Highway" bicycles.

     The Company's marketing strategy will be to initially introduce the flat-free tires through sales to OEMs, tire distributors and direct advertising to consumers through television commercials. The Company intends to target three main segments of the tire market:

     (1) Original Equipment Manufacturers. By selling to OEMs, the Company believes it will be able to develop product identification and consumer demand by emphasizing "Made in the USA," the "flat-free," and "maintenance-free," characteristics of the tires while relying on the efforts of OEMs in marketing their products with the Company's tires.

     (2) Tire Distributors. By selling to tire distributors, the Company believes it will be able to take advantage of existing distribution channels for moving its tires into the aftermarket, while emphasizing the uniqueness of the flat-free and maintenance free characteristics of the tires versus traditional pneumatic tires.

     (2) Direct Advertising. In April 1995, the Company entered into a television commercial agreement with American Independent Network of Ft. Worth, Texas ("AIN"), to air a commercial (the "Commercial") produced by the Company for a one year period beginning as soon as airless bicycle tires are available for shipment. AIN covers approximately 150 stations, in 75 markets, covering 34,668,949 households. AIN will air the Commercial at times selected by it and the Company at time slots between 6:00 AM and 12:00 Midnight on an average of once an hour, with particular emphasis placed during the airing of afternoon children's programs, news reports, and sports programming. The total program will give the Company approximately 10 airings per day during the one year term. The Company has established an 800 telephone number that will allow customers to call the Company to make purchases direct from the Company utilizing a credit card. The Company has agreed to pay AIN a commission of $2.00 for each bicycle tire sold by the Company resulting from direct advertising effort. The Company has not made any substantive studies to determine the degree of market penetration it can reasonably expect to obtain from the airing of the Commercial, nor has it established an exact date to begin airing the Commercial.

Competition
-----------

     Currently, there are three tire manufacturers that utilize a liquid phase technology manufacturing process to produce non-pneumatic tires from a low density polyurethane foam (Green Tire, Norwich, UK; Woo Tire, Waihai, China; and Krypton-India, Calcutta, India), and very limited numbers of their tires have been marketed in the United States. The technology that these companies use to manufacture their tires was originally developed by Vincent Panaroni, who has in the past provided consulting services to the Company, and the co-inventor of the Company's flat-free tire technology.

     The Company knows of no companies that currently offer a flat-free or non-pneumatic tire made from a polyurethane shell elastomer. The Company's flat free tire technology differs from existing non-pneumatic tire technology in (1) the formulation of the polyurethane; (2) the manner in which the polyurethane is distributed throughout the mold; and (3) the use of a simple mechanical locking system that allows the tire to stay secure on the wheel. In addition to manufacturers of low density foam tires, the Company will be competing directly with firms that manufacture and market pneumatic bicycle tires.

     The Company estimates that over 98% of all domestic bicycle tire sales are pneumatic tires. The bicycle tire industry is highly competitive and there are several of the Company's competitors that have financial resources which substantially exceed those of the Company. In addition, many competitors are large companies (i.e. Michelin [France], Kenda [Japan], and Chengshin Rubber [China]) that have established name recognition of their product, have established distribution networks for their products, and developed consumer loyalty to such products. Principal factors in marketing the Company's tires will be that it is domestically produced with "flat-free" and "maintenance free" characteristics. This may give the Company a competitive advantage against pneumatic tires produced by foreign manufacturers that are subject to puncture and loss of air.
PAGE

Manufacturing, Supplies, and Quality Control
--------------------------------------------

     The Company manufactures the flat-free tires utilizing single and/or multiple head, centrifugal molding machines. These machines centrifugally mold elastomer products, such as the bicycle tires, by pouring a predetermined amount of polyurethane into a mold, which is then spread out in the mold through centrifugal force. The molding process occurs when the liquid polyurethane formula (made up of isocyanide and polyol) is combined with a catalyst. This combination causes a chemical reaction that results in the cross linking of the chemicals, which thereafter become solid. The mold then moves to the next station where the tire is removed and the process is repeated.

     The Company has acquired a 6-station and a 12-station carousel of centrifugal molding machines and the related pouring equipment that based on manufacturer's specifications should permit the Company to produce approximately 1,500,000 tires annually. At present, the Company has not accumulated a sufficient number of molds in the various tire sizes necessary to determine with any degree of consistency the maximum production efficiency of its production equipment. The Company estimates that it could produce about 8 to 10 million tires per year without expansion from its Ravenna facility. At that level of production, the Company would require approximately 150 employees as well as additional equipment. The Company will train its employees in the use of this specialized manufacturing equipment and process, which will be utilized for other types of specialty tires as well. The Company intends to utilize multiple suppliers to purchase polyurethane and believes that it will be able to obtain significant quantities of polyurethane and other chemicals without significant problems or delays.

     All products produced by the Company will be inspected following the manufacturing process and prior to shipment to ensure quality. Products considered by the Company's quality control personnel to be defective could be ground into pellets, which can be melted and reused in the Company's manufacturing process to make new products and reduce waste of raw materials.

Patents
-------

     Dynamic Steerable Spring

     The Company is a party to a technology license agreement (the "DSS License Agreement") with Dennis S. Chrobak (a former affiliate of the Company) and Richard A. Steinke (an affiliate of the Company), to develop DSS Technology. DSS Technology is a combination of a spring compressively loaded and a one piece spiral hoop load in tension. DSS Technology can be utilized in tire-wheel assemblies for many types of mobile products including spare tires, passenger car tires, and light, medium, and heavy truck tires. Mr. Chrobak and Mr. Steinke are the owners of the DSS Technology for which an application for United States Letters Patent has been filed and issuance of a patent is pending. The term of the DSS License Agreement will be for the life of the underlying U.S. patent when issued. The Company is required to pay a royalty to Mr. Chrobak of $0.50 for each unit of production manufactured and sold directly by the Company. At such time as Mr. Steinke is no longer an affiliate of the Company, Mr. Steinke would be entitled to a royalty on the same terms as Mr. Chrobak. (See ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

     Non-Pneumatic Tire

     The Company is a party to a technology license agreement (the "Non-Pneumatic Tire License Agreement") with Mr. Chrobak and Mr. Steinke, to develop certain technology relating to a low density foam tire for which an application for United States Letters Patent has been filed and a patent is pending. The term of the Non-pneumatic Tire License Agreement will be for the life of the underlying U.S. patent when issued. The Company is required to pay a royalty to Mr. Chrobak of $0.125 for each bicycle tire manufactured and sold by the Company utilizing the technology. At such time as Mr. Steinke is no longer an affiliate of the Company, Mr. Steinke would be entitled to a royalty on the same terms as Mr. Chrobak.

     The Company has received notice from the United States Office of Patents and Trademarks that the patent application relating to the DSS Technology contains allowable subject matter and the Company expects the patent to be issued in the very near future. The Company has not yet received notice from the United States Patent Office passing on the patentability of the claims of the case with respect to the Non-Pneumatic Tire Technology. The Company is unable to predict when any office action will be taken or a patent issued. Although a patent has a statutory presumption of validity in the United States, the issuance of a patent is not conclusive as to its validity, nor as to the enforcement scope of the claims contained therein. The Company intends to, but has not as of the date of this report, applied for patent protection in other countries. The Company intends to vigorously police its patents and there can be no assurance that its patents will not be infringed upon or modified by others.

     The Company has not retained intellectual property counsel to render an opinion regarding the DSS Technology and the Non-Pneumatic Tire Technology as to whether the Company is infringing on the intellectual property rights of others. In that regard, the Company believes the DSS Technology is unique in that the Company knows of no other manufacturer of airless passenger vehicle tires or tire-wheel assemblies. With respect to the Non-Pneumatic Tire Technology, the Company believes that its technology substantially differs from the existing technology currently being utilized to produce non-pneumatic tires. The Company believes that although its patents are important, such factors as product innovation, technical expertise and experience, and the confidentiality of proprietary data and trade secrets are equally as important. The Company will attempt to preserve and protect its proprietary technology principally through trade secret protection and has obtained confidentiality/nondisclosure agreements with all of its employees.

Trademark
---------

     Through its wholly owned subsidiary UTI-UK, the Company owns the U.S. registered trademark "Urathon" which has been utilized by UTI-UK on urethane tire products distributed in the United Kingdom and Europe.

Regulation and Environmental Compliance
---------------------------------------

     The Company knows of no particular federal or state regulations applicable to its manufacturing processes. Certain tire-wheel assemblies designed to be manufactured for use on passenger vehicles and light trucks are required to meet certain Department of Transportation, Federal Motor Vehicle Safety Standards ("FMVSS"), including FMVSS 129, which applies to non-pneumatic tires for passenger cars. This standard specifies tire dimensions and laboratory tests requirements for lateral strength, endurance, and high speed performance, defines the tire load rating, and specifies labeling requirements for non-pneumatic spare tires.

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

Employees
---------

     As of November 13, 1997, the Company had 14 full-time employees. Except for Mr. Steinke, all of the Company's executive officers are employees at will. (See ITEM 10. EXECUTIVE COMPENSATION.) None of the Company's employees are represented by a labor union. The Company believes that it will be able to hire a sufficient quantity of qualified laborers in the local area to meet the Company's employment needs. The Company's manufacturing process does not require special training, other than orientation to the Company's production techniques and specific equipment.

ITEM 2. DESCRIPTION OF PROPERTIES

Offices
-------

     The Company's 26,000 sq. ft. manufacturing/distribution/office facility is located on 4.15 acres of real property at 446 West Lake Street, Ravenna, Ohio, and consists of 1,000 sq. ft. of administrative offices and 25,000 sq. ft. of manufacturing space. The facility is constructed of masonry and steel and is equipped with a one-half ton chain hoist, overhead sprinkler system, and two loading docks. The Ravenna facility will be utilized for bicycle tire production and management of the Company believes that the Ravenna facility will be sufficient to handle projected production needs for the next five years. The Company maintains an executive office suite consisting of approximately 1,100 square feet located at 1643 Nevada Highway, Boulder City, Nevada, and is currently provided to the Company free of charge. It is the opinion of management that the Company maintains adequate insurance coverage for loss or damage to its facility under its existing insurance policy.

ITEM 3. LEGAL PROCEEDINGS

None.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 1997.

PAGE

                                  PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Lack of Prior Public Market and Possible Volatility of Stock Price
------------------------------------------------------------------

     The Company completed its initial public offering in October 1996. Prior to that time there was no "established trading market" for shares of the Company's common stock. The table on the following page sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                              High Bid      Low Bid
                                              --------      -------
Fiscal Year Ended June 30, 1995
-------------------------------
First, Second, Third and Fourth Quarters        N/A           N/A

Fiscal Year Ended June 30, 1996
-------------------------------
First, Second, Third and Fourth Quarters        N/A           N/A

Fiscal Year Ending June 30, 1997
--------------------------------
First Quarter                                   N/A           N/A
Second Quarter                                 $9.375        $6.00
Third Quarter                                  $9.125        $6.00
Fourth Quarter                                 $6.125        $2.25

     At November 12, 1997, the Company's Common Stock was quoted on the OTC Bulletin Board at a bid and asked price of $4.50 and $4.75, respectively.


     Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At November 13, 1997, the Company had approximately 220 shareholders of record based on information provided by the Company's transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation
-----------------

     In October 1996 the Company completed an initial public offering of 344,083 shares of Common Stock at a purchase price of $6.00 per share for gross offering proceeds of $2,064,498. The Company has used the proceeds from the offering to initiate production of "flat-free" bicycle and other specialty tires which will compete with the traditional pneumatic tires (i.e., tires with an inner tube or tubeless tires inflated with air), repurchase the shares of Common Stock subject to the Recision Offer, repay loans from Officers, and for working capital.PAGE

     The Company's production equipment consists of several "centrifugal molding machines" and other related specialized manufacturing equipment to produce tires. During the fiscal year ended June 30, 1997, the Company utilized $469,392 from its initial public offering to purchase additional molding machines and related production equipment, which has now been installed and is ready for production, subject to the completion of a sufficient quantity of production molds to produce those tires the Company intends to initially introduce into the market.

     The Company believes that its two-pronged approach for manufacturing and marketing its technology and products will be the most cost effective means for the Company to be successful. Because the Company is in the development stage, has had an operating loss since inception of $2,254,392, has limited working capital and limited internal financial resources the report of the Company's auditor contains a going concern modification as to the ability of the Company to continue. The Company is currently operating at a loss of approximately $100,000 per month and expects operating expenses to continue at such rate until such time as the Company begins to receive substantial revenues from the sale of tires.

     Since its inception on January 30, 1995 to June 30, 1997, the Company has expended $2,282,871 in expenses, consisting in large part of consulting fees ($484,792), payroll and payroll taxes ($774,347) and selling, general and administrative expenses ($772,758), resulting in an operating loss of $2,254,392 since inception.

     As of June 30, 1997, the Company had not commenced the commercial sale of its products in any substantial quantities and substantially all sales revenue recognized during the fiscal year ended June 30, 1997 were attributed to the operations of UTI-UK. As a result, the delays in selling its products have caused the Company's limited resources to be more depleted than originally anticipated and the Company has utilized substantially all of the proceeds of its initial public offering.

     During the fiscal year ended June 30, 1997, the Company effected measures to reduce cash outflows and increase working capital thru the issuance of additional shares of the Company's common stock. On October 31, 1996, the Company approved the issuance of 27,000 shares of the Company's restricted common stock in exchange for the cancellation of approximately $56,735 in principal and accrued interest due certain of its officers and directors, plus additional compensation to such officers and directors of $105,265, for a total of $162,000. In addition, in February 1997, the Company raised offering proceeds of $930,000 from the sale of 155,000 shares of restricted common stock in a private placement.

     The Company will be relying on the proceeds from the Company's recent securities offerings or other debt or equity financing that may be available to meet further operating requirements for the fiscal year ended June 30, 1998, should the Company fail to receive sufficient revenues from the sale of products to meet its operational needs.

     Effective February 28, 1997, the Company completed the acquisition of all of the capital stock of UTI Chemicals (Europe) Ltd, a corporation incorporated under the laws of England and Wales ("UTI-UK"), from Coronel Investments Limited, a Jersey corporation ("Coronel"). The acquisition was made pursuant to a Share Purchase Agreement dated January 14, 1997 (the "Agreement"), between the Company, UTI-UK and Coronel, wherein the Company agreed to acquire UTI-UK from Coronel in exchange for the payment of 200,000 shares of the Company's restricted common stock and a cash payment of $400,000.

     The Company utilized proceeds derived from the February 1997 private placement of its equity securities to make the cash portion of the purchase price. The closing bid price for the Company's common stock on February 28, 1997 (the "Closing Date") was $7.75. Based on the closing bid price for the Company's common stock and the $400,000 cash, the purchase price of UTI-UK was valued at $1,950,000. For purposes of accounting treatment, the acquisition of UTI-UK was treated as a purchase by the Company.

     The principles followed by the Company in determining the amount of consideration given by the Company to Coronel in negotiating the acquisition of UTI-UK was based the following criteria:

     1. The value of the assets of UTI-UK (which includes the "Urathon" registered trademark), consisting mainly of inventory and accounts receivables of approximately $200,000 at December 31, 1996;

     2. An existing relationship between UTI-UK and Michelin Tire Company ("Michelin") to sell bicycle tires through 540 Michelin owned ATS stores in the United Kingdom;

     3. UTI-UK's working relationship with the technical development manager of Dunlop-Slazenger relating to a proposed tire/wheel design; and UTI-UK's working in partnership with Weihai Yicklong Industrial Development Co., Ltd., Weihai, China, to work in partnership to supply tires for export markets from China. In addition, UTI-UK has been working on an agreement with Super Tires Industries, Ltd. in Pakistan to sell an equipment package for bicycle tire production at a cost of approximately $2 million.

     4. In June 1995, in an effort to assist the Company's cash flow from operations while waiting for its production facility to be completely operational, the Company purchased thousands of low density foam bicycle tires from UTI-UK, to be used for resale in the U.S. market. However, UTI-UK was not able to provide the Company with a sufficient quantity of tires for an orderly sales program to be implemented due to operating problems from UTI-UK's provider. Although UTI-UK has shipped the Company some tires, the balance of the Company's payment to UTI-UK, $87,401, was treated as a deposit against delivery of additional tires. The $87,401 was returned to the Company by UTI-UK as a condition to the acquisition. The tires being held for resale by the Company were thereafter returned to UTI-UK for sale in the European market.

     UTI-UK has since 1990 been a distributor of urethane bicycle, wheelchair and other specialty tires in the United Kingdom and Europe. UTI-UK distributes urethane bicycle tires under the trade name "Urathon TM" in approximately 540 Michelin Tire Company owned ATS stores in England, Scotland and Wales. UTI also sells products in France, Denmark, Austria, the Netherlands and Germany through independent representatives and distributors.

     In connection with the acquisition of UTI-UK, the Company and Coronel entered into a lock-up agreement, wherein Coronel agreed not to sell during the 24 month period following the Closing Date (i.e., March 1, 1999), more than 50,000 shares of the Company's common stock acquired, provided however, all such sales of the Company's common stock during the lock-up period are made in a market transaction pursuant to an effective registration statement or in reliance on an exemption from registration under the Securities Act of 1933, as amended.

PAGE

     In addition, the Company entered into a management agreement with Coronel, wherein Coronel has been retained to manage the day-to-day operations of UTI-UK for a 12-month period beginning February 1, 1997, in exchange for a monthly fee of US$9,990, and Hugh-Sims Hilditch, the principal and sole shareholder of Coronel was appointed to the Company's board of directors and to serve as Managing Director for European Operation. The management agreement was amended to provide for the issuance of 15,000 shares of the Company's common stock as full consideration for the management of UTI operations during the term of the agreement. The Company plans to continue in each aspect the business of UTI-UK as described above, and to utilize UTI-UK to market the Company's products in the United Kingdom and Europe.

     Because of the Company's limited financial resources, the Company does not anticipate expending any substantial sums for new research and development during the fiscal year ended June 30, 1998. However, as financial resources are available to justify such expenditures, the Company will continue development of the Company's shell elastomer tire concepts.


ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure. (See ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.) PAGE

                             PART III

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of November 13, 1997, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name            Age   Position                    Director or Officer Since
   ----            ---   --------                    -------------------------
Richard Steinke    55    Chairman, Director, CEO     January 1995
Roger A. Fleming   57    President and Director      February 1997
Hugh Sims-Hilditch 61    Vice-President and Director February 1997
Louis M. Haynie    69    Director                    July 1997
Ping Zhang         31    Vice-President and Director February 1997
David K. Griffiths 60    Treasurer/Controller        February 1995
Marcy L. Janis     29    Secretary                   February 1997

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

     Richard Steinke is a founder of the Company and currently serves as its Chairman and Chief Executive Officer. From January 1992 to December 1994, Mr Steinke served as Chairman and C.E.O. of Alanco Environmental Resources, Inc., a manufacturer of environmental/pollution control equipment, Salt Lake City, Utah. From June 1985 to December 1991, he was the Chairman and C.E.O. of UTI Chemicals, Inc., a developer and manufacturer of urethane chemicals, El Toro, California. Mr. Steinke received a B.A. in Political Science and Economics from the University of Arizona, Tucson, Arizona, in 1967.

     Roger A. Fleming, joined the Company in February 1997 as its Vice-President of Technology. Prior to joining the Company Mr. Fleming was a senior engineer at Goodyear Tire & Rubber Company, Akron, Ohio, were Mr. Fleming had worker for over 31 years. Mr. Fleming holds many patents in product and process design and has managed the development of Goodyear's liquid phase united spare tire. Mr. Fleming received a degree in Chemical Engineering from North Carolina State University, Raleigh, North Caroline in 1963.

     Hugh-Sims Hilditch joined the Company in February 1997 in connection with the Company's acquisition of UTI-UK and currently serves as a Vice President in charge of the Company's European operations. Mr. Sims-Hilditch has in excess of the past five years served as the Manager of UTI-UK, Hilmarton, England, a distributor of urethane products in the United Kingdom and Europe.

     Louis M. Haynie, was recently appointed to the Company's board of directors and currently is General Counsel and a Director of Research Medical, Inc. [NASDAQ: RMED], Salt Lake City, Utah, a developer, manufacturer and distributor a diversified line of health care products, focusing on specialized cardiovascular, vascular and blood management surgical devices and specialty pharmaceuticals. Mr. Haynie's past board services include the University of Utah Regents Advisory Board, Redwood Land Co., Salt Lake City, Utah, and MIS Corporation, Franklin, Tennessee. Mr. Haynie has a law degree from the University of Utah and has been in the private practice of law since 1951.

     Ping Zhang became a director of the Company in February 1997 and currently serves as a Vice-President. Mr. Zhang's responsibilities included investigating and developing opportunities and business relationships for the Company and its products in the Far East. Mr. Zhang has for the past four years been actively involved in promoting U.S.- China business and trade relationships. Mr. Zhang received a Masters Degree in Manufacturing and Industrial Technology from Arizona State University, Tempe, Arizona, in 1993, and a degree in Mechanical Engineering from Shanghai Jiatong University, Shanghai, China, in 1991.

     David K. Griffiths currently serves as the Company's Treasurer and principal accounting officer and has since 1960 been self-employed as an accountant/consultant for various small businesses. Mr. Griffiths offers the Company 36 years experience in accounting and accounting related systems.
Mr.
Griffiths received a B.S. in Accounting from Arizona State University, Tempe, Arizona in 1961.

     Marcy L. Janus currently serves as the Company's Secretary. In December 1989, Marcy received a B.A. in Communications from Kent State University, Kent, Ohio. Ms. Janis brings to the Company seven years experience in executive office management and computer services.

KEY EMPLOYEES
-------------

     Derek A. Bowers, joined the Company in June 1995 and is employed as the Company's Senior Development Engineer. From May 1994 to June 1995, Mr. Bowers was employed by Huffy Bicycle Company, Celina, Ohio, as an engineer. Mr. Bowers received a M.S. in Mechanical Engineering from Carnegie Mellon University, Pittsburgh, Pennsylvania, in May 1994 and a B.S. in Mechanical Engineering from Old Dominion University, Norfolk, Virginia, in May 1993.

     James G. Moore, Jr. joined the Company in August 1997 and is employed as the Company's manager of mold design and processing. Prior to his employment with the Company, Mr. Moore worked at Goodyear Tire & Rubber Company, Akron, Ohio, were he had over 25 years of experience as a master tire carver, which included five years at the Goodyear apprentice school for tire tread pattern carving and mold carving. Mr. Moore also took multiple engineering courses while enrolled in the civil engineering school at the University of Akron, Akron, Ohio.

     Sid Asthana joined the Company in October 1997 and is employed as the Company's senior chemist. Mr. Asthana has received a B.S. in Chemical Engineering from the Regional Engineering College of India, Rourkela, India, July 1990, and a M.S. in Polymer Engineering from the University of Toledo, Toledo, Ohio in December 1993, and will be receiving his Ph.D. in Polymer Science from the University of Akron's Polymer Institute, Akron, Ohio, in January 1998.

     Shanley Brown joined the Company in January 1997 and serves as the Company's domestic sales manager. Mr. Brown brings to the Company over 20 years of experience in both domestic and international sales for bicycles and light duty pneumatic tires. From 1994 to 1996, Mr. Brown, was Vice President of the Industrial Tire Division of Shinko USA, Carson City, California, a division of Shin Hung Co., Ltd., Osaka, Japan. From 1991 to 1994, he was the National Sales Manager for Kenda Tire USA, Columbus, Ohio. From 1984 to 1991, Mr. Brown was the Midwest Regional Manager for Greenball Corporation, Long Beach, California, a distributor of products for Cheng Shin Rubber, Taipei, Taiwan and from 1976 to 1984, Mr. Brown was the District Manager for Carlisle Tire and Rubber, Carlisle, Pennsylvania.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

     The Company is not subject to the requirements of Section 16(a) of the Exchange Act.

                     ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at June 30, 1997, the end of the Company's last completed fiscal year):

                                   Summary Compensation Table
                                                         Long Term
Compensation

----------------------
                     Annual Compensation                 Awards       Payouts
                                           Other        Restricted
Name and                                   Annual        Stock     Options
LTIP     All other
Principal Position Year Salary    Bonus($) Compensation   Awards   /SARs
Payout  Compensation
------------------ ---- ------    -------- ------------   ------   -------
------  ------------
Richard A. Steinke  1997   $70,000  -0-      $20,000*     -0-      -0-
-0-       -0-
C.E.O. and Chairman 1996    -0-     -0-       -0-         -0-      -0-
-0-       -0-
                    1995    -0-     -0-       -0-         -0-      -0-
-0-       -0-

* Effective May 1, 1997, Mr. Steinke declined to receive any further compensation from the Company based on his employment agreement, therefore all employment compensation due under Mr. Steinke's employment contract since May 1, 1997 has been accrued.PAGE

Employment Agreements and Benefits
----------------------------------

      The Company has entered into Employment Agreements with Richard A. Steinke, its Chief Executive Officer. Beginning October 1, 1996, the Employment Agreement called from Mr. Steinke to be employed for a term of 36 months, with monthly compensation of $10,000, subject to increase at the discretion of the Board of Directors. The Company provides group health, medical, and life insurance, similar to that which will be made available to all full time employees and reimburses Mr. Steinke for out-of-pocket expenses incurred in connection with the Company's business. In the event of termination of Mr. Steinke's employment, for reasons other than cause, as defined in the employment agreement, Mr. Steinke's monthly salary would continue throughout the balance of the term of the employment agreement. Effective May 1, 1997, Mr. Steinke declined to receive any further compensation from the Company based on his employment agreement, therefore all employment compensation due under Mr. Steinke's employment contract since May 1, 1997 has been accrued.

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

     None.

Other Compensation
------------------

     None.

Compensation of Directors
-------------------------

     None.
PAGE

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

     Unless otherwise disclosed below, there are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

     On August 19, 1997, the Company entered into an agreement with a principal shareholder and former officer and director, Dennis S. Chrobak ("Chrobak"), to resolve all disputes between them relating to Chrobak's employment and ownership interest in the Registrant. In connection therewith the Registrant has agreed to pay Chrobak:

     1. $80,000, the amount of Chrobak's accrued salary under his employment agreement, which amount represents the aggregate amount of Chrobak's monthly employment compensation for the period from October 1996 through May 1997;

     2. $30,000, towards the recission and cancellation of an October 1996 transaction between the Company and Chrobak, wherein the Company had issued to Chrobak 15,000 shares of its common stock in exchange for cancellation of a promissory note from the Company to Mr. Chrobak in the principal amount of $30,000; and

     3. $200,000, towards the purchase and cancellation of 1,255,000 shares of the Company's common stock beneficially owned by Chrobak (the "Chrobak Shares"). The Chrobak Shares had been issued to Chrobak in February 1995 in connection with the organization of the Company. The Company has agreed pay Chrobak $10,000 per month for 20 consecutive months beginning September 1, 1997.

     On August 19, 1997, the Registrant had 4,567,248 shares of its common stock issued and outstanding. After giving effect to the cancellation of the 1,270,000 shares of common stock pursuant to the above transaction, the Company will have 3,297,248 shares of common stock outstanding.
PAGE

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of November 13, 19976, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 3,297,248 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Security Ownership of Certain Beneficial Owners

Title
 of      Name and Address              Amount and Nature of     Percentage
Class    Beneficial Owner              Beneficial Ownership(1)   of Class
-----    ----------------              --------------------     ----------
Common   Gemini Funding Services       D          455,000             13.8
          Profit Sharing Plan
         1643 Nevada Highway
         Boulder City, NV  89005

Common   S102 Irrevocable Trust        D          800,000             24.3
         1643 Nevada Highway
         Boulder City, NV  89005

Common   Coronel Investments Limited   D          242,000              7.3
         Thane House, Hilmarton
         Wiltshire, England SN11 8SB

SECURITY OWNERSHIP OF MANAGEMENT OF THE COMPANY

Title
 of      Name and Position of          Amount and Nature of     Percentage
Class    Officer and/or Director       Beneficial Ownership(1)   of Class
-----    -----------------------       --------------------     ----------
Common   Roger A. Fleming, President   D           60,000              1.8
          and Director

Common   Richard A. Steinke, C.E.O.    I (2)      455,000             13.8
          and Director                   (3)      800,000             24.3

Common   Ping Zhang, V.P. and Director D            2,000               .1

Common   Hugh Sims-Hilditch, V.P. and  I (4)      242,000              7.3
          Director

Common   Louis M. Haynie, Director     D           30,000               .9
                                       I (5)        2,000               .1

Common   David K. Griffiths, Treasurer D           20,000               .6

Common   Marcy L. Janus, Secretary     D             -                  -

         All Officers and Directors
          as a Group (7 person)        D          112,000              3.4
                                       I        1,499,000             45.5
                                                ---------             ----
         Total Beneficial Ownership             1,611,000             48.9
                                                =========             ====
                        [Footnotes continue on next page]

(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

(2) Represent shares owned beneficially and of record by Gemini Funding Services Profit Sharing Account, of which Richard A. Steinke is the principal beneficiary.

(3) Represent shares owned beneficially and of record by S102 Irrevocable Trust, for which Richard A. Steinke is the trustee.

(4) Represent shares owned beneficially and of record by Coronel Investments Limited, a Jersey corporation, of which Hugh Sims-Hilditch is the principal owner.

(5) Represent shares owned beneficially and of record by Gae Haynie, spouse of Louis M. Haynie, and which Mr. Haynie may be deemed to have beneficial ownership of such shares.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DSS License Agreement

     On August 19, 1997, the Company entered into a revised agreement amending the terms of the June 5, 1995, DSS License Agreement with AMS, a Nevada corporation controlled by Dennis S. Chrobak and Richard A. Steinke, affiliates of the Company. The DSS License Agreement was amended to provide that the license be directly between the Company and Mr. Chrobak and Mr. Steinke. The DSS License Agreement grants the Company an exclusive to use, sell, license, or otherwise exploit the DSS Technology worldwide in exchange for a royalty. The revision of the DSS License Agreement provides for the royalty to be reduced from $1.00 to $0.50 for each unit of production produced and sold by the Company. All royalties payable under the DSS License Agreement will be paid to Mr. Chrobak. Mr. Steinke will not receive a royalty under the agreement so long as he is affiliated with the Company. Due to the relationship of Mr. Steinke and Mr. Chrobak with the Company, the DSS License Agreement and the revisions thereto cannot be considered to have been negotiated at arm's length.

Airless Tire License Agreement

     On August 19, 1997, the Company entered into a revised agreement amending the terms of the October 27, 1995, Airless Tire License Agreement with AMS. The Airless Tire License Agreement was amended to provide that the license be directly between the Company and Mr. Chrobak and Mr. Steinke. The Airless Tire License Agreements grants the Company an exclusive license to use, sell, license, or otherwise exploit the technology worldwide in exchange for a royalty. The revision of the Airless Tire Technology Agreement provides for the royalty to be reduced from $0.25 to $0.125 for each bicycle tire produced and sold by the Company utilizing the technology. All royalties payable under the Airless Tire Technology Agreement will be paid to Mr. Chrobak. Mr. Steinke will not receive a royalty under the agreement so long as he is affiliated with the Company. Due to the relationship of Mr. Steinke and Mr. Chrobak with the Company, the Airless Tire License Agreement cannot be considered to have been negotiated at arm's length.
PAGE

Stock Subscriptions Receivables

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

     During the fiscal year ended June 30, 1997, additional services were provided valued at $40,000, which were offset against the amounts owed under the promissory notes. At June 30, 1997, $50,000 was owed under the promissory notes, including $5,000 of accrued interest,

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
                           =======       ========

(1) As of June 30, 1997, Mr. Dalton had paid full consideration for his shares which amounts were applied against the principal and interest to be paid under the promissory note.

(2) As of June 30, 1997, Mr. Chrobak had provided services to the Company valued at $5,000, which amount has been applied against the principal and interest to be paid under the promissory note. Subsequent to June 30, 1997, the full consideration for the shares was paid in full.

(3) At June 30, 1996, the value of the accounting services provided by Mr. Griffiths exceeded the amount required for payment in full of the promissory note and were applied against principal and interest so that the full consideration for the shares has been paid.


            ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of Jones, Jensen & Company                    22
Independent Auditors' Report of Saltz, Shamis & Goldfarb, Inc.             23
Consolidated Balance Sheet as of June 30, 1997                             24
Consolidated Statements of Operations for the years ended June 30, 1997
 and 1996 and from inception on January 30, 1995 through June 30, 1997     26
Consolidated Statements of Stockholders' Equity                            27
Consolidated Statements of Cash Flows for the years ended June 30, 1997
 and 1996 and from inception on January 30, 1995 through June 30, 1997     29
Notes to Consolidated Financial Statements                                 31

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement
schedules are included as part of this report:     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document                           Location
-------  ---------  -----------------                         ------------
  1       10        Revised DSS Technology License Agreement  This Filing

  2       10        Revised Airless Tire Technology
                    License Agreement                         This Filing

 27       27        Financial Data Schedule                   This Filing

 (b) Reports on Form 8-K.

     During the quarter ended June 30, 1996, the Company filing the following reports on Form 8-K filed with the Commission:

Date of Report     Items Covered By Report
--------------     -----------------------
6/13/97            Item 4, Change in Registrant's Certifying Accountant


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                        AMERICAN TIRE CORPORATION



Date: November 14, 1997                 By /S/Richard A. Steinke, C.E.O. and
                                        Director (Principal Executive Officer)


Date: November 14, 1997                 By /S/Roger A. Fleming, President and
                                        Director


Date: November 14, 1997                 By /S/Louis M. Haynie, Director


Date: November 14, 1997                 By /S/David K. Griffiths, Treasurer
                                        (Principal Accounting Officer)


Date: November 14, 1997                 By /S/Ping Zhang, Director


Date: November 14, 1997                 By/S/Hugh Sims-Hilditch, Director
PAGE

INDEPENDENT AUDITORS' REPORT

Board of Directors
American Tire Corporation and Subsidiary
(A Development Stage Company)
Boulder City, Nevada

We have audited the accompanying consolidated balance sheet of American Tire Corporation and Subsidiary (A Development Stage Company) as of June 30, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of UTI Chemicals (Europe) Limited, a wholly-owned subsidiary, which statements reflect total assets of $384,184 as of June 30, 1997 and total revenues of $55,012 for the four months then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for UTI Chemicals (Europe) Limited, is based solely on the report of the other auditors.

We have conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Tire Corporation and Subsidiary (A Development Stage Company) as of June 30, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 7 to the consolidated financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Jones, Jensen & Company
November 8, 1997
PAGE

INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Board of Directors
American Tire Corporation

We have audited the statements of operations, shareholders' equity, and cash flows of American Tire Corporation for the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of American Tire Corporation for the year ended June 30, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As described in Note 7 to the financial statements, the Company's ability to bring its product to market are dependent on its successful obtainment of capital to fund its activities.

In the event the Company is unsuccessful in obtaining sufficient capital, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ SALTZ, SHAMIS & GOLDFARB, INC.

Akron, Ohio
October 9, 1996



PAGE

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                         CONSOLIDATED BALANCE SHEET

                                    ASSETS
                                    ------
                                                            June 30,
                                                              1997
                                                          ------------

CURRENT ASSETS

 Cash and cash equivalents                                $    501,449
 Accounts receivable                                            73,922
 Accounts receivable - related party (Note 3)                    2,237
 Inventory (Note 1)                                            303,704
 Prepaid expenses                                               91,320
                                                          ------------
     Total Current Assets                                      972,632
                                                          ------------
PROPERTY AND EQUIPMENT (Note 1)

 Land                                                           59,000
 Building and improvements                                     278,501
 Equipment and vehicles                                        660,793
 Furniture and fixtures                                         32,808
 Less - accumulated depreciation                              (150,627)
                                                          ------------
     Total Property and Equipment                              880,475
                                                          ------------
OTHER ASSETS

 Patents (Note 1)                                               24,822
 Deposits                                                        4,414
 Goodwill (Note 1)                                           1,694,111
                                                          ------------
     Total Other Assets                                      1,723,347
                                                          ------------

TOTAL ASSETS                                              $  3,576,454
                                                          ============

The accompanying notes are an integral part of these consolidated financial statements.
PAGE

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                    Consolidated Balance Sheet (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                                            June 30,
                                                              1997
                                                          ------------

CURRENT LIABILITIES

 Accounts payable                                         $     69,077
 Accounts payable - related parties (Note 3)                   150,000
 Accrued expenses                                               16,032
 Line of credit (Note 6)                                        55,380
                                                          ------------
     Total Current Liabilities                                 290,489
                                                          ------------

TOTAL LIABILITIES                                              290,489
                                                          ------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY

 Preferred stock: 5,000,000 shares authorized
  of $0.001 par value, 0 shares issued and outstanding            -
 Common stock: 25,000,000 shares authorized
  Of $0.001 par value, 4,561,748 shares issued
  and outstanding                                                4,562
 Additional paid-in capital                                  5,582,811
 Stock subscription receivable (Note 2)                        (50,000)
 Currency translation adjustment                                 2,984
 Deficit accumulated during the development stage           (2,254,392)
                                                          ------------
     Total Stockholders' Equity                              3,285,965
                                                          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  3,576,454
                                                          ============

The accompanying notes are an integral part of these consolidated financial statements.
PAGE

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                     Consolidated Statements of Operations

        From

    Inception on

    January 30,
For the Years Ended       1995 Through
                                                                June
30,              June 30,
                                                          1997
1996           1997
------------   ------------    ------------
NET SALES                                            $     69,518   $
-       $     69,518
                                                     ------------
------------    ------------

COST OF SALES                                              47,882
-             47,882
                                                     ------------
------------    ------------
EXPENSES
 Consulting                                               292,414
43,261         484,792
 Payroll and payroll taxes                                521,773
222,757         774,347
 Depreciation and amortization                            189,563
37,994         228,862
 Bad debt expense                                          21,112
-             21,112
 Selling, general and administrative                      457,439
246,418         772,758
                                                     ------------
------------    ------------

    Total Expenses                                      1,482,301
550,430       2,281,871
                                                     ------------
------------    ------------
INCOME (LOSS) BEFORE OTHER INCOME EXPENSES             (1,460,665)
(550,430)     (2,260,235)
                                                     ------------
------------    ------------
OTHER INCOME (EXPENSES)
 Other income                                              56,096
-             56,096
 Interest income                                           17,649
8,161          29,421
 Interest expense                                         (19,090)
(53,821)        (76,012)
 Loss on disposition of assets                             (3,662)
-             (3,662)
                                                     ------------
------------    ------------
                                                           50,993
(45,660)          5,843
                                                     ------------
------------    ------------
NET (LOSS)                                           $ (1,409,672)  $
(596,090)   $ (2,254,392)
                                                     ============
============    ============

NET (LOSS) PER SHARE                                 $      (0.33)  $
(0.16)
                                                     ============
============

WEIGHTED AVERAGE SHARES OUTSTANDING                     4,246,888
3,840,642
                                                     ============
============



The accompanying notes are an integral part of these consolidated financial statements.

PAGE

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
               Consolidated Statements of Stockholders' Equity


         Deficit

        Accumulated
                                                 Additional  Currency
Stock       During the
                              Common Stock        Paid-in   Translation
Subscription   Development
                            Shares      Amount    Capital    Adjustment
Receivable       Stage
                          ----------  ---------  ---------  -----------
------------  -------------

BALANCE, January 30, 1995
 (Inception)                    -     $    -     $     -     $     -
$       -     $       -

Common stock issued for
 cash during February
 1995 at $0.001 per share  2,510,000      2,510        -
-             -             -

Common stock issued for
 services rendered in
 February 1995 at $0.10
 per share                   300,000        300      29,700
-             -             -

Common stock issued for
 services rendered during
 April 1995 at $1.00 per
 share                       100,000        100      99,900
-             -             -

Common stock issued for
 notes receivable valued
 at $1.00 per share          170,000        170     169,830        -
(170,000)         -

Repayment of stock
 subscriptions receivable
 with cash or services
 rendered                       -          -           -           -
76,100          -

Common stock issued for
 cash at $1.00 per share     720,000        720     719,280
-             -             -

Stock offering costs            -          -        (78,271)
-             -             -

Net loss for the period
 ended June 30, 1995            -          -           -
-             -         (248,630)
                          ----------  ---------  ----------  ----------
------------  ------------
Balance, June 30, 1995     3,800,000      3,800     940,439        -
(93,900)     (248,630)

Common stock issued for
 cash at $6.00 per share      40,642         41     243,811
-             -             -

Stock offering costs            -          -         (1,600)
-             -             -

Repayment of stock
 subscriptions receivable
 by providing services          -          -           -
-            8,900          -

Net loss for the year
 ended June 30, 1996            -          -           -
-             -         (596,090)
                          ----------  ---------  ---------- -----------
------------  ------------
Balance, June 30, 1996     3,840,642  $   3,841  $1,182,650 $      -     $
(85,000) $   (844,720)
                          ----------  ---------  ---------- -----------
------------  ------------


The accompanying notes are an integral part of these consolidated financial statements.
PAGE

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)


         Deficit

        Accumulated
                                                 Additional  Currency
Stock       During the
                              Common Stock        Paid-in   Translation
Subscription   Development
                            Shares      Amount    Capital    Adjustment
Receivable       Stage
                          ----------  ---------  ---------  -----------
------------  -------------

Balance, June 30, 1996     3,840,642  $   3,841  $1,182,650 $      -     $
(85,000) $   (844,720)

Cancellation of common
 stock                       (34,977)       (35)   (209,827)
-             -             -

Common stock issued for
 cash at $6.00 per share
 pursuant to public
 offering                    344,083        344   2,064,154
-             -             -

Stock offering costs            -          -       (307,509)
-             -             -

Common stock issued in lieu
 of debt at $6.00 per share
 during November 1996         27,000         27     161,973
-             -             -

Common stock issued for
 cash at $6.00 per share
 during January 1997         155,000        155     929,845
-             -             -

Common stock issued to
 acquire UTI Chemicals
 (Europe) Limited at $7.75
 per share                   200,000        200   1,549,800
-             -             -

Common stock issued for
 services rendered at
 $6.125 per share during
 February 1997                15,000         15      91,860
-             -             -

Common stock issued for
 services rendered at
 $7.99 per share during
 June 1997                    15,000         15     119,865
-             -             -

Repayment of stock
 subscriptions receivable
 by providing services          -          -           -           -
40,000          -

Interest accrual on stock
 subscription receivable        -          -           -           -
(5,000)         -

Currency translation
 adjustment                     -          -           -
2,984          -             -

Net loss for the year
 ended June 30, 1997            -          -           -
-             -       (1,409,672)
                          ----------  ---------  ----------  ----------
------------  ------------
Balance, June 30, 1997     4,561,748  $   4,562  $5,582,811  $    2,984  $
(50,000) $ (2,254,392)
                          ==========  =========  ==========  ==========
============  ============


The accompanying notes are an integral part of these consolidated financial statements.
PAGE

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                     Consolidated Statements of Cash Flows

        From

    Inception on

    January 30,
                                                         For the Years
Ended        1995 Through
                                                                June
30,              June 30,
                                                          1997
1996
1997
------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)                                           $ (1,409,672)  $
(596,090)   $ (2,254,392)
 Adjustments to Reconcile Net (Loss) to
  Net Cash (Used) by Operating Activities:
    Depreciation and amortization                         189,563
37,994         228,862
    Loss on disposition of assets                           3,662
-              3,662
    Common stock issued for services                      211,755
-            340,755
    Services provided in lieu of cash payment
     on subscriptions receivable                           40,000
8,900          75,000
    Common stock issued in lieu of debt                   162,000
-            162,000
  Changes in Assets and Liabilities:
     (Increase) decrease in accounts receivable           (43,399)
(18,348)        (66,166)
     (Increase) decrease in inventory                    (172,419)
(131,285)       (303,704)
     (Increase) decrease in prepaid expenses              (58,413)
(4,794)        (91,320)
     (Increase) decrease in other assets                  192,921
107,455          93,693
     Increase (decrease) in accounts payable and
      accrued expenses                                   (129,401)
72,443         (25,891)
                                                     ------------
------------    ------------
  Net Cash (Used) by Operating Activities              (1,013,403)
(523,725)     (1,837,501)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of equipment                                   (469,392)
(140,505)       (992,048)
 Purchase of investments                                 (400,000)
-           (400,000)
                                                     ------------
------------    ------------
  Net Cash (Used) in Investing Activities            $   (869,392)  $
(140,505)   $ (1,392,048)
                                                     ------------
------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.
PAGE

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
              Consolidated Statements of Cash Flows (Continued)

        From

    Inception on

    January 30,
                                                         For the Years
Ended        1995 Through
                                                                June
30,              June 30,
                                                          1997
1996           1997
  ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from notes payable                         $       -      $
463,000    $    852,838
 Payment made on notes payable                           (244,458)
(104,000)       (536,458)
 Common stock issued for cash                           2,624,235
216,968       3,414,618
                                                     ------------
------------    ------------
     Net Cash Provided by Financing Activities          2,379,777
575,968       3,730,998
                                                     ------------
------------    ------------

NET INCREASE (DECREASE) IN CASH                           496,982
(88,262)        501,449

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                                    4,467
92,729            -
                                                     ------------
------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR             $    501,449   $
4,467    $    501,449
                                                     ============
============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

  CASH PAID FOR:
     Interest                                        $     19,090   $
26,654    $     47,572
     Income taxes                                    $       -      $
-       $       -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for services rendered           $    211,755   $
-       $    340,755
 Common stock issued in lieu of debt                 $    162,000   $
-       $    162,000
 Common stock issued for acquisition of subsidiary   $  1,550,000   $
-       $  1,550,000


In April 1995, the Company issued 170,000 shares of common stock at $1.00 per share in exchange for notes receivable. During the period ended June 30, 1995, services were provided valued at $26,100, which were offset against the notes receivable. During the years ended June 30, 1997 and 1996, an additional $40,000 and $8,900, respectively, of services were provided, which were offset against the notes receivable.

The accompanying notes are an integral part of these consolidated financial statements.
PAGE

                       AMERICAN TIRE CORPORATION AND SUBSIDIARY
                            (A DEVELOPMENT STAGE COMPANY)
                    Notes to the Consolidated Financial Statements
                                  June 30, 1997

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The consolidated financial statements include those of American Tire Corporation (ATC) and its wholly-owned subsidiary, UTI Chemicals (Europe) Limited (UTI). Collectively, they are referred to herein as "the Company".

ATC was incorporated under the laws of the State of Nevada on January 30, 1995. The Company organized to take advantage of existing proprietary and non-proprietary technology available for the manufacturing of specialty tires. ATC has had limited operations since its organization and is a "development stage" company. The Company intends to engage in the manufacturing, marketing, distribution, and sale of airless specialty tires and tire-wheel assemblies and currently is manufacturing airless tires in limited quantities at its manufacturing facility located in Ravenna, Ohio.

On February 28, 1997, ATC purchased UTI for $1,950,000 by issuing 200,000 shares of its common stock plus $400,000 in cash in exchange for 100% of the issued and outstanding stock of UTI. The purchase of UTI resulted in the creation of goodwill of $1,694,111 at June 30, 1997.

UTI Chemicals (Europe) Limited (UTI) was incorporated under the laws of England and Wales on October 8, 1990 for the purpose of promoting and developing products within the chemical industry. Since 1990, UTI has been a distributor of urethane bicycle, wheelchair and other specialty tires in the United Kingdom and Europe. UTI distributes urethane tires under the registered trade name "Urathon" in approximately 540 retail outlets in England, Scotland and Wales. UTI also sells product in France, Denmark, Austria, the Netherlands and Germany through independent distributors.

b.  Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year end.

c.  Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

d.  Net (Loss) Per Share

The computations of net (loss) per share of common stock are based on the weighted average number of shares outstanding.

PAGE

                     AMERICAN TIRE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                  Notes to the Consolidated Financial Statements
                                 June 30, 1997

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

e.  Principles of Consolidation

The June 30, 1997 consolidated financial statements include those of American Tire Corporation and its wholly-owned subsidiary, UTI Chemicals (Europe) Limited. All significant intercompany accounts and transactions have been eliminated.

For the Company's foreign subsidiary (UTI), the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year. The resultant cumulative translation adjustments to the assets and liabilities are recorded as a separate component of stockholders' equity. Exchange adjustments resulting from foreign currency transactions are included in the determination of net income (loss). Such amounts are immaterial for all years presented.

In accordance with Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows," cash flows from the Company's foreign subsidiary are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balance sheets.

f.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires managements to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

g.  Provision for Taxes

As of June 30, 1997, the Company has net operating loss carry forwards of approximately $2,250,000 which will expire in 2012. No tax benefit has been reported in the consolidated financial statements because the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

h.  Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market. The inventory consists of finished goods produced in the Company's plant and products purchased for resale.

PAGE

                      AMERICAN TIRE CORPORATION AND SUBSIDIARY
                           (A Development Stage Company)
                   Notes to the Consolidated Financial Statements
                                   June 30, 1997

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

i.  Property and Equipment

Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives as follows:

                  Building and improvements     40 years
                  Equipment and vehicles        5 to 7 years
                  Furniture and fixtures        7 years

Depreciation expenses for the years ended June 30, 1997 and 1996 was $68,555 and $37,994, respectively.

j.  Revenue Recognition

Revenue is recognized upon shipment of goods to the customer.

k.  Concentrations of Risk

Foreign Currency Translation
----------------------------

Since UTI is a foreign company whose financial statements must be translated into U.S. Dollars to conform with the requirements of the Securities and Exchange Commission, major changes in the currency exchange rate between Pound Sterling and U.S. Dollars may have a significant impact on operations of the Company. Although the Company does not anticipate the currency exchange rate to be significantly different over the 12 months, no such assurances can be given.

Accounts Receivable
-------------------

Credit losses, if any, have been provided for in the consolidated financial statements and are based on managements' expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual, or significant risks in the normal course of its business.

l.  Goodwill

Goodwill consists of the excess of the purchase price of fair value of net assets of the purchased subsidiary and is amortized on the straight-line method over a 5 year period.

The Company periodically reviews goodwill for impairment by comparing undiscount ed projected income over the remaining amortization period to the unamortized balance of goodwill. No impairments have been recorded. Amortization expense on the goodwill for the year ended June 30, 1997 was $121,008.

                      AMERICAN TIRE CORPORATION AND SUBSIDIARY
                           (A Development Stage Company)
                   Notes to the Consolidated Financial Statements
                                   June 30, 1997

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

m.  Patents

Patents and related technology have been capitalized at June 30, 1997. The patents are still pending, thus, no amortization of the costs has been recorded for the year ended June 30,1997.

NOTE 2- STOCK SUBSCRIPTION RECEIVABLE

In April 1995, the Company entered into subscription agreements for three of its officers to acquire an aggregate of 170,000 shares of common stock at a purchase price of $1.00 per share, in exchange for promissory notes bearing interest at 8% per annum, principal and interest payable in April, 1998. The officers provided accounting and consulting services valued at $26,100 which have been charged to operations during the period ended June 30, 1995, and offset against the amount owed under the promissory notes. The promissory notes were amended to become due no later than six months form the close of the Company's initial public offering.

During the year ended June 30, 1996, an officer provided $8,900 of accounting services, which was offset against the amounts owed under the promissory note, and another officer paid $50,000 toward his note receivable. During the year ended June 30, 1997, additional services were provided valued at $40,000 which were offset against the amount owed under the promissory note. At June 30, 1997, $50,000 was owed under these notes including $5,000 of accrued interest, which has been presented as a reduction of stockholders' equity.

NOTE 3- RELATED PARTY TRANSACTIONS

In August 1995, the Company entered into employment agreements with two of its officers. These agreements are for 36 months at a monthly compensation of $10,000 each. At June 30, 1997, $100,000 was owed to the two officers for unpaid wages. In addition, $50,000 was due to another officer at June 30, 1997 for services rendered to the Company from February 1, 1997 to June 30, 1997.

In October 1995, the Company entered into a Technology License Agreement with a related party providing for a royalty of $0.25 to be paid for each tire sold by the Company utilizing the "airless tire technology" as defined by the agreement.

As of June 30, 1997, $2,237 was owed to the Company by certain employees and related entities.

NOTE 4- COMMITMENTS AND CONTINGENCIES

On January 31, 1997, the Company entered into a management agreement with a corporation to manage the day-to-day operations of UTI, the Company's wholly-owned subsidiary. The Company issued 15,000 shares of its common stock as full consideration for the management services. The agreement expires on January 31, 1998.

PAGE

                     AMERICAN TIRE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                  Notes to the Consolidated Financial Statements
                                  June 30, 1997

NOTE 4- COMMITMENTS AND CONTINGENCIES (Continued)

On June 5, 1995, the Company entered into a Technology License Agreement with a related party. The agreement provides the Company the exclusive license to use, sell and license the technology for manufacturing a wheel-tire assembly known as the "Dynamic Steerable Spring." The agreement specified that a royalty of either $1 per unit sold directly by the Company or eight percent of any royalty the Company should receive from any third party licensee to be paid quarterly. The agreement was superceded subsequent to June 30, 1997 (Note 9).

NOTE 5- STOCK TRANSACTIONS

Pursuant to a recission offer and agreement, the Company repurchased and canceled 34,977 shares of its outstanding common stock at $6.00 per share during the year ended June 30, 1997.

During the year ended June 30, 1997, the Company completed a public offering of 344,083 shares of common stock at $6.00 per share for total proceeds of $2,064,498. The Company also completed a private placement during February 1997 of 155,000 shares at $6.00 per share for total proceeds of $930,000.

During the year ended June 30, 1997, the Company issued 27,000 shares of common stock valued at $162,000 in lieu of outstanding debt. The Company also issued 15,000 shares of common stock valued at $119,880 pursuant to a management agreement (Note 4) and 15,000 shares for services rendered valued at $91,875 (Note 8).

NOTE 6 - LINE OF CREDIT

The Company has a line of credit with a bank with a maximum of $41,605. The loan is secured and accrues interest at a variable rate of approximately 12% per annum. The balance outstanding on the line of credit at June 30, 1997 was $55,380.

NOTE 7- GOING CONCERN

     The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $2,254,392 at June 30, 1997 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional selling avenues through the development and sales of its patented tires and to rely upon additional equity financing if required to sustain operations.
PAGE

                       AMERICAN TIRE CORPORATION AND SUBSIDIARY
                            (A Development Stage Company)
                    Notes to the Consolidated Financial Statements
                                    June 30, 1997

NOTE 8- STOCK OPTIONS OUTSTANDING

     The Company's Board of Directors has authorized a Non-Qualified Stock Option Plan that allows for the Company to issue options to purchase up to 35,000 shares of the Company's common stock that may be issued to consultants or others that provide professional services to the Company. The stock options have been valued at fair market value according to FAS 123, "Accounting for Stock-Based Compensation.") Stock option activity for the year ended June 30, 1997 consisted of the following:

                                 Number of         Weighted Average
                                 Shares            Price per Share
                                 ---------         ----------------
Outstanding at June 30, 1996          -            $  -
Granted during the year             35,000           3.80
Exercised during the year          (15,000)         (1.73)
                                 ---------         ------
Outstanding at June 30, 1997        20,000         $ 2.07
                                 =========         ======

The 20,000 stock options outstanding at June 30, 1997 are summarized as follows:

Date               Number of     Exercise    Expiration
Issued             Options       Price       Date
------             ---------     --------    ----------
May 31, 1997       14,500        $2.00       May 31, 1999
June 9, 1997        5,500        $2.25       June 9, 1999

NOTE 9- SUBSEQUENT EVENTS

     Subsequent to June 30,1997, the following events occurred.

     1. The Company entered into an Agreement of Settlement and Mutual Release on August 19, 1997 with two former officers and an other employee of the Company. As part of the settlement agreements, the Company has agreed to pay a total of $360,000 for accrued wages and the purchase and cancellation of 1,270,000 shares of the Company's outstanding common stock. $160,000 was paid on the date of the agreement and the remaining $200,000 is to be paid in twenty equal consecutive monthly payments.

     2. On August 19, 1997, in connection with the Agreement of Settlement and Mutual Release, the Company entered into a new Technology License Agreement relating to the "Dynamic Steerable Spring" with a former officer of the Company to replace the original agreement (Note 4). The terms of the Agreement were amended to reduce the royalty payment from $1.00 per unit sold to $0.50 per unit sold. In addition, the Technology License Agreement relating to the "non-pneumatic tire technology" was amended to reduce the royalty payment from $0.25 per unit sold to $0.125 per unit sold. All royalty payments are to be paid quarterly.
PAGE

                       AMERICAN TIRE CORPORATION AND SUBSIDIARY
                            (A Development Stage Company)
                    Notes to the Consolidated Financial Statements
                                    June 30, 1997

     3. The Company entered into a Development Agreement on September 30, 1997, whereby an unrelated company shall provide the tire technology relating to shape and tread pattern and performance evaluation personnel and the Company shall provide the Urethane technology and personnel. If the result of the testing is positive and the parties hereto are interested in the joint commercialization of urethane tires, then the parties shall enter into a separate agreement covering said commercialization.


NOTE 9 - SUBSEQUENT EVENTS (Continued)

     4. 5,500 common stock options were exercised on August 1, 1997 at $2.25 per share.

     5. The stock subscription receivable of $50,000 was received by the Company during August 1997.