Form 10QSB/A
period 1997-09-30
AMERICAN TIRE CORP
filed 1998-01-13
CIK 945828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-QSB/A


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

2

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

3

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

4
                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
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

5
                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)

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


The accompanying notes are an integral part of these consolidated financial statements.

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

11
                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)
           Notes to the Unaudited Consolidated Financial Statements
                     September 30, 1997 and June 30, 1997

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

12
                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)
           Notes to the Unaudited Consolidated Financial Statements
                      September 30, 1997 and June 30, 1997

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

13

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN TIRE CORPORATION
                                         [Registrant]



Dated: January 13, 1998                  /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Principal Accounting Officer