Form 10KSB/A
period 1997-06-30
AMERICAN TIRE CORP
filed 1998-01-14
CIK 945828

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

                                        AMERICAN TIRE CORPORATION



Date: January 14, 1998                 By /S/Richard A. Steinke, C.E.O. and
                                        Director (Principal Executive Officer)

                         INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
AMERICAN TIRE CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
BOULDER CITY, NEVADA

We have audited the accompanying consoldated balance sheet of American Tire Corporation and Subsidiary (A Development Stage Company) as of June 30, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of UTI Chemicals (Europe) Limited, a wholly-owned subsidiary, which statements reflect total assets of $384,184 as of June 30, 1997 and total revenues of $55,012 for the four months then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for UTI Chemicals (Europe) Limited, is based solely on the report of the other auditors.

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