Form 10QSB
period 1997-12-31
AMERICAN TIRE CORP
filed 1998-02-18
CIK 945828

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-94318-C
                       -------------


AMERICAN TIRE CORPORATION
            ------------------------------------------------------
(Exact name of registrant as specified in its charter)

             NEVADA                                           87-0535207
-------------------------------                          ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

1643 Nevada Highway, Boulder City, Nevada                        89005
-----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

(702) 293-1930
             ---------------------------------------------------
(Registrant's telephone number, including area code)

NOT APPLICABLE
---------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 3,337,248 shares of common stock, par value $0.001, as of December 31, 1997.

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


     The unaudited balance sheet of the Company as of December 31, 1997; the related audited balance sheet of the Company as of June 30, 1997; the related unaudited statements of operations and cash flows for the three and six month periods ended December 31, 1997 and 1996 and from January 30, 1995 (inception) through December 31, 1997; and the unaudited statement of shareholders' equity for the period from January 30, 1995 (inception) through December 31, 1997 are attached hereto and incorporated herein by this reference

     Operating results for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results that can be expected for the Company's fiscal year ending June 30, 1998.

PAGE

FINANCIAL STATEMENTS

                      AMERICAN TIRE CORPORATION AND SUBSIDIARY
                           (A Development Stage Company)

                            CONSOLIDATED BALANCE SHEETS
ASSETS
                                                  DECEMBER 31,
                                                     1997           JUNE 30,
                                                  (Unaudited)         1997
                                                 ------------     ------------
Current Assets:
   Cash and cash equivalents                     $    186,437     $   501,449
   Accounts receivable                                 92,147          73,922
   Accounts receivable - related party                     99           2,237
   Inventory                                          291,149         303,704
   Prepaid expenses                                   154,642          91,320
                                                   ----------      ----------
          Total Current Assets                        724,474         972,632
                                                   ----------      ----------
Property and Equipment
   Land                                                59,000          59,000
   Building and improvements                          301,197         278,501
   Equipment and vehicles                             747,579         660,793
   Furniture and fixtures                              33,236          32,808
      Less: accumulated depreciation                 (219,183)       (150,627)
                                                   ----------      ----------
                                                      921,829         880,475
                                                   ----------      ----------

Other Assets:
   Patents                                             46,921          24,822
   Deposits                                               854           4,414
   Goodwill and technology                          1,512,599       1,694,111
                                                   ----------      ----------
          Total Other Assets                        1,560,374       1,723,347
                                                   ----------      ----------
TOTAL ASSETS                                       $3,206,677      $3,576,454
                                                   ==========      ==========











The accompanying notes are an integral part of these consolidated financial statements.
PAGE

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                   CONSOLIDATED BALANCE SHEETS (Continued)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  DECEMBER 31,
                                                     1997           JUNE 30,
                                                  (Unaudited)         1997
                                                  ------------    ------------
Current Liabilities:
   Accounts payable                              $    293,319     $    69,077
   Accounts payable - related parties                  81,332         150,000
   Accrued expenses                                     1,858          16,032
   Line of credit                                     107,335          55,380
   Notes payable                                      400,000            -
                                                   ----------      ----------
          Total current liabilities                   883,844         290,489
                                                   ----------      ----------
TOTAL LIABILITIES                                     883,844         290,489

Stockholder Equity:
   Preferred stock, par value $0.001,
    5,000,000 shares authorized, 0 shares
    issued and outstanding                             -               -
   Common stock, par value $0.001, 25,000,000
    shares authorized, 3,337,248 and 4,561,748
    shares issued and outstanding, respectively         3,337           4,562
   Additional paid-in capital                       5,529,661       5,582,811

   Stock subscription receivable                         -            (50,000)

  Currency transactions adjustment                     19,614           2,984

  Deficit accumulated during the development stage (3,229,779)     (2,254,392)
                                                   ----------      ----------

          Total stockholders' equity                2,322,833       3,285,965
                                                   ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $3,206,677      $3,576,454
                                                   ==========      ==========



The accompanying notes are an integral part of these consolidated financial statements.

PAGE

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                   For the        For the
                                                Three Months   Three Months
                                                    Ended          Ended
                                                December 31,   December 31,
                                                     1997           1996
                                                ------------   ------------
NET SALES                                       $    115,101   $       -

COST OF SALES                                         76,863           -
                                                ------------   ------------
GROSS PROFIT                                          38,238           -
                                                ------------   ------------
EXPENSES
 Consulting                                           29,970           -
 Payroll and payroll taxes                           189,295         43,814
 Depreciation and amortization                       131,201         12,623
 Bad debt expense                                       -              -
 Selling, general and administrative                 161,731        188,311
                                                ------------   ------------

    Total Expenses                                   512,197        244,748
                                                ------------   ------------
INCOME BEFORE OTHER INCOME (EXPENSES)               (473,959)      (244,748)
                                                ------------   ------------
OTHER INCOME (EXPENSES)
 Other income                                           -              -
 Interest income                                         774          5,763
 Interest expense                                    (51,908)          (424)
 Loss on disposition of assets                        (2,898)          -
                                                ------------   ------------
TOTAL OTHER INCOME (EXPENSES)                        (54,032)         5,339

                                                ------------   ------------
NET LOSS                                        $   (527,991)  $   (239,409)
                                                ============   ============

NET LOSS PER SHARE                              $      (0.16)  $      (0.05)
                                                ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES                  3,323,081      4,176,748
                                                ============   ============




The accompanying notes are an integral part of these consolidated financial statements.

PAGE

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)
                                                                     From
                                     For the        For the      Inception on
                                    Six Months     Six Months     January
30,                                          Ended          Ended       1995
Through
                                   December 31,   December 31,    December 31,
                                       1997           1996
1997                                          ------------   ------------
------------
NET SALES                         $    221,159   $       -       $    290,677

COST OF SALES                          162,202           -            210,084
                                  ------------   ------------    ------------
GROSS PROFIT                            58,957           -             80,593
                                  ------------   ------------    ------------
EXPENSES
 Consulting                             68,040           -            552,832
 Payroll and payroll taxes             361,916        110,317       1,136,263
 Depreciation and amortization         252,654         23,493         481,516
 Bad debt expense                         -              -             21,112
 Selling, general and
  administrative                       296,154        237,234       1,068,912
                                  ------------   ------------    ------------
    Total Expenses                     978,764        371,044       3,260,635
                                  ------------   ------------    ------------
INCOME BEFORE OTHER INCOME
 (EXPENSES)                           (919,807)      (371,044)     (3,180,042)
                                  ------------   ------------    ------------
OTHER INCOME (EXPENSES)
 Other income                              442           -             56,538
 Interest income                         2,971          7,480          32,392
 Interest expense                      (56,095)       (23,169)       (132,107)
 Loss on disposition of assets          (2,898)          -             (6,560)
                                  ------------   ------------    ------------
TOTAL OTHER INCOME (EXPENSES)          (55,580)       (15,689)        (49,737)
                                  ------------   ------------    ------------
LOSS                              $   (975,387)  $   (386,733)   $ (3,229,779)
                                  ============   ============    ============
NET LOSS PER SHARE                $      (0.27)  $      (0.09)
                                  ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES    3,667,486      4,118,480
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


The accompanying notes are an integral part of these consolidated financial statements.
PAGE

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)


         Deficit

        Accumulated
                                                 Additional  Currency
Stock       During the
                              Common Stock        Paid-in   Translation
Subscription   Development
                            Shares      Amount    Capital    Adjustment
Receivable       Stage
                          ----------  ---------  ---------  -----------
------------  -------------

Balance, June 30, 1996     3,840,642  $   3,841  $1,182,650 $      -     $
85,000  $   (844,720)

Cancellation of common
 stock                       (34,977)       (35)   (209,827)
-             -             -

Common stock issued for
 cash at $6.00 per share
 pursuant to public
 offering                    344,083        344   2,064,154
-             -             -

Stock offering costs            -          -       (307,509)
-             -             -

Common stock issued in lieu
 of debt at $6.00 per share
 during November 1996         27,000         27     161,973
-             -             -

Common stock issued for
 cash at $6.00 per share
 during January 1997         155,000        155     929,845
-             -             -

Common stock issued to
 acquire UTI Chemicals
 (Europe) Limited at $7.75
 per share                   200,000        200   1,549,800
-             -             -

Common stock issued for
 services rendered at
 $6.125 per share during
 February 1997                15,000         15      91,860
-             -             -

Common stock issued for
 services rendered at
 $7.99 per share during
 June 1997                    15,000         15     119,865
-             -             -

Repayment of stock
 subscriptions receivable
 by providing services          -          -           -           -
(40,000)         -

Interest accrual on stock
 subscription receivable        -          -           -
-            5,000          -

Currency translation
 adjustment                     -          -           -
2,984          -             -

Net loss for the year
 ended June 30, 1997            -          -           -
-             -       (1,409,672)
                          ----------  ---------  ----------  ----------
------------  ------------
Balance, June 30, 1997     4,561,748  $   4,562  $5,582,811  $    2,984  $
50,000  $ (2,254,392)
                          ----------  ---------  ----------  ----------
------------  ------------

The accompanying notes are an integral part of these consolidated financial statements.
PAGE

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)


         Deficit

        Accumulated
                                                 Additional  Currency
Stock       During the
                              Common Stock        Paid-in   Translation
Subscription   Development
                            Shares      Amount    Capital    Adjustment
Receivable       Stage
                          ----------  ---------  ---------  -----------
------------  -------------
Balance, June 30, 1997     4,561,748  $   4,562  $5,582,811  $    2,984  $
50,000  $ (2,254,392)

Common Stock issued in
  July 1997 for services
  rendered by exercising
  stock option issued at
  $2.50 per share              5,500          5      13,745
-             -             -

Cancellation of
  common stock            (1,270,000)    (1,270)   (228,730)
-             -             -

Repayment of stock
  subscription
  receivable
  with cash                     -          -           -           -
(50,000)         -

Common Stock issued for
  Prepaid Interest on
  Additional Borrowing        40,000         40     161,835
-             -             -

Currency translation
  adjustment (unaudited)        -          -           -
16,630          -             -

Net loss for the period
  ended December 31, 1997
  (unaudited)                   -          -           -
-             -         (975,387)
                          ----------  ---------   ---------   ---------
------------  -----------
Balance at
  December 31, 1997
  (Unaudited)             3,337,248   $   3,337  $5,529,661   $  19,614
$      -      $(3,229,779)
                          =========   =========  ==========   =========
============  ===========


The accompanying notes are an integral part of these consolidated financial statements.

PAGE

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                              FOR THE THREE    FOR THE THREE
                                              MONTHS ENDED     MONTHS ENDED
                                              DECEMBER 31,     DECEMBER 31,
                                                  1997             1996
                                              -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                     $    (527,991)   $   (239,409)
Adjustments to reconcile net (loss) to
 Net cash (Used) by operating activities:
  Depreciation and amortization                     131,201          12,623
  Currency Translation                               11,229            -
  Bad debt expense                                     -               -
  Loss on disposition of assets                       2,898            -
  Common stock issued for services                     -               -
  Services provided in lieu of cash payment
   on subscriptions receivable                         -               -
  Common stock issued in lieu of debt                  -               -
  Common stock issued for prepaid interest          161,875            -
 Changes in Assets and Liabilities:
  (Increase) decrease in accounts receivable         28,341              65
  (Increase) decrease in inventory                   (1,801)           -
  (Increase) decrease in prepaid expenses           (96,513)         (6,454)
  (Increase) decrease in other assets               (16,776)         (1,893)
  Increase (decrease) in accounts payable and
   accrued expenses                                  22,834          25,751
  Increase (decrease) in accounts payable
   related parties                                   30,024          30,000
                                              -------------    ------------
     Net cash (Used) by operating activities       (254,679)       (179,317)
                                              -------------    ------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
 Purchase of property, plant and equipment          (83,323)       (148,681)
 Purchase of investments                               -               -
                                              -------------    ------------
     Net cash (Used) in Investing activities  $     (83,323)   $   (148,681)
                                              -------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.
PAGE

                    AMERICAN TIRE CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (Unaudited)

                                              FOR THE THREE    FOR THE THREE
                                              MONTHS ENDED     MONTHS ENDED
                                              DECEMBER 31,     DECEMBER 31,
                                                  1997             1996
                                              -------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock subscription receivable  $        -       $    300,012
 Repurchase of common stock                            -               -
 Payment of stock offering costs                       -           (101,025)
 Borrowing on line of credit                         44,176            -
 Proceeds from notes payable                        400,000            -
 Payments made on notes payable                        -               -
 Common stock issued for cash                          -               -
                                              -------------    ------------
     Net cash provided (used) by
      Financing activities                          444,176         198,987
                                              -------------    ------------
NET INCREASE (DECREASE) IN CASH                     106,174        (129,011)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                           80,263         763,348
                                              -------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $     186,437    $    634,227
                                              =============    ============

CASH PAID FOR:
 Interest                                     $         704    $        424
 Income Taxes                                 $        -       $       -

NON-CASH FINANCING ACTIVITIES
 Common stock issued for services rendered    $        -       $       -
 Common stock issued in lieu of debt          $        -       $       -
 Common stock issued for acquisition of
  subsidiary                                  $        -       $       -



The accompanying notes are an integral part of these consolidated financial statements.



PAGE

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                                FROM
                                    FOR THE       FOR THE       INCEPTION ON
                                    SIX MONTHS    SIX MONTHS    JANUARY 30,
                                    ENDED         ENDED         1995 THROUGH
                                    DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                       1997          1996           1997
                                    ------------  ------------  ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                           $   (975,387) $   (386,733) $ (3,229,779)
Adjustments to reconcile net (loss)
 to net cash (Used) by operating
 activities:
  Depreciation and amortization          252,654        23,493       481,516
  Currency Translation                    16,630          -           19,614
  Bad debt expense                          -             -           21,112
  Loss on disposition of assets            2,898          -            6,560
  Common stock issued for services        13,750          -          355,505
  Services provided in lieu of cash
   payment on subscriptions
   receivable                               -             -           75,000
  Common stock issued in lieu of debt       -             -          162,000
  Common stock issued for prepaid
   interest                              161,875          -          161,875
 Changes in Assets and Liabilities:
  (Increase) decrease in accounts
   receivable                            (16,087)       (3,803)      (92,246)
  (Increase) decrease in inventory        12,555          -         (291,149)
  (Increase) decrease in prepaid
   expenses)                             (63,322)       (3,671)     (154,642)
  (Increase) decrease in other assets    (18,539)       (4,152)      (47,775)
  Increase (decrease) in accounts
   payable and accrued expenses          210,068       (60,879)      295,177
  Increase (decrease) in accounts
   payable related parties               (68,668)       30,000        81,332
                                    ------------  ------------  ------------
     Net cash (Used) by Operating
      Activities                        (471,573)     (405,745)   (2,155,900)
                                    ------------  ------------  ------------
CASH FLOWS FROM (USED IN)
 INVESTING ACTIVITIES:
 Purchase of property, plant and
  equipment                             (115,394)     (150,782)     (998,616)
 Purchase of investments                    -             -         (400,000)
                                    ------------  ------------  ------------
     Net cash (Used) in Investing
      activities                    $   (115,394) $   (150,782) $ (1,398,616)
                                    ------------  ------------  ------------

The accompanying notes are an integral part of these consolidated financial statements.
PAGE

                    AMERICAN TIRE CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (Unaudited)
                                                                FROM
                                    FOR THE       FOR THE       INCEPTION ON
                                    SIX MONTHS    SIX MONTHS    JANUARY 30,
                                    ENDED         ENDED         1995 THROUGH
                                    DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                       1997          1996          1997
                                    ------------  ------------  ------------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Proceeds from stock subscription
  receivable                        $     50,000  $       -     $    100,000
 Repurchase of common stock             (230,000)     (209,862)     (439,862)
 Payment of stock offering costs            -         (127,201)     (387,380)
 Borrowing on line of credit              51,955      (299,838)      107,335
 Proceeds from notes payable             400,000       110,000     1,362,838
 Payments made on notes payable             -         (317,000)     (962,838)
 Common stock issued for cash               -        2,030,298     3,960,860
                                    ------------  ------------  ------------
     Net cash provided (used) by
      Financing activities               271,955     1,186,397     3,740,953
                                    ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH         (315,012)      629,870       186,437

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                     501,449         4,467          -
                                    ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                          $    186,437  $    634,337  $    186,437
                                    ============  ============  ============
CASH PAID FOR:
 Interest                           $       4,891 $     23,169  $     91,608
 Income Taxes                       $        -    $       -     $       -

NON-CASH FINANCING ACTIVITIES
 Common stock issued for services
  rendered                          $      13,750 $       -     $    354,505
 Common stock issued in
  lieu of debt                      $        -    $       -     $    162,000
 Common stock issued for
  acquisition of subsidiary         $        -    $       -     $  1,550,000



The accompanying notes are an integral part of these consolidated financial statements.



PAGE

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)
           Notes to the Unaudited Consolidated Financial Statements
                     December 31, 1997 and June 30, 1997

NOTE l- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 audited financial statements. The results of operations for the periods ended December 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2- RELATED PARTY TRANSACTION

On August 19, 1997 the Company entered into Agreements of Settlement and Mutual Release with two former officers and another employee of the Company. The Company agreed to pay a total of $317,525 and 1,270,000 shares of the Company's outstanding common stock were returned for cancellation. An aggregate of $117,525 was paid to the parties on the date the agreements were executed and the remaining $200,000 is being paid in twenty consecutive monthly payments. At December 31, 1997 the remaining balance is $160,000.

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
                    ========         ======      ========

The $ 161,875 cost of this additional financing is being amortized over the terms above. (See Note 5- SUBSEQUENT EVENTS.)

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)
           Notes to the Unaudited Consolidated Financial Statements
                      December 31, 1997 and June 30, 1997

NOTE 4- STOCK OPTIONS OUTSTANDING

The Company's Board of Directors has authorized a Non-Qualified Stock Option Plan that allows for the Company to issue options to purchase up to 35,000 shares of the Company's common stock that may be issued to consultants or others that provide professional services to the Company. The stock options have been valued at fair market value according to FAS 123, "Accounting for Stock-Based Compensation.") Stock option activity for the quarter ended December 31, 1997 consisted of the following:

          Number of     Weighted Average
          Shares     Price per Share
          ---------     ----------------
Outstanding at September 30, 1997            14,500                   $ 2.00
Granted during the quarter                     -                         -
Exercised during the quarter                   -                         -
                                          ---------          ----------------
Outstanding at December 31, 1997             14,500                   $ 2.00

The 14,500 stock options outstanding at September 30, 1997 are summarized as follows:

       Date                 Number of     Exercise     Expiration
       Issued               Options       Price        Date
       ------------------   ------------- -----------  ------------------
       May 31, 1997         14,500        $2.00        May 31, 1999

NOTE 5- SUBSEQUENT EVENTS

The Company has received additional funds for use in its operations upon
issuing  promissory notes with a maturity date of six months.   Interest is
prepaid by issuing 5,000 shares of the Company's restricted common stock for each $50,000 amount borrowed. The principal amount of the Note is payable on the maturity date, subject to prepayment as set forth in the note. At the election of the Company, it may satisfy the entire obligation for the payment of the principal by issuance and delivery of one or more shares of Common Stock of the Company at the rate of one share of Common Stock for every $1.00 of outstanding principal amount of the Note. The following data summarizes amounts received after December 31, 1997 (See Note 3- STOCK TRANSACTIONS):

                    Face           Number of      Value of
Date                Amount         Shares Issued  Prepaid      Maturity
Issued              Of Notes       For Interest   Interest     Date
------              --------       -------------  --------     --------
January 2, 1998     $125,000         12,500       $39,063      July 2, 1998
January 5, 1998      100,000         10,000        30,000      July 5, 1998
January 6, 1998       50,000          5,000        13,438      July 6, 1998
January 7, 1998       50,000          5,000        13,750      July 7, 1998
January 8, 1998       25,000          2,500         7,031      July 8, 1998
January 12, 1998      75,000          7,500        20,625      July 12, 1998
January 21, 1998      75,000          7,500        20,156      July 21, 1998
                    --------         ------       -------
Totals              $500,000         50,000      $144,063
                    ========         ======      ========

The $144,063 cost of this additional financing will be amortized over the terms above.

        16     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company is engaged in the development and manufacturing of "flat-free" bicycle and other specialty tires which compete with the traditional pneumatic tires (i.e., tires with an inner tube or tubeless tires inflated with air).

     For purposes of this report, a comparison of the Company's operations for the interim period ended December 31, 1997 with the comparable interim period in the preceding year would not be helpful to the reader's understanding of the Company's operations in that the Company had nominal operations during the three months following and prior to the completion of its initial public offering in October 1996.

     The Company is in the development stage and has had an operating loss since inception of $(3,229,779). Substantial portions of the operating loss incurred by the Company since inception can be attributed to consulting, $552,832; payroll $1,136,263; and general and administrative expenses, $1,068,912, associated development of the Company's technology and bringing the "flat-free" tire concept to market. The Company has initiated commercial production and sales of its products with net sales of $115,101 and $221,159 during the three and six month periods ended December 31, 1997, as opposed to no sales during the corresponding periods during 1996. A majority of the sales during this reporting period were attributed to the operations of UTI-UK. UTI-UK is a wholly owned subsidiary of the Company and is a distributor of low density foam bicycle, wheelchair and other specialty tires in the United Kingdom and Europe. UTI-UK distributes flat-free tires under the trade name "Urathon TM" in approximately 540 Michelin Tire Company owned ATS stores in England, Scotland and Wales. UTI also sells products in France, Denmark, Austria, the Netherlands and Germany through independent representatives and distributors.

     During the three months ended December 31, 1997, the Company had a net loss from operations of $(527,991) or approximately $(0.16) per share. The Company is currently operating at a loss of approximately $(140,000) per month and expects operating expenses to continue at such rate until such time as the Company begins to receive substantial revenues from the sale of its products. At December 31, 1997, the Company had current assets of $724,474, consisting mainly of cash $186,437; receivables $92,147; inventory $291,149, and prepaid expenses $154,642, as opposed to current liabilities of $883,844, resulting in a working capital deficit of $159,370. The Company has limited internal financial resources and the report of the Company's auditor for the Company's fiscal year end at June 30, 1997, contained a going concern modification as to the ability of the Company to continue.

     During October 1997, the Company borrowed $50,000 from a banking institution for working capital and equipment purchases. The loan has terms of interest at prime plus 3/4%. The Company's collateral gives the banking institution is a first lien position in accounts receivable, inventory and equipment, and a first mortgage on the Company's real estate.

     During October 1997, the Company authorized the issuance of a series of promissory notes for the purpose of raising up to $1,000,000 for use in its operations (the "Notes"). The Notes have a maturity date of six months from the date of issue and interest on the Notes is to be prepaid by the Company issuing 5,000 shares of its restricted common stock for each $50,000 amount borrowed. At December 31, 1997, the Company had issued $400,000 in such Notes and has issued an additional $500,000 in such notes through January 31, 1998.

     The principal amount of the Notes is payable on the maturity date, subject to prepayment as set forth in the Note. At the election of the Company, it may satisfy the entire obligation for the payment of the principal by issuance and delivery of one or more shares of Common Stock at the rate of one share of Common Stock for every $1.00 of outstanding principal amount of the Note. (See "ITEM 1. Notes to the Unaudited Consolidated Financial
Statements, Notes 3 and 5.")      Until the Company begins to receive
substantial proceeds from the sale of its products to meet operational needs, the Company will be relying on the proceeds from the issuance of the Notes or other debt or equity financing that may be available to meet operating requirements for the fiscal year ending June 30, 1998. There is no assurance that the Company will be able to continue to issue any additional Notes under this financing arrangement. The Company will continue to pursue alternative debt and/or equity financing to meet its working capital requirements after June 30, 1998, or until such time as working capital needs can be met through the sale of the Company's products.

     The Company's production equipment consists of several "centrifugal molding machines" and other related specialized manufacturing equipment to produce low density foam, flat-free tires. The Company has utilized substantial portions of its working capital to purchase molding machines and related production equipment and at December 31, 1997, the Company had $921,829 in property and equipment (net of accumulated depreciation). The Company is currently utilizing proceeds from the Notes to acquire additional pouring equipment for producing shell elastomer flat-free tires and to complete a sufficient quantity of production molds to produce those tires.
The Company is producting low density foam bicycle tires (26" x 1.95" and 26" x 1.75") at its Ravenna, Ohio facility; and expects to be producing shell elastomer bicycle tires (20" x 1.95") during February 1998. In addition, the Company is producing a low density foam tire for the front deck of riding lawn mowers and has developed for testing a shell elastomer rear tire which the Company expects to be producing in commercial quantities during the Spring of 1998.

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

                                         AMERICAN TIRE CORPORATION
                                         [Registrant]



Dated: February 17, 1998                  /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Principal Accounting Officer