Form 10QSB
period 1998-03-31
AMERICAN TIRE CORP
filed 1998-05-26
CIK 945828

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 3,397,248 shares of common stock, par value $0.001, as of March 31, 1998.

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


     The unaudited balance sheet of the Company as of March 31, 1998; the related audited balance sheet of the Company as of June 30, 1997; the related unaudited statements of operations and cash flows for the three and nine month periods ended March 31, 1998 and 1997 and from January 30, 1995 (inception) through March 31, 1998; and the unaudited statement of shareholders' equity for the period from January 30, 1995 (inception) through March 31, 1998 are attached hereto and incorporated herein by this reference

     Operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that can be expected for the Company's fiscal year ending June 30, 1998.

PAGE

FINANCIAL STATEMENTS

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)

                         CONSOLIDATED BALANCE SHEETS
ASSETS
                                                   MARCH 31,
                                                     1998           JUNE 30,
                                                  (Unaudited)         1997
                                                 ------------     ------------
Current Assets:
   Cash and cash equivalents                     $    298,547     $   501,449
   Accounts receivable                                102,083          73,922
   Accounts receivable - related party                   -              2,237
   Inventory                                          283,268         303,704
   Prepaid expenses                                   164,169          91,320
                                                   ----------      ----------
          Total Current Assets                        848,067         972,632
                                                   ----------      ----------
Property and Equipment
   Land                                                59,000          59,000
   Building and improvements                          301,528         278,501
   Equipment and vehicles                             871,542         660,793
   Furniture and fixtures                              33,775          32,808
      Less: accumulated depreciation                 (260,219)       (150,627)
                                                   ----------      ----------
                                                    1,005,626         880,475
                                                   ----------      ----------

Other Assets:
   Patents                                             46,921          24,822
   Deposits                                               854           4,414
   Goodwill and technology                          1,422,228       1,694,111
                                                   ----------      ----------
          Total Other Assets                        1,470,003       1,723,347
                                                   ----------      ----------
TOTAL ASSETS                                       $3,323,696      $3,576,454
                                                   ==========      ==========











The accompanying notes are an integral part of these consolidated financial statements.PAGE

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                   CONSOLIDATED BALANCE SHEETS (Continued)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   MARCH 31,
                                                     1998           JUNE 30,
                                                  (Unaudited)         1997
                                                  ------------    ------------
Current Liabilities:
   Accounts payable                              $    205,217     $    69,077
   Accounts payable - related parties                 165,688         150,000
   Accrued expenses                                      -             16,032
   Line of credit                                      95,199          55,380
   Notes payable                                    1,025,000            -
                                                   ----------      ----------
          Total current liabilities                 1,491,104         290,489
                                                   ----------      ----------
TOTAL LIABILITIES                                   1,491,104         290,489

Stockholder Equity:
   Preferred stock, par value $0.001,
    5,000,000 shares authorized, 0 shares
    issued and outstanding                             -               -
   Common stock, par value $0.001, 25,000,000
    shares authorized, 3,397,248 and 4,561,748
    shares issued and outstanding, respectively         3,397           4,562
   Additional paid-in capital                       5,703,491       5,582,811

   Stock subscription receivable                         -            (50,000)

  Currency transactions adjustment                     19,923           2,984

  Deficit accumulated during the development stage (3,894,219)     (2,254,392)
                                                   ----------      ----------

          Total stockholders' equity                1,832,592       3,285,965
                                                   ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $3,323,696      $3,576,454
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

PAGE

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                   For the        For the
                                                Three Months   Three Months
                                                    Ended          Ended
                                                  March 31,      March 31,
                                                     1998           1997
                                                ------------   ------------
NET SALES                                       $     93,686   $     25,637

COST OF SALES                                         59,552          8,439
                                                ------------   ------------
GROSS PROFIT                                          34,134         17,198
                                                ------------   ------------
EXPENSES
 Consulting                                           19,980        140,690
 Payroll and payroll taxes                           201,877        233,936
 Depreciation and amortization                       131,422         14,015
 Bad debt expense                                       -              -
 Selling, general and administrative                 186,233         31,789
                                                ------------   ------------

    Total Expenses                                   539,512        420,430
                                                ------------   ------------
INCOME BEFORE OTHER INCOME (EXPENSES)               (505,378)      (403,232)
                                                ------------   ------------
OTHER INCOME (EXPENSES)
 Other income                                           -              -
 Interest income                                       2,205          6,012
 Interest expense                                   (161,267)        (1,339)
 Loss on disposition of assets                          -              -
                                                ------------   ------------
TOTAL OTHER INCOME (EXPENSES)                       (159,062)         4,673

                                                ------------   ------------
NET LOSS                                        $   (664,440)  $   (398,559)
                                                ============   ============

NET LOSS PER SHARE                              $      (0.20)  $      (0.09)
                                                ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES                  3,394,415      4,423,415
                                                ============   ============




The accompanying notes are an integral part of these consolidated financial statements.

PAGE

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)
                                                                     From
                                     For the        For the      Inception on
                                   Nine Months    Nine Months     January
30,                                          Ended          Ended       1995
Through
                                    March 31,      March  31,      March 31,
                                       1998           1997
1998                                          ------------   ------------
------------
NET SALES                         $    314,845   $     25,637    $    384,363

COST OF SALES                          221,754          8,439         269,636
                                  ------------   ------------    ------------
GROSS PROFIT                            93,091         17,198         114,727
                                  ------------   ------------    ------------
EXPENSES
 Consulting                             88,020        140,690         572,812
 Payroll and payroll taxes             563,793        344,253       1,338,140
 Depreciation and amortization         384,076         37,508         612,938
 Bad debt expense                         -              -             21,112
 Selling, general and
  administrative                       482,387        269,022       1,255,145
                                  ------------   ------------    ------------
    Total Expenses                   1,518,276        791,473       3,800,147
                                  ------------   ------------    ------------
INCOME BEFORE OTHER INCOME
 (EXPENSES)                         (1,425,185)      (774,275)     (3,685,420)
                                  ------------   ------------    ------------
OTHER INCOME (EXPENSES)
 Other income                              442           -             56,538
 Interest income                         5,176         13,492          34,597
 Interest expense                     (217,362)       (24,508)       (293,374)
 Loss on disposition of assets          (2,898)          -             (6,560)
                                  ------------   ------------    ------------
TOTAL OTHER INCOME (EXPENSES)         (214,642)       (11,016)       (208,799)
                                  ------------   ------------    ------------
LOSS                              $ (1,639,827)  $   (785,291)   $ (3,894,219)
                                  ============   ============    ============
NET LOSS PER SHARE                $      (0.43)  $      (0.19)
                                  ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES    3,798,326      4,175,731
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

The accompanying notes are an integral part of these consolidated financial statements.
PAGE

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)


         Deficit

        Accumulated
                                                 Additional  Currency
Stock       During the
                              Common Stock        Paid-in   Translation
Subscription   Development
                            Shares      Amount    Capital    Adjustment
Receivable       Stage
                          ----------  ---------  ---------  -----------
------------  -------------
Balance, June 30, 1997     4,561,748  $   4,562  $5,582,811  $    2,984  $
50,000  $ (2,254,392)

Common Stock issued in
  July 1997 for services
  rendered by exercising
  stock option issued at
  $2.50 per share              5,500          5      13,745
-             -             -

Cancellation of
  common stock            (1,270,000)    (1,270)   (228,730)
-             -             -

Repayment of stock
  subscription
  receivable
  with cash                     -          -           -           -
(50,000)         -

Common Stock issued for
  Prepaid Interest on
  Additional Borrowing       100,000        100     335,665
-             -             -

Currency translation
  adjustment (unaudited)        -          -           -
16,939          -             -

Net loss for the period
  ended December 31, 1997
  (unaudited)                   -          -           -
-             -       (1,639,827)
                          ----------  ---------   ---------   ---------
------------  -----------
Balance at
  March 31, 1998
  (Unaudited)             3,397,248   $   3,397  $5,703,491   $  19,923
$      -      $(3,894,219)
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

PAGE

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                              FOR THE THREE    FOR THE THREE
                                              MONTHS ENDED     MONTHS ENDED
                                                MARCH 31,        MARCH 31,
                                                  1998             1997
                                              -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                     $    (664,440)   $   (398,559)
Adjustments to reconcile net (loss) to
 Net cash (Used) by operating activities:
  Depreciation and amortization                     131,422          14,015
  Bad debt expense                                     -               -
  Loss on disposition of assets                        -               -
  Common stock issued for services                     -             91,875
  Services provided in lieu of cash payment
   on subscriptions receivable                         -               -
  Common stock issued in lieu of debt                  -               -
  Common stock issued for prepaid interest          173,890            -
 Changes in Assets and Liabilities:
  (Increase) decrease in accounts receivable         (9,837)        (45,966)
  (Increase) decrease in inventory                    7,881        (149,956)
  (Increase) decrease in prepaid expenses            (9,527)         68,211
  (Increase) decrease in other assets                  -               -
  Increase (decrease) in accounts payable and
   accrued expenses                                 (89,960)         30,723
  Increase (decrease) in accounts payable
   related parties                                   84,356            -
                                              -------------    ------------
     Net cash (Used) by operating activities       (376,125)       (389,657)
                                              -------------    ------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
 Purchase of property, plant and equipment         (124,848)        (62,343)
 Purchase of investments                               -           (400,000)
                                              -------------    ------------
     Net cash (Used) in Investing activities  $    (124,848)   $   (462,343)
                                              -------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.
PAGE

                    AMERICAN TIRE CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (Unaudited)

                                              FOR THE THREE    FOR THE THREE
                                              MONTHS ENDED     MONTHS ENDED
                                                MARCH 31,        MARCH 31,
                                                  1998             1997
                                              -------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock subscription receivable  $        -       $       -
 Repurchase of common stock                            -               -
 Payment of stock offering costs                       -               -
 Borrowing on line of credit                         12,864            -
 Proceeds from notes payable                        600,000            -
 Payments made on notes payable                        -            930,000
 Common stock issued for cash                          -             15,544
                                              -------------    ------------
     Net cash provided (used) by
      Financing activities                          612,864         945,544
                                              -------------    ------------
NET INCREASE (DECREASE) IN CASH                     111,801          93,544

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                          186,437         634,337

FOREIGN CURRENCY EXCHANGE                               309            -
                                              -------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $     298,547    $    727,881
                                              =============    ============

CASH PAID FOR:
 Interest                                     $       1,028    $       -
 Income Taxes                                 $        -       $       -

NON-CASH FINANCING ACTIVITIES
 Common stock issued for services rendered    $        -       $       -
 Common stock issued in lieu of debt          $        -       $       -
 Common stock issued for acquisition of
  subsidiary                                  $        -       $       -



The accompanying notes are an integral part of these consolidated financial statements.



PAGE

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                                FROM
                                    FOR THE       FOR THE       INCEPTION ON
                                    NINE MONTHS   NINE MONTHS   JANUARY 30,
                                    ENDED         ENDED         1995 THROUGH
                                    MARCH 31,     MARCH 31,     MARCH 31,
                                       1998          1997           1998
                                    ------------  ------------  ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                           $ (1,639,827) $   (785,291) $ (3,894,219)
Adjustments to reconcile net (loss)
 to net cash (Used) by operating
 activities:
  Depreciation and amortization          384,076        37,508       612,938
  Bad debt expense                          -             -           21,112
  Loss on disposition of assets            2,898          -            6,560
  Common stock issued for services        13,750        91,875       355,505
  Services provided in lieu of cash
   payment on subscriptions
   receivable                               -             -           75,000
  Common stock issued in lieu of debt       -             -          162,000
  Common stock issued for prepaid
   interest                              335,765          -          335,765
 Changes in Assets and Liabilities:
  (Increase) decrease in accounts
   receivable                            (25,924)      (53,197)     (102,083)
  (Increase) decrease in inventory        20,436      (149,956)     (283,268)
  (Increase) decrease in prepaid
   expenses)                             (72,849)       63,815      (164,169)
  (Increase) decrease in other assets    (18,539)         -          (47,775)
  Increase (decrease) in accounts
   payable and accrued expenses          120,108       (30,156)      205,217
  Increase (decrease) in accounts
   payable related parties                15,688          -          165,688
                                    ------------  ------------  ------------
     Net cash (Used) by Operating
      Activities                        (864,418)    (825,402)   (2,551,729)
                                    ------------  ------------  ------------
CASH FLOWS FROM (USED IN)
 INVESTING ACTIVITIES:
 Purchase of property, plant and
  equipment                             (240,242)     (213,125)   (1,123,464)
 Purchase of investments                    -         (400,000)     (400,000)
                                    ------------  ------------  ------------
     Net cash (Used) in Investing
      activities                    $   (240,242) $   (613,125) $ (1,523,464)
                                    ------------  ------------  ------------

The accompanying notes are an integral part of these consolidated financial statements.
PAGE

                    AMERICAN TIRE CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (Unaudited)
                                                                FROM
                                    FOR THE       FOR THE       INCEPTION ON
                                    NINE MONTHS   NINE MONTHS   JANUARY 30,
                                    ENDED         ENDED         1995 THROUGH
                                    MARCH 31,     MARCH 31,     MARCH 31,
                                       1998          1997          1998
                                    ------------  ------------  ------------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Proceeds from stock subscription
  receivable                        $     50,000  $       -     $    100,000
 Repurchase of common stock             (230,000)     (209,862)     (439,862)
 Payment of stock offering costs            -         (127,201)     (387,380)
 Borrowing on line of credit              64,819          -          120,199
 Proceeds from notes payable           1,000,000      (461,294)    1,962,838
 Common stock issued for cash               -        2,960,298     3,960,860
 Payments made on notes payable             -             -         (962,838)
                                    ------------  ------------  ------------
     Net cash provided (used) by
      Financing activities               884,819     2,161,941     4,353,817
                                    ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH         (219,841)      723,414       278,624

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                     501,449         4,467          -

FOREIGN CURRENCY EXCHANGE                 16,939          -           19,923
                                    ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                          $    298,547  $    727,881  $    298,547
                                    ============  ============  ============
CASH PAID FOR:
 Interest                           $       5,919 $      4,891  $     92,636
 Income Taxes                       $        -    $       -     $       -

NON-CASH FINANCING ACTIVITIES
 Common stock issued for services
  rendered                          $      13,750 $       -     $    354,505
 Common stock issued in
  lieu of debt                      $        -    $       -     $    162,000
 Common stock issued for
  acquisition of subsidiary         $        -    $       -     $  1,550,000



The accompanying notes are an integral part of these consolidated financial statements.



PAGE

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)
           Notes to the Unaudited Consolidated Financial Statements
                       March 31, 1998 and June 30, 1997

NOTE l- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 audited financial statements. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2- RELATED PARTY TRANSACTION

On August 19, 1997 the Company entered into Agreements of Settlement and Mutual Release with two former officers and another employee of the Company. The Company agreed to pay a total of $317,525 and 1,270,000 shares of the Company's outstanding common stock were returned for cancellation. An aggregate of $117,525 was paid to the parties on the date the agreements were executed and the remaining $200,000 is being paid in twenty consecutive monthly payments. At March 31, 1998 the remaining balance is $120,000.

NOTE 3- STOCK TRANSACTIONS

Pursuant to the Agreements of Settlement and Mutual Release, the Company canceled 1,270,000 shares of its outstanding common stock during the quarter ended September 30, 1997.

NOTE 4- STOCK OPTIONS OUTSTANDING

The Company's Board of Directors has authorized a Non-Qualified Stock Option Plan that allows for the Company to issue options to purchase up to 35,000 shares of the Company's common stock that may be issued to consultants or others that provide professional services to the Company. The stock options have been valued at fair market value according to FAS 123, "Accounting for Stock-Based Compensation.") Stock option activity for the period consisted of the following:

          Number of     Weighted Average
          Shares     Price per Share
          ---------     ----------------
Outstanding at June 30, 1997                 20,000                   $ 2.07
Granted during the quarter                     -                         -
Exercised during the quarter                 (5,500)
2.50
                                          ---------          ----------------
Outstanding at March 31, 1998                14,500                   $ 2.00

PAGE

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)
           Notes to the Unaudited Consolidated Financial Statements
                      March 31, 1998 and June 30, 1997

NOTE 4- STOCK OPTIONS OUTSTANDING (Continued)

The 14,500 stock options outstanding at March 31, 1998 are summarized as follows:

       Date                 Number of     Exercise     Expiration
       Issued               Options       Price        Date
       ------------------   ------------- -----------  ------------------
       May 31, 1997         14,500        $2.00        May 31, 1999


NOTE 5- SHORT-TERM DEBT FINANCING

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

                    Face           Number of      Value of
Date                Amount         Shares Issued  Prepaid      Maturity
Issued              Of Notes       For Interest   Interest     Date
------              --------       -------------  --------     --------
October 27, 1997  $  150,000         15,000       $61,875      April 27, 1998
November 4, 1997      50,000          5,000        21,250      May 4, 1998
November 24, 1997     50,000          5,000        20,625      May 24, 1998
November 25, 1997    100,000         10,000        38,750      May 25, 1998
December 1, 1997      50,000          5,000        19,375      June 1, 1998
January 2, 1998      125,000         12,500       $39,063      July 2, 1998
January 5, 1998      100,000         10,000        30,000      July 5, 1998
January 6, 1998       50,000          5,000        13,438      July 6, 1998
January 7, 1998       50,000          5,000        13,750      July 7, 1998
January 8, 1998       25,000          2,500         7,031      July 8, 1998
January 12, 1998      75,000          7,500        20,625      July 12, 1998
January 21, 1998      75,000          7,500        20,156      July 21, 1998
February 4, 1998      25,000          2,500         6,391      August 4, 1998
March 4, 1998         25,000          2,500         9,687      Sept. 4, 1998
                  ----------        -------      --------
Totals            $1,000,000        100,000      $335,765
                  ==========        =======      ========

The $335,765 cost of this additional financing will be amortized over the terms above.




PAGE

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)
           Notes to the Unaudited Consolidated Financial Statements
                      March 31, 1998 and June 30, 1997

NOTE 6- SUBSEQUENT EVENTS

At the election of the Company, set forth in the table below is a list of certain notes maturing subsequent to March 31, 1998 that have been satisfied by the issuance and delivery of one share of the Company's restricted common stock for every $1.00 of outstanding principal amount of the note.

Date                  Maturity             Note             Shares
Issued                Date                 Principal        Issued
------                --------             ---------        ------

October 27, 1997      April 27, 1998       $150,000         150,000
November 4, 1997      May 4, 1998            50,000          50,000
                                           --------         -------
Totals                                     $200,000         200,000
                                           ========         =======

The Company has received additional funds for use in its operations upon issuing promissory notes with a six month maturity date. Interest is prepaid by issuing 5,000 shares of the Company's restricted common stock for each $50,000 amount borrowed. The principal amount of the Note is payable on the maturity date, subject to prepayment as set forth in the Note. At the election of the Company, it may satisfy the entire obligation for the payment of the principal by issuance and delivery of one or more shares of restricted common stock of the Company at a rate of one share of common stock for every $1.00 of outstanding principal amount of the Note. The following summarizes the amounts received subsequent to March 31, 1998.

                    Face           Number of      Value of
Date                Amount         Shares Issued  Prepaid      Maturity
Issued              Of Notes       For Interest   Interest     Date
------              --------       -------------  --------     --------
May 8, 1998       $   50,000          5,000      $ 12,188      Nov. 8, 1998
May 19, 1998          50,000          5,000        11,250      Nov. 19, 1998
                  ----------        -------      --------
Totals            $1,000,000        100,000      $ 23,438
                  ==========        =======      ========
PAGE

             ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company is engaged in the development and manufacturing of "flat-free" bicycle and other specialty tires which compete with the traditional pneumatic tires (i.e., tires with an inner tube or tubeless tires inflated with air).

     The Company is in the development stage and has had an operating loss since inception of $(3,894,219). The Company has been in the pre-production stage and during this the period ended March 31, 1998 commenced commercial sales of its products with net sales of $93,686 during the three month period ended March 31, 1998, as opposed to net sales of $ 25,637 during the three month period ended March 31, 1997. A majority of the sales during the reporting period were attributed to the operations of its wholly owned subsidiary Urethon Limited (formerly known as UTI-UK). Urethon Limited is a wholly owned subsidiary of the Company and is a distributor of low density foam bicycle, wheelchair and other specialty tires in the United Kingdom and Europe. Urethon Limited distributes flat-free tires under the trade name "Urathon TM" in approximately 540 Michelin Tire Company owned ATS stores in England, Scotland and Wales. Urethon Limited also sells products in France, Denmark, Austria, the Netherlands and Germany through independent representatives and distributors.

     During the three months ended March 31, 1998, the Company had a net loss from operations of $(664,440) or approximately $(0.20) per share. The Company is currently operating at a loss of approximately $(125,000) per month and expects operating expenses to continue at such rate until such time as the Company's marketing efforts develop increased revenues from the sale of its products. At March 31, 1998, the Company had current assets of $848,067, and current liabilities of $1,491,1044, resulting in working capital deficit of $643,037. The Company has limited working capital and limited internal financial resources and the report of the Company's auditor for the Company's fiscal year end at June 30, 1997, contained a going concern modification as to the ability of the Company to continue.

     During October 1997, the Company borrowed $50,000 from a banking institution for working capital and equipment purchases. The loan has terms of interest at prime plus 3/4%. The Company's collateral gives the banking institution a first lien position in accounts receivable, inventory and equipment, and a first mortgage on the Company's real estate. During October 1997, the Company authorized the issuance of a series of promissory notes for the purpose of raising up to $1,000,000 for use in its operations (the "Notes"). The Notes have a maturity date of six months from the date of issue and interest on the Notes is to be prepaid by the Company issuing 5,000 shares of its restricted common stock for each $50,000 amount borrowed. At March 31, 1998, the Company had issued $1,000,000 in such Notes. The principal amount of the Notes is payable on the maturity date, subject to prepayment as set forth in the Note. At the election of the Company, it may satisfy the entire obligation for the payment of the principal by issuance and delivery of one or more shares of Common Stock at the rate of one share of Common Stock for every $1.00 of outstanding principal amount of the Note. Subsequent to March 31, 1998, the Company authorized the issuance of an additional $500,000 of such Notes. (See ITEM 1. FINANCIAL STATEMENTS: Notes to the Unaudited Consolidated Financial Statements, Note 5 and Note 6.)PAGE

     The Company's production equipment consists of several "centrifugal molding machines" and other related specialized manufacturing equipment to produce low density foam and shell elastomer polyurethane, flat-free tires. The Company has utilized substantial portions of its working capital to purchase molding machines and related production equipment and at March 31, 1998, the Company had $1,005,626 in property and equipment (net of accumulated depreciation). The Company is currently utilizing proceeds from the Notes to acquire additional pouring equipment for producing shell elastomer flat-free tires and to complete a sufficient quantity of production molds to produce those tires. The Company is producing low density foam bicycle tires (26" x 1.95" and 26" x 1.75") at its Ravenna, Ohio facility; and had expected to be producing shell elastomer bicycle tires (20" x 1.95") during February 1998. However, limited working capital and shipping delays have caused expected production dates for shell elastomer bicycles tires to be moved into June 1998. The Company is producing a low density foam tire for the front deck of riding lawn mowers and has developed for testing a shell elastomer rear tire which the Company expects to be producing in commercial quantities during the Summer 1998, in lieu of Spring 1998.

     Until the Company begins to receive substantial proceeds from the sale of its products to meet operational needs, the Company will be relying on the proceeds from the issuance of the Notes or other debt or equity financing that may be available to meet operating requirements for the balance of the fiscal year ending June 30, 1998. However, there can be no assurance that additional Notes will be sold or that any additional debt or equity financing will be obtained by the Company or that if such financing is obtained, that it will be sufficient to sustain the Company's operational requirements.

     Because of the Company's limited financial resources, the Company does not anticipate expending any substantial sums for new research and development during the balance of the fiscal year ending June 30, 1998. However, the Company will continue to utilize its engineering and testing resources to develop additional technology relating to "flat-free" shell elastomer tires and other polyurethane product concepts, within the limited working capital resources available.

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

     None.

                            ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

EXHIBIT
  NO.           DESCRIPTION
-------         -----------
   1            Certificate of Incorporation on Change of Name (Urathon)

  27            Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

  None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN TIRE CORPORATION
                                         [Registrant]



Dated: May 22, 1998                      /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Principal Accounting Officer