Form 10KSB/A
period 1997-06-30
AMERICAN TIRE CORP
filed 1999-05-26
CIK 945828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB/A
                           Amendment No. 2
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       June 30, 1997
                                     -------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

            Commission File Number          33-94318-C
                                            ----------
                    AMERICAN TIRE CORPORATION
                    --------------------------
        (Exact name of registrant as specified in charter)

           Nevada                                 87-0535207
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

705-B Yucca Street, Boulder City, Nevada                   89005
-------------------------------------------              ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (702)  293-1930
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

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

      The Company has licensed a "flat free" tire technology and a "Dynamic Steerable Spring" (DSS) technology from Richard A. Steinke and Dennis S. Chrobak, two of the Company's officers and directors, for the purpose of utilizing the technologies to manufacture both light and medium duty "flat free" tires and tire-wheel assemblies. The Company has completed the fundamental development of the process to manufacture flat free bicycle and lawn and garden tires. The Company believes that the flat free tire technology allows it to produce and sell bicycle and lawn and garden tires that offer the same safety and ride as the traditional pneumatic tire, at competitive prices, without the associated problems resulting from a flat tire. However, the chemical and structural make up of the flat-free tire is dependent on the purpose for which the tires is to be utilized. As the duty cycle for the flat-free tire increases, changes in the chemical and structural design of the tire will be made.

     With respect to the DSS technology, additional development is necessary before tire-wheel assemblies can be produced utilizing the technology. As a result, the Company has entered into an agreement with an unrelated third party to further develop passenger car tire-wheel assemblies utilizing the DSS technology. (See "Hayes Development and License Agreement.") Because of the Company's limited financial resources, the Company does not anticipate expending any substantial sums for new research and development programs relating to high duty cycle product lines (i.e., medium, and heavy truck tires) during the fiscal year ended June 30, 1998, and the Company won't make any substantial expenditures toward such programs until the financial resources are available to justify such expenditures.

     The Company feels its strengths are in its licensed technology and its research and development capabilities. Its weaknesses are in its size and financial capabilities and in changing Original Equipment Manufacturer ("OEM") attitudes and consumer views on pneumatic tires versus the advantages of a flat-free tire. Based on this analysis of the tire industry, a two-pronged approach has been formulated by the Company's management to manufacture and market its flat-free tire concepts.

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

     Second, in industry segments where the Company feels it will not initially have the financial or manufacturing resources to compete effectively, the Company may seek an industry partner to manufacture and market tire products developed from technology either licensed by the Company or developed by the Company. With respect to products developed through joint ventures and license agreements, the Company expects to maintain a profit interest by having a royalty or other carried interest in every unit of production sold through such arrangements based on gross sales price.

      Hayes Development and License Agreement
      ---------------------------------------

     In September 1995, the Company and Hayes Wheels International ("Hayes") entered into a Development and License Agreement (the "Hayes Development and License Agreement") wherein the Company and Hayes have agreed to jointly develop for production a prototype tire-wheel assembly utilizing the DSS Technology licensed by the Company from Dennis S. Chrobak and Richard A. Steinke. The Hayes Development and License Agreement provides for Hayes to provide the steel portion of the tire-wheel assembly, as well as any equipment and tooling to produce the steel portion and the Company to provide the remaining portion, including sidewalls, cap, cap stabilizer and bonding materials, together with associated equipment and molds therefor for submission to the United States Department of Transportation ("DOT") for DOT's approval under FMVSS 129. FMVSS 129 is the applicable U.S. safety standard for non-pneumatic tires used on passenger vehicles and describes the energy cycle a non-pneumatic tire/wheel must absorb to be provided for commercial sale in the United States. The tire-wheel assembly contemplated under the Hayes Development and License Agreement differs from conventional two-piece tire-wheel assemblies in that the DSS Technology incorporates a one-piece steel spring and hoop within a urethane overlaid cap, cap stabilizer, and sidewall (i.e. unified construction). In its existing design, the Company does not anticipate that the tire-wheel assembly to be developed under the Hayes Development and License Agreement can be utilized for any purpose other than a passenger vehicle tire. The Company has received notice from the United States Office of Patents and Trademarks that the patent application relating to the DSS Technology contains allowable subject matter and the Company expects the patent to be issued in the very near future.

     The Company has received prototype wheels from Hayes, built the molds for applying the sidewall, tread and stabilizing cap, and produced 10 tires that have been delivered to an independent lab for testing. Initial test results have provided varying results based on velocity, time, and the design of the steel wheel, sidewall, tread, and stabilizing cap. To date, none of the prototypes tested have complied with FMVSS 129.

     Non-Pneumatic or "Flat-Free" Tire Technology
     --------------------------------------------

     Flat-free tire technology differs from pneumatic tires in that pneumatic tires are made from rubber and require an inner tube which is inflated with air. The Company's bicycle and lawn and garden tire products could be considered "non-pneumatic" in that they do not require inflation, however, they are multi-density in nature and consist of a series of layers of specially formulated elastomers and a closed foam construction to simulate the compliance of a pneumatic tire. The closed foam contains millions of closed cells containing air. Therefore, the Company's tires are best identified as "flat-free" in that they have no rubber inner tube and do not require inflation, but rely on the infrastructure of the tire to maintain the tires stability. The flat-free tire is mounted on the wheel rim in much the same way a pneumatic tire is mounted, with the assistance of a tire lever. The flat-free tires are approximately the same weight as pneumatic tires and tubes and ride characteristics are comparable. Apart from cleaning, the Company's bicycle tires are maintenance free and eliminate tedious puncture repair or the need for a bicycle pump. The flat-free tires are designed for use by "On/Off" road and "Highway" bicycles.

     The Company presently has completed its purchase and installation of the specialized mixing and pouring machines required to produce the flat free bicycle tires and now has a limited number of bicycle and lawn tires available for shipment in quantities based on existing orders. At June 30, 1997, the Company had the capacity to produce approximately 1,500,000 tires per year, but has only sold approximately 10,000 flat free bicycle and lawn and garden tires for total sales revenue of $69,518, at an average sales price of approximately $7.00 per tire. The Company does not produce and distribute any products other than its flat-free bicycle and lawn and garden tires.

     At present, the Company's primary marketing strategy has been to introduce the flat-free tires through sales to OEMs, tire distributors and direct advertising to consumers through television commercials. Although the Company is investigating other markets, the Company has targeted three main segments of the tire market:

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

     (3) Direct Advertising. In April 1995, the Company entered into a television commercial agreement with American Independent Network of Ft. Worth, Texas ("AIN"), to air a commercial (the "Commercial") produced by the Company for a one year period beginning as soon as airless bicycle tires are available for shipment. AIN covers approximately 150 stations, in 75 markets, covering 34,668,949 households. AIN will air the Commercial at times selected by it and the Company at time slots between 6:00 AM and 12:00 Midnight on an average of once an hour, with particular emphasis placed during the airing of afternoon children's programs, news reports, and sports programming. The total program will give the Company approximately 10 airings per day during the one year term. The Company has established an 800 telephone number that will allow customers to call the Company to make purchases direct from the Company utilizing a credit card. The Company has agreed to pay AIN a commission of $2.00 for each bicycle tire sold by the Company resulting from direct advertising effort. The Company has not made any substantive studies to determine the degree of market penetration it can reasonably expect to obtain from the airing of the Commercial, nor has it established an exact date to begin airing the Commercial.

Acquisition of UTI-UK
---------------------

     Effective February 28, 1997, the Company completed the acquisition of all of the capital stock of UTI Chemicals (Europe) Ltd, a United Kingdom corporation ("UTI-UK"), from Coronel Investments Limited, a Jersey corporation ("Coronel"). The acquisition was made pursuant to a Share Purchase Agreement dated January 14, 1997 (the "Agreement"), between the Company, UTI-UK and Coronel, wherein the Company agreed to acquire UTI-UK from Coronel in exchange for the payment of 200,000 shares of the Company's restricted common stock and a cash payment of $400,000.

     Since 1990 UTI-UK has been a distributor of urethane bicycle, wheelchair and other specialty tires in the United Kingdom and Europe. UTI-UK distributes urethane bicycle tires under the trade name "Urathon TM" in approximately 540 Michelin Tire Company owned ATS stores in England, Scotland and Wales. UTI also sells products in France, Denmark, Austria, the Netherlands and Germany through independent representatives and distributors. The Company plans to continue in each aspect the business of UTI-UK as described above, and to utilize UTI-UK to market the Company's products in the United Kingdom and Europe.


Competition
-----------

     Currently, there are three tire manufacturers that utilize a liquid phase technology manufacturing process to produce non-pneumatic tires from a low density polyurethane foam (Green Tire, Norwich, UK; Woo Tire, Waihai, China; and Krypton-India, Calcutta, India), and very limited numbers of their tires have been marketed in the United States. The technology that these companies use to manufacture their tires was originally developed by Vincent Panaroni, who has in the past provided consulting services to the Company, and the co-inventor of certain aspects of the flat-free tire technology [i.e., the method (U.S. Patent No. 4,855,096) and an apparatus (U.S. Patent No. 4,943,223) for making polyurethane products in a centrifugal molding machine].

     In addition to manufacturers of low density foam tires, the Company will be competing directly with firms that manufacture and market pneumatic bicycle tires. The Company's flat free bicycle and lawn and garden tire technology differs from other non-pneumatic bicycle and lawn and garden tire technology in (1) the formulation of the polyurethane; (2) the manner in which the polyurethane is distributed throughout the mold; and (3) the use of a simple mechanical locking system that allows the tire to stay secure on the wheel.

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

     The Company has acquired a 6-station and a 12-station carousel of centrifugal molding machines and the related pouring equipment that based on manufacturer's specifications should permit the Company to produce approximately 1,500,000 tires annually. At present, the Company has not accumulated a sufficient number of molds in the various tire sizes necessary to determine with any degree of consistency the maximum production efficiency of its production equipment. The Company estimates that it could produce about 8 to 10 million tires per year without expansion from its Ravenna facility. At that level of production, the Company would require approximately 150 employees as well as additional equipment. The Company trains its employees in the use of this specialized manufacturing equipment and process, that is utilized for other types of specialty tires as well. The Company utilizes multiple suppliers to purchase polyurethane and believes that it will be able to obtain significant quantities of polyurethane and other chemicals without significant problems or delays.

     All products produced by the Company are inspected following the manufacturing process and prior to shipment to ensure quality. Products considered by the Company's quality control personnel to be defective could be ground into pellets, which can be melted and reused in the Company's manufacturing process to make new products and reduce waste of raw materials.

Patents
-------

     Dynamic Steerable Spring

     The Company is a party to an exclusive technology license agreement (the "DSS License Agreement") with Dennis S. Chrobak and Richard A. Steinke, to develop DSS Technology. Mr. Chrobak and Mr. Steinke are the inventors of the DSS Technology for which an application for United States Letters Patent has been filed and issuance of a patent is pending. DSS Technology is a combination of a spring compressively loaded and a one piece spiral hoop load in tension. DSS Technology can be utilized in tire-wheel assemblies for many types of mobile products including spare tires, passenger car tires, and light, medium, and heavy truck tires. The term of the DSS License Agreement will be for the life of the underlying U.S. patent when issued. If however, the Company fails to market, promote, or otherwise exploit the DSS Technology so that Mr. Chrobak has not received any royalty payment by August 19, 1999, the DSS License Agreement will automatically terminate. Under the DSS Technology License Agreement, the Company has the right to sublicense others (i.e., third parties), to likewise market, promote or exploit the DSS Technology. The Company is required to pay a royalty to Mr. Chrobak of $0.50 for each unit of production manufactured and sold directly by the Company. At such time as Mr. Steinke is no longer an affiliate of the Company, Mr. Steinke would be entitled to a royalty on the same terms as Mr. Chrobak. See
"Further Research and Development" below and ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

     Non-Pneumatic Tire

     The Company is a party to an exclusive technology license agreement (the "Non-Pneumatic Tire License Agreement") with Mr. Chrobak and Mr. Steinke, to develop certain technology relating to a low density foam tire for which an application for United States Letters Patent has been filed and a patent is pending. The term of the Non-pneumatic Tire License Agreement will be for the life of the underlying U.S. patent when issued. The Company is required to pay a royalty to Mr. Chrobak of $0.125 for each bicycle tire manufactured and sold by the Company utilizing the technology. At such time as Mr. Steinke is no longer an affiliate of the Company, Mr. Steinke would be entitled to a royalty on the same terms as Mr. Chrobak.


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

     The Company has not retained intellectual property counsel to render an opinion regarding the DSS Technology and the Non-Pneumatic Tire Technology as to whether the Company is infringing on the intellectual property rights of others. However, Mr. Chrobak and Mr. Steinke utilized intellectual property counsel in preparing and filing the DSS Technology and Non-Pneumatic Tire Technology patent applications and in that regard, the Company believes the technologies are not the intellectual property rights of other or are already in the public domain. With respect to the DSS Technology, the Company believes the technology is unique in that the Company knows of no other manufacturer of airless passenger vehicle tires or tire-wheel assemblies. With respect to the Non-Pneumatic Tire Technology, the Company believes that its technology substantially differs from the existing technology currently being utilized to produce non-pneumatic tires. The Company believes that although its patents are important, such factors as product innovation, technical expertise and experience, and the confidentiality of proprietary data and trade secrets are equally as important. The Company will attempt to preserve and protect its proprietary technology principally through trade secret protection and has obtained confidentiality/nondisclosure agreements with all of its employees.

Further Research and Development
--------------------------------

     Because of the Company's limited financial resources, the Company does not anticipate expending any substantial sums for new research and development programs relating to high duty cycle product lines (i.e., medium, and heavy truck tires) during the fiscal year ended June 30, 1998, and the Company won't make any substantial expenditures toward such programs until the financial resources are available to justify such expenditures.

Trademark
---------

     Through its wholly owned subsidiary UTI-UK, the Company owns the U.S. registered trademark "Urathon" which has been utilized by UTI-UK on urethane tire products distributed in the United Kingdom and Europe.

Regulation and Environmental Compliance
---------------------------------------

     The Company knows of no particular federal or state regulations applicable to its manufacturing processes. Certain tire-wheel assemblies designed to be manufactured for use on passenger vehicles and light trucks are required to meet certain Department of Transportation, Federal Motor Vehicle Safety Standards ("FMVSS"), including FMVSS 129, which applies to non pneumatic tires for passenger cars. This standard specifies tire dimensions and laboratory tests requirements for lateral strength, endurance, and high speed performance, defines the tire load rating, and specifies labeling requirements for non-pneumatic spare tires.

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

     Beginning in June 1997, the Company maintains an executive office suite consisting of approximately 1,100 square feet located at 1643 Nevada Highway, Boulder City, Nevada, which is provided to the Company free of charge. The Company occupied approximately one half of the executive office suite on or about June 10, 1997. The fair market value for the use of the office space has been estimated by the Company to be approximately $425 per month. The facility is rented by American Environmental Corporation, a company controlled by Richard A. Steinke, an affiliate of the Company, from Micro Instrument Corp, a third-party non-affiliated entity. The Company has not accounted for the free use of the office space for its fiscal year ended June 30, 1997, because the value of the space was deemed to be immaterial. For subsequent periods the Company will pay American Environmental Corporation to occupy the office suite at $425 per month. It is the opinion of management that the Company maintains adequate insurance coverage for loss or damage to its facility under its existing insurance policy.


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

     The Company's production equipment consists of several "centrifugal molding machines" and other related specialized manufacturing equipment to produce tires. During the fiscal year ended June 30, 1997, the Company utilized $469,392 from its initial public offering to purchase additional molding machines and related production equipment.

     The Company believes that its two-pronged approach for manufacturing and marketing its technology and products will be the most cost effective means for the Company to be successful. Because the Company is in the development stage, has had an operating loss since inception of $2,254,392, has limited working capital and limited internal financial resources the report of the Company's auditor contains a going concern modification as to the ability of the Company to continue. The Company is currently operating at a loss of approximately $100,000 per month and expects operating expenses to continue at such rate until such time as the Company begins to receive substantial revenues from the sale of bicycle and lawn and garden tires.

     At June 30, 1997, the Company had commenced the sale of bicycle and lawn and garden tires in minimal quantities and had sales revenues of $69,518. In addition, $56,096 recognized by the Company as other income during the fiscal year and was derived from technical consulting services provided by UTI-UK to non-related third parties during the reporting period.

     Since its inception on January 30, 1995 to June 30, 1997, the Company has expended $2,282,871 in expenses, consisting in large part of consulting fees ($484,792), payroll and payroll taxes ($774,347) and selling, general and administrative expenses ($772,758), resulting in an operating loss of $2,254,392 since inception.

     Prior to June 30, 1997, the Company had recorded $24,822 in patent application expenses paid by the Company for the benefit of Messrs. Chrobak and Steinke as prepaid royalties against any royalties that might thereafter accrue to them as a result of the Flat Free Tire and DSS Technology Agreements. At June 30, 1997, those expenses were reclassified as patent expenses in that they related to the Company's licensed technologies and no royalties had yet accrued.

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

     Effective February 28, 1997, the Company completed the acquisition of all of the capital stock of UTI-UK, from Coronel. The Agreement between the Company, UTI-UK and Coronel, provided for Company to acquire UTI-UK from Coronel in exchange for the payment of 200,000 shares of the Company's restricted common stock and a cash payment of $400,000.


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

     Since 1990, UTI-UK has been a distributor of urethane bicycle, wheelchair and other specialty tires in the United Kingdom and Europe. UTI-UK distributes urethane bicycle tires under the trade name "Urathon TM" in approximately 540 Michelin Tire Company owned ATS stores in England, Scotland and Wales. UTI also sells products in France, Denmark, Austria, the Netherlands and Germany through independent representatives and distributors.

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

                     ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at June 30, 1997, the end of the Company's last completed fiscal year):

                                   Summary Compensation Table
                                                         Long Term Compensation
                                                         ----------------------
                     Annual Compensation                 Awards       Payouts
                                           Other        Restricted
Name and                                   Annual        Stock     Options LTIP     All other
Principal Position Year Salary    Bonus($) Compensation   Awards   /SARs   Payout  Compensation
------------------ ---- ------    -------- ------------   ------   ------- ------  ------------
Richard A. Steinke  1997 $90,000(1) -0-       -0-         -0-      -0-     -0-       -0-
C.E.O. and Chairman 1996    -0-     -0-       -0-         -0-      -0-     -0-       -0-
                    1995    -0-     -0-       -0-         -0-      -0-     -0-       -0-

Dennis S. Chrobak   1997 $90,000(2) -0-       -0-         -0-      -0-     -0-       -0-
Pres. and Director  1996    -0-     -0-       -0-         -0-      -0-     -0-       -0-
                    1995    -0-     -0-       -0-         -0-      -0-     -0-       -0-


(1) Effective May 1, 1997, Mr. Steinke requested deferral of his monthly employment compensation under his employment agreement. The amount set forth includes $20,000 of accrued compensation during under the agreement.

(2) Effective October 1, 1996, Mr. Chrobak requested deferral of his monthly employment compensation under his employment agreement. The amount set forth includes $90,000 of accrued compensation during under the agreement.


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

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of November 13, 1997, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 3,297,248 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

(5) Represent shares owned beneficially and of record by Gaye Haynie, spouse of Louis M. Haynie, and which Mr. Haynie may be deemed to have beneficial ownership of such shares.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DSS License Agreement
---------------------

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

Non-Pneumatic or "Flat-Free" Tire License Agreement
---------------------------------------------------

     On August 19, 1997, the Company entered into a revised agreement amending the terms of the October 27, 1995, flat-free tire License Agreement with AMS. The Agreement was amended to provide that the license be directly between the Company and Mr. Chrobak and Mr. Steinke. The Agreements grant the Company an exclusive license to use, sell, license, or otherwise exploit the technology worldwide in exchange for a royalty. The revision of Agreement provides for the royalty to be reduced from $0.25 to $0.125 for each bicycle tire produced and sold by the Company utilizing the technology. All royalties payable under the Agreement will be paid to Mr. Chrobak. Mr. Steinke will not receive a royalty under the agreement so long as he is affiliated with the Company. Due to the relationship of Mr. Steinke and Mr. Chrobak with the Company, the Agreement cannot be considered to have been negotiated at arm's length.

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

            ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of Jones, Jensen & Company                    23
Independent Auditors' Report of Saltz, Shamis & Goldfarb, Inc.             24
Report of Auditors to the Shareholders of UTI Chemicals (Europe) Limited   25
Consolidated Balance Sheet as of June 30, 1997                             26
Consolidated Statements of Operations for the years ended June 30, 1997
 and 1996 and from inception on January 30, 1995 through June 30, 1997     28
Consolidated Statements of Stockholders' Equity                            29
Consolidated Statements of Cash Flows for the years ended June 30, 1997
 and 1996 and from inception on January 30, 1995 through June 30, 1997     31
Notes to Consolidated Financial Statements                                 33

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
                    License Agreement                         This Filing

 27       27        Financial Data Schedule                   Amendment No. 1

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

                                        AMERICAN TIRE CORPORATION



Date: May 26, 1999                      By /S/Richard A. Steinke, C.E.O. and
                                        Director (Principal Executive Officer)

Date: May 26, 1999                      By /S/David K. Griffiths, Treasurer
                                        (Principal Accounting Officer)

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

/S/ Jones, Jensen & Company
Salt Lake City, Utah
November 8, 1997
[Except for Note 10, which is dated May 26, 1999]

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


/S/ SALTZ, SHAMIS & GOLDFARB, INC.
Akron, Ohio
October 9, 1996

UTI CHEMICALS (EUROPE) LIMITED

REPORT OF THE AUDITORS TO THE SHAREHOLDERS OF
UTI CHEMICALS (EUROPE) LIMITED

We have audited-the financial statements on pages four to thirteen which have been prepared under the historical cost convention and the accounting policies set out on page nine.

Respective responsibilities of directors and auditors
-----------------------------------------------------
As described on page two the company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

Basis of opinion
----------------
We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

Opinion
-------
In our opinion the financial statements give a true and fair view of the state of the company's affairs as at 30 June 1997 and of its loss for the period then ended and have been properly prepared in accordance with the Companies Act 1985.

/S/WISE & CO.
CHARTERED ACCOUNTANTS
REGISTERED AUDITORS
50 WEST STREET
FARNHAM
SURREY
GU9 7DX

Dated: 21st October 1997

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

k.  Concentrations of Risk

Foreign Currency Translation
----------------------------

Since UTI is a foreign company whose financial statements must be translated into U.S. Dollars to conform with the requirements of generally accepted accounting principles following SFAS 52, paragraph 4, major changes in the currency exchange rate between Pound Sterling and U.S. Dollars may have a significant impact on operations of the Company. Although the Company does not anticipate the currency exchange rate to be significantly different over the 12 months, no such assurances can be given.

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

The Company periodically reviews goodwill for impairment by comparing undiscounted projected income over the remaining amortization period to the unamortized balance of goodwill. No impairments have been recorded. Amortization expense on the goodwill for the year ended June 30, 1997 was $121,008.

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

       38              AMERICAN TIRE CORPORATION AND SUBSIDIARY
                            (A Development Stage Company)
                    Notes to the Consolidated Financial Statements
                                    June 30, 1997

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

       39           AMERICAN TIRE CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                               June 30, 1997

NOTE 9 - SUBSEQUENT EVENTS (Continued)

     4. 5,500 common stock options were exercised on August 1, 1997 at $2.25 per share.

     5. The stock subscription receivable of $50,000 was received by the Company during August 1997.

NOTE 10 - CONSOLIDATED PROFORMA STATEMENT OF OPERATIONS

The historical information contained herein has been consolidated on a proforma basis and is presented as unaudited. The purchase of assets and liabilities from UTI on February 28, 1997 are described in Note 1. The purchase has been presented in this footnote as though it was effective July 1, 1996 and July 1, 1995, respectively. All significant accounting policies for UTI are the same as the Company's as defined in Note 1.

                                    For the Year Ended June 30, 1997
                               ----------------------------------------------
                                American
                                  Tire        UTI                   Proforma
                              Corporation   Limited   Eliminations  Combined
                               ----------  ----------  ----------  ----------
                                                                   (Unaudited)

NET SALES                      $   14,506  $  242,184  $        -  $  256,690
COST OF SALES                      11,421     153,921           -     165,342
                               ----------  ----------  ----------  ----------
GROSS MARGIN                        3,085      88,263           -      91,348
                               ----------  ----------  ----------  ----------
EXPENSES
 Consulting                       292,414           -           -     292,414
 Payroll and payroll taxes        521,773      87,390           -     609,163
 Depreciation and amortization     66,268       7,282           -      73,550
 Amortization of goodwill         243,024           -           -     243,024
 Bad debt expense                  21,112      23,434           -      44,546
 Selling, general and
  administrative                  381,521     103,032           -     484,553
                               ----------  ----------  ----------  ----------
  Total Expenses                1,526,112     221,138           -   1,747,250
                               ----------  ----------  ----------  ----------
LOSS BEFORE OTHER INCOME
 (EXPENSE)                     (1,523,027)   (132,875)          -  (1,655,902)
                               ----------  ----------  ----------  ----------
OTHER INCOME (EXPENSE)

 Other income                       1,332     123,113           -     124,445
 Interest income                   17,649          35           -      17,684
 Interest expense                 (19,090)     (5,712)          -     (24,802)
 Gain (loss) on disposition
  of assets                        (3,662)          -           -      (3,662)
                               ----------  ----------  ----------  ----------
  Total Other Income
   (Expense)                       (3,771)    117,436           -     113,665
                               ----------  ----------  ----------  ----------
NET LOSS                      $(1,526,798) $  (15,439) $        - $(1,542,237)
                               ==========  ==========  ==========  ==========

       40           AMERICAN TIRE CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                               June 30, 1997

NOTE 10 - CONSOLIDATED PROFORMA STATEMENT OF OPERATIONS (Continued)

                                    For the Year Ended June 30, 1996
                               ----------------------------------------------
                                American
                                  Tire        UTI                   Proforma
                              Corporation   Limited   Eliminations  Combined
                               ----------  ----------  ----------  ----------
                                                                   (Unaudited)

NET SALES                      $        -  $  266,909  $        -  $  266,909
COST OF SALES                           -     174,117           -     174,117
                               ----------  ----------  ----------  ----------
GROSS MARGIN                            -      92,792           -      92,792
                               ----------  ----------  ----------  ----------
EXPENSES
 Consulting                        43,261           -           -      43,261
 Payroll and payroll taxes        222,757      94,857           -     317,614
 Depreciation and amortization     37,994       8,406           -      46,400
 Amortization of goodwill         234,024           -           -     243,024
 Selling, general and
  administrative                  246,418     101,283           -     347,701
                               ----------  ----------  ----------  ----------
  Total Expenses                  793,454     204,546           -     998,000
                               ----------  ----------  ----------  ----------
LOSS BEFORE OTHER INCOME
 (EXPENSE)                       (793,454)   (111,754)          -    (905,208)
                               ----------  ----------  ----------  ----------
OTHER INCOME (EXPENSE)
 Other income                           -     167,593           -     167,593
 Interest income                    8,161          70           -       8,231
 Interest expense                 (53,821)     (7,719)          -     (61,540)
 Gain (loss) on disposition
  of assets                             -          37           -          37
                               ----------  ----------  ----------  ----------
  Total Other Income
   (Expense)                      (45,660)    159,981           -     114,321
                               ----------  ----------  ----------  ----------
NET LOSS                       $ (839,114) $   48,227  $        -  $ (790,887)
                               ==========  ==========  ==========  ==========