Form 10KSB
period 1998-06-30
AMERICAN TIRE CORP
filed 1999-05-27
CIK 945828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       June 30, 1998
                                     -------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [X] (2) Yes [X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [X]

  State issuer's revenues for its most recent fiscal year:  $373,247
                                                            --------

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     Based on the average bid and asked prices of the common stock at August 7, 1998, of $2.00 share, the market value of shares held by nonaffiliates would be $4,548,500.

  As of June 30, 1998, the Registrant had 4,619,250 shares of common stock issued and outstanding.

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

                       ITEM 1. DESCRIPTION OF BUSINESS

Business in General
-------------------

     American Tire Corporation, a Nevada corporation (the "Company"), was organized on January 30, 1995, to take advantage of existing proprietary and non-proprietary technology available for the manufacturing of flat-free specialty tires. The Company is considered a "development stage" company.

     The Company has licensed a "flat free" (non-pneumatic) tire technology and a "Dynamic Steerable Spring" (DSS) technology from Richard A. Steinke (an officer, director and principal shareholder of the Company)and Dennis S. Chrobak (a former officer, director and principal shareholder of the Company), for the purpose of utilizing the technologies to manufacture "flat free" tires and tire-wheel assemblies. The Company presently has completed the fundamental development of the process to manufacture flat free bicycle and lawn and garden tires.

     The Company believes that the flat free tire technology allows it to produce bicycle and lawn and garden tires that offer the same safety and ride as the traditional pneumatic tire, at competitive prices, without the associated problems resulting from a flat tire.

     With respect to the DSS technology, additional development is necessary before tire-wheel assemblies can be produced utilizing the technology. The Company has entered into an agreement with a third party to further develop passenger car tire-wheel assemblies utilizing the DSS technology.

Hayes Development and License Agreement
---------------------------------------

     In September 1995, the Company and Hayes Wheels International ("Hayes") entered into a Development and License Agreement (the "Hayes Development and License Agreement") wherein the Company and Hayes agreed to jointly develop for production a prototype tire-wheel assembly utilizing the DSS Technology licensed by the Company from Dennis S. Chrobak and Richard A. Steinke. The Hayes Development and License Agreement provides for Hayes to provide the steel portion of the tire-wheel assembly, as well as any equipment and tooling to produce the steel portion and the Company to provide the remaining portion, including sidewalls, cap, cap stabilizer and bonding materials, together with associated equipment and molds therefor for submission to the United States Department of Transportation ("DOT") for DOT's approval under FMVSS 129. FMVSS 129 is the applicable U.S. safety standard for non-pneumatic tires used on passenger vehicles and describes the energy cycle a non-pneumatic tire/wheel must absorb to be provided for commercial sale in the United States. The tire-wheel assembly contemplated under the Hayes Development and License Agreement differs from conventional two-piece tire-wheel assemblies in that the DSS Technology incorporates a one-piece steel spring and hoop within a urethane overlaid cap, cap stabilizer, and sidewall (i.e. unified construction). In its existing design, the Company does not anticipate that the tire-wheel assembly to be developed under the Hayes Development and License Agreement can be utilized for any purpose other than a passenger vehicle tire. U.S. Patent, Reg. No. 5743316, was issued by the U.S. Office of Patents and Trademarks on April 28, 1998, relating to the DSS Technology.

     Initial test results conducted by an independent lab on 10 prototype tire-wheel assemblies have provided varying results based on velocity, time, and the design of the steel wheel, sidewall, tread, and stabilizing cap. To date, none of the prototypes tested have complied with FMVSS 129. Because of the lack of sufficient working capital during fiscal year 1998, no additional testing was conducted. The Company does not expect to commit additional funds to the development of the DSS Technology until substantial additional working capital can be obtained.

"Flat-Free" (Non-Pneumatic)Tire Technology
--------------------------------------------

     The Company's flat-free tire technology differs from pneumatic tires in that pneumatic tires are made from rubber and require an inner tube which is inflated with air. The Company's bicycle and lawn and garden tire products could be considered "non-pneumatic" in that they do not require inflation, however, they are multi-density in nature and consist of a series of layers of specially formulated elastomers and a closed foam construction to simulate the compliance of a pneumatic tire. The closed foam contains millions of closed cells containing air. Therefore, the Company's tires are best identified as "flat-free" in that they have no inner tube and do not require inflation, but rely on the infrastructure of the tire to maintain the tires stability. The flat-free tire is mounted on the wheel rim in much the same way a pneumatic tire is mounted, with the assistance of a tire lever. The flat-free tires are approximately the same weight as pneumatic tires and tubes and ride characteristics are comparable. Apart from cleaning, the Company's bicycle tires are maintenance free and eliminate tedious puncture repair or the need for a bicycle pump. The flat-free tires are designed for use by "On/Off" road and "Highway" bicycles. The Company does not produce any products other than its flat-free bicycle and lawn and garden tires.

     At present, the Company's primary marketing strategy has been to introduce the flat-free tires through sales to OEMs and existing tire distributors. Although the Company is investigating other markets, the Company has targeted two main segments of the tire market:

     (1) Original Equipment Manufacturers. By selling to OEMs, the Company believes it will be able to develop product identification and consumer demand by emphasizing "Made in the USA" and the "flat-free" and "maintenance-free" characteristics of the tires while relying on the efforts of OEMs in marketing their products with the Company's tires.

     (2) Tire Distributors. By selling to tire distributors, the Company believes it will be able to take advantage of existing distribution channels for moving its tires into the aftermarket, while emphasizing the uniqueness of the flat-free and maintenance free characteristics of the tires versus traditional pneumatic tires.

     In February 1997, the Company acquired all of the capital stock of UTI Chemicals (Europe) Ltd, a United Kingdom corporation ("UTI-UK"), from Coronel Investments Limited, a Jersey corporation ("Coronel"). UTI-UK's name was subsequently changed to Urathon Limited. Urathon Limited is the Company's wholly owned subsidiary and distributes urethane bicycle, wheelchair and other specialty tires in the United Kingdom and Europe under the trade name "Urathon TM" through independent representatives and distributors.

Competition
-----------

     Currently, the Company knows of three tire manufacturers that utilize a liquid phase technology manufacturing process to produce non-pneumatic tires from a low density polyurethane foam (Green Tire, Norwich, UK; Woo Tire, Waihai, China; and Krypton-India, Calcutta, India) and, to the best of the Company's knowledge, only a limited numbers of their tires have been marketed in the United States.

     In addition to manufacturers of low density polyurethane foam tires, the Company will be competing directly with firms that manufacture and market pneumatic bicycle tires and tubes made from rubber. The Company's flat free bicycle and lawn and garden tire technology differs from existing nonpneumatic tire technology in (1) the formulation of the polyurethane; (2) the manner in which the polyurethane is distributed throughout the mold; and (3) the use of a simple mechanical locking system that allows the tire to stay secure on the wheel.

     The Company estimates that over 98% of all domestic bicycle tire sales are pneumatic tires. The bicycle tire industry is highly competitive and there are several of the Company's competitors that have financial resources which substantially exceed those of the Company. In addition, many competitors are large companies (i.e. Michelin [France], Kenda [Japan], and Chengshin Rubber [China]) that have established name recognition of their products, have established distribution networks for their products, and developed consumer loyalty to such products. Principal factors in marketing the Company's tires will be that it is domestically produced with "flat-free" and "maintenance free" characteristics and may give the Company a competitive advantage against pneumatic tires produced by foreign manufacturers that are subject to puncture and loss of air.

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

     The Company has manufacturing equipment that, based on manufacturer's specifications, should permit the Company to produce approximately 1,500,000 tires annually. At present, the Company has not accumulated a sufficient number of molds in the various tire sizes necessary to determine with any degree of consistency the maximum production efficiency of its production equipment. However, the Company estimates that it could produce about 8 to 10 million tires per year without expansion from its Ravenna facility. At that level of production, the Company would require approximately 150 employees as well as additional equipment. The Company trains its employees in the use of its specialized manufacturing equipment utilized in the manufacturing process. The Company utilizes multiple suppliers to purchase polyurethane and believes that it will be able to obtain significant quantities of polyurethane and other chemicals without significant problems or delays.

     All products produced by the Company are inspected following the manufacturing process and prior to shipment to ensure quality. Products considered by the Company's quality control personnel to be defective could be ground into pellets, which can be melted and reused in the Company's manufacturing process to make new products and reduce waste of raw materials.

Patents
-------

     Dynamic Steerable Spring

     The Company is a party to an exclusive technology license agreement (the "DSS License Agreement") with Dennis S. Chrobak and Richard A. Steinke, to develop DSS Technology. Mr. Chrobak and Mr. Steinke are the inventors of the DSS Technology [Reg. No. 5743316] for which a U.S. patent has been issued. The term of the DSS License Agreement is for the life of the underlying U.S. patent. However, if the Company fails to market, promote, or otherwise exploit the DSS Technology so that Mr. Chobak has not received any royalty payment by August 19, 1999, the DSS License Agreement will automatically terminate. Under the DSS Technology License Agreement, the Company has the right to sublicense others (i.e., third parties), to likewise market, promote or exploit the DSS Technology. The Company is required to pay a royalty to Mr. Chrobak of $0.50 for each unit of production manufactured and sold directly by the Company. At such time as Mr. Steinke is no longer an affiliate of the Company, Mr. Steinke would be entitled to a royalty on the same terms as Mr. Chrobak. See "Further Research and Development" below and
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     "Flat-free" (Non-Pneumatic) Tires

     The Company is a party to an exclusive technology license agreement (the "Non-Pneumatic Tire License Agreement") with Mr. Chrobak and Mr. Steinke, to develop certain technology relating to a low density foam tire for which an application for U.S. Letters Patent has been filed and a patent is pending. The term of the Non-pneumatic Tire License Agreement will be for the life of the underlying U.S. patent when issued. The Company is required to pay a royalty to Mr. Chrobak of $0.125 for each bicycle tire manufactured and sold by the Company utilizing the technology. At such time as Mr. Steinke is no longer an affiliate of the Company, Mr. Steinke would be entitled to a royalty on the same terms as Mr. Chrobak. The Company has not yet received notice from the U.S. Patent Office passing on the patentability of the claims of the case with respect to the Non-Pneumatic Tire Technology. The Company is unable to predict when any office action will be taken or a patent issued.

     Although a patent has a statutory presumption of validity in the United States, the issuance of a patent is not conclusive as to its validity, nor as to the enforcement scope of the claims contained therein. The Company intends to, but has not as of the date of this report, applied for patent protection in other countries. The Company intends to vigorously police its patents and there can be no assurance that its patents will not be infringed upon or modified by others. The Company has not retained intellectual property counsel to render an opinion regarding the DSS Technology and the Non-Pneumatic Tire Technology as to whether the Company is infringing on the intellectual property rights of others. However, Mr. Chrobak and Mr. Steinke utilized intellectual property counsel in preparing and filing the DSS Technology and Non-Pneumatic Tire Technology patent applications and in that regard, the Company believes the technologies are not the intellectual property rights of others or are already in the public domain.

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

Further Research and Development
--------------------------------

     Because of the Company's limited financial resources, the Company has not made any significant expenditures for new research and development during the recently completed fiscal year. The Company does not anticipate expending any substantial sums for new research and development programs during the fiscal year ended June 30, 1999 until the working capital is available to justify such expenditures.

Trademark
---------

     The Company owns the U.S. registered trademark "Urathon" which has been utilized by its wholly owned subsidiary Urathon Limited on urethane tire products distributed in the United Kingdom and Europe.

Regulation and Environmental Compliance
---------------------------------------

     The Company knows of no particular federal or state regulations applicable to its manufacturing processes. The tire-wheel assemblies designed to be manufactured for use on passenger vehicles and light trucks are required to meet certain Department of Transportation, Federal Motor Vehicle Safety Standards ("FMVSS"), including FMVSS 129, which applies to non-pneumatic tires for passenger cars. This standard specifies tire dimensions and laboratory test requirements for lateral strength, endurance, and high speed performance, defines the tire load rating, and specifies labeling requirements for non-pneumatic spare tires.

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

Employees
---------

     As of June 30, 1998, the Company had 14 full-time employees, including six administrative and 8 hourly employees. None of the Company's employees are represented by a labor union. The Company believes that it will be able to hire a sufficient quantity of qualified laborers in the local area to meet the Company's employment needs. The Company's manufacturing process does not require special training, other than orientation to the Company's production techniques and specific equipment.

                      ITEM 2. DESCRIPTION OF PROPERTIES
Offices
-------

     The Company's 26,000 sq. ft. manufacturing/distribution/office facility is located on 4.15 acres of real property at 446 West Lake Street, Ravenna, Ohio, and consists of 1,000 sq. ft. of administrative offices and 25,000 sq. ft. of manufacturing space. The facility is constructed of masonry and steel and is equipped with a one-half ton chain hoist, overhead sprinkler system, and two loading docks. The Ravenna facility will be utilized for tire production and management of the Company believes that the Ravenna facility will be sufficient to handle projected production needs for the next five years.

     Beginning in June 1997, the Company maintains an executive office suite consisting of approximately 1,100 square feet located at 1643 Nevada Highway, Boulder City, Nevada. The facility is subleased from American Environmental Corporation, a company controlled by Richard A. Steinke, an affiliate of the Company, who in turn leases the facility from Micro Instrument Corp, an unrelated entity. The Company pays American Environmental Corporation a fee of $425 per month to occupy the office suite. It is the opinion of management that the Company maintains adequate insurance coverage for loss or damage to its facility under its existing insurance policy.

                            ITEM 3. LEGAL PROCEEDINGS

None.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 1998.

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
                                              High Bid      Low Bid
                                              --------      -------
Fiscal Year Ended June 30, 1996
-------------------------------
First, Second, Third and Fourth Quarters        N/A           N/A

Fiscal Year Ended June 30, 1997
-------------------------------
First Quarter                                   N/A           N/A
Second Quarter                                 $9.375        $6.00
Third Quarter                                  $9.125        $6.00
Fourth Quarter                                 $6.125        $2.25

Fiscal Year Ended June 30, 1998
-------------------------------
First Quarter                                  $7.785        $2.875
Second Quarter                                 $5.625        $2.5625
Third Quarter                                  $4.50         $2.375
Fourth Quarter                                 $4.00         $1.625

     At August 31, 1998, the Company's Common Stock was quoted on the OTC Bulletin Board at a bid and asked price of $1.00 and $1.50, respectively.

     Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At August 31, 1998, the Company had approximately 322 shareholders of record based on information provided by the Company's transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------

     This report may contain "forward-looking" statements. The Company is including this cautionary statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Year 2000 Disclosure
--------------------

     The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a minimum number of computer programs in its operations. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

Results of Operations
---------------------

General
-------

     The Company's revenues are generated primarily by its business operations in the United States. However in February 1997, the Company acquired all of the capital stock of its current subsidiary Urathon Limited. For fiscal years ended June 30, 1998 and 1997, the functional currency for the Company's foreign subsidiary (Urathon Limited) has been determined to be the British Pound Sterling. Assets and liabilities have been translated at fiscal year end exchange rates and operating statement items are translated at average exchange rates prevailing during the period. For the fiscal years ended June 30, 1998 and 1997, the Company had a gain of $188 and $2,984, respectively, as a result of foreign currency translation adjustments.

Year ended June 30, 1998 compared to year ended June 30, 1997
-------------------------------------------------------------

     Total revenues for the year ended June 30, 1998 was $373,247 compared to $69,518 for the same period in 1997. The increase in revenues is mainly attributable to the fact that the Company had not entered into production of product until June 1997. Costs of sales for the year ended June 30, 1998 were $266,874, or 71.5% of sales as compared to $47,882, or 68.9% of sales for the year ended June 30, 1997. The slight increase in the direct cost of sales as a percent of sales for fiscal year 1998 compared to fiscal year 1997 is not directly attributable to any particular factors. The Company knows of no predictable events or uncertainties that may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations other than the lack of working capital.

     Corporate Expense. For fiscal 1998, total operating expenses were $2,194,322, consisting of mainly of payroll and payroll taxes of $1,229,892 and selling, general and administrative expenses of $648,496, resulting in a loss from operations of $(2,087,949). Total expenses for fiscal 1997 were $1,482,301, mainly consisting of payroll and payroll taxes of $521,773 and selling, general and administrative expenses of $457,439, resulting in a loss from operations of $(1,460,665). The increase in the operating expenses during fiscal year 1998 can be attributed directly to an increase in payroll and payroll taxes, resulting from the addition of several management and technical support personnel.

     Interest Expense. Interest expense for fiscal 1998 was $349,505 as compared to $19,090 in fiscal 1997. The increase in interest expense for fiscal year 1998 is directly attributed to issuance of convertible promissory notes during the period and the prepayment of interest in connection therewith.

     Other Expense. For fiscal 1998, other expenses were a net $1,830,375, of which, substantially all was represented by an impairment loss $(1,694,111) because of the Company's inability to determine the present value of the future cash flows of its wholly owned subsidiary, Urathon Limited. (See Note 1(l) - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Goodwill and Technology.)

     The Company experienced a net comprehensive loss of $(4,267,641) for the year ended June 30, 1998 compared with a net loss of $(1,406,688) for the same period in 1997. The basic loss per share for fiscal 1998 was $(1.20) as compared to $(0.33) for fiscal 1997, based on the weighted average number of shares outstanding of 3,555,799 and 4,246,888 for the respective periods.

Liquidity and Capital Resources
-------------------------------

     During the fiscal year ended June 30, 1998, the Company repurchased 1,270,000 shares of its outstanding common stock from a former officer and director of the Company at a repurchase price of $0.18 per share. The shares were returned to the authorized but unissued shares of capital stock of the Company. During the year, the Company issued 152,250 shares in lieu of interest on convertible promissory notes at approximately $3.24 per share for a value of $492,781. In connection therewith, 400,000 shares of common stock were issued to the holders of the convertible promissory notes on conversion of $400,000 of such notes at a conversion price of $1.00 per share. The Company issued 305,000 shares of common stock as prepaid salary under related party compensation agreements at $2.00 per share for a total value of $610,000 in compensation and an additional 264,752 shares for professional and consulting services valued at $2.00 per share for a aggregate value of $529,504. The issuances of common stock have been utilized for working capital, conversion of debt, prepayment of salaries, payment of professional services, and the expansion capital required for the continued operational activities of the Company; however, the Company will require additional capital to continue its business operations.

     The Company had current assets of $684,160 and current liabilities of $1,515,450, for a working capital deficit of $(831,290) at June 30, 1998. The Company had cash and cash equivalents of $278,822 and accounts receivable of $89,463 for the same period. Cash used in operations for the fiscal year ended June 30, 1998 was $1,041,492 and $1,175,403 for the fiscal year ended June 30, 1997. Cash used in operations for the fiscal year ended June 30, 1998 was funded primarily by cash received from the sale of convertible promissory notes, and the issuance of common stock for services and interest payments. At June 30, 1998, the Company had net property and equipment of $1,082,586, after deduction of $301,686 in accumulated depreciation. The Company's property and equipment consists mainly of land ($59,000), building and improvements ($291,010), and equipment ($995,138). Because at June 30, 1998, the Company has an accumulated deficit during the development stage of $(6,522,221), has a working capital deficit and limited internal financial resources, the report of the Company's auditor contains a going concern modification as to the ability of the Company to continue. During fiscal 1998, the Company began to effect measures to reduce cash outflows and increase working capital thru the issuance of additional shares of common stock for services and conversion of debt.

     The Company is aware of its ongoing cash requirements and has implemented a cash flow plan, including continued reduction in its general and administrative expenses. Additionally, the Company has developed an overall strategy and certain financing options to meet its ongoing needs through June 30, 1999. Due to the need for working capital for both the Company and its subsidiary Urathon Limited, the Company intends to seek additional debt and/or equity financing from existing shareholders and other investment capital resources. The Company has no commitments for any additional debt or equity financing at this time and no assurance can be given that the Company will be able to obtain any such commitments. Because of the Company's limited financial resources, the Company does not anticipate expending any substantial sums for new research and development during the fiscal year ended June 30, 1999.

Impact of Inflation
-------------------

     The Company does not anticipate that inflation will have a material impact on its current or proposed operations.

Principal Customers
-------------------

     During the most recent fiscal year ended June 30, 1998, the Company had no individual customer that accounted for more than 10% of the Company's revenues.

Seasonality
-----------

     Management of the Company knows of no seasonal aspects relating to the nature of the Company business operations that had a material effect on the financial condition or results of operation of the Company.

                        ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.


          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure. See ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

                             PART III

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of June 30, 1998, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name            Age   Position                    Director or Officer Since
   ----            ---   --------                    -------------------------
Richard Steinke    56    Chairman, Director, CEO     January 1995
Roger A. Fleming   58    President and Director      February 1997
Hugh Sims-Hilditch 62    Vice-President and Director February 1997
Louis M. Haynie    70    Director                    July 1997
Ping Zhang         32    Vice-President and Director February 1997
David K. Griffiths 61    Treasurer/Controller        February 1995
Marcy L. Janis     30    Secretary                   February 1997

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

     Roger A. Fleming joined the Company in February 1997 as Vice-President of Technology. Prior to joining the Company Mr. Fleming was a senior engineer at Goodyear Tire & Rubber Company, Akron, Ohio, where Mr. Fleming had worked for over 31 years. Mr. Fleming holds many patents in product and process design and has managed the development of Goodyear's liquid phase united spare tire. Mr. Fleming received a degree in Chemical Engineering from North Carolina State University, Raleigh, North Carolina in 1963.

     Hugh-Sims Hilditch joined the Company in February 1997 in connection with the Company's acquisition of UTI-UK and currently serves as a Vice President in charge of the Company's European operations. Mr. Sims-Hilditch has in excess of the past five years served as the Manager of UTI-UK, Hilmarton, England, a distributor of urethane products in the United Kingdom and Europe.

     Louis M. Haynie was appointed to the Company's board of directors in July 1997 and currently is a Director of Research Medical, Inc. [NASDAQ: RMED], Salt Lake City, Utah, a developer, manufacturer and distributor of a diversified line of health care products, focusing on specialized cardiovascular, vascular and blood management surgical devices and specialty pharmaceuticals. Mr. Haynie's past board services include the University of Utah Regents Advisory Board, Redwood Land Co., Salt Lake City, Utah, and MIS Corporation, Franklin, Tennessee. Mr. Haynie has a law degree from the University of Utah and has been in the private practice of law since 1951.

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

     James G. Moore, Jr. joined the Company in August 1997 and is employed as the Company's manager of mold design and processing. Prior to his employment with the Company, Mr. Moore worked at Goodyear Tire & Rubber Company, Akron, Ohio, where he had over 25 years of experience as a master tire carver, which included five years at the Goodyear apprentice school for tire tread pattern carving and mold carving. Mr. Moore also took multiple engineering courses while enrolled in the civil engineering school at the University of Akron, Akron, Ohio.

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

                     ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at June 30, 1998, the end of the Company's last completed fiscal year):

                                   Summary Compensation Table
                                                         Long Term Compensation
                                                         ----------------------
                     Annual Compensation                 Awards       Payouts
                                           Other        Restricted
Name and                                   Annual        Stock     Options LTIP     All other
Principal Position Year Salary    Bonus($) Compensation   Awards   /SARs   Payout  Compensation
------------------ ---- ------    -------- ------------   ------   ------- ------  ------------
Richard A. Steinke  1998 $120,000   -0-       -0-         -0-      -0-     -0-       -0-
Richard A. Steinke  1997  90,000(1) -0-       -0-         -0-      -0-     -0-       -0-
C.E.O. and Chairman 1996    -0-     -0-       -0-         -0-      -0-     -0-       -0-

Roger A. Fleming    1998 $130,000 $400,000(2) -0-         -0-      -0-     -0-       -0-
Pres. and Director
(since 7/1/97)

Dennis S. Chrobak   1998 $  -0-     -0-       -0-         -0-      -0-     -0-       -0-
Pres. and Director  1997  90,000(3) -0-       -0-         -0-      -0-     -0-       -0-
(prior to 6/30/97)  1996    -0-     -0-       -0-         -0-      -0-     -0-       -0-


(1) Effective May 1, 1997, Mr. Steinke requested deferral of his monthly employment compensation under his employment agreement. The amount set forth for fiscal year 1997 includes $20,000 of accrued compensation during under the agreement.

(2) Represents 200,000 restricted shares of common stock issued as a signing bonus under Employment Agreement and valued at $2.00 per share.

(3) Effective October 1, 1996, Mr. Chrobak requested deferral of his monthly employment compensation under his employment agreement. The amount set forth includes $90,000 of accrued compensation during under the agreement, which was paid in full during fiscal year 1998.

Employment Agreements and Benefits
----------------------------------

      In August 1995, the Company entered into an Employment Agreement with Richard A. Steinke, its Chief Executive Officer. Beginning October 1, 1996, the Employment Agreement called for Mr. Steinke to be employed for a term of 36 months, with monthly compensation of $10,000, subject to increase at the discretion of the Board of Directors. The Company provides group health, medical, and life insurance, similar to that which will be made available to all full time employees and reimburses Mr. Steinke for out-of-pocket expenses incurred in connection with the Company's business. In the event of termination of Mr. Steinke's employment, for reasons other than cause, as defined in the employment agreement, Mr. Steinke's monthly salary would continue throughout the balance of the term of the employment agreement. Effective May 1, 1997, Mr. Steinke declined to receive any further compensation from the Company based on his employment agreement, therefore all employment compensation due under Mr. Steinke's employment contract since May 1, 1997 has been accrued. At June 30, 1998, $140,000 of the unpaid salary was converted to a note payable to Mr. Steinke. Interest on the note consisted of 14,000 shares of the Company's common stock valued at $28,000. The amount of the note is due December 31, 1998, but is convertible into additional shares of the Company's common stock at $1.00 per share. As of June 30, 1998, 75,000 shares of common stock of the Company were issued to Mr. Steinke in lieu of salary from July 1, 1998 to October 1, 1999, the remaining term of Mr. Steinke's employment agreement. The share issuance was recorded at the average trading price of the common stock of $2.00 on the date of issuance and resulted in prepaid compensation of $150,000. The amount will be amortized as the salary expenses are incurred during the term of the employment agreement.

     In June 1998, the Company entered into an Employment Agreement with
Roger A. Fleming, its President and Chief Operating Officer. Beginning June 1, 1998, the Employment Agreement called from Mr. Fleming to be employed for a term of 36 months, with monthly compensation of $10,000, subject to increase at the discretion of the Board of Directors. In addition, Mr. Fleming was issued 180,000 shares of the Company's common stock as prepaid employment compensation through June 30, 2001, the end of the term of this employment agreement. These shares were recorded at the average trading price of the common stock of $2.00 on the date of issuance and resulted in prepaid compensation of $360,000. As additional incentive, the Company issued Mr. Fleming 200,000 shares of its common stock as a bonus for signing his employment agreement. The additional compensation was recorded at the average trading price of the common stock of $2.00 on the date of issuance and resulted in bonus compensation to Mr. Fleming of $400,000. Further, Mr. Fleming was issued a stock option to purchase 200,000 shares of the Company's common stock at an exercise price of $2.00 per share, exercisable for a term of 5 years. On June 30, 1998, Mr. Fleming issued the Company a promissory note in the amount of $400,000 as consideration for exercising the option.
The promissory note bears interest at 8.5% annually and is payable in 5 equal annual installments beginning June 30, 1999, with payment in full not later
than June 30, 2003.   The Company provides group health, medical, and life
insurance, similar to that which will be made available to all full time employees and reimburses Mr. Fleming for out-of-pocket expenses incurred in connection with the Company's business. In the event of termination of Mr. Fleming's employment, for reasons other than cause, as defined in the employment agreement, Mr. Flemings's monthly salary would continue throughout the balance of the term of the employment agreement.

     As a condition to employment, all the Company's managers and key personnel are required to sign a nondisclosure and noncompetition agreement. Under the terms of the nondisclosure and noncompetition agreement, employees will not be able to provide services or information deemed confidential by the Company to any other company or person which directly or indirectly competes with the Company in the tire industry or an industry which, at the time of the employees' employment, the Company intended to enter. There is no time limitation on the nondisclosure aspect of the agreement. The noncompetition clause is for a period of two years and prevents a former employee or consultant of the Company from acting as an employee, consultant or in any other capacity for a competitor of the Company. Additionally, all employees will be required, as a condition of their employment, to enter into a nondisclosure agreement related to any information or process deemed confidential by the Company.

Compensation of Directors
-------------------------

     None.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

     Unless otherwise disclosed below, there are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

     On August 19, 1997, the Company entered into an agreement with a principal shareholder and former officer and director, Dennis S. Chrobak ("Chrobak"), to resolve all disputes between them relating to Chrobak's employment and ownership interest in the Company. In connection therewith the Registrant agreed to pay Chrobak:

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

     At June 30, 1998, the Company owed Chrobak $80,000 under the terms of the agreement.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of June 30, 1998, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 4,619,250 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Security Ownership of Certain Beneficial Owners

Title
 of      Name and Address              Amount and Nature of     Percentage
Class    Beneficial Owner              Beneficial Ownership(1)   of Class
-----    ----------------              --------------------     ----------
Common   Roger A. Fleming              D          640,000             13.86
         446 W. Lake Avenue
         Ravenna, OH  44266

Common   Richard A. Steinke            D           75,000              1.62
         705-B Yucca Street            I (2)      455,000              9.85
         Boulder City, NV  89005       I (3)      800,000             17.31

Common   Hugh Sims-Hilditch            I (4)      277,000              6.0
         Thane House, Hilmarton
         Wiltshire, England SN11 8SB

SECURITY OWNERSHIP OF MANAGEMENT OF THE COMPANY

Title
 of      Name and Position of          Amount and Nature of     Percentage
Class    Officer and/or Director       Beneficial Ownership(1)   of Class
-----    -----------------------       --------------------     ----------
Common   Roger A. Fleming, President   D          640,000             13.86
          and Director

Common   Richard A. Steinke, C.E.O.    D           75,000              1.62
          and Director                 I (2)      455,000              9.85
                                         (3)      800,000             17.31

Common   Ping Zhang, V.P. and Director D            2,000               .04

Common   Hugh Sims-Hilditch, V.P. and  I (4)      277,000              6.32
          Director

Common   Louis M. Haynie, Director     D           69,000              1.65
                                       I (5)        2,000               .04

Common   David K. Griffiths, Treasurer D           25,717               .55

Common   Marcy L. Janus, Secretary     D           18,208               .39

         All Officers and Directors
          as a Group (7 person)        D          829,925             17.96
                                       I        1,534,000             33.20
                                                ---------             ----
         Total Beneficial Ownership             2,363,925             51.17
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

(5) Represent shares owned beneficially and of record by Gae Haynie, spouse of Louis M. Haynie, and of which Mr. Haynie may be deemed to have beneficial ownership.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DSS License Agreement
---------------------

     On August 19, 1997, the Company entered into a revised agreement amending the terms of the June 5, 1995, DSS License Agreement with American Mobility Systems, Inc. ("AMS"), an entity Messrs. Chrobak and Steinke. The DSS License Agreement was amended to provide that the license be directly between the Company and Mr. Chrobak and Mr. Steinke. The DSS License Agreement grants the Company an exclusive license to use, sell, license, or otherwise exploit the DSS Technology worldwide in exchange for a royalty. The revision of the DSS License Agreement provides for the royalty to be reduced from $1.00 to $0.50 for each unit of production produced and sold by the Company. All royalties payable under the DSS License Agreement will be paid to Mr. Chrobak. Mr. Steinke will not receive a royalty under the agreement so long as he is affiliated with the Company. However, due to the relationship of Mr. Steinke and Mr. Chrobak with the Company at the time the DSS License Agreement was made, the DSS License Agreement and the revisions thereto cannot be considered to have been negotiated at arm's length.

Flat-Free (Non-pneumatic)Tire License Agreement
-----------------------------------------------

     On August 19, 1997, the Company entered into a revised agreement amending the terms of the October 27, 1995, Non-pneumatic Tire License Agreement with AMS. The Non-pneumatic Tire Agreement was amended to provide that the license be directly between the Company and Mr. Chrobak and Mr. Steinke. The agreement grants the Company an exclusive license to use, sell, license, or otherwise exploit the technology worldwide in exchange for a royalty. The revision of the Non-pneumatic License Agreement provides for the royalty to be reduced from $0.25 to $0.125 for each bicycle tire produced and sold by the Company utilizing the technology. All royalties payable under the agreement will be paid to Mr. Chrobak. Mr. Steinke will not receive a royalty under the agreement so long as he is affiliated with the Company. Due to the relationship of Mr. Steinke and Mr. Chrobak with the Company at the time the agreement was made, the Non-pneumatic License Agreement cannot be considered to have been negotiated at arm's length.

Stock Subscriptions Receivables
-------------------------------

     In April 1995, the Company entered into subscription agreements with David Griffiths (a current officer and employee), Gary Dalton and Philip Chrobak (former officers and employees of the Company), to acquire an aggregate of 170,000 shares of the Company's common stock at a purchase price of $1.00 per share, in exchange for promissory notes bearing interest at 8% per annum, payable in 36 months. The promissory notes was subsequently amended to become due six months from the close of the Company's initial public offering. The balance of any amounts due under the promissory notes was received by the Company during the fiscal year ended June 30, 1998, and no further amounts are due.

     During the fiscal year ended June 30, 1998, Roger A. Fleming, the Company's president utilized a promissory note in the principal amount of $400,000 to exercise an option to purchase 200,000 shares of the Company's common stock at an exercise price of $2.00 per share. The promissory note bears interest at 8.5% annually and is payable in 5 equal annual installments beginning June 30, 1999, with payment in full not later than June 30, 2003.


            ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of Jones, Jensen & Company                    22
Report of the Auditors to the Shareholders of Urathon Limited              23
Consolidated Balance Sheet as of June 30, 1998                             24
Consolidated Statements of Operations for the years ended June 30, 1998
 and 1997 and from inception on January 30, 1995 through June 30, 1998     26
Consolidated Statements of Stockholders' Equity                            27
Consolidated Statements of Cash Flows for the years ended June 30, 1998
 and 1997 and from inception on January 30, 1995 through June 30, 1998     30
Notes to Consolidated Financial Statements                                 32

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement
schedules are included as part of this report:     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document                           Location
-------  ---------  -----------------                         ------------

 27       27        Financial Data Schedule                   This Filing

 (b) Reports on Form 8-K.

     There were no reports on Form 8-K filed with the Commission during the quarter ended June 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                        AMERICAN TIRE CORPORATION



Date: May 27, 1999                     By /S/Richard A. Steinke, Chairman of
                                        the Board

Date: May 27, 1999                      By /S/ John Hoffman, C.E.O. [Principal
                                        Executive Officer]

Date: May 27, 1999                      By /S/David K. Griffiths, Treasurer
                                        [Principal Accounting Officer]

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
American Tire Corporation and Subsidiary
(A Development Stage Company)
Boulder City, Nevada

We have audited the accompanying consolidated balance sheet of American Tire Corporation and Subsidiary (a development stage company) as of June 30, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1998 and 1997 and from inception on January 30, 1995 through June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Urathon Limited (formerly UTI Chemicals (Europe) Limited), a wholly-owned subsidiary, which statements reflect total assets of $219,792 as of June 30, 1998 and total revenues of $334,594 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Urathon Limited, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Tire Corporation and Subsidiary (a development stage company) as of June 30, 1998, and the consolidated results of their operations and their cash flows for the years then ended June 30, 1998 and 1997 and from inception on January 30, 1995 through June 30, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Jones, Jensen & Company
Salt Lake City, Utah
May 17, 1999

                             URATHON LIMITED

              REPORT OF THE AUDITORS TO THE SHAREHOLDERS OF
                             URATHON LIMITED

We have audited the financial statements on pages four to thirteen which have been prepared under the historical cost convention and the accounting policies set out on page nine.

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

Fundamental uncertainty
-----------------------
Going concern

In forming our opinion we have considered the adequacy of the disclosures made in the Accounting policies note on page 9 of the financial statements, concerning the possible outcomes of a strategic review of the business, and the subordination of balances owed to two significant creditors. It is not possible to quantify the potential effect of the review.

Opinion
-------
In our opinion the financial statements give a true and fair view of the state of the company's affairs as at 30 June 1998 and of its loss for the year then ended and have been properly prepared in accordance with the Companies Act 1985.

/S/WISE & CO.
CHARTERED ACCOUNTANTS
REGISTERED AUDITORS
50 WEST STREET
FARNHAM
SURREY
GU9 7DX

Dated: 29 April 1999

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                         Consolidated Balance Sheet

                                    ASSETS
                                    ------
                                                            June 30,
                                                              1998
                                                          ------------

CURRENT ASSETS

 Cash and cash equivalents                                $    278,822
 Accounts receivable                                            89,463
 Accounts receivable - related party (Note 3)                    3,971
 Inventory (Note 1)                                            138,852
 Prepaid expenses                                              173,052
                                                          ------------
     Total Current Assets                                      684,160
                                                          ------------
PROPERTY AND EQUIPMENT (Note 1)

 Land                                                           59,000
 Building and improvements                                     291,010
 Equipment and vehicles                                        995,138
 Furniture and fixtures                                         39,124
 Less - accumulated depreciation                              (301,686)
                                                          ------------
     Total Property and Equipment                            1,082,586
                                                          ------------
OTHER ASSETS

 Patents (Note 1)                                               55,542
 Deposits                                                          854
                                                          ------------
     Total Other Assets                                         56,396
                                                          ------------

     TOTAL ASSETS                                         $  1,823,142
                                                          ============

The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                    Consolidated Balance Sheet (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                                            June 30,
                                                              1998
                                                          ------------

CURRENT LIABILITIES

 Accounts payable                                         $    345,278
 Accounts payable - related parties (Note 3)                     5,600
 Accrued expenses                                               17,072
 Notes payable (Note 7)                                      1,122,500
 Line of credit (Note 6)                                        25,000
                                                          ------------
     Total Current Liabilities                               1,515,450
                                                          ------------

TOTAL LIABILITIES                                            1,515,450
                                                          ------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY

 Preferred stock: 5,000,000 shares authorized
  of $0.001 par value,-0-shares issued and outstanding            -
 Common stock: 25,000,000 shares authorized
  of $0.001 par value, 4,619,250 shares issued
  and outstanding                                                4,619
 Additional paid-in capital                                  7,798,789
 Stock subscription receivable (Note 2)                       (400,000)
 Related party prepaid compensation contracts (Note 3)        (576,667)
 Other comprehensive income                                      3,172
 Deficit accumulated during the development stage           (6,522,221)
                                                          ------------
     Total Stockholders' Equity                                307,692
                                                          ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 1,823,142
                                                          ============

The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                     Consolidated Statements of Operations

                                                                                       From
                                                                                    Inception on
                                                                                    January 30,
                                                          For the Years Ended       1995 Through
                                                                June 30,              June 30,
                                                          1998           1997           1998
                                                     ------------   ------------    ------------
NET SALES                                            $    373,247   $     69,518    $    442,765

COST OF SALES                                             266,874         47,882         314,756
                                                     ------------   ------------    ------------
GROSS MARGIN                                              106,373         21,636         128,009
                                                     ------------   ------------    ------------

EXPENSES

 Consulting                                               148,853        292,414         633,645
 Payroll and payroll taxes                              1,229,892        521,773       2,004,239
 Depreciation and amortization                            153,360        189,563         382,222
 Bad debt expense                                          13,721         21,112          34,833
 Selling, general and administrative                      648,496        457,439       1,421,254
                                                     ------------   ------------    ------------

    Total Expenses                                      2,194,322      1,482,301       4,476,193
                                                     ------------   ------------    ------------
LOSS BEFORE OTHER INCOME (EXPENSE)                     (2,087,949)    (1,460,665)     (4,348,184)
                                                     ------------   ------------    ------------
OTHER INCOME (EXPENSES)
 Other income                                                -            56,096          56,096
 Interest income                                            6,170         17,649          35,591
 Interest expense                                        (349,505)       (19,090)       (425,517)
 Impairment loss (Note 1)                              (1,694,111)          -         (1,694,111)
 Inventory impairment loss                               (140,712)          -           (140,712)
 Loss on disposition of assets                             (1,722)        (3,662)         (5,384)
                                                     ------------   ------------    ------------
   Total Other Income (Expense)                        (2,179,880)        50,993      (2,174,037)
                                                     ------------   ------------    ------------
NET LOSS                                             $ (4,267,829)  $ (1,409,672)   $ (6,522,221)
                                                     ============   ============    ============
OTHER COMPREHENSIVE INCOME
 Foreign currency adjustments                                 188          2,984           3,172
                                                     ------------   ------------    ------------

NET COMPREHENSIVE LOSS                               $ (4,267,641)  $ (1,406,688)   $ (6,519,049)
                                                     ============   ============    ============
BASIC LOSS PER SHARE                                 $      (1.20)  $      (0.33)
                                                     ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           3,555,799      4,246,888
                                                     ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
               Consolidated Statements of Stockholders' Equity

                                                                                         Related       Deficit
                                                                                          Party      Accumulated
                                                  Additional     Other        Stock      Prepaid     During the
                               Common Stock         Paid-in  Comprehensive Subscription Compensation Development
                            Shares       Amount     Capital      Income     Receivable   Contracts     Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------

BALANCE, January 30, 1995
 (Inception)                     -    $      -    $      -     $      -     $      -     $     -     $     -

Common stock issued for
 cash during February
 1995 at $0.001 per share   2,510,000       2,510        -            -            -           -           -

Common stock issued for
 services rendered in
 February 1995 at $0.10
 per share                    300,000         300      29,700         -            -           -           -

Common stock issued for
 services rendered during
 April 1995 at $1.00 per
 share                        100,000         100      99,900         -            -           -           -

Common stock issued for
 notes receivable valued
 at $1.00 per share           170,000         170     169,830         -        (170,000)        -          -

Repayment of stock
 subscriptions receivable
 with cash or services
 rendered                        -           -           -            -          76,100         -          -

Common stock issued for
 cash at $1.00 per share      720,000         720     719,280         -            -            -          -

Stock offering costs             -           -        (78,271)        -            -            -          -

Net loss for the period
 ended June 30, 1995             -           -           -            -            -            -      (248,630)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance, June 30, 1995      3,800,000       3,800     940,439         -         (93,900)        -      (248,630)

Common stock issued for
 cash at $6.00 per share       40,642          41    243,811          -            -            -          -

Stock offering costs             -           -        (1,600)         -            -            -          -

Repayment of stock
 subscriptions receivable
 by providing services           -           -          -             -           8,900         -          -

Net loss for the year
 ended June 30, 1996             -           -          -             -            -            -      (596,090)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance, June 30, 1996      3,840,642 $     3,841 $ 1,182,650  $      -     $   (85,000)$       -   $  (844,720)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------


The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)

                                                                                         Related       Deficit
                                                                                          Party      Accumulated
                                                  Additional     Other        Stock      Prepaid     During the
                               Common Stock         Paid-in  Comprehensive Subscription Compensation Development
                            Shares       Amount     Capital      Income     Receivable   Contracts     Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------

Balance, June 30, 1996      3,840,642 $     3,841 $ 1,182,650  $      -     $   (85,000) $     -    $  (844,720)

Cancellation of common
 stock                        (34,977)        (35)   (209,827)        -            -           -           -

Common stock issued for
 cash at $6.00 per share
 pursuant to public
 offering                     344,083         344   2,064,154         -            -           -           -

Stock offering costs             -           -       (307,509)        -            -           -           -

Common stock issued in lieu
 of debt at $6.00 per share
 during November 1996          27,000          27     161,973         -            -           -           -

Common stock issued for
 cash at $6.00 per share
 during January 1997          155,000         155     929,845         -            -           -           -

Common stock issued to
 acquire Urathon Limited
 at $7.75 per share           200,000         200   1,549,800         -            -           -           -

Common stock issued for
 services rendered at
 $6.125 per share during
 February 1997                 15,000          15     91,860          -            -           -           -

Common stock issued for
 services rendered at
 $7.99 per share during
 June 1997                     15,000          15    119,865          -            -           -           -

Repayment of stock
 subscriptions receivable
 by providing services           -           -          -             -          40,000        -           -

Interest accrual on stock
 subscription receivable         -           -          -             -          (5,000)       -           -

Currency translation
 adjustment                      -           -          -           2,984          -           -           -

Net loss for the year
 ended June 30, 1997             -           -          -            -             -           -     (1,409,672)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance, June 30, 1997      4,561,748 $     4,562 $ 5,582,811  $     2,984  $   (50,000)$      -    $(2,254,392)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------


The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)

                                                                                         Related       Deficit
                                                                                          Party      Accumulated
                                                  Additional     Other        Stock      Prepaid     During the
                               Common Stock         Paid-in  Comprehensive Subscription Compensation Development
                            Shares       Amount     Capital      Income     Receivable   Contracts     Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------

Balance, June 30, 1997      4,561,748 $     4,562 $ 5,582,811  $     2,984  $  (50,000) $           $(2,254,392)

Exercise of options for
 common stock at $2.50
 per share                      5,500           5      13,745         -           -            -           -

Common stock repurchased
 at $0.18 per share(Note 3)(1,270,000)     (1,270)   (228,730)        -           -            -           -

Common stock issued in lieu
 of interest on promissory
 notes at approximately
 $3.24 per share              152,250         152     492,629         -           -            -           -

Common stock issued in lieu
 of notes payable at $1.00
 per share                    400,000         400     399,600         -           -            -           -

Common stock issued as
 prepaid salary under related
 party compensation contracts
 at $2.00 per share           305,000         305     609,695         -           -        (610,000)       -

Common stock issued for
 subscription receivable
 at $2.00 per share           200,000         200     399,800         -       (400,000)        -           -

Common stock issued for
 services at $2.00 per
 share                        264,752         265     529,239         -           -            -           -

Receipt of stock
 subscriptions                   -           -           -            -         50,000         -           -

Currency translation
 adjustment                      -           -           -             188        -            -           -

Amortization of prepaid
 compensation contracts          -           -           -            -           -          33,333        -

Net loss for the year
 ending June 30, 1998           -          -           -           -             -             -     (4,267,829)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance, June 30, 1998      4,619,250 $     4,619 $ 7,798,789  $     3,172  $  (400,000)$  (576,667)$(6,522,221)
                          =========== =========== ===========  ===========  =========== =========== ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                     Consolidated Statements of Cash Flows

                                                                                        From
                                                                                    Inception on
                                                                                    January 30,
                                                         For the Years Ended        1995 Through
                                                                June 30,              June 30,
                                                          1998           1997           1998
                                                     ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                             $ (4,267,829)  $ (1,409,672)   $ (6,522,221)
 Adjustments to Reconcile Net Loss to
  Net Cash (Used) by Operating Activities:
    Depreciation and amortization                         153,360        189,563         382,222
    Bad debt expense                                       13,721         21,112          34,833
    Loss on disposition of assets                           1,722          3,662           5,384
    Impairment loss                                     1,694,111           -          1,694,111
    Inventory impairment loss                             140,712           -            140,712
    Common stock issued for services                      529,504        211,755         870,259
    Services provided in lieu of cash payment
     on subscriptions receivable                             -            40,000          75,000
    Common stock issued in lieu of interest               492,781           -            492,781
  Changes in Assets and Liabilities:
     (Increase) decrease in accounts receivable and
       accounts receivable- related                       (30,996)       (64,511)       (118,274)
     (Increase) decrease in inventory                      24,140       (172,419)       (279,564)
     (Increase) decrease in prepaid expenses              (48,399)       (58,413)       (139,719)
     (Increase) decrease in other assets                  (27,160)       192,921          66,533
     Increase (decrease) in accounts payable and
      accrued expenses                                    282,841       (129,401)        256,950
                                                     ------------   ------------    ------------
  Net Cash (Used) by Operating Activities              (1,041,492)    (1,175,403)     (3,040,993)
                                                     ------------   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of equipment                                   (357,005)      (469,392)     (1,349,053)
 Purchase of subsidiary                                      -          (400,000)       (400,000)
                                                     ------------   ------------    ------------
  Net Cash (Used) in Investing Activities            $   (357,005)  $   (869,392)   $ (1,749,053)
                                                     ------------   ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
              Consolidated Statements of Cash Flows (Continued)

                                                                                        From
                                                                                    Inception on
                                                                                    January 30,
                                                         For the Years Ended        1995 Through
                                                                June 30,              June 30,
                                                          1998           1997           1998
                                                     ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repurchase of common stock                          $   (230,000)  $   (209,862)   $   (439,862)
 Receipt of subscriptions receivable                       50,000           -             50,000
 Payment of stock offering costs                             -          (160,401)       (160,401)
 Proceeds from notes payable                            1,382,500           -          2,235,338
 Payments made on notes payable and line of credit        (30,380)       (82,458)       (404,838)
 Payments made to related parties                         (10,000)          -            (10,000)
 Common stock issued for cash                              13,750      2,994,498       3,798,631
                                                     ------------   ------------    ------------
     Net Cash Provided by Financing Activities          1,175,870      2,541,777       5,068,868
                                                     ------------   ------------    ------------

NET INCREASE (DECREASE) IN CASH                          (222,627)       496,982         278,822

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                                  501,449          4,467            -
                                                     ------------   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR             $    278,822   $    501,449    $    278,822
                                                     ============   ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

  CASH PAID FOR:
     Interest                                        $      8,466   $     19,090    $     56,038
     Income taxes                                    $       -      $       -       $       -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for services rendered           $    529,504   $    211,755    $    870,259
 Common stock issued in lieu of debt and interest    $    892,781   $    162,000    $  1,054,781
 Common stock issued for acquisition of subsidiary   $       -      $  1,550,000    $  1,550,000
 Common stock issued as prepaid salary               $    610,000   $       -       $    610,000

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

During the year ended June 30, 1998, the Company issued 200,000 shares of common stock at $2.00 per share in exchange for notes receivable.


The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN TIRE CORPORATION AND SUBSIDIARY
                            (A DEVELOPMENT STAGE COMPANY)
                    Notes to the Consolidated Financial Statements
                                  June 30, 1998

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The consolidated financial statements include those of American Tire Corporation (ATC) and its wholly-owned subsidiary, Urathon Limited (UL) (formerly UTI Chemicals (Europe) Limited). Collectively, they are referred to herein as "the Company".

ATC was incorporated under the laws of the State of Nevada on January 30, 1995. The Company was organized to take advantage of existing proprietary and non-proprietary technology available for the manufacturing of specialty tires. ATC has had limited operations since its organization and is a "development stage" company. The Company intends to engage in the manufacturing, marketing, distribution, and sales of airless specialty tires and tire-wheel assemblies and currently is manufacturing airless tires in limited quantities at its manufacturing facility located in Ravenna, Ohio.

On February 28, 1997, ATC purchased UL for $1,950,000 by issuing 200,000 shares of its common stock plus $400,000 in cash in exchange for 100% of the issued and outstanding stock of UL. The common stock was valued at its trading price of $7.75 per share.

UL was incorporated under the laws of England and Wales on October 8, 1990 for the purpose of promoting and developing products within the chemical industry. Since 1990, UL has been a distributor of urethane bicycle, wheelchair and other specialty tires in the United Kingdom and Europe. UL distributes urethane tires under the registered trade name "Urathon" in approximately 540 retail outlets in England, Scotland and Wales. UL also sells product in France, Denmark, Austria, the Netherlands and Germany through independent distributors.

b.  Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year end.

c.  Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. The Company's cash account at its bank is insured by the FDIC up to $100,000. The amount in excess of the insured limits at June 30,1998 was $178,822.

d.  Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the the period of the consolidated financial statements. Common stock equivalents, consisting of stock options, have not been included in the calculation as their effect is antidilutive for the periods presented.

                     AMERICAN TIRE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                  Notes to the Consolidated Financial Statements
                                 June 30, 1998

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

e.  Principles of Consolidation

The June 30, 1998 consolidated financial statements include those of American Tire Corporation and its wholly-owned subsidiary, Urathon Limited. All significant intercompany accounts and transactions have been eliminated.

For the Company's foreign subsidiary (UL), the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year. The resultant cumulative translation adjustments to the assets and liabilities are recorded as a separate component of stockholders' equity. Exchange adjustments resulting from foreign currency transactions are included in the determination of net income (loss). Such amounts are immaterial for all years presented.

In accordance with Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows," cash flows from the Company's foreign subsidiary are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

g.  Provision for Taxes

As of June 30, 1998, the Company has net operating loss carry forwards of approximately $6,500,000 which will expire in 2013. No tax benefit has been reported in the consolidated financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

h.  Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market. The inventory consists of finished goods produced in the Company's plant and products purchased for resale.

                      AMERICAN TIRE CORPORATION AND SUBSIDIARY
                           (A Development Stage Company)
                   Notes to the Consolidated Financial Statements
                                   June 30, 1998

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

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

                  Building and improvements     40 years
                  Equipment and vehicles        5 to 7 years
                  Furniture and fixtures        7 years

Depreciation expenses for the years ended June 30, 1998 and 1997 was $153,411 and $68,555, respectively.

j.  Revenue Recognition

Revenue is recognized upon shipment of goods to the customer.

k.  Concentrations of Risk

Foreign Currency Translation
----------------------------

Since UL is a foreign company whose financial statements must be translated into U.S. Dollars to conform with the requirements of the Securities and Exchange Commission, major changes in the currency exchange rate between Pound Sterling and U.S. Dollars may have a significant impact on operations of the Company. Although the Company does not anticipate the currency exchange rate to be significantly different over the 12 months, no such assurances can be given.

Accounts Receivable
-------------------

Credit losses, if any, have been provided for in the consolidated financial statements and are based on managements' expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual, or significant risks in the normal course of its business.

l.  Goodwill and Technology

Goodwill and technology was originally recorded which consisted of the excess of the purchase price over the fair value of net tangible assets of the purchased subsidiary and was amortized on the straight-line method over a 5 year period.

The Company periodically reviews goodwill and technology for impairment by comparing undiscounted projected income over the remaining amortization period to the unamortized balance of goodwill and technology. Amortization expense on the goodwill and technology for the year ended June 30, 1998 and 1997 was $-0-and $121,008.

During the year ended June 30, 1998, an impairment loss of $1,694,111 was recorded since the Company was unable to determine the present value of the future cash flows of the purchased subsidiary.

                      AMERICAN TIRE CORPORATION AND SUBSIDIARY
                           (A Development Stage Company)
                   Notes to the Consolidated Financial Statements
                                   June 30, 1998

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

m.  Patents

Patents and related technology have been capitalized at June 30, 1998. The patents are still pending, thus, no amortization of the costs has been recorded for the year ended June 30,1998.

n.  Change in Accounting Principle

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" during the year ended June 30, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has retroactively applied the provisions of this new standard by showing the other comprehensive income (loss) for all years presented.

o.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

NOTE 2 -  STOCK SUBSCRIPTION RECEIVABLE

In April 1995, the Company entered into subscription agreements for three of its officers to acquire an aggregate of 170,000 shares of common stock at a purchase price of $1.00 per share, in exchange for promissory notes bearing interest at 8% per annum, principal and interest payable in April, 1998. The officers provided accounting and consulting services valued at $26,100 which were charged to operations during the period ended June 30, 1995, and offset against the amount owed under the promissory notes. A separate officer paid $50,000 toward the note receivable during the year ended June 30, 1995. The promissory notes were amended to become due no later than six months from the close of the Company's initial public offering.

During the year ended June 30, 1996, an officer provided $8,900 of accounting services, which was offset against the amounts owed under the promissory note. During the year ended June 30, 1997, additional services valued at $40,000 were provided, which were offset against the amount owed under the promissory note. The remaining $45,000 plus accrued interest of $5,000 was received in cash by the Company during the year ended June 30, 1998. Also during the year ended June 30, 1998, an officer of the Company signed an agreement and note to purchase 200,000 shares of the Company's common stock at a price of $2.00 per share. At June 30, 1998, $400,000 was owed under a note, which has been presented as a reduction of stockholders' equity.

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 June 30, 1998


NOTE 3 -   RELATED PARTY TRANSACTIONS

In August 1995, the Company entered into employment agreements with two of its officers. These two agreements are for 36 months at a monthly compensation of $10,000 each. At June 30, 1997, $100,000 was owed to the two officers for unpaid wages. In addition, $50,000 was due to another officer at June 30, 1997 for services rendered to the Company from February 1, 1997 to June 30, 1997. At June 30, 1998, $140,000 of the unpaid wages was converted to a note payable. Interest on the note payable consists of 14,000 shares of the Company's common stock valued at $28,000 (effective interest rate of 40%).
The amount is due December 1, 1998.

In October 1995, the Company entered into a Technology License Agreement with a related party providing for a royalty of $0.25 to be paid for each tire sold by the Company utilizing the "non-pneumatic tire technology" as defined by the agreement. This agreement was subsequently amended to reduce the royalty payment from $0.25 per unit sold to $0.125 per unit sold. The royalty payments are to be paid quarterly.

As of June 30, 1998, $3,971 was owed to the Company by certain employees and related entities. $5,600 was also owed to certain related entities as of June 30, 1998. These amounts are unsecured and due on demand.

The Company entered into an Agreement of Settlement and Mutual Release on August 19, 1997 with two former officers and another employee of the Company. As part of the settlement agreements, the Company agreed to pay a total of $360,000 for accrued wages and the purchase and cancellation of 1,270,000 shares of the Company's outstanding common stock. $160,000 was paid on the date of the agreement and the remaining $200,000 was to be paid in twenty equal consecutive monthly payments.

As of June 30, 1998, salary and management fees in the amount of $576,667 had been prepaid to officers and consultants of the Company through the issuance of stock. The amount will be amortized as the salary and consulting expenses are incurred for these individuals. The amount is broken out as follows:

     1. 75,000 shares were issued to the Company's CEO in lieu of salary from July 1, 1998 to October 1, 1999. These shares were recorded at the average trading price of the stock of $2.00 on the date of issuance resulting in a prepaid amount of $150,000.

     2. 50,000 shares were issued as a management fee for services to be rendered from March 1, 1998 to February 28, 1999. These shares were recorded at the average trading price of the stock of $2.00 on the date of issuance, resulting in an initial prepaid expense of $100,000. Amortization through June 30, 1998 was $33,333, resulting in a prepaid amount of $66,667 as of June 30, 1998.

     3. 180,000 shares were issued to the Company's president in lieu of salary from July 1, 1998 to June 30, 2001. These shares were recorded at the average trading price of the stock of $2.00 on the date of issuance resulting in a prepaid amount of $360,000.

The total prepaid amount of $576,667 has been presented as a reduction of stockholders' equity (related party prepaid compensation contracts) as of June 30, 1998.

                 AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
               Notes to the Consolidated Financial Statements
                                June 30, 1998


NOTE 4 -  COMMITMENTS AND CONTINGENCIES

The Company maintains an executive office suite in Boulder City, Nevada which is currently provided to the Company at a rent charge of $425 per month.

On June 5, 1995, the Company entered into a Technology License Agreement with a related party. This agreement provides the Company the exclusive license to use, sell and license the technology for manufacturing a wheel-tire assembly known as the "Dynamic Steerable Spring." The agreement originally specified that a royalty of either $1.00 per unit sold directly by the Company or eight percent of any royalty the Company should receive from any third party licensee to be paid quarterly. The agreement was superceded on August 19, 1997. The terms of the Agreement were amended to reduce the royalty payment from $1.00 per unit sold to $0.50 per unit sold. In addition, a separate Technology License Agreement relating to the "non-pneumatic tire technology" was amended to reduce the royalty payment from $0.25 per unit sold to $0.125 per unit sold (see Note 3). All royalty payments are to be paid quarterly.

NOTE 5 -  STOCK TRANSACTIONS

Pursuant to a recission offer and agreement, the Company repurchased and canceled 34,977 shares of its outstanding common stock at $6.00 per share during the year ended June 30, 1997.

During the year ended June 30, 1997, the Company completed a public offering of 344,083 shares of common stock at $6.00 per share for total proceeds of $2,064,498. The Company also completed a private placement during January 1997 of 155,000 shares at $6.00 per share for total proceeds of $930,000.

During the year ended June 30, 1997, the Company issued 27,000 shares of common stock valued at $162,000 in lieu of outstanding debt. The Company also issued 15,000 shares of common stock valued at $91,875 for services rendered, and 15,000 shares valued at $119,880 pursuant to a management agreement (Note
4).

During the year ended June 30, 1998, the Company issued 152,250 shares of common stock valued at $492,781 in lieu of interest on promissory notes. The Company issued 400,000 shares of common stock valued at $400,000 in lieu of outstanding debt. The Company also issued 305,000 shares of common stock under related party compensation contracts valued at $610,000 and 264,752 shares of common stock for services valued at $529,504.

NOTE 6 -  LINE OF CREDIT

The Company has a line of credit with a bank. The loan is secured and accrues interest at a variable rate of approximately 12% per annum. The balance outstanding on the line of credit at June 30, 1998 was $25,000.

                     AMERICAN TIRE CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                                 June 30, 1998


NOTE 7 -  NOTES PAYABLE

During the year ended June 30, 1998, the Company entered into various promissory notes payable for a total of $1,122,500 as of June 30, 1998. As part of the original note agreements, prepaid interest was to be paid on each note in the form of shares of the Company's common stock. The shares were recorded at a total value of $492,781 (effective interest rate of approximately 65%). Amortization of the interest through June 30, 1998 was $341,039 resulting in prepaid interest of $151,742 as of June 30, 1998. The notes have maturity dates ranging from July 2, 1998 to December 23, 1998. Therefore, the entire amount is considered to be a current liability as of June 30, 1998. Of the $1,122,500 due at June 30, 1998, $140,000 was due to
the Company's CEO (a related party).

NOTE 8 -  GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $6,522,221 at June 30, 1998 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its patented tires and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs.

NOTE 9 -  STOCK OPTIONS OUTSTANDING

The Company's Board of Directors has authorized a Non-Qualified Stock Option Plan that allows for the Company to issue options to purchase up to 35,000 shares of the Company's common stock that may be issued to consultants or others that provide professional services to the Company. The stock options have been valued at fair market value according to FAS 123, "Accounting for Stock-Based Compensation." Stock option activity for the year ended June 30, 1998 consisted of the following:
                                                           Number
                                                          Of Shares
                                                         ------------
             Outstanding at June 30, 1997                      20,000
             Granted during the year                             -
             Exercised during the year                         (5,500)
                                                         ------------
             Outstanding at June 30, 1998                      14,500
                                                         ============

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                       (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                                June 30, 1998


NOTE 9 -  STOCK OPTIONS OUTSTANDING (Continued)

The 20,000 stock options outstanding at June 30, 1998 are summarized as follows:

      Date         Number of     Exercise      Expiration
    Issued         Options        Price           Date
    ------        ---------      --------      ----------
 May 31, 1997       14,500        $2.00       May 31, 1999


NOTE 10 -  SUBSEQUENT EVENTS

Subsequent to June 30, 1998, the Company issued 1,725,250 shares of its common stock in lieu of notes payable valued at $1,490,750.