Form 10QSB
period 1998-09-30
AMERICAN TIRE CORP
filed 1999-06-01
CIK 945828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-94318-C


                          AMERICAN TIRE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             NEVADA                                           87-0535207
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

705-B YUCCA STREET, BOULDER CITY, NEVADA                       44266
-----------------------------------------                 -------------------
(Address of principal executive offices)                      (Zip Code)

                                (702) 293-1930
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ ] No [X] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 5,220,500 shares of common stock, par value $0.001, as of September 30, 1998.

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

     The unaudited balance sheet of the Company as of September 30, 1998; the related audited balance sheet of the Company as of June 30, 1998; the related unaudited statements of operations and cash flows for the three month period ended September 30, 1998 and 1997 and from January 30, 1995 (inception) through September 30, 1998; and the unaudited statement of shareholders' equity for the period from January 30, 1995 (inception) through September 30, 1998 are attached hereto and incorporated herein by this reference

     Operating results for the three month period ended September 30, 1998 is not necessarily indicative of the results that can be expected for the Company's fiscal year ending June 30, 1999.

                    AMERICAN TIRE CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                  SEPTEMBER 30,     JUNE 30,
                                                     1998             1998
                                                 ------------     ------------
                                                  (Unaudited)
Current Assets:
   Cash and cash equivalents                     $     14,805     $   278,822
   Accounts receivable                                167,907          89,463
   Accounts receivable - related parties (Note 3)        -              3,971
   Inventory (Note 1)                                 160,798         138,852
   Prepaid expenses                                    84,915         173,052
                                                   ----------      ----------
          Total Current Assets                        428,425         684,160
                                                   ----------      ----------
Property and Equipment (Note 1)
   Land                                                59,000          59,000
   Building and improvements                          296,740         291,010
   Equipment and vehicles                           1,080,744         995,138
   Furniture and fixtures                              39,723          39,124
      Less: accumulated depreciation                 (355,730)       (301,686)
                                                   ----------      ----------
                                                    1,120,477       1,082,586
                                                   ----------      ----------

Other Assets:
   Patents (Note 1)                                    55,542          55,542
   Deposits                                               854             854
                                                   ----------      ----------
          Total Other Assets                           56,396          56,396
                                                   ----------      ----------
TOTAL ASSETS                                       $1,605,298      $1,823,142
                                                   ==========      ==========











The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                   CONSOLIDATED BALANCE SHEETS (Continued)


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  SEPTEMBER 30,     JUNE 30,
                                                      1998            1998
                                                 ------------     ------------
                                                  (Unaudited)
Current Liabilities:
   Accounts payable                              $    374,467     $   345,278
   Accounts payable - related parties                     500           5,600
   Accrued expenses                                    12,041          17,072
   Line of credit                                        -             25,000
   Notes payable                                      743,699       1,122,500
                                                   ----------      ----------
          Total current liabilities                 1,130,707       1,515,450
                                                   ----------      ----------
TOTAL LIABILITIES                                   1,130,707       1,515,450
                                                   ----------      ----------
Stockholder Equity:
   Preferred stock, par value $0.001,
    5,000,000 shares authorized, 0 shares
    issued and outstanding                               -               -
   Common stock, par value $0.001, 25,000,000
    shares authorized, 5,220,500 and 4,619,250
    shares issued and outstanding, respectively         5,221           4,619
   Additional paid-in capital                       8,401,938       7,798,789
   Stock subscription receivable                     (400,000)       (400,000)
   Related party prepaid compensation contracts      (491,667)       (576,667)
   Other comprehensive income                           7,805           3,172
   Deficit accumulated during the
    development stage                              (7,048,706)     (6,522,221)
                                                   ----------      ----------
          Total stockholders' equity                  474,591         307,692
                                                   ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $1,605,298      $1,823,142
                                                   ==========      ==========
















The accompanying notes are an integral part of these consolidated financial statements.

             AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                        From
                                                        For the        For the      Inception on
                                                     Three Months   Three Months    January 30,
                                                         Ended          Ended       1995 Through
                                                     September 30,  September 30,   September 30,
                                                          1998           1997           1998
                                                     ------------   ------------    ------------
NET SALES                                            $    112,742   $    106,058    $    555,507

COST OF SALES                                              78,823         85,339         393,579
                                                     ------------   ------------    ------------
GROSS PROFIT                                               33,919         20,719         161,928
                                                     ------------   ------------    ------------
EXPENSES
 Consulting                                                25,000         38,070         658,645
 Payroll and payroll taxes                                226,252        172,621       2,230,491
 Depreciation and amortization                             53,094        121,453         435,316
 Bad debt expense                                            -              -             34,833
 Selling, general and administrative                      176,712        134,423       1,597,966
                                                     ------------   ------------    ------------
    Total Expenses                                        481,058        466,567       4,957,251
                                                     ------------   ------------    ------------
INCOME BEFORE OTHER INCOME (EXPENSES)                    (447,139)      (445,848)     (4,795,323)
                                                     ------------   ------------    ------------
OTHER INCOME (EXPENSES)
 Other income                                              17,797            442          73,893
 Interest income                                            1,300          2,197          36,891
 Interest expense                                         (98,443)        (4,187)       (523,960)
 Impairment loss                                             -              -         (1,694,111)
 Inventory impairment loss                                   -              -           (140,712)
 Loss on disposition of assets                               -              -             (5,384)
                                                     ------------   ------------    ------------
TOTAL OTHER INCOME (EXPENSES)                             (79,346)        (1,548)     (2,353,383)
                                                     ------------   ------------    ------------
NET LOSS                                             $   (526,485)  $   (447,396)   $ (7,048,706)
                                                     ------------   ------------    ------------
OTHER COMPREHENSIVE INCOME
 Foreign currency adjustments                               4,633           -              7,805
                                                     ------------   ------------    ------------
NET COMPREHENSIVE LOSS                               $   (521,852)  $   (447,396)   $ (7,040,901)
                                                     ============   ============    ============
NET LOSS PER SHARE                                   $      (0.11)  $      (0.11)
                                                     ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES                       4,919,079      3,932,248
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

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)

                                                                                         Related       Deficit
                                                                                          Party      Accumulated
                                                  Additional     Other        Stock      Prepaid     During the
                               Common Stock         Paid-in  Comprehensive Subscription Compensation Development
                            Shares       Amount     Capital      Income     Receivable   Contracts     Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------

Balance, June 30, 1997      4,561,748 $     4,562 $ 5,582,811  $     2,984  $  (50,000) $           $(2,254,392)

Exercise of options for
 common stock at $2.50
 per share                      5,500           5      13,745         -           -            -           -

Common stock repurchased
 at $0.18 per share(Note 3)(1,270,000)     (1,270)   (228,730)        -           -            -           -

Common stock issued in lieu
 of interest on promissory
 notes at approximately
 $3.24 per share              152,250         152     492,629         -           -            -           -

Common stock issued in lieu
 of notes payable at $1.00
 per share                    400,000         400     399,600         -           -            -           -

Common stock issued as
 prepaid salary under related
 party compensation contracts
 at $2.00 per share           305,000         305     609,695         -           -        (610,000)       -

Common stock issued for
 subscription receivable
 at $2.00 per share           200,000         200     399,800         -       (400,000)        -           -

Common stock issued for
 services at $2.00 per
 share                        264,752         265     529,239         -           -            -           -

Receipt of stock
 subscriptions                   -           -           -            -         50,000         -           -

Currency translation
 adjustment                      -           -           -             188        -            -           -

Amortization of prepaid
 compensation contracts          -           -           -            -           -          33,333        -

Net loss for the year
 ending June 30, 1998           -          -           -           -             -             -     (4,267,829)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance, June 30, 1998      4,619,250 $     4,619 $ 7,798,789  $     3,172  $  (400,000)$  (576,667)$(6,522,221)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------

                     AMERICAN TIRE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                         Related       Deficit
                                                                                          Party      Accumulated
                                                  Additional     Other        Stock      Prepaid     During the
                               Common Stock         Paid-in  Comprehensive Subscription Compensation Development
                            Shares       Amount     Capital      Income     Receivable   Contracts     Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------

Balance, June 30, 1998      4,619,250 $     4,619 $ 7,798,789  $     3,172  $ (400,000) $ (576,667) $(6,522,221)

Common stock issued in lieu
 of interest on promissory
 notes at $3.00 per share
 (Unaudited)                    1,250           2       3,749         -           -           -            -

Common stock issued in lieu
 of notes payable at 1.00
 per share
 (unaudited)                  600,000         600     599,400         -           -           -            -

Currency translation
 adjustment (unaudited)          -           -           -           4,633        -           -            -

Amortization of prepaid
 compensation contracts
 (unaudited)                     -           -           -            -           -         85,000         -

Net loss for the 3 months
 ended September 30, 1998
 (unaudited)                     -           -           -           -            -           -       (526,485)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance at September 30,
 1998 (unaudited)           5,220,500 $     5,221 $ 8,401,938  $     7,805  $  (400,000)$  (491,667)$(7,048,706)
                          =========== =========== ===========  ===========  =========== =========== ===========



The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                                                        From
                                                       For the       For the        Inception on
                                                     Three Months   Three Months    January 30,
                                                         Ended          Ended       1995 Through
                                                     September 30,  September 30,   September 30,
                                                          1998           1997           1998
                                                      ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                             $    (526,485)  $   (447,396)   $(7,048,706)
 Adjustments to Reconcile Net (Loss) to
  Net Cash (Used) by Operating Activities:
    Depreciation and amortization                           53,094       121,453         435,316
    Bad debt expense                                          -             -             34,833
    Loss on disposition of assets                             -             -              5,384
    Impairment loss                                           -             -          1,694,111
    Inventory impairment loss                                 -             -            140,712
    Common stock issued for services                          -           13,750         870,259
    Services provided in lieu of cash payment
     on subscriptions receivable                              -             -             75,000
    Common stock issued in lieu of interest                  3,751          -            496,532
  Changes in Assets and Liabilities:
     (Increase) decrease in accounts receivable
      and accounts receivable - related party              (74,473)      (44,428)       (192,747)
     (Increase) decrease in inventory                      (21,946)       14,356        (301,510)
     (Increase) decrease in prepaid expenses                88,137        33,191         (51,582)
     (Increase) decrease in other assets                     -            (1,763)         66,533
     Increase (decrease) in accounts payable and
      accrued expenses                                    230,623         93,943         487,573
                                                       ----------     ----------    ------------
  Net Cash (Used) by Operating Activities                (247,299)      (216,894)     (3,288,292)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property and equipment                      (120,711)       (32,071)     (1,469,764)
 Purchase of subsidiary                                      -              -           (400,000)
                                                     ------------   ------------    ------------
  Net Cash (Used) in Investing Activities            $   (120,711)  $    (32,071)   $ (1,869,764)
                                                     ------------   ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
              Consolidated Statements of Cash Flows (Continued)
                                 (Unaudited)
                                                                                        From
                                                       For the       For the        Inception on
                                                     Three Months   Three Months    January 30,
                                                         Ended          Ended       1995 Through
                                                     September 30,  September 30,   September 30,
                                                          1998           1997           1998
                                                      ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock subscription receivable          $      -      $     50,000     $    50,000
 Repurchase of common stock                                  -          (230,000)       (439,862)
 Payment of stock offering costs                             -              -           (160,401)
 Proceeds from notes payable                              128,993           -          2,364,331
 Payments made on notes payable and line of credit        (25,000)         7,779        (429,838)
 Payments made to related parties                            -              -            (10,000)
 Common stock issued for cash                                -              -          3,798,631
                                                     ------------   ------------    ------------
     Net Cash Provided (Used) by Financing
      Activities                                          103,993       (172,221)      5,172,861
                                                     ------------   ------------    ------------
NET INCREASE (DECREASE) IN CASH                          (264,017)      (421,186)         14,805

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                278,822        501,449            -
                                                     ------------   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $     14,805   $     80,263    $     14,805
                                                     ============   ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

  CASH PAID FOR:
     Interest                                        $        411   $      4,187    $     56,449
     Income taxes                                    $       -      $       -       $       -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for services rendered           $       -      $     13,750    $    870,259
 Common stock issued in lieu of debt and interest    $    603,751   $       -       $  1,658,532
 Common stock issued for acquisition of subsidiary   $       -      $       -       $  1,550,000
 Common stock issued as prepaid salary









The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN TIRE CORPORATION AND SUBSIDIARY
                            (A DEVELOPMENT STAGE COMPANY)
                Notes to the Unaudited Consolidated Financial Statements
                              September 30, 1998

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The consolidated financial statements include those of American Tire Corporation (ATC) and its wholly-owned subsidiary, Urathon Limited (UL) (formerly UTI Chemicals (Europe) Limited). Collectively, they are referred to herein as "the Company".

ATC was incorporated under the laws of the State of Nevada on January 30, 1995. The Company was organized to take advantage of existing proprietary and non-proprietary technology available for the manufacturing of specialty tires. ATC has had limited operations since its organization and is a "development stage" company. The Company is engaged in the manufacturing, marketing, distribution, and sales of "flatfree" specialty tires from its manufacturing facility located in Ravenna, Ohio.

b.  Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year end.

c.  Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. The Company's cash account at its bank is insured by the FDIC up to $100,000. The account balance was not in excess of the insured limits at September 30,1998.

d.  Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of stock options, have not been included in the calculation as their effect is antidilutive for the periods presented.

e.  Principles of Consolidation

The September 30, 1998 consolidated financial statements include those of American Tire Corporation and its wholly-owned subsidiary, Urathon Limited. All significant intercompany accounts and transactions have been eliminated.

For the Company's foreign subsidiary (UL), the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at the period-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the period. The resultant cumulative translation adjustments to the assets and liabilities are recorded as a separate component of stockholders' equity. Exchange adjustments resulting from foreign currency transactions are included in the determination of net income (loss). Such amounts are immaterial for all periods presented.

                    AMERICAN TIRE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
              Notes to the Unaudited Consolidated Financial Statements
                                September 30, 1998

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

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

g.  Provision for Taxes

As of September 30, 1998, the Company has net operating loss carry forwards of approximately $7,000,000 that will expire in 2013. No tax benefit has been reported in the consolidated financial statements because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

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

                  Building and improvements     40 years
                  Equipment and vehicles        5 to 7 years
                  Furniture and fixtures        7 years

Depreciation expenses for the quarter ended September 30, 1998 and 1997 was $53,094 and $121,453, respectively.

j.  Revenue Recognition

Revenue is recognized upon shipment of goods to the customer.

                     AMERICAN TIRE CORPORATION AND SUBSIDIARY
                           (A Development Stage Company)
              Notes to the Unaudited Consolidated Financial Statements
                                September 30, 1998

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

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

                     AMERICAN TIRE CORPORATION AND SUBSIDIARY
                           (A Development Stage Company)
               Notes to the Unaudited Consolidated Financial Statements
                                September 30, 1998

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

l.  Patents

Patents and related technology have been capitalized at September 30, 1998. The patents are still pending and no amortization of the costs has been recorded for the quarter ended September 30,1998.

m.  Change in Accounting Principle

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" during the year ended June 30, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has retroactively applied the provisions of this new standard by showing the other comprehensive income (loss) for all periods presented.

n.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

NOTE 2 -  STOCK SUBSCRIPTION RECEIVABLE

During the year ended June 30, 1998, an officer of the Company signed an agreement and note to purchase 200,000 shares of the Company's common stock at a price of $2.00 per share. At September 30, 1998, the $400,000 owed under a note, has been presented as a reduction of stockholders' equity.

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

As of September 30, 1998, $500 was owed to certain related entities. These amounts are unsecured and due on demand.

The Company entered into an Agreement of Settlement and Mutual Release on August 19, 1997 with two former officers and another employee of the Company. As part of the settlement agreements, the Company agreed to pay a total of $360,000 for accrued wages and the purchase and cancellation of 1,270,000 shares of the Company's outstanding common stock. $160,000 was paid on the date of the agreement and the remaining $200,000 was to be paid in twenty equal consecutive monthly payments. At September 30, $70,000 remained owing under the agreement.

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
          Notes to the Unaudited Consolidated Financial Statements
                              September 30, 1998

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

As of June 30, 1998, salary and management fees in the amount of $576,667 had been prepaid to officers and consultants of the Company through the issuance of stock. The amount will be amortized as the salary and consulting expenses are incurred for these individuals. The amount is broken out as follows:

     1. 75,000 shares were issued to the Company's CEO in lieu of salary from July 1, 1998 to October 1, 1999. These shares were recorded at the average trading price of the stock of $2.00 on the date of issuance resulting in a prepaid amount of $150,000. Amortization through September 30, 1998 was $30,000, resulting in a prepaid amount of $120,000 as of September 30, 1998

     2. 50,000 shares were issued as a management fee for services to be rendered from March 1, 1998 to February 28, 1999. These shares were recorded at the average trading price of the stock of $2.00 on the date of issuance, resulting in an initial prepaid expense of $100,000. Amortization through September 30, 1998 was $58,333, resulting in a prepaid amount of $41,667 as of September 30, 1998.

     3. 180,000 shares were issued to the Company's president in lieu of salary from July 1, 1998 to June 30, 2001. These shares were recorded at the average trading price of the stock of $2.00 on the date of issuance resulting in an initial prepaid expense of $360,000. Amortization through September 30, 1998 was $30,000, resulting in a prepaid amount of $330,000 as of September 30, 1998

The total prepaid amount of $491,667 has been presented as a reduction of stockholders' equity (related party prepaid compensation contracts) as of September 30, 1998.

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

The Company maintains an executive office suite in Boulder City, Nevada which is currently provided to the Company at a rent charge of $425 per month.

NOTE 5 -  LINE OF CREDIT

The Company has a line of credit with a bank. The loan is secured and accrues interest at a variable rate of approximately 12% per annum. The balance outstanding on the line of credit at September 30, 1998 was $-0-.

NOTE 6 -  NOTES PAYABLE

During the year ended June 30, 1998, the Company entered into various promissory notes payable for a total of $1,122,500. As part of the original note agreements, prepaid interest was to be paid on each note in the form of shares of the Company's common stock. The shares were recorded at a total value of $492,781 (effective interest rate of approximately 65%). During the quarter ended September 30, 1998, the Company entered into a promissory note payable for the amount of $12,500. As part of the original note agreement, prepaid interest was to be paid on the note in the form of shares of the Company's common stock. The shares were recorded at a value of $3,750 (effective interest rate of approximately 60.0%)

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
          Notes to the Unaudited Consolidated Financial Statements
                            September 30, 1998


Amortization of the interest through September 30, 1998 was $92,351 resulting in prepaid interest of $63,271 as of September 30, 1998.

Notes having maturity dates ranging from July 2, 1998 to September 30, 1998 amounting to $600,000 were presented for payment. The Company elected, under the terms of the note payable, to issue 600,000 shares of common stock at the rate of one share for each $1.00 of note.

During the quarter ended September 30, 1998 the Company entered into a promissory note with an unrelated third party. The note terms include an additional payment of $12,500 due at the due date November 18, 1998(effective interest rate of approximately 75%). Interest rate of 12% applies to all principal if not paid at maturity.

The entire amount of these notes is considered to be a current liability as of September 30, 1998. Of the $743,699 due at September 30, 1998, $140,000 was
due to the Company's CEO (a related party).

NOTE 7 -  STOCK OPTIONS OUTSTANDING

The Company's Board of Directors has authorized a Non-Qualified Stock Option Plan that allows for the Company to issue options to purchase up to 35,000 shares of the Company's common stock that may be issued to consultants or others that provide professional services to the Company. The stock options have been valued at fair market value according to FAS 123, "Accounting for Stock-Based Compensation." Stock option activity for the quarter ended September 30, 1998 consisted of the following:
                                                           Number
                                                          Of Shares
                                                         ------------
             Outstanding at June 30, 1998                      14,500
             Granted during the quarter                            -
             Exercised during the quarter                      (   - )
                                                         ------------
             Outstanding at September 30, 1998                 14,500
                                                         ============
The 14,500 stock options outstanding at September 30, 1998 are summarized as follows:

      Date         Number of     Exercise      Expiration
    Issued         Options        Price           Date
    ------        ---------      --------      ----------
 May 31, 1997       14,500        $2.00       May 31, 1999

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

     The Company's revenues are generated primarily by its business operations in the United States. However in February 1997, the Company acquired all of the capital stock of its current subsidiary Urathon Limited. For the quarters ended September 30, 1998 and 1997, the functional currency for the Company's foreign subsidiary (Urathon Limited) has been determined to be the British Pound Sterling. Assets and liabilities have been translated at period end exchange rates and operating statement items are translated at average exchange rates prevailing during the period. For the quarters ended September 30, 1998 and 1997, the Company had a gain of $4,633 and $0, respectively, as a result of foreign currency translation adjustments.

Quarter ended September 30, 1998 compared to September 30, 1997
---------------------------------------------------------------

     Total revenues for the quarter ended September 30, 1998 was $112,742 compared to $106,058 for the same period in 1997. Costs of sales for the quarter ended September 30, 1998 were $78,823, or 69.9% of sales as compared to $85,339, or 80.5% of sales for the year ended September 30, 1997. The decrease in the cost of sales as a percent of sales for fiscal year 1998 compared to fiscal year 1997 is attributable to efficiencies developed in the Company's manufacturing process during the period. The Company knows of no predictable events or uncertainties that may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations other than the lack of working capital.

     Corporate Expense. For the quarter ended September 30, 1998, total operating expenses were $481,050, consisting of mainly of payroll and payroll taxes of $226,252 and selling, general and administrative expenses of $176,713, resulting in a loss from operations of $(447,140). Total operating expenses for the quarter ended September 30, 1997 were $466,567, mainly consisting of payroll and payroll taxes of $172,621, depreciation and amortization of $121,453, and selling, general and administrative expenses of $143,423, resulting in a loss from operations of $(445,848).

     Interest Expense. Interest expense for the quarter ended September 30, 1998 was $98,443 compared to $4,187 for the same period in 1997. The increase in interest expense for the quarter in 1998 is directly attributed to issuance of convertible promissory notes during the period and the prepayment of interest in connection therewith.

     The Company experienced a net comprehensive loss of $(521,852) for the quarter ended September 30, 1998 compared a loss of $(447,396) for the same period in 1997. The basic loss per share for the quarter was $(0.11) in both 1998 and 1997, based on the weighted average number of shares outstanding of 4,919,079 and 3,932,248, respectively.

Liquidity and Capital Resources
-------------------------------

     During the quarter ended September 30, 1998, the Company issued 1,250 shares of its common stock to note holders in lieu of interest on convertible promissory notes at approximately $3.00 per share for a value of $492,781. In connection therewith, 600,000 shares of common stock were issued to the holders of the convertible promissory notes on conversion of $600,000 of such notes at a conversion price of $1.00 per share.

     The Company had current assets of $428,425 and current liabilities of $1,130,707, for a working capital deficit of $(702,282) at September 30, 1998. The Company had cash and cash equivalents of $14,805 and accounts receivable of $167,907 for the same period. Net cash used in operations for the quarter ended September 30, 1998 was $247,299 and $216,894 for the quarter ended September 30, 1997. Cash used in operations for the quarter ended September 30, 1998 was funded primarily by cash received from the sale of convertible promissory notes.

     At September 30, 1998, the Company had net property and equipment of $1,120,477, after deduction of $355,730 in accumulated depreciation, The Company's property and equipment consists mainly of land ($59,000), building and improvements ($296,740), and equipment ($1,109,520). Because at September 30, 1998, the Company has an accumulated deficit during the development stage of $(6,522,221), has a working capital deficit and limited internal financial resources, the report of the Company's auditor contains a going concern modification as to the ability of the Company to continue. During fiscal 1998, the Company began to effect measures to reduce cash outflows and increase working capital thru the issuance of additional shares of common stock for services and conversion of debt.

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

Principal Customers
-------------------

     During the quarter he Company had no individual customer that accounted for more than 10% of the Company's revenues.

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

                                         AMERICAN TIRE CORPORATION
                                         [Registrant]



Dated: June 1, 1999                      /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Principal Accounting Officer