Form 10QSB/A
period 1998-09-30
AMERICAN TIRE CORP
filed 1999-06-02
CIK 945828

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

     Corporate Expense. For the quarter ended September 30, 1998, total operating expenses were $481,058, consisting of mainly of payroll and payroll taxes of $226,252 and selling, general and administrative expenses of $176,712, resulting in a loss from operations of $(447,149). Total operating expenses for the quarter ended September 30, 1997 were $466,567, mainly consisting of payroll and payroll taxes of $172,621, depreciation and amortization of $121,453, and selling, general and administrative expenses of $143,423, resulting in a loss from operations of $(445,848).

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

Liquidity and Capital Resources
-------------------------------

     During the quarter ended September 30, 1998, the Company issued 1,250 shares of its common stock to note holders in lieu of interest on convertible promissory notes at approximately $3.00 per share for a value of $3,750. In connection therewith, 600,000 shares of common stock were issued to the holders of the convertible promissory notes on conversion of $600,000 of such notes at a conversion price of $1.00 per share.

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

     At September 30, 1998, the Company had net property and equipment of $1,120,477, after deduction of $355,730 in accumulated depreciation, The Company's property and equipment consists mainly of land ($59,000), building and improvements ($296,740), and equipment ($1,080,744). Because at September 30, 1998, the Company has an accumulated deficit during the development stage of $(7,046,706), has a working capital deficit and limited internal financial resources. The report of the Company's auditor for the Company's fiscal year end at June 30, 1998, contains a going concern modification as to the ability of the Company to continue. During fiscal 1998, the Company began to effect measures to reduce cash outflows and increase working capital thru the issuance of additional shares of common stock for services and conversion of debt.

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