Form 10QSB
period 1998-12-31
AMERICAN TIRE CORP
filed 1999-06-04
CIK 945828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 1998

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ ] No [X] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 5,743,000 shares of common stock, par value $0.001, as of December 31, 1998.

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

     The unaudited balance sheet of the Company as of December 31, 1998; the related audited balance sheet of the Company as of June 30, 1998; the related unaudited statements of operations and cash flows for the three and six month periods ended December 31, 1998 and 1997 and from January 30, 1995 (inception) through December 31, 1998; and the unaudited statement of shareholders' equity for the period from January 30, 1995 (inception) through December 31, 1998 are attached hereto and incorporated herein by this reference.

     Operating results for the three and six month periods ended December 31, 1998 is not necessarily indicative of the results that can be expected for the Company's fiscal year ending June 30, 1999.

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                         Consolidated Balance Sheet

                                    ASSETS
                                    ------
                                                  December 31,     June 30,
                                                      1998           1998
                                                  ------------   ------------
                                                   (Unaudited)
CURRENT ASSETS

 Cash and cash equivalents                        $      4,471   $    278,822
 Accounts receivable                                   198,473         89,463
 Accounts receivable - related party                         -          3,971
 Inventory                                             137,983        138,852
 Prepaid expenses                                       26,659        173,052
                                                  ------------   ------------

     Total Current Assets                              367,586        684,160
                                                  ------------   ------------
PROPERTY AND EQUIPMENT

 Land                                                   59,000         59,000
 Building and improvements                             296,741        291,010
 Equipment and vehicles                              1,080,723        995,138
 Furniture and fixtures                                 38,963         39,124
   Less: accumulated depreciation                     (409,269)      (301,686)
                                                  ------------   ------------

     Total Property and Equipment                    1,066,158      1,082,586
                                                  ------------   ------------

OTHER ASSETS:

 Patents                                                55,542         55,542
 Deposits                                                  854            854
                                                  ------------   ------------

     Total Other Assets                                 56,396        56,396
                                                  ------------   ------------


     TOTAL ASSETS                                 $  1,490,140   $  1,823,142
                                                  ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                    Consolidated Balance Sheet (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                  December 31,     June 30,
                                                      1998           1998
                                                  ------------   ------------
                                                   (Unaudited)
CURRENT LIABILITIES

 Accounts payable                                 $    617,307   $    345,278
 Accounts payable - related parties                     47,600          5,600
 Accrued expenses                                       37,205         17,072
 Line of credit                                              -         25,000
 Notes Payable                                         157,500      1,122,500
                                                  ------------   ------------
     Total Current Liabilities                         859,612      1,515,450
                                                  ------------   ------------

TOTAL LIABILITIES                                      859,612      1,515,450
                                                  ------------   ------------


STOCKHOLDERS' EQUITY:

 Preferred stock, par value $0.001,
   5,000,000 shares authorized, 0 shares
   issued and outstanding                                    -              -
 Common stock, par value $0.001, 25,000,000
   shares authorized, 5,743,000 and 4,619,250
   shares issued and outstanding, respectively           5,743          4,619
 Additional paid-in capital                          8,923,915      7,798,789
 Stock subscription receivable                        (400,000)      (400,000)
 Related party prepaid compensation contracts         (406,667)      (576,667)
 Other comprehensive income                              8,562          3,172
 Deficit accumulated during the development stage   (7,501,025)    (6,522,221)
                                                  ------------   ------------
     Total Stockholders' Equity                        630,528        307,692
                                                  ------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  1,490,140   $  1,823,142
                                                  ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                     Consolidated Statements of Operations
                                 (Unaudited)

                                                                                                       From
                                        For the        For the        For the         For the      Inception on
                                     Three Months    Three Months    Six Months     Six Months      January 30,
                                         Ended          Ended           Ended          Ended       1995 Through
                                      December 31,    December 31,    December 31,  December 31,    December 31,
                                          1998           1997           1998            1997            1998
                                      ------------   ------------    ------------   ------------   ------------
NET SALES                             $    134,556   $    115,101   $    247,298    $    221,159   $    690,063

COST OF SALES                               87,855         76,863        166,678         162,202        481,434
                                      ------------   ------------    ------------   ------------   ------------
GROSS MARGIN                                46,701         38,238         80,620          58,957        208,629
                                      ------------   ------------    ------------   ------------   ------------

EXPENSES

 Consulting                                 25,000         29,970         50,000          68,040        683,645
 Payroll and payroll taxes                 199,614        189,295        425,866         361,916      2,430,105
 Depreciation and amortization              54,748        131,201        107,842         252,654        490,064
 Bad debt expense                                -              -              -               -         34,833
 Selling, general and administrative       132,122        161,731        308,834         296,154      1,730,088
                                      ------------   ------------    ------------   ------------   ------------

    Total Expenses                         411,484        512,197        892,542         978,764      5,368,735
                                      ------------   ------------    ------------   ------------   ------------
LOSS BEFORE OTHER INCOME (EXPENSE)        (364,783)      (473,959)      (811,922)       (919,807)    (5,160,106)
                                      ------------   ------------    ------------   ------------   ------------
OTHER INCOME (EXPENSES)
 Other income                                 (187)             -         17,610             442         73,706
 Interest income                               873            774          2,173           2,971         37,764
 Interest expense                          (88,222)       (51,908)      (186,665)        (56,095)      (612,182)
 Impairment loss                                 -              -              -               -     (1,694,111)
 Inventory impairment loss                       -              -              -               -       (140,712)
 Loss on disposition of assets                   -         (2,898)             -          (2,898)        (5,384)
                                      ------------   ------------    ------------   ------------   ------------
   Total Other Income (Expense)            (87,536)       (54,032)       (166,882)       (55,580)    (2,340,919)
                                      ------------   ------------    ------------   ------------   ------------
NET LOSS                              $   (452,319)  $   (527,991)   $  (978,804)   $   (975,387)  $ (7,501,025)
                                      ------------   ------------    ------------   ------------   ------------
OTHER COMPREHENSIVE INCOME
 Foreign currency adjustments                  757              -          5,390               -          8,562
                                      ------------   ------------    ------------   ------------   ------------

NET COMPREHENSIVE LOSS                $   (451,562)  $   (527,991)   $  (973,414)   $   (975,387)  $ (7,492,463)
                                      ============   ============    ===========    ============   ============
NET LOSS PER SHARE                    $      (0.08)  $      (0.16)   $     (0.18)   $      (0.27)
                                      ============   ============    ===========    ============

WEIGHTED AVERAGE NUMBER OF SHARES        5,349,250      3,323,081       5,349,250      3,667,486
                                      ============   ============    ============   ============


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

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)

                                                                                         Related       Deficit
                                                                                          Party      Accumulated
                                                  Additional     Other        Stock      Prepaid     During the
                               Common Stock         Paid-in  Comprehensive Subscription Compensation Development
                            Shares       Amount     Capital      Income     Receivable   Contracts     Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------

Balance, June 30, 1997      4,561,748 $     4,562 $ 5,582,811  $     2,984  $   (50,000) $          $(2,254,392)

Exercise of options for
 common stock at $2.50
 per share                      5,500           5      13,745         -            -           -           -

Common stock repurchased
 at $0.18 per share        (1,270,000)     (1,270)   (228,730)        -            -           -           -

Common stock issued in lieu
 of interest on promissory
 notes at approximately
 $3.24 per share              152,250         152     492,629         -            -           -           -

Common stock issued in lieu
 of notes payable at $1.00
 per share                    400,000         400     399,600         -            -           -           -

Common stock issued as
 prepaid salary under related
 party compensation contracts
 at $2.00 per share           305,000         305     609,695         -            -       (610,000)       -

Common stock issued for
 subscription receivable
 at $2.00 per share           200,000         200     399,800         -        (400,000)       -           -

Common stock issued for
 services at $2.00 per
 share                        264,752         265     529,239         -            -           -           -

Receipt of stock
 subscriptions                   -           -           -            -          50,000        -           -

Currency translation
 adjustment                      -           -           -             188         -           -           -

Amortization of prepaid
 compensation contracts          -           -           -            -            -         33,333        -

Net loss for the year
 ending June 30, 1998            -           -           -            -            -           -     (4,267,829)
                          ----------- ----------- -----------  -----------  -----------  ---------- -----------
Balance, June 30, 1998      4,619,250 $     4,619 $ 7,798,789  $     3,172  $  (400,000) $ (576,667)$(6,522,221)
                          =========== =========== ===========  ===========  ===========  ========== ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN TIRE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                         Related       Deficit
                                                                                          Party      Accumulated
                                                  Additional     Other        Stock      Prepaid     During the
                               Common Stock         Paid-in  Comprehensive Subscription Compensation Development
                            Shares       Amount     Capital      Income     Receivable   Contracts     Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------

Balance, June 30, 1998      4,619,250 $     4,619 $ 7,798,789  $     3,172  $ (400,000)  $(576,667) $(6,522,221)

Common stock issued in lieu
 of interest on promissory
 notes at $3.00 per share
 (Unaudited)                    1,250           2       3,749         -           -           -            -

Common stock issued in lieu
 of notes payable at 1.00
 per share
 (unaudited)                1,122,500       1,122   1,121,377         -           -           -            -

Currency translation
 adjustment (unaudited)          -           -           -           5,390        -           -            -

Amortization of prepaid
 compensation contracts
 (unaudited)                     -           -           -            -           -        170,000         -

Net loss for the 6 months
 ended December 31, 1998
 (unaudited)                     -           -           -            -           -           -        (978,804)
                          ----------- ----------- -----------  -----------  -----------  ---------  -----------
Balance at December 31,
 1998 (unaudited)           5,743,000 $     5,743 $ 8,923,915  $     8,562  $  (400,000) $(406,667) $(7,501,025)
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

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                       From
                                         For the      For the         For the        For the       Inception on
                                       Three Months  Three Months   Six Months      Six Months     January 30,
                                         Ended         Ended           Ended           Ended       1995 Through
                                      December 31,   December 31,   December 31,    December 31,   December 31,
                                          1998           1997           1998           1997           1998
                                      ------------   ------------    ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                              $   (452,319)  $   (527,991)  $   (978,804)   $   (975,387)  $ (7,501,025)
 Adjustments to Reconcile Net Loss to
  Net Cash (Used) by Operating
   Activities:
    Depreciation and amortization           54,748        131,201        107,842         252,654        490,064
    Bad debt expense                          -              -              -               -            34,833
    Loss on disposition of assets             -             2,898           -              2,898          5,384
    Impairment loss                           -              -              -               -         1,694,111
    Inventory impairment loss                 -              -              -               -           140,712
    Common stock issued for services          -              -              -             13,750        870,259
    Services provided in lieu of cash
     payment on subscriptions
     receivable                               -              -              -               -            75,000
    Common stock issued in lieu of
     interest                                 -           161,875          3,750         161,875        496,531
  Changes in Assets and Liabilities:
     (Increase) decrease in accounts
      receivable and accounts
      receivable- related                  (30,566)        28,341       (105,039)        (16,087)      (223,313)
     (Increase) decrease in inventory       22,815         (1,801)           869          12,555       (278,695)
     (Increase) decrease in prepaid
      expenses                             143,256        (96,513)       316,393         (63,322)       176,674
     (Increase) decrease in other assets      -           (16,776)          -            (18,539)        66,533
     Increase (decrease) in accounts
      payable and accrued expenses         160,389         22,834        292,162         210,068        543,512
     Increase (decrease in accounts
      payable related parties               47,100         30,024         42,000         (68,668)        47,600
                                      ------------   ------------   ------------    ------------   ------------
  Net Cash (Used) by Operating
   Activities                              (54,577)      (265,908)      (320,827)       (488,203)    (3,361,820)
                                      ------------   ------------   ------------    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property and equipment           (757)       (72,094)       (86,024)        (98,764)    (1,435,077)
 Purchase of subsidiary                       -              -              -               -          (400,000)
                                      ------------   ------------   -------------    -----------   ------------
  Net Cash (Used) in Investing
   Activities                         $       (757)  $    (72,094)  $    (86,024)    $   (98,764)   $(1,835,077)
                                      ------------   ------------   ------------     -----------    -----------




The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
              Consolidated Statements of Cash Flows (Continued)
                                 (Unaudited)

                                                                                        From

                                                                                                       From
                                         For the      For the         For the        For the       Inception on
                                       Three Months  Three Months   Six Months      Six Months     January 30,
                                         Ended         Ended           Ended           Ended       1995 Through
                                      December 31,   December 31,   December 31,    December 31,   December 31,
                                          1998           1997           1998           1997           1998
                                      ------------   ------------    ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Receipt of subscriptions receivable  $       -      $       -      $       -       $     50,000    $    50,000
 Repurchase of common stock                   -              -              -           (230,000)      (439,862)
 Payment of stock offering costs              -              -              -               -          (160,401)
 Proceeds from notes payable and line
  of credit                                 45,000        444,176        157,500         451,955      2,392,838
 Payments made on notes payable and
  line of credit                              -              -           (25,000)           -          (429,838)
 Payments made to related parties             -              -              -               -           (10,000)
 Common stock issued for cash                 -              -              -               -         3,798,631
                                      ------------   ------------    ------------   ------------   ------------
     Net Cash Provided (Used) by
      Financing Activities                  45,000        444,176        132,500         271,955      5,201,368
                                      ------------   ------------    ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH            (10,334)       106,174       (274,351)       (315,012)         4,471

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                        14,805         80,263        278,822         501,449          -
                                      ------------   ------------    ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                            $      4,471   $    186,437    $     4,471    $    186,437   $      4,471
                                      ============   ============    ============   ============   ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW
 ACTIVITIES

  CASH PAID FOR:
     Interest                         $        411   $        704    $        411   $      4,891   $     56,449
     Income taxes                     $       -      $       -       $       -      $       -      $       -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for services
  rendered                            $       -      $       -       $       -      $     13,750   $    870,259
 Common stock issued in lieu of debt
  and interest                        $    522,500   $       -       $  1,122,500   $       -      $  2,177,281
 Common stock issued for acquisition
  of subsidiary                       $       -      $       -       $       -      $       -      $  1,550,000
 Common stock issued as prepaid
  salary                              $       -      $       -       $       -      $       -      $    610,000






The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TIRE CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
             Notes to the Unaudited Consolidated Financial Statements
                           December 31, 1998

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

c.  Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. The Company's cash account at its bank is insured by the FDIC up to $100,000. The account balance was not in excess of the insured limits at December 31, 1998.

d.  Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of stock options, have not been included in the calculation as their effect is antidilutive for the periods presented.

e.  Principles of Consolidation

The December 31, 1998 consolidated financial statements include those of American Tire Corporation and its wholly-owned subsidiary, Urathon Limited. All significant intercompany accounts and transactions have been eliminated.

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

                 AMERICAN TIRE CORPORATION AND SUBSIDIARY
                       (A Development Stage Company)
           Notes to the Unaudited Consolidated Financial Statements
                            December 31, 1998

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

g.  Provision for Taxes

As of December 31, 1998, the Company has net operating loss carry forwards of approximately $7,300,000 that will expire in 2013. No tax benefit has been reported in the consolidated financial statements because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

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

                  Building and improvements     40 years
                  Equipment and vehicles        5 to 7 years
                  Furniture and fixtures        7 years

Depreciation expenses for the quarter ended December 31, 1998 and 1997 was $54,748 and $131,201, respectively.

j.  Revenue Recognition

Revenue is recognized upon shipment of goods to the customer.

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
           Notes to the Unaudited Consolidated Financial Statements
                             December 31, 1998

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

l.  Patents

Patents and related technology have been capitalized at December 31, 1998. The patents are still pending and no amortization of the costs has been recorded for the quarter ended December 31, 1998.

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

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
            Notes to the Unaudited Consolidated Financial Statements
                             December 31, 1998

NOTE 2 -  STOCK SUBSCRIPTION RECEIVABLE

During the year ended June 30, 1998, an officer of the Company signed an agreement and note to purchase 200,000 shares of the Company's common stock at a price of $2.00 per share. At December 31, 1998, the $400,000 owed under a note, has been presented as a reduction of stockholders' equity.

NOTE 3 -   RELATED PARTY TRANSACTIONS

As of December 31, 1998, $47,600 was owed to certain related entities. These amounts are unsecured and due on demand.

The Company entered into an Agreement of Settlement and Mutual Release on August 19, 1997 with two former officers and another employee of the Company. As part of the settlement agreements, the Company agreed to pay a total of $360,000 for accrued wages and the purchase and cancellation of 1,270,000 shares of the Company's outstanding common stock. $160,000 was paid on the date of the agreement and the remaining $200,000 was to be paid in twenty equal consecutive monthly payments. At December 31, $70,000 remained owing under the agreement.

As of June 30, 1998, salary and management fees in the amount of $576,667 had been prepaid to officers and consultants of the Company through the issuance of stock. The amount will be amortized as the salary and consulting expenses are incurred for these individuals. The amount is broken out as follows:

     1. 75,000 shares were issued to the Company's CEO in lieu of salary from July 1, 1998 to October 1, 1999. These shares were recorded at the average trading price of the stock of $2.00 on the date of issuance resulting in a prepaid amount of $150,000. Amortization through December 31, 1998 was $60,000, resulting in a prepaid amount of $90,000 as of December 31, 1998.

     2. 50,000 shares were issued as a management fee for services to be rendered from March 1, 1998 to February 28, 1999. These shares were recorded at the average trading price of the stock of $2.00 on the date of issuance, resulting in an initial prepaid expense of $100,000. Amortization through December 31, 1998 was $83,333, resulting in a prepaid amount of $16,667 as of December 31, 1998.

     3. 180,000 shares were issued to the Company's president in lieu of salary from July 1, 1998 to June 30, 2001. These shares were recorded at the average trading price of the stock of $2.00 on the date of issuance resulting in an initial prepaid expense of $360,000. Amortization through December 31, 1998 was $60,000, resulting in a prepaid amount of $300,000 as of December 31, 1998.

The total prepaid amount of $406,667 has been presented as a reduction of stockholders' equity (related party prepaid compensation contracts) as of December 31, 1998.

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

The Company maintains an executive office suite in Boulder City, Nevada which is currently provided to the Company at a rent charge of $425 per month.

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
          Notes to the Unaudited Consolidated Financial Statements
                              December 31, 1998

NOTE 5 -  LINE OF CREDIT

The Company has a line of credit with a bank. The loan is secured and accrues interest at a variable rate of approximately 12% per annum. The balance outstanding on the line of credit at December 31, 1998 was $-0-.

NOTE 6 -  NOTES PAYABLE

During the year ended June 30, 1998, the Company entered into various promissory notes payable for a total of $1,122,500. As part of the original note agreements, prepaid interest was to be paid on each note in the form of shares of the Company's common stock. The shares were recorded at a total value of $492,781 (effective interest rate of approximately 65%). During the quarter ended September 30, 1998, the Company entered into a promissory note payable for the amount of $12,500. As part of the original note agreement, prepaid interest was to be paid on the note in the form of shares of the Company's common stock. The shares were recorded at a value of $3,750 (effective interest rate of approximately 60.0%)

Amortization of the interest through December 31, 1998 was $155,499 resulting in prepaid interest of $123 as of December 31, 1998.

Notes having maturity dates ranging from July 2, 1998 to December 31, 1998 amounting to $522,500 were presented for payment. The Company elected, under the terms of the note payable, to issue 522,500 shares of common stock at the rate of one share for each $1.00 of note.

During the quarter ended September 30, 1998 the Company entered into a promissory note with an unrelated third party. The note terms include an additional payment of $12,500 due at the due date November 18, 1998(effective interest rate of approximately 75%). Interest rate of 12% applies to all principal if not paid at maturity.

The entire amount of these notes is considered to be a current liability as of December 31, 1998.

NOTE 7 -  STOCK OPTIONS OUTSTANDING

The Company's Board of Directors has authorized a Non-Qualified Stock Option Plan that allows for the Company to issue options to purchase up to 35,000 shares of the Company's common stock that may be issued to consultants or others that provide professional services to the Company. The stock options have been valued at fair market value according to FAS 123, "Accounting for Stock-Based Compensation." Stock option activity for the quarter ended December 31, 1998 consisted of the following:
                                                           Number
                                                          Of Shares
                                                         ------------
             Outstanding at September 30, 1998                 14,500
             Granted during the quarter                          -
             Exercised during the quarter                     (  -   )
                                                         ------------
             Outstanding at December 31, 1998                  14,500
                                                         ============

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
          Notes to the Unaudited Consolidated Financial Statements
                              December 31, 1998

NOTE 7 -  STOCK OPTIONS OUTSTANDING (Continued)

The 14,500 stock options outstanding at December 31, 1998 are summarized as follows:

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

     The Company's revenues are generated primarily by its business operations in the United States. However in February 1997, the Company acquired all of the capital stock of its current subsidiary Urathon Limited. For the six month periods ended December 31, 1998 and 1997, the functional currency for the Company's foreign subsidiary (Urathon Limited) has been determined to be the British Pound Sterling. Assets and liabilities have been translated at period end exchange rates and operating statement items are translated at average exchange rates prevailing during the period. For the six month periods ended December 31, 1998 and 1997, the Company had a gain of $5,390 and $0, respectively, as a result of foreign currency translation adjustments.

Six Month Period ended December 31, 1998 compared to December 31, 1997
----------------------------------------------------------------------

     Total revenues for the six month period ended December 31, 1998 was $247,298 compared to $221,159 for the same period in 1997. Costs of sales for the six month period ended December 31, 1998 were $166,678, or 67.4% of sales as compared to $162,202, or 73.3% of sales for the same period ended December 31, 1997. The decrease in the cost of sales as a percent of sales for 1998 compared to 1997 is attributable to efficiencies developed in the Company's manufacturing process during the period. The Company knows of no predictable events or uncertainties that may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations other than the lack of working capital.

     Corporate Expense. For the six month period ended December 31, 1998, total operating expenses were $892,542, consisting of mainly of payroll and payroll taxes of $425,866, depreciation and amortization of $107,842 and selling, general and administrative expenses of $308,834, resulting in a loss from operations of $(811,922). Total operating expenses for the same period ended December 31, 1997 were $978,764, mainly consisting of payroll and payroll taxes of $361,916, depreciation and amortization of $252,654, and selling, general and administrative expenses of $296,154, resulting in a loss from operations of $(919,807).

     Interest Expense. Interest expense for the six month period ended December 31, 1998 was $186,665 compared to $56,095 for the same period in 1997. The increase in interest expense for the period in 1998 is directly attributed to issuance of convertible promissory notes and other borrowing during the period and the prepayment of interest and other costs in connection therewith.

     The Company experienced a net comprehensive loss of $(973,414) for the six month period ended December 31, 1998 compared to a loss of $(975,387) for the same period in 1997. The basic loss per share for the period was $(0.18) in 1998 and $(0.27) in 1997, based on the weighted average number of shares outstanding of 5,349,250 and 3,667,486, respectively.

Liquidity and Capital Resources
-------------------------------

     During the six month period ended December 31, 1998, the Company issued 1,250 shares of its common stock to note holders in lieu of interest on convertible promissory notes at approximately $3.00 per share for a value of $3,751. In addition, 1,122,500 shares of common stock were issued to the holders of the convertible promissory notes on conversion of $1,225,000 of such notes at a conversion price of $1.00 per share.

     At December 31, 1998, the Company had current assets of $367,586 and current liabilities of $859,612, for a working capital deficit of $(492,026). At December 31, 1998, the Company had cash and cash equivalents of $4,471 and accounts receivable of $198,473. Net cash used in operations for the six month period in 1998 $274,351 compared to $315,012 in 1997. Cash used in operations for the six month period in 1998 was funded primarily by cash received from the sale of convertible promissory notes.

     At December 31, 1998, the Company had net property and equipment of $1,066,158, after deduction of $409,269 in accumulated depreciation. The Company's property and equipment consists mainly of land ($59,000), building and improvements ($296,741), and equipment ($1,080,723). At December 31, 1998, the Company has an accumulated deficit during the development stage of $(7,501,025), has a working capital deficit and limited internal financial resources. The report of the Company's auditor for its fiscal year ended June 30, 1998, contains a going concern modification as to the ability of the Company to continue. The Company has begun to effect measures to reduce cash outflows and increase working capital through the issuance of additional shares of common stock for services and conversion of debt.

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

Principal Customers
-------------------

     During the quarter the Company had no individual customer that accounted for more than 10% of the Company's revenues.

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

                                         AMERICAN TIRE CORPORATION
                                         [Registrant]



Dated: June 3, 1999                      /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Principal Accounting Officer