Form 10QSB
period 1999-03-31
AMERICAN TIRE CORP
filed 1999-06-07
CIK 945828

. 1
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1999

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 6,344,500 shares of common stock, par value $0.001, as of March 31, 1999.

                       PART I - FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS


     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, stockholders' equity and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     The unaudited consolidated balance sheet of the Company as of March 31, 1999, the related audited consolidated balance sheet of the Company as of June 30, 1998; the related unaudited consolidated statements of operations and cash flows for the three and nine month periods ended March 31,1999 and 1998 and from January 30, 1995 (inception) through March 31, 1999; and the unaudited consolidated statement of stockholders' equity for the period from January 30, 1995 (inception) through March 31, 1999 are attached here to and incorporated herein by this reference.

     Operating results for the nine months periods ended March 31, 1999 is not necessarily indicative of the results that can be expected for the Company's fiscal year ending June 30, 1999.

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                         Consolidated Balance Sheet

                                    ASSETS
                                    ------
                                                    March 31,      June 30,
                                                      1999           1998
                                                  ------------   ------------
                                                  (Unaudited)
CURRENT ASSETS

 Cash and cash equivalents                        $     58,374   $    278,822
 Accounts receivable                                   222,483         89,463
 Accounts receivable - related party                         -          3,971
 Inventory                                             124,790        138,852
 Prepaid expenses                                       26,795        173,052
                                                  ------------   ------------

     Total Current Assets                              432,442        684,160
                                                  ------------   ------------
PROPERTY AND EQUIPMENT

 Land                                                   59,000         59,000
 Building and improvements                             296,741        291,010
 Equipment and vehicles                              1,080,591        995,138
 Furniture and fixtures                                 38,083         39,124
   Less: accumulated depreciation                     (461,776)      (301,686)
                                                  ------------   ------------

     Total Property and Equipment                    1,012,639      1,082,586
                                                  ------------   ------------

OTHER ASSETS:

 Patents                                                59,582         55,542
 Deposits                                                  854            854
                                                  ------------   ------------

     Total Other Assets                                 60,436        56,396
                                                  ------------   ------------


     TOTAL ASSETS                                 $  1,505,517   $  1,823,142
                                                  ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                    Consolidated Balance Sheet (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                    March 31,      June 30,
                                                      1999           1998
                                                  ------------   ------------
                                                   (Unaudited)
CURRENT LIABILITIES

 Accounts payable                                 $    593,250   $    345,278
 Accounts payable - related parties                     89,600          5,600
 Accrued expenses                                       42,916         17,072
 Line of credit                                              -         25,000
 Notes Payable                                          26,000      1,122,500
                                                  ------------   ------------
     Total Current Liabilities                         751,766      1,515,450
                                                  ------------   ------------

TOTAL LIABILITIES                                      751,766      1,515,450
                                                  ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:

 Preferred stock, par value $0.001,
   5,000,000 shares authorized, 0 shares
   issued and outstanding                                    -              -
 Common stock, par value $0.001, 25,000,000
   shares authorized, 6,344,500 and 4,619,250
   shares issued and outstanding, respectively           6,345          4,619
 Additional paid-in capital                          9,317,814      7,798,789
 Stock subscription receivable                        (400,000)      (400,000)
 Related party prepaid compensation contracts         (330,000)      (576,667)
 Other comprehensive income                              9,537          3,172
 Deficit accumulated during the development stage   (7,849,945)    (6,522,221)
                                                  ------------   ------------
     Total Stockholders' Equity                        753,751        307,692
                                                  ------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  1,505,517   $  1,823,142
                                                  ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                     Consolidated Statements of Operations
                                 (Unaudited)

                                                                                                       From
                                        For the        For the        For the         For the      Inception on
                                     Three Months    Three Months    Nine Months    Nine Months     January 30,
                                         Ended          Ended           Ended          Ended       1995 Through
                                       March 31,       March 31,       March 31,     March 31,       March 31,
                                          1999           1998           1999            1998            1999
                                      ------------   ------------    ------------   ------------   ------------
NET SALES                             $     34,548   $     93,686   $     281,846   $    314,845   $    724,611

COST OF SALES                               21,552         59,552         188,230        221,754        502,986
                                      ------------   ------------    ------------   ------------   ------------
GROSS MARGIN                                12,996         34,134          93,616         93,091        221,625
                                      ------------   ------------    ------------   ------------   ------------

EXPENSES

 Consulting                                 46,667         19,980          96,667         88,020        730,312
 Payroll and payroll taxes                 160,110        201,877         585,976        563,793      2,590,215
 Depreciation and amortization              54,040        131,422         161,882        384,076        544,104
 Bad debt expense                             -              -               -              -            34,833
 Selling, general and administrative        96,906        186,233         405,740        482,387      1,826,994
                                      ------------   ------------    ------------   ------------   ------------
    Total Expenses                         357,723        539,512       1,250,265      1,518,276      5,726,458
                                      ------------   ------------    ------------   ------------   ------------
INCOME BEFORE OTHER INCOME (EXPENSE)      (344,727)      (505,378)     (1,156,649)    (1,425,185)    (5,504,833)
                                      ------------   ------------    ------------   ------------   ------------
OTHER INCOME (EXPENSES)
 Other income                                 (496)          -             17,114            442         73,210
 Interest income                               839          2,205           3,012          5,176         38,603
 Interest expense                           (4,536)      (161,267)       (191,201)      (217,362)      (616,718)
 Impairment loss                              -              -               -              -        (1,694,111)
 Inventory impairment loss                    -              -               -              -          (140,712)
 Loss on disposition of assets                -              -               -            (2,898)        (5,384)
                                      ------------   ------------     -----------    -----------    -----------
   Total Other Income (Expense)             (4,193)      (159,062)       (171,075)      (214,642)    (2,345,112)
                                      ------------   ------------    ------------   ------------   ------------
NET LOSS                              $   (348,920)  $   (664,440)   $ (1,327,724)  $ (1,639,827)  $ (7,849,945)
                                      ------------   ------------    ------------   ------------   ------------
OTHER COMPREHENSIVE INCOME
 Foreign currency adjustments                  975           -              6,365           -             9,537
                                      ------------   ------------    ------------   ------------   ------------

NET COMPREHENSIVE LOSS                $   (347,945)  $   (664,440)   $ (1,321,359)  $ (1,639,827)  $ (7,840,408)
                                      ============   ============    ============   ============   ============
NET LOSS PER SHARE                    $      (0.09)  $      (0.20)   $      (0.25)  $      (0.43)
                                      ============   ============    ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES        3,995,556      3,394,415       5,369,433      3,798,326
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

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)

                                                                                         Related       Deficit
                                                                                          Party      Accumulated
                                                  Additional     Other        Stock      Prepaid     During the
                               Common Stock         Paid-in  Comprehensive Subscription Compensation Development
                            Shares       Amount     Capital      Income     Receivable   Contracts     Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------

Balance, June 30, 1997      4,561,748 $     4,562 $ 5,582,811  $     2,984  $  (50,000)  $          $(2,254,392)

Exercise of options for
 common stock at $2.50
 per share                      5,500           5      13,745         -           -            -           -

Common stock repurchased
 at $0.18 per share        (1,270,000)     (1,270)   (228,730)        -           -            -           -

Common stock issued in lieu
 of interest on promissory
 notes at approximately
 $3.24 per share              152,250         152     492,629         -           -            -           -

Common stock issued in lieu
 of notes payable at $1.00
 per share                    400,000         400     399,600         -           -            -           -

Common stock issued as
 prepaid salary under related
 party compensation contracts
 at $2.00 per share           305,000         305     609,695         -           -        (610,000)       -

Common stock issued for
 subscription receivable
 at $2.00 per share           200,000         200     399,800         -       (400,000)        -           -

Common stock issued for
 services at $2.00 per
 share                        264,752         265     529,239         -           -            -           -

Receipt of stock
 subscriptions                   -           -           -            -         50,000         -           -

Currency translation
 adjustment                      -           -           -             188        -            -           -

Amortization of prepaid
 compensation contracts          -           -           -            -           -          33,333        -

Net loss for the year
 ending June 30, 1998            -           -           -            -           -            -     (4,267,829)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance, June 30, 1998      4,619,250 $     4,619 $ 7,798,789  $     3,172  $ (400,000) $  (576,667)$(6,522,221)
                          =========== =========== ===========  ===========  ==========  =========== ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN TIRE CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                         Related       Deficit
                                                                                          Party      Accumulated
                                                  Additional     Other        Stock      Prepaid     During the
                               Common Stock         Paid-in  Comprehensive Subscription Compensation Development
                            Shares       Amount     Capital      Income     Receivable   Contracts     Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------

Balance, June 30, 1998      4,619,250 $     4,619 $ 7,798,789  $     3,172  $ (400,000) $ (576,667) $(6,522,221)

Common stock issued in lieu
 of interest on promissory
 notes at $3.00 per share
 (Unaudited)                    1,250           2       3,749         -           -           -            -

Common stock issued in lieu
 of notes payable at 1.00
 per share
 (unaudited)                1,135,000       1,135   1,133,865         -           -           -            -

Common stock issued for cash
 at $0.50 per share           529,000         529     351,471         -           -           -            -

Common stock issued for
 services at $0.50 per share   60,000          60      29,940         -           -           -            -

Currency translation
 adjustment (unaudited)          -           -           -           6,365        -           -            -

Amortization of prepaid
 compensation contracts
 (unaudited)                     -           -           -            -           -        246,667         -

Net loss for the 9 months
 ended March 31, 1999
 (unaudited)                     -           -           -            -           -           -      (1,327,724)
                          ----------- ----------- -----------  -----------  ----------  ----------  -----------
Balance at March 31,
 1999 (unaudited)           6,344,500 $     6,345 $ 9,317,814  $     9,537  $ (400,000)$  (330,000) $(7,849,945)
                          ----------- ----------- -----------  ----------   ----------  ----------  -----------



The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                     Consolidated Statements of Cash Flows

                                                                                                       From
                                         For the      For the         For the        For the       Inception on
                                       Three Months  Three Months   Nine Months     Nine Months    January 30,
                                         Ended         Ended           Ended           Ended       1995 Through
                                        March 31,     March 31,      March 31,       March 31,      March 31,
                                          1999           1998           1999           1998           1999
                                      ------------   ------------    ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                              $   (348,920)  $   (664,440)  $ (1,327,724)   $ (1,639,827)  $ (7,849,945)
 Adjustments to Reconcile Net Loss to
  Net Cash (Used) by Operating
   Activities:
    Depreciation and amortization           54,040        131,422        161,882         384,076        544,104
    Bad debt expense                          -              -              -               -            34,833
    Loss on disposition of assets             -              -              -              2,898          5,384
    Impairment loss                           -              -              -               -         1,694,111
    Inventory impairment loss                 -              -              -               -           140,712
    Common stock issued for services        30,000           -            30,000          13,750        900,259
    Services provided in lieu of cash
     payment on subscriptions
     receivable                               -              -              -               -            75,000
    Common stock issued in lieu of
     interest                                 -           173,890          3,750         335,765        496,531
  Changes in Assets and Liabilities:
     (Increase) decrease in accounts
      receivable and accounts
      receivable- related                  (24,010)        (9,837)       (129,049)       (25,924)      (247,323)
     (Increase) decrease in inventory       13,193          7,881          14,062         20,436       (265,502)
     (Increase) decrease in prepaid
      expenses                              78,973         (9,527)        395,366        (72,849)       255,647
     (Increase) decrease in other assets    (4,040)          -             (4,040)       (18,539)        62,493
     Increase (decrease) in accounts
      payable and accrued expenses         (18,346)       (89,960)        273,816        120,108        525,166
     Increase (decrease in accounts
      payable related parties               42,000         84,356          84,000         15,688         89,600
                                      ------------   ------------    ------------   ------------   ------------
  Net Cash (Used) by Operating
   Activities                             (177,110)      (376,215)       (497,937)      (864,418)    (3,538,930)
                                      ------------   ------------    ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property and equipment         (1,987)      (124,539)        (88,011)      (223,303)    (1,437,064)
 Purchase of subsidiary                       -              -               -              -          (400,000)
                                      ------------   ------------    ------------   ------------   ------------
  Net Cash (Used) in Investing
   Activities                         $     (1,987)  $   (124,539)   $    (88,011)  $  (223,303)   $ (1,837,064)
                                      ------------   ------------    ------------   ------------   ------------




The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
              Consolidated Statements of Cash Flows (Continued)
                                 (Unaudited)


                                                                                                       From
                                         For the      For the         For the        For the       Inception on
                                       Three Months  Three Months   Nine Months     Nine Months    January 30,
                                         Ended         Ended           Ended           Ended       1995 Through
                                        March 31,     March 31,      March 31,       March 31,      March 31,
                                          1999           1998           1999           1998           1999
                                      ------------   ------------    ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Receipt of subscriptions receivable  $       -      $       -      $       -       $     50,000    $    50,000
 Repurchase of common stock                   -              -              -           (230,000)      (439,862)
 Payment of stock offering costs              -              -              -               -          (160,401)
 Proceeds from notes payable and line
  of credit                                   -           612,864        157,500       1,064,819      2,392,838
 Payments made on notes payable and
  line of credit                           (74,000)          -           (99,000)           -          (503,838)
 Payments made to related parties             -              -              -               -           (10,000)
 Common stock issued for cash              307,000           -           307,000            -         4,105,631
                                      ------------   ------------    ------------   ------------   ------------
     Net Cash Provided (Used) by
      Financing Activities                 233,000        612,864        365,500         884,819      5,434,368
                                      ------------   ------------    ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH             53,903        112,110       (220,448)       (202,902)       58,374

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                         4,471        186,437        278,822         501,449          -
                                      ------------   ------------    ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                            $     58,374   $    298,547    $    58,374    $    298,547   $     58,374
                                      ============   ============    ============   ============   ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW
 ACTIVITIES

  CASH PAID FOR:
     Interest                         $       -      $      1,028    $       -      $      5,919   $     56,449
     Income taxes                     $       -      $       -       $       -      $       -      $       -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for services
  rendered                            $     30,000   $       -       $       -      $     13,750   $    900,259
 Common stock issued in lieu of debt
  and interest                        $     57,500   $       -       $       -      $       -      $  2,234,781
 Common stock issued for acquisition
  of subsidiary                       $       -      $       -       $       -      $       -      $  1,550,000
 Common stock issued as prepaid
  salary                              $       -      $       -       $       -      $       -      $    610,000






The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TIRE CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
             Notes to the Unaudited Consolidated Financial Statements
                                 March 31, 1999

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

c.  Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. The Company's cash account at its bank is insured by the FDIC up to $100,000. The account balance was not in excess of the insured limits at March 31, 1999.

d.  Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of stock options, have not been included in the calculation as their effect is antidilutive for the periods presented.

e.  Principles of Consolidation

The March 31, 1999 consolidated financial statements include those of American Tire Corporation and its wholly-owned subsidiary, Urathon Limited. All significant intercompany accounts and transactions have been eliminated.

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

                 AMERICAN TIRE CORPORATION AND SUBSIDIARY
                       (A Development Stage Company)
           Notes to the Unaudited Consolidated Financial Statements
                              March 31, 1999

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

g.  Provision for Taxes

As of March 31, 1999, the Company has net operating loss carry forwards of approximately $7,600,000 that will expire in 2013. No tax benefit has been reported in the consolidated financial statements because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

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

                  Building and improvements     40 years
                  Equipment and vehicles        5 to 7 years
                  Furniture and fixtures        7 years

Depreciation expenses for the quarter ended March 31, 1999 and 1998 was $54,040 and $131,422, respectively.

j.  Revenue Recognition

Revenue is recognized upon shipment of goods to the customer.

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
           Notes to the Unaudited Consolidated Financial Statements
                                March 31, 1999

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

l.  Patents

Patents and related technology have been capitalized at March 31, 1999. The patents are still pending and no amortization of the costs has been recorded for the quarter ended March 31, 1999.

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

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
            Notes to the Unaudited Consolidated Financial Statements
                                March 31, 1999

NOTE 2 -  STOCK SUBSCRIPTION RECEIVABLE

During the year ended June 30, 1998, an officer of the Company signed an agreement and note to purchase 200,000 shares of the Company's common stock at a price of $2.00 per share. At March 31, 1999, the $400,000 owed under a note, has been presented as a reduction of stockholders' equity.

NOTE 3 -   RELATED PARTY TRANSACTIONS

As of March 31, 1999, $89,600 was owed to certain related entities. These amounts are unsecured and due on demand.

The Company entered into an Agreement of Settlement and Mutual Release on August 19, 1997 with two former officers and another employee of the Company. As part of the settlement agreements, the Company agreed to pay a total of $360,000 for accrued wages and the purchase and cancellation of 1,270,000 shares of the Company's outstanding common stock. $160,000 was paid on the date of the agreement and the remaining $200,000 was to be paid in twenty equal consecutive monthly payments. At March 31, 1999, the $70,000 owed on this account is included in the accounts payable.

As of June 30, 1998, salary and management fees in the amount of $576,667 had been prepaid to officers and consultants of the Company through the issuance of stock. The amount will be amortized as the salary and consulting expenses are incurred for these individuals. The amount is broken out as follows:

     1. 75,000 shares were issued to the Company's CEO in lieu of salary from July 1, 1998 to October 1, 1999. These shares were recorded at the average trading price of the stock of $2.00 on the date of issuance resulting in a prepaid amount of $150,000. Amortization through March 31, 1999 was $90,000, resulting in a prepaid amount of $60,000 as of March 31, 1999.

     2. 50,000 shares were issued as a management fee for services to be rendered from March 1, 1998 to February 28, 1999. These shares were recorded at the average trading price of the stock of $2.00 on the date of issuance, resulting in an initial prepaid expense of $100,000. Amortization through March 31, 1999 was $100,000, resulting in a prepaid amount of $-0- as of March 31, 1999.

     3. 180,000 shares were issued to the Company's president in lieu of salary from July 1, 1998 to June 30, 2001. These shares were recorded at the average trading price of the stock of $2.00 on the date of issuance resulting in an initial prepaid expense of $360,000. Amortization through March 31, 1999 was $90,000, resulting in a prepaid amount of $270,000 as of March 31, 1999.

The total prepaid amount of $330,000 has been presented as a reduction of stockholders' equity (related party prepaid compensation contracts) as of March 31, 1999.

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

The Company maintains an executive office suite in Boulder City, Nevada which is currently provided to the Company at a rent charge of $425 per month.

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
          Notes to the Unaudited Consolidated Financial Statements
                               March 31, 1999

NOTE 5 -  LINE OF CREDIT

The Company has a line of credit with a bank. The loan is secured and accrues interest at a variable rate of approximately 12% per annum. The balance outstanding on the line of credit at March 31, 1999 was $-0-.

NOTE 6 -  NOTES PAYABLE

During the year ended June 30, 1998, the Company entered into various promissory notes payable for a total of $1,122,500. As part of the original note agreements, prepaid interest was to be paid on each note in the form of shares of the Company's common stock. The shares were recorded at a total value of $492,781 (effective interest rate of approximately 65%). During the quarter ended September 30, 1998, the Company entered into a promissory note payable for the amount of $12,500. As part of the original note agreement, prepaid interest was to be paid on the note in the form of shares of the Company's common stock. The shares were recorded at a value of $3,750 (effective interest rate of approximately 60.0%)

Amortization of the interest through March 31, 1999 was $155,622 resulting in prepaid interest of $-0- as of March 31, 1999.

Notes having maturity dates ranging from January 1, 1999 to March 31, 1999 amounting to $12,500 were presented for payment. The Company elected, under the terms of the note payable, to issue 12,500 shares of common stock at the rate of one share for each $1.00 of note.

During the quarter ended September 30, 1998 the Company entered into a promissory note with an unrelated third party. The note terms include an additional payment of $12,500 due at the due date November 18, 1998(effective interest rate of approximately 75%). Interest rate of 12% applies to all principal if not paid at maturity.

The entire amount of these notes is considered to be a current liability as of March 31, 1999.

NOTE 7 -  STOCK OPTIONS OUTSTANDING

The Company's Board of Directors has authorized a Non-Qualified Stock Option Plan that allows for the Company to issue options to purchase up to 35,000 shares of the Company's common stock that may be issued to consultants or others that provide professional services to the Company. The stock options have been valued at fair market value according to FAS 123, "Accounting for Stock-Based Compensation." Stock option activity for the quarter ended March 31, 1999 consisted of the following:
                                                           Number
                                                          Of Shares
                                                         ------------
             Outstanding at December 31, 1998                  14,500
             Granted during the quarter                          -
             Exercised during the quarter                     (  -   )
                                                         ------------
             Outstanding at March 31, 1999                     14,500
                                                         ============

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
          Notes to the Unaudited Consolidated Financial Statements
                               March 31, 1999

NOTE 7 -  STOCK OPTIONS OUTSTANDING (Continued)

The 14,500 stock options outstanding at March 31, 1999 are summarized as follows:

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

     The Company's revenues are generated primarily by its business operations in the United States. However in February 1997, the Company acquired all of the capital stock of its current subsidiary Urathon Limited. For the nine month periods ended March 31, 1999 and 1998, the functional currency for the Company's foreign subsidiary (Urathon Limited) has been determined to be the British Pound Sterling. Assets and liabilities have been translated at period end exchange rates and operating statement items are translated at average exchange rates prevailing during the period. For the nine month periods ended March 31, 1999 and 1998, the Company had a gain of $6,365 and $-0-, respectively, as a result of foreign currency translation adjustments.

Nine Month Period ended March 31, 1999 compared to March 31, 1998
----------------------------------------------------------------------

     Total revenues for the nine month period ended March 31, 1999 was $281,846 compared to $314,845 for the same period in 1998. Costs of sales for the nine month period ended March 31, 1998 were $188,230, or 66.8% of sales as compared to $221,754, or 70.4% of sales for the same period in 1998. The decrease in the cost of sales as a percent of sales for 1999 compared to 1998 is attributable to efficiencies developed in the Company's manufacturing process during the period. The decrease in the Company's sales during the nine month period in 1999 compared to 1998 can be attributed to the Company's limited financial resources and lack of any working capital to enhance promotion and sales of its products. Other the lack of working capital, the Company knows of no predictable events or uncertainties that may be reasonably expected to have a material impact on the net sales revenues or income from operations.

     Corporate Expense. For the nine month period ended March 31, 1999, total operating expenses were $1,250,265, consisting of mainly of payroll and payroll taxes of $585,976, depreciation and amortization of $161,882, consulting of $99,667, and selling, general and administrative expenses of $405,740, resulting in a loss from operations of $(1,156,649). Total operating expenses for the same period ended March 31, 1998 were $1,518,276, mainly consisting of payroll and payroll taxes of $563,793, consulting of $88,020, depreciation and amortization of $384,076, and selling, general and administrative expenses of $482,387, resulting in a loss from operations of $(1,425,185). Corporate expenses during the nine month period ended March 31, 1999, were approximately $268,011 less than corporate expenses for the same nine month period ending March 31, 1998. The most significant portion of the reduction in corporate expenses was reflected in a decrease in depreciation and amortization and selling, general, and administrative expenses over the reporting period.

     Interest Expense. Interest expense for the nine month period ended March 31, 1999 was $191,201 compared to $217,362 for the same period in 1998. The slight decrease in interest expense for the period in 1999 is directly attributed to a reduction in the issuance of convertible promissory notes and other borrowing during the period.

     The Company experienced a net comprehensive loss of $(1,312,359) for the nine month period ended March 31, 1999 compared to a loss of $(1,639,827) for the same period in 1998. The basic loss per share for the nine-month period ending March 31, 1999 was $(0.25) and $(0.43) for the same period ended March 31, 1998, based on the weighted average number of shares outstanding of 5,369,433 and 3,798,326, respectively.

Liquidity and Capital Resources
-------------------------------

     During the nine month period ended March 31, 1999, the Company (a) issued 1,250 shares of its common stock to note holders in lieu of interest on convertible promissory notes at approximately $3.00 per share for a value of $3,751; (b) issued 1,135,000 shares of common stock to the holders of the convertible promissory notes on conversion of $1,135,000 of such notes at a conversion price of $1.00 per share; (c) sold 529,000 shares of its common stock for cash of $352,000, at a price of $0.50 per share; and (d) issued 60,000 shares of common stock for consulting services valued at a price of $0.50 per share.

     At March 31, 1999, the Company had current assets of $432,442 and current liabilities of $751,766, for a working capital deficit of $(319,324). At March 31, 1999, the Company had cash and cash equivalents of $58,374 and accounts receivable of $222,483. Net cash used in operations from the nine months ended March 31, 1999 was $497,937 compared to $864,418 for the same period in 1998. Cash used in operations for the nine month period ending March 31, 1999 was funded primarily by cash received from the sale of convertible promissory notes and common stock for cash.

     At March 31, 1999, the Company had net property and equipment of $1,012,639, after deduction of $461,776 in accumulated depreciation. The Company's property and equipment consists mainly of land ($59,000), building and improvements ($296,741), and equipment ($1,080,723). At March 31, 1999, the Company has an accumulated deficit during the development stage of $(7,849,945), has a working capital deficit and limited internal financial resources. The report of the Company's auditor for its fiscal year ended June 30, 1998, contains a going concern modification as to the ability of the Company to continue. During the nine month period ending March 31, 1999, the Company has implemented measures to reduce cash outflows and increase working capital through the issuance of additional shares of common stock for cash, services and the conversion of debt.

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

                                         AMERICAN TIRE CORPORATION
                                         [Registrant]



Dated: June 7, 1999                      /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Principal Accounting Officer