Form 10KSB
period 1999-06-30
AMERICAN TIRE CORP
filed 1999-11-12
CIK 945828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       June 30, 1999
                                     -------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

  State issuer's revenues for its most recent fiscal year:  $29,797
                                                            -------

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     Based on the average of the bid and asked prices of the common stock at September 30, 1999, of $1.20 per share, the market value of shares held by nonaffiliates (4,491,158 shares) would be approximately $5,389,390.

  As of June 30, 1999, the Registrant had 6,816,475 shares of common stock issued and outstanding.

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

     Since the Company's inception, the Company has developed additional proprietary technology relating to "flat free" tires and tire-wheel assemblies so that the Company has completed the fundamental development of the process to manufacture flat free bicycle and lawn and garden tires (the "Products").

     The Company believes that its technology allows it to produce Products that offer the same safety and ride as the traditional pneumatic tire, at competitive prices, without the associated problems resulting from a flat tire.

"Flat-Free" Technology
----------------------
     The Company's Products produced from its flat-free tire technology differ from pneumatic tires in that pneumatic tires are made from rubber and require an inner tube which is inflated with air. The Company's Products could be considered "non-pneumatic" in that they do not require inflation, however, they are multi-density in nature and consist of a series of layers of specially formulated urathanes and a closed foam construction to simulate the compliance of a pneumatic tire. The closed foam contains millions of closed cells containing air. Therefore, the Company's tires are best identified as "flat-free" in that they have no inner tube and do not require inflation, but rely on the infrastructure of the tire to maintain the tires' stability. The flat-free tire is mounted on the wheel rim in much the same way a pneumatic tire is mounted, with the assistance of a tire lever. Apart from cleaning, the Company's bicycle tires are maintenance free and eliminate tedious puncture repair or the need for a bicycle pump. The flat-free tires are designed for use by "On/Off" road and "Highway" bicycles. At June 30, 1999, the Company did not produce any products other than bicycle and lawn and garden tires.

     Through June 30, 1999, the Company's primary marketing strategy has been to introduce the flat-free tires through sales to OEMs and existing tire distributors. Although the Company is investigating other markets, the Company has targeted two main segments of the tire market:

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

     (3) Direct Marketing. In June 1999, the Company entered into a Television Commercial Agreement with American Independent Network ("AIN"), Fort Worth, Texas, to produce a series of television commercials designed to promote the Company's Products. In an effort to develop brand awareness and additional market penetration the Company intends to introduce a limited number of bicycles under the tradename "Lazer[TM]. The Lazer[TM] bicycles will be mounted with the Company's flat-free tires. In addition, tire-wheel assemblies will also be offered. The Company will pay AIN a commission on each bicycle and/or tire-wheel assembly sold through the direct marketing commercials. The television commercials will be air during various time slots on AIN affiliated stations beginning the first of December 1999.

Urathon Limited
---------------
     In February 1997, the Company acquired all of the capital stock of UTI Chemicals (Europe) Ltd, a United Kingdom corporation ("UTI-UK"), from Coronel Investments Limited, a Jersey corporation ("Coronel"). UTI-UK's name was subsequently changed to Urathon Limited. Urathon Limited has been operated as the Company's wholly owned subsidiary and has distributed product in the United Kingdom and Europe under the trade name "Urathon TM" through independent representatives and distributors.

     In June 1999, due to lack of sufficient working capital to adequately exploit the United Kingdom and European markets and in an effort to reduce expenses, the Company's management decided to discontinue its distribution operations in Europe. Through a Share Purchase Agreement dated June 9, 1999, the Company transferred its ownership interest in Urathon Limited back to Coronel. As a result of the transfer, Coronel, through its ownership interest, assumed the operations, including the assets and liabilities of Urathon Limited. The trademark license agreement to utilize the U.S. registered trademark "Urathon" will remain in effect through the balance of its term.

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

     In addition to manufacturers of low density polyurethane foam tires, the Company will be competing directly with firms that manufacture and market pneumatic bicycle tires and tubes made from rubber. The Company's technology differs from existing nonpneumatic tire technology in (1) the formulation of the polyurethane; (2) the manner in which the polyurethane is distributed throughout the mold; and (3) the use of a simple mechanical locking system that allows the tire to stay secure on the wheel.

     The Company estimates that over 98% of all domestic bicycle tire sales are pneumatic tires. The bicycle tire industry is highly competitive and several of the Company's competitors have financial resources which substantially exceed those of the Company. In addition, many competitors are large companies (i.e., Michelin [France], Kenda [Japan], and Chengshin Rubber [China]) that have established name recognition of their products, have established distribution networks for their products, and have developed consumer loyalty to such products. Principal factors in marketing the Company's tires will be that they are domestically produced with "flat-free" and "maintenance free" characteristics and may give the Company a competitive advantage against pneumatic tires produced by foreign manufacturers that are subject to puncture and loss of air.

Manufacturing, Supplies, and Quality Control
--------------------------------------------
     The Company manufactures its Products utilizing single and/or multiple head, centrifugal molding machines. These machines centrifugally mold Products by pouring a predetermined amount of polyurethane into a mold, which is then spread out in the mold through centrifugal force. The molding process occurs when the liquid polyurethane formula (made up of isocyanide and polyol) is combined with a catalyst. This combination causes a chemical reaction that results in the cross linking of the chemicals, which thereafter become solid. The mold then moves to the next station where the tire is removed and the process is repeated.

     The Company has manufacturing equipment that, based on manufacturer's specifications, should permit the Company to produce approximately 1,500,000 tires annually. At present, the Company has not accumulated a sufficient number of molds in the various tire sizes necessary to determine with any degree of consistency the maximum production efficiency of its production equipment. However, the Company estimates that it could produce about 8 to 10 million tires per year without expansion from its Ravenna facility. At that level of production, the Company would require approximately 150 employees as well as additional equipment. The Company trains its employees in the use of its specialized manufacturing equipment utilized in the manufacturing process. The Company utilizes multiple suppliers to purchase polyurethane and believes that it will be able to obtain sufficient quantities of polyurethane and other chemicals without significant problems or delays.

     All Products produced by the Company are inspected following the manufacturing process and prior to shipment to ensure quality. Products considered by the Company's quality control personnel to be defective could be ground into pellets, which can be melted and reused in the Company's manufacturing process to make new products and reduce waste of raw materials.

Patents
-------
     The Company's technology is proprietary and it either owns the technology directly or has licensed it through third parties. Set forth in the schedule below are the patents that have either been issued or for which a patent application is pending with respect to the Company's technology.

Description of Patent                  U.S. Patent Number         Issued Date
---------------------                  ------------------         -----------
Method For Making Polyurethane Tires
 with an Outer Skin                        4,855,096              8/08/1989

Apparatus for Making Foam Products         4,943,223              7/24/1990

Spin-casting Apparatus for Manufacturing
 an Item from Polyurethane Foam            5,906,836              5/25/1999


Description of Patent Pending          Application Number
-----------------------------          ------------------

Method for Manufacturing an Item
 from Polyurethane Foam                    08/562,838

Tire/Wheel Attachment Methods              09/093,148

Further Research and Development
--------------------------------
     Because of the Company's limited financial resources, the Company has not made any significant expenditures for new research and development during the recently completed fiscal year. The Company does not anticipate expending any substantial sums for new research and development programs during the fiscal year ended June 30, 2000 until the working capital is available to justify such expenditures.

Trademarks
----------
     The Company utilizes various trademarks in association with the marketing of its Products, including its logo design in conjunction with the name "American[TM]", and the names "Lazer[TM]", "Amerityre[TM]" and "Urathon[TM]".

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

Employees
---------
     As of June 30, 1999, the Company had 8 full-time employees, including 5 administrative and 3 hourly employees. None of the Company's employees are represented by a labor union. The Company believes that it will be able to hire a sufficient quantity of qualified laborers in the local area to meet the Company's employment needs. The Company's manufacturing process does not require special training, other than orientation to the Company's production techniques and specific equipment.

                      ITEM 2. DESCRIPTION OF PROPERTIES
Offices
-------
     The Company's 26,000 sq. ft. manufacturing/distribution/office facility is located on 4.15 acres of real property at 446 West Lake Street, Ravenna, Ohio, and consists of 1,000 sq. ft. of administrative offices and 25,000 sq. ft. of manufacturing space. The facility is constructed of masonry and steel and is equipped with a one-half ton chain hoist, overhead sprinkler system, and two loading docks. The Ravenna facility will be utilized for tire production. Management of the Company believes that the Ravenna facility will be sufficient to handle projected production needs for the next five years.

     Beginning in June 1997, the Company maintains an executive office suite consisting of approximately 1,100 square feet located at 705-B Yucca Street, Boulder City, Nevada. The facility is subleased from American Environmental Corporation, a company controlled by Richard A. Steinke, an affiliate of the Company, who in turn leases the facility from Micro Instrument Corp, an unrelated entity. The Company pays American Environmental Corporation a fee of $425 per month to occupy the office suite. It is the opinion of management that the Company maintains adequate insurance coverage for loss or damage to its facility under its existing insurance policy.

                            ITEM 3. LEGAL PROCEEDINGS

None.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 1999.

                                  PART II
     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The table below sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended June 30, 1999               High Bid      Low Bid
-------------------------------               --------      -------
First Quarter                                  $3.375        $1.00
Second Quarter                                 $1.5938       $0.75
Third Quarter                                  $2.9375       $1.0312
Fourth Quarter                                 $1.9375       $0.875

Fiscal Year Ended June 30, 1998
-------------------------------
First Quarter                                  $7.785        $2.875
Second Quarter                                 $5.625        $2.5625
Third Quarter                                  $4.50         $2.375
Fourth Quarter                                 $4.00         $1.625

Fiscal Year Ended June 30, 1997
-------------------------------
First Quarter                                   N/A           N/A
Second Quarter                                 $9.375        $6.00
Third Quarter                                  $9.125        $6.00
Fourth Quarter                                 $6.125        $2.25

     At September 30, 1999, the Company's Common Stock was quoted on the OTC Bulletin Board at a bid and asked price of $1.125 and $1.28125, respectively.

     Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At September 30, 1999, the Company had approximately 293 shareholders of record based on information provided by the Company's transfer agent.

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

Year 2000 Disclosure
--------------------
     The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a minimum number of computer programs in its operations. The Company has completed its assessment, and believes it to be compliant. The Company believes the cost of compliance did not have a material adverse impact on the Company's financial position. However, if third parties upon which the Company relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company.

Results of Operations
---------------------

Year ended June 30, 1999 compared to year ended June 30, 1998
-------------------------------------------------------------
     During its operating history the Company has had limited revenues from the sale of its Products. Total revenues for the year ended June 30, 1999 were $29,797 compared to $38,653 for the same period in 1998. Since inception on January 30, 1995, the Company has had total sales of $82,956. Costs of sales for the year ended June 30, 1999 were $41,244, or 141% of sales as compared to $93,810 or 242% of sales for the year ended June 30, 1998. Management of the Company believes that the direct costs as a percent of sales will be reduced to profitable levels once the volume of Product sales exceeds the fixed costs of minimum Product production (i.e., labor costs). Management of the Company believes that it currently has sufficient employees to merit a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

     During the fiscal year ending June 30, 2000, the Company will begin the marketing of a line of bicycles utilizing the Company's "flat-free" bicycle tires. Introduction of the bicycles should begin in December 1999. Other than the new revenue source derived from the sale of the bicycles, the Company knows of no predictable events or uncertainties that may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations other than the lack of working capital.

     Corporate Expense. For fiscal 1999, total operating expenses were $1,397,049, consisting mainly of payroll and payroll taxes of $680,344 and selling, general and administrative expenses of $393,734, resulting in a loss from operations of $(1,408,496). Total expenses for fiscal year 1998 were $1,872,163 consisting of mainly of payroll and payroll taxes of $1,118,073 and selling, general and administrative expenses of $457,990, resulting in a loss from operations of $(1,927,320). The decrease in the operating expenses during fiscal year 1999 can be attributed directly to a decrease in payroll and payroll taxes, resulting from the reduction of several management and technical support personnel positions.

     Interest Expense. Interest expense for fiscal 1999 was $200,480 as compared to $343,397 in fiscal 1998. The decrease in interest expense for fiscal year 1999 is directly attributed to the conversion to equity of convertible promissory notes issued during previous periods.

     Other Income (Expense). For fiscal 1999, the Company had other income of $34,460, which amount represents the interest accrued on a stock subscription receivable from a former affiliate of the Company. The Company experienced a loss on the termination of the employment agreement with its former president of $240,000, which amount represents pre-paid employment compensation previously expensed over the term of the employment agreement. (See Note 3 - Related Party Transactions to the Financial Statements). For fiscal 1998, other expenses were a net $2,044,013, of which, substantially all was represented by an impairment loss $(1,694,111) because of the Company's inability to determine the present value of the future cash flows of its wholly owned subsidiary, Urathon Limited. (See Note 10 - LOSS FROM DISCONTINUED OPERATIONS and Note 1 (j) - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Goodwill in the financial statements.)

     The Company experienced a net comprehensive loss of $(1,782,518) for the year ended June 30, 1999, compared with a net comprehensive loss of $(4,267,641) for the year ended June 30, 1998. The basic loss per share for fiscal 1999 was $(0.31) as compared to $(1.20) for fiscal 1998, based on the weighted average number of shares outstanding of 5,701,524 and 3,555,799 for the respective periods.

Liquidity and Capital Resources
-------------------------------
     During the fiscal year ended June 30, 1999, the Company financed operations through the issuance of common stock for cash, conversion of debt, prepayment of salaries, and payment of professional services; however, the Company will require additional working capital to continue its business operations.

     The Company had current assets of $58,972 and current liabilities of $364,462, for a working capital deficit of $(305,490) at June 30, 1999. The Company had cash and cash equivalents of $3,291 and accounts receivable of $1,562 for the same period. Cash used in operations for the fiscal year ended June 30, 1999 was $698,334 and $1,041,492 for the fiscal year ended June 30, 1998. Cash used in operations for the fiscal year ended June 30, 1999 was funded primarily by cash received from the sale of common stock and the issuance of common stock for services and salary. At June 30, 1999, the Company had net property and equipment of $934,298, after deduction of $465,510 in accumulated depreciation. The Company's property and equipment consists mainly of land ($59,000), building and improvements ($262,235), and equipment ($1,070,881). Because at June 30, 1999, the Company has an accumulated deficit during the development stage of $(8,301,567), has a working capital deficit and limited internal financial resources, the report of the Company's auditor contains a going concern modification as to the ability of the Company to continue.

     During fiscal 1999, the Company continued to effect measures to reduce cash outflows and increase working capital through the issuance of additional shares of common stock for services and conversion of debt.

     The Company is aware of its ongoing cash requirements and has implemented a cash flow plan, including continued reduction in its general and administrative expenses. Additionally, the Company has developed an overall strategy and certain financing options to meet its ongoing needs through June 30, 2000. Due to the need for working capital, the Company will continue to seek additional debt and/or equity financing from existing shareholders and other investment capital resources. The Company has a subscription receivable from an affiliate to provide an additional $500,000 in additional equity to the Company (Note 9 - SUBSEQUENT EVENTS), however, no assurance can be given that the Company will be able to obtain any other commitments. Because of the Company's limited financial resources, the Company does not anticipate expending any substantial sums for new research and development during the fiscal year ended June 30, 2000.

Impact of Inflation
-------------------
     The Company does not anticipate that inflation will have a material impact on its current or proposed operations.

Principal Customers
-------------------
     During the most recent fiscal year ended June 30, 1999, the Company had no individual customer that accounted for more than 10% of the Company's revenues.

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

                                 PART III

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the name, age, and position of each executive officer and director that has served during the fiscal year ended June 30, 1999, and the term of office of each director of the Company.

   Name            Age   Position                    Director or Officer Since
   ----            ---   --------                    -------------------------
Richard Steinke    57    Chairman, Director, CEO     January 1995  (1)
Roger A. Fleming   59    President and Director      February 1997 (2)
John Hoffman       58    Vice-President and CEO      March 1999    (3)
Hugh Sims-Hilditch 63    Vice-President and Director February 1997 (4)
Louis M. Haynie    72    Director                    July 1997
Ping Zhang         33    Vice-President and Director February 1997
Henry D. Moyle     70    Director                    March 1999
William Watkins    71    Director                    March 1999
David K. Griffiths 62    Treasurer/Controller        February 1995
---------------------
(1)  Mr. Steinke resigned as CEO in March 1999.
(2)  Mr. Flemings employment as President was terminated July 24, 1999.
(3)  Mr. Hoffman was named CEO in March 1999.
(4)  Mr. Sims-Hilditch resigned as an officer and director in January 1999.


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

     John Hoffman joined the Company as its CEO in March 1999. From March 1997 to April 1998, Mr. Hoffman was the North American Regional Manager for the EIMCO Process and Equipment Division of Baker Hughes, Inc. From June 1981 until March 1997, Mr. Hoffman was worked in various regional and general manager positions for Hughes Christensen/Eastman Christensen/North Christensen, in Salt Lake City, Utah; Santiago, Chile; Houston, Texas; Dubai, U.A.E.; Singapore; and Buenos Aires, Argentina.

     Henry D. Moyle was appointed to the Company's board of directors in March 1999. Since 1992, Mr. Moyle has been president and C.E.O. of Silver Lake Company, and since 1989 has been president and C.E.O. of Brighton Properties, Inc. From 1970 to 1983, Mr. Moyle was president and C.E.O. of Research Industries Corporation. Mr. Moyle received a B.A. from Stanford in 1957, and a J.D. degree from the University of Utah in 1959. Mr. Moyle is the owner of Sunset Canyon Ranch, raising cattle and racehorses, and serves on the board of directors of Silver Lake Company, Brighton Properties, Inc., and the Sunset Medical Corporation.

     William Watkins was appointed to the Company's board of directors in March 1999. Since September 1980, Mr. Watkins has been involved in researching, investing and developing various business ventures throughout the United States. From November 1954 through December 1961, Mr. Watkins was vice president and general manager of Market Motors Ford, Inc., Akron, Ohio. From January 1962 through August 1967, Mr. Watkins was president and CEO of multiple car dealerships including Costa Mesa Chrysler Plymouth, Inc., Costa Mesa, California. From February 1968 to August 1980, Mr. Watkins was president and CEO of Bill Watkins Ford, Scottsdale, Arizona.

     David K. Griffiths currently serves as the Company's Treasurer and principal accounting officer and has since 1960 been self-employed as an accountant/consultant for various small businesses. Mr. Griffiths offers the Company 36 years experience in accounting and accounting related systems. Mr. Griffiths received a B.S. in Accounting from Arizona State University, Tempe, Arizona in 1961.

KEY EMPLOYEES
-------------
     James G. Moore, Jr. joined the Company in August 1997 and is employed as the Company's manager of mold design and processing. Prior to his employment with the Company, Mr. Moore worked at Goodyear Tire & Rubber Company, Akron, Ohio, where he had over 25 years of experience as a master tire carver, which included five years at the Goodyear apprentice school for tire tread pattern carving and mold carving. Mr. Moore also took multiple engineering courses while enrolled in the civil engineering school at the University of Akron, Akron, Ohio.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
     The Company is not subject to the requirements of Section 16(a) of the Exchange Act.

                     ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at June 30, 1999, the end of the Company's last completed fiscal year):

                                   Summary Compensation Table
                                                         Long Term Compensation
                                                         ----------------------
                     Annual Compensation                 Awards       Payouts
                                           Other        Restricted
Name and                                   Annual        Stock     Options LTIP     All other
Principal Position Year Salary    Bonus($) Compensation   Awards   /SARs   Payout  Compensation
------------------ ---- ------    -------- ------------   ------   ------- ------  ------------
Richard A. Steinke  1999 $120,000    -0-      -0-         -0-      -0-     -0-       -0-
Richard A. Steinke  1997  120,000    -0-      -0-         -0-      -0-     -0-       -0-
C.E.O. and Chairman 1996   90,000(1) -0-      -0-         -0-      -0-     -0-       -0-

Roger A. Fleming    1999 $240,000 $  9,569(2) -0-         -0-      -0-     -0-     $240,000(4)
Pres. and Director  1998 $130,000 $400,000(3) -0-         -0-      -0-     -0-       -0-
(since 7/1/97)

Dennis S. Chrobak   1997 $90,000(5) -0-       -0-         -0-      -0-     -0-       -0-
Pres. and Director
(prior to 6/30/97)


(1) Effective May 1, 1997, Mr. Steinke requested deferral of his monthly employment compensation under his employment agreement. The amount set forth for fiscal year 1997 includes $20,000 of accrued compensation during under the agreement.
(2) Represents cash bonus accrued to the benefit of Mr. Fleming based on annual sales revenue during the period.

(3) Represents 200,000 restricted shares of common stock issued as a signing bonus under Employment Agreement and valued at $2.00 per share.
(4) Represents loss on termination of employment agreement recorded in the fiscal year ended June 30, 1999.
(5) Effective October 1, 1996, Mr. Chrobak requested deferral of his monthly employment compensation under his employment agreement. The amount set forth includes $90,000 of accrued compensation during under the agreement, which was paid in full during fiscal year 1998.

Employment Agreements and Benefits
----------------------------------
      In August 1995, the Company entered into an Employment Agreement with Richard A. Steinke, its Chief Executive Officer. Beginning October 1, 1996, the Employment Agreement called for Mr. Steinke to be employed for a term of 36 months, with monthly compensation of $10,000, subject to increase at the discretion of the Board of Directors. The Company provides group health, medical, and life insurance, similar to that which will be made available to all full time employees and reimburses Mr. Steinke for out-of-pocket expenses incurred in connection with the Company's business. In the event of termination of Mr. Steinke's employment, for reasons other than cause, as defined in the employment agreement, Mr. Steinke's monthly salary would continue throughout the balance of the term of the employment agreement. Effective May 1, 1997, Mr. Steinke declined to receive any further compensation from the Company based on his employment agreement, therefore all employment compensation due under Mr. Steinke's employment contract since May 1, 1997 has been accrued. At June 30, 1998, $140,000 of the unpaid salary was converted to a note payable to Mr. Steinke. Interest on the note consisted of 14,000 shares of the Company's common stock valued at $28,000. The amount of the note was due December 31, 1998, but was converted into additional shares of the Company's common stock at $1.00 per share. At June 30, 1998, 75,000 shares of common stock were issued to Mr. Steinke in lieu of salary from July 1, 1998 to October 1, 1999, the remaining term of Mr. Steinke's employment agreement. The share issuance was recorded at the average trading price of the common stock of $2.00 on the date of issuance and resulted in prepaid compensation of $150,000. The amount has been amortized as the salary expenses have been incurred during the term of the employment agreement.

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

     Mr. Flemings employment as President of the Company was terminated in July 1999 and the balance of his pre-paid employment compensation has been expensed at June 30, 1999.

     In July 1999, the Company entered into an Employment Agreement with John
R. Hoffman as President and Chief Operating Officer. Beginning July 16, 1999, the Employment Agreement in for a term of three years at an annual base salary of $100,000, to be paid semi-monthly, one payment of $4,166.67 in cash and one payment of the equivalent amount of the Company's stock based on the stock value average of the three days prior to the end of the payment period. This base salary is subject to increase at the discretion of the Board of Directors, with provisions for bonus compensation based on specific performance objectives. As a signing bonus, Mr. Hoffman received a nonqualified stock option to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $0.50 per share, exercisable for five years from the date of the Employment Agreement. The Company provides group health, medical, and life insurance, similar to that which will be made available to all full time employees and reimburses Mr. Hoffman for out of pocket expenses incurred in connection with the Company's business.

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

Compensation of Directors
-------------------------
     None.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------
     Unless otherwise disclosed below, as of June 30, 1999, the end of the Company's most recent fiscal year, there are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

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

     At June 30, 1999, the Company owed Chrobak approximately $66,000 under the terms of the agreement.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of June 30, 1999, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 6,816,475 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Security Ownership of Certain Beneficial Owners

Title
 of      Name and Address              Amount and Nature of     Percentage
Class    Beneficial Owner              Beneficial Ownership(1)   of Class
-----    ----------------              --------------------     ----------
Common   Roger A. Fleming              D          640,000              9.39
         446 W. Lake Avenue
         Ravenna, OH  44266

Common   Richard A. Steinke            D          222,000              3.26
         705-B Yucca Street            I (2)      455,000              6.67
         Boulder City, NV  89005       I (3)      800,000             11.74

SECURITY OWNERSHIP OF MANAGEMENT OF THE COMPANY

Title
 of      Name and Position of          Amount and Nature of     Percentage
Class    Officer and/or Director       Beneficial Ownership(1)   of Class
-----    -----------------------       --------------------     ----------
Common   Roger A. Fleming, President   D          640,000              9.39
          and Director

Common   Richard A. Steinke, C.E.O.    D          222,000              3.26
          and Director                 I (2)      455,000              6.67
                                         (3)      800,000             11.74

Common   Ping Zhang, V.P. and Director D            2,000               .03

Common   Louis M. Haynie, Director     D           69,000              1.01
                                       I (4)        2,000               .03

Common   David K. Griffiths, Treasurer D           32,817               .48

Common   Henry D. Moyle, Director      D (5)       20,000               .29
                                       I (6)       55,000               .81

Common   William Watkins               I           27,500               .40
                                                ---------             -----
         All Officers and Directors
          as a Group (7 person)        D          985,817             14.46
                                       I        1,339,500             19.65
                                                ---------             -----
         Total Beneficial Ownership             2,325,317             34.11
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

(4) Represent shares owned beneficially and of record by Gae Haynie, spouse of Louis M. Haynie, and of which Mr. Haynie may be deemed to have beneficial ownership.

(5) Represent shares owned beneficially and of record by Vickie L. Moyle, the spouse of Henry D. Moyle, and of which Mr. Moyle may be deemed to have beneficial interest.

(6) Represent shares owned beneficially and of record by Dolores Watkins Trust, of which William D. Watkins is the trustee.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Flat-Free (Non-pneumatic)Tire License Agreement
-----------------------------------------------
     On August 19, 1997, the Company entered into a revised agreement amending the terms of the October 27, 1995, Non-pneumatic Tire License Agreement with AMS. The Non-pneumatic Tire Agreement was amended to provide that the license be directly between the Company and Mr. Chrobak and Mr. Steinke. The agreement grants the Company an exclusive license to use, sell, license, or otherwise exploit the technology worldwide in exchange for a royalty. The revision of the Non-pneumatic License Agreement provides for the royalty to be reduced from $0.25 to $0.125 for each bicycle tire produced and sold by the Company utilizing the technology. All royalties payable under the agreement are to be paid to Mr. Chrobak. Mr. Steinke will not receive a royalty under the agreement so long as he is affiliated with the Company. Due to the relationship of Mr. Steinke and Mr. Chrobak with the Company at the time the agreement was made, the Non-pneumatic License Agreement cannot be considered to have been negotiated at arm's length.

Stock Subscriptions Receivables
-------------------------------
     During the fiscal year ended June 30, 1998, Roger A. Fleming, the Company's president utilized a promissory note in the principal amount of $400,000 to exercise an option to purchase 200,000 shares of the Company's common stock at an exercise price of $2.00 per share. The promissory note bears interest at 8.5% annually and is payable in 5 equal annual installments beginning June 30, 1999, with payment in full not later than June 30, 2003.

                 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of Jones, Jensen & Company                    19
Balance Sheet as of June 30, 1999                                          20
Statements of Operations for the years ended June 30, 1999
 and 1998 and from inception on January 30, 1995 through June 30, 1999     22
Statements of Stockholders' Equity                                         24
Statements of Cash Flows for the years ended June 30, 1999
 and 1998 and from inception on January 30, 1995 through June 30, 1999     28
Notes to Financial Statements                                              30

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document                             Location
-------  ---------  -----------------                             --------
 10       10.01     Service Contract between the Company and
                    McWong International (Shanghai) Co., Ltd.     This Filing

 10       10.02     Television Commercial Agreement between
                    the Company and American Independent Network  This Filing

 27       27        Financial Data Schedule                       This Filing

 (b) Reports on Form 8-K.

     There were no reports on Form 8-K filed with the Commission during the quarter ended June 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                        AMERICAN TIRE CORPORATION

Date: November 11, 1999                 By /S/Richard A. Steinke, Chairman of
                                        the Board [Principal
                                        Executive Officer]

Date: November 11, 1999                 By /S/David K. Griffiths, Secretary
                                        Treasurer [Principal Accounting
                                        Officer]

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
American Tire Corporation
(A Development Stage Company)
Boulder City, Nevada

We have audited the accompanying balance sheet of American Tire Corporation (a development stage company) as of June 30, 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999 and 1998 and from inception on January 30, 1995 through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of American Tire Corporation (a development stage company) as of June 30, 1999, and the results of its operations and its cash flows for the years then ended June 30, 1999 and 1998 and from inception on January 30, 1995 through June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Jones, Jensen & Company
Salt Lake City, Utah
November 4, 1999

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
                                Balance Sheet

                                    ASSETS
                                    ------
                                                            June 30,
                                                              1999
                                                          ------------

CURRENT ASSETS

 Cash and cash equivalents                                $      3,291
 Accounts receivable                                             1,562
 Inventory (Note 1)                                             40,313
 Prepaid expenses                                               13,806
                                                          ------------
     Total Current Assets                                       58,972
                                                          ------------
PROPERTY AND EQUIPMENT (Note 1)

 Land                                                           59,000
 Building and improvements                                     262,235
 Equipment                                                   1,070,881
 Furniture and fixtures                                          7,692
 Less - accumulated depreciation                              (465,510)
                                                          ------------
     Total Property and Equipment                              934,298
                                                          ------------
OTHER ASSETS

 Patents (Note 1)                                               62,417
 Deposits                                                       15,854
                                                          ------------
     Total Other Assets                                         78,271
                                                          ------------

     TOTAL ASSETS                                         $  1,071,541
                                                          ============

The accompanying notes are an integral part of these consolidated financial statements.

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
                          Balance Sheet (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                                            June 30,
                                                              1999
                                                          ------------

CURRENT LIABILITIES

 Accounts payable                                         $    235,830
 Accounts payable - related parties (Note 3)                    80,507
 Accrued expenses                                                2,625
 Note payable - related party (Note 3)                           6,000
 Stock subscription deposit (Note 6)                            39,500
                                                          ------------
     Total Current Liabilities                                 364,462
                                                          ------------

TOTAL LIABILITIES                                              364,462
                                                          ------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY

 Preferred stock: 5,000,000 shares authorized
  of $0.001 par value,-0-shares issued and outstanding            -
 Common stock: 25,000,000 shares authorized
  of $0.001 par value, 6,816,475 shares issued
  and outstanding                                                6,816
 Additional paid-in capital                                  9,465,830
 Stock subscription receivable (Note 2)                       (434,000)
 Related party prepaid compensation contracts (Note 3)         (30,000)
 Deficit accumulated during the development stage           (8,301,567)
                                                          ------------
     Total Stockholders' Equity                                707,079
                                                          ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  1,071,541
                                                          ============

The accompanying notes are an integral part of these consolidated financial statements.

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
                          Statements of Operations

                                                                                       From
                                                                                    Inception on
                                                                                    January 30,
                                                          For the Years Ended       1995 Through
                                                                June 30,              June 30,
                                                          1999           1998           1999
                                                     ------------   ------------    ------------
NET SALES                                            $     29,797   $     38,653    $     82,956

COST OF SALES                                              41,244         93,810         146,475
                                                     ------------   ------------    ------------
GROSS MARGIN                                              (11,447)       (55,157)        (63,519)
                                                     ------------   ------------    ------------

EXPENSES
 Consulting                                               109,167        148,853         742,812
 Payroll and payroll taxes                                680,344      1,118,073       2,572,764
 Depreciation and amortization                            213,804        147,247         587,626
 Bad debt expense                                            -              -             21,112
 Selling, general and administrative                      393,734        457,990       1,548,564
                                                     ------------   ------------    ------------
    Total Expenses                                      1,397,049      1,872,163       5,472,878
                                                     ------------   ------------    ------------
LOSS BEFORE OTHER INCOME (EXPENSE)                     (1,408,496)    (1,927,320)     (5,536,397)
                                                     ------------   ------------    ------------
OTHER INCOME (EXPENSES)
 Other income                                                -               967           2,298
 Interest income                                           34,460          6,170          70,051
 Interest expense                                        (200,480)      (343,397)       (619,889)
 Impairment loss (Note 1)                                    -        (1,694,111)     (1,694,111)
 Inventory impairment loss                                   -           (13,642)        (13,642)
 Loss on termination of employment agreement (Note 3)    (240,000)          -           (240,000)
 Loss on disposition of assets                               -              -             (3,662)
                                                     ------------   ------------    ------------
   Total Other Income (Expense)                          (406,020)    (2,044,013)     (2,498,955)
                                                     ------------   ------------    ------------
NET LOSS BEFORE DISCONTINUED OPERATIONS              $ (1,814,516)  $ (3,971,333)   $ (8,035,352)
                                                     ============   ============    ============
DISCONTINUED OPERATIONS
 Loss from discontinued operations (Note 10)             (193,723)      (296,496)       (495,108)
 Gain from disposal of subsidiary (Note 1)                228,893           -            228,893
                                                     ------------   ------------    ------------
   Net Discontinued Operations                             35,170       (296,496)       (266,215)
                                                     ------------   ------------    ------------
NET LOSS                                             $ (1,779,346)  $ (4,267,829)   $ (8,301,567)
                                                     ------------   ------------    ------------
OTHER COMPREHENSIVE INCOME
 Foreign currency adjustments                              (3,172)           188            -
                                                     ------------   ------------    ------------
NET COMPREHENSIVE LOSS                               $ (1,782,518)  $ (4,267,641)   $ (8,301,567)
                                                     ============   ============    ============
BASIC GAIN (LOSS) PER SHARE
 Loss from operations                                $      (0.32)  $      (1.12)
 Discontinued operations                                     0.01          (0.08)
                                                     ------------   ------------
   Basic Gain (Loss) Per Share                       $      (0.31)  $      (1.20)
                                                     ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           5,701,524      3,555,799
                                                     ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
                     Statements of Stockholders' Equity

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

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
               Statements of Stockholders' Equity (Continued)

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

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
                Statements of Stockholders' Equity (Continued)

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

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
               Statements of Stockholders' Equity (Continued)

                                                                                         Related       Deficit
                                                                                          Party      Accumulated
                                                  Additional     Other        Stock      Prepaid     During the
                               Common Stock         Paid-in  Comprehensive Subscription Compensation Development
                            Shares       Amount     Capital      Income     Receivable   Contracts     Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------

Balance, June 30, 1998      4,619,250 $     4,619 $ 7,798,789  $     3,172  $ (400,000)  $ (576,667)$(6,522,221)

Common stock issued for
 cash at $0.50 per share      875,000         875     436,625         -           -            -           -

Common stock issued in lieu
 of interest on promissory
 note at approximately $0.93
 per share                      7,225           7       6,731         -           -            -           -

Common stock issued in lieu
 of notes payable at $1.00
 per share                  1,135,000       1,135   1,133,865         -           -            -           -

Common stock issued in lieu
 of notes payable at $0.50
 per share                     90,000          90      44,910         -           -            -           -

Common stock issued for
 services at $0.50 per
 share                         90,000          90      44,910         -           -            -           -

Additional interst recorded
 on subscription receivable      -           -           -            -        (34,000)        -           -

Currency translation
 adjustment                      -           -           -          (3,172)       -            -           -

Amortization of prepaid
 compensation contracts          -           -           -            -           -         306,667        -

Termination of employment
 contract (Note 3)               -           -           -            -           -        (240,000)       -

Net loss for the year
 ending June 30, 1999            -           -           -            -           -            -     (1,779,346)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance, June 30, 1999      6,816,475 $     6,816 $ 9,465,830  $      -     $  (434,000)$   (30,000)$(8,301,567)
                          =========== =========== ===========  ===========  =========== =========== ===========


The accompanying notes are an integral part of these consolidated financial statements.

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
                          Statements of Cash Flows

                                                                                        From
                                                                                    Inception on
                                                                                    January 30,
                                                         For the Years Ended        1995 Through
                                                                June 30,              June 30,
                                                          1999           1998           1999
                                                     ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                             $ (1,779,346)   $(4,267,829)   $ (8,301,567)
 Adjustments to Reconcile Net Loss to
  Net Cash (Used) by Operating Activities:
    Depreciation and amortization                         213,804        147,247         587,626
    Bad debt expense                                         -              -             21,112
    Loss on disposition of assets                            -              -              3,662
    Impairment loss                                          -         1,694,111       1,694,111
    Inventory impairment loss                                -           140,712         140,712
    Gain on disposition of investment                    (228,893)          -           (228,893)
    Loss on termination of employment agreement           240,000           -            240,000
    Loss on discontinued operations                       193,723        296,496         495,108
    Common stock issued for services                       45,000        529,504         915,259
    Services provided in lieu of cash payment
     on subscriptions receivable                             -              -             75,000
    Common stock issued in lieu of interest                 6,738        492,781         499,519
    Interest on subscription receivable                    34,000           -             34,000
  Changes in Assets and Liabilities:
     (Increase) decrease in accounts receivable and
       accounts receivable- related                         9,276         (4,631)        (22,674)
     (Increase) decrease in inventory                     (10,964)        (8,507)        (40,313)
     (Increase) decrease in prepaid expenses              465,913        (48,399)        326,194
     (Increase) decrease in other assets                  (21,875)       (27,160)        (78,271)
     Increase (decrease) in accounts payable and
      accrued expenses                                    134,290        141,253          27,158
                                                     ------------   ------------    ------------
  Net Cash (Used) by Operating Activities                (698,334)    (1,041,492)     (3,739,327)
                                                     ------------   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of equipment                                    (92,697)      (357,005)     (1,441,750)
 Purchase of subsidiary                                      -              -           (400,000)
                                                     ------------   ------------    ------------
  Net Cash (Used) in Investing Activities            $    (92,697)  $   (357,005)   $ (1,841,750)
                                                     ------------   ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
                     Statements of Cash Flows (Continued)

                                                                                        From
                                                                                    Inception on
                                                                                    January 30,
                                                         For the Years Ended        1995 Through
                                                                June 30,              June 30,
                                                          1999           1998           1999
                                                     ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repurchase of common stock                          $       -      $   (230,000)   $   (439,862)
 Receipt of subscriptions receivable                         -            50,000          50,000
 Payment of stock offering costs                             -              -           (160,401)
 Proceeds from notes payable                              163,500      1,382,500       2,298,838
 Cash received on stock deposit                            39,500           -             39,500
 Payments made on notes payable and line of credit       (125,000)       (30,380)       (429,838)
 Payments made to related parties                            -           (10,000)        (10,000)
 Common stock issued for cash                             437,500         13,750       4,236,131
                                                     ------------   ------------    ------------
     Net Cash Provided by Financing Activities            515,500      1,175,870       5,584,368
                                                     ------------   ------------    ------------

NET INCREASE (DECREASE) IN CASH                          (275,531)      (222,627)          3,291

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                                  278,822        501,449            -
                                                     ------------   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR             $      3,291   $    278,822    $      3,291
                                                     ============   ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

  CASH PAID FOR:
     Interest                                        $     24,165   $      8,466    $     80,203
     Income taxes                                    $       -      $       -       $       -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for services rendered           $     45,000   $    529,504    $    915,259
 Common stock issued in lieu of debt and interest    $  1,186,738   $    892,781    $  2,241,519
 Common stock issued for acquisition of subsidiary   $       -      $       -       $  1,550,000
 Common stock issued as prepaid salary               $       -      $    610,000    $    610,000



During the year ended June 30, 1998, the Company issued 200,000 shares of common stock at $2.00 per share in exchange for notes receivable.


The accompanying notes are an integral part of these consolidated financial statements.

                              AMERICAN TIRE CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                          Notes to the Financial Statements
                                  June 30, 1999

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

American Tire Corporation (ATC)(the "Company") was incorporated under the laws of the State of Nevada on January 30, 1995. The Company was organized to take advantage of existing proprietary and non-proprietary technology available for the manufacturing of specialty tires. ATC has had limited operations since its organization and is a "development stage" company. The Company intends to engage in the manufacturing, marketing, distribution, and sales of airless specialty tires and tire-wheel assemblies and currently is manufacturing airless tires in limited quantities at its manufacturing facility located in Ravenna, Ohio.

On February 28, 1997, ATC purchased Urathon Limited (UL) for $1,950,000 by issuing 200,000 shares of its common stock plus $400,000 in cash in exchange for 100% of the issued and outstanding stock of UL. The common stock was valued at its trading price of $7.75 per share.

UL was incorporated under the laws of England and Wales on October 8, 1990 for the purpose of promoting and developing products within the chemical industry. Since 1990, UL has been a distributor of urethane bicycle, wheelchair and other specialty tires in the United Kingdom and Europe. UL distributed urethane tires under the registered trade name "Urathon" in approximately 540 retail outlets in England, Scotland and Wales. UL also sold product in France, Denmark, Austria, the Netherlands and Germany through independent distributors.

Effective June 9, 1999, the Company sold its 100% ownership in UL, which resulted in a gain on disposition of the subsidiary of $228,893 that has been recorded in the accompanying statement of operations for the year ended June 30, 1999.

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

                            AMERICAN TIRE CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 June 30, 1999

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

e.  Estimates

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

f.  Provision for Taxes

As of June 30, 1999, the Company has net operating loss carry forwards of approximately $8,300,000 which will expire in 2014. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

g.  Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market. The inventory consists of finished goods produced in the Company's plant and products purchased for resale.

h.  Property and Equipment

Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives as follows:

                  Building and improvements     40 years
                  Equipment                     5 to 7 years
                  Furniture and fixtures        7 years

Depreciation expenses for the years ended June 30, 1999 and 1998 was $213,804 and $147,247, respectively.

i.  Revenue Recognition

Revenue is recognized upon shipment of goods to the customer.

                             AMERICAN TIRE CORPORATION
                           (A Development Stage Company)
                         Notes to the Financial Statements
                                   June 30, 1999

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

j.  Goodwill and Technology

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

k.  Patents

Patents have been capitalized at June 30, 1999. With regard to those patents that the Company has capitalized cost through June 30, 1999, no amortization has been recorded for the years ended June 30, 1999 and 1998, as they are still pending.

l.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

NOTE 2 -  STOCK SUBSCRIPTION RECEIVABLE

During the year ended June 30, 1998, a former officer of the Company signed an agreement and note to purchase 200,000 shares of the Company's common stock at a price of $2.00 per share. At June 30, 1999, the entire $400,000, plus accrued interest of $34,000, was owed under the note, which has been presented as a reduction of stockholders' equity. The note bears interest at 8.50% per annum and is due in five equal annual installments beginning June 30, 1999, with payment in full no later than June 30, 2003. The officer was subsequently terminated in July 1999. Management of the Company is currently working on negotiations with the former officer to collect the entire $400,000 plus interest or to cancel the shares. The first installment due of $80,000 on June 30, 1999 has not been paid. Management is uncertain at June 30, 1999 what the outcome will be.

NOTE 3 -   RELATED PARTY TRANSACTIONS

In August 1995, the Company entered into employment agreements with two of its officers. These two agreements are for 36 months at a monthly compensation of $10,000 each. At June 30, 1997, $100,000 was owed to the two officers for unpaid wages. In addition, $50,000 was due to another officer at June 30, 1997 for services rendered to the Company from February 1, 1997 to June 30, 1997. At June 30, 1998, $140,000 of the unpaid wages was converted to a note payable. Interest on the note payable consists of 14,000 shares of the Company's common stock valued at $28,000 (effective interest rate of 40%).
The $140,000 principal amount was converted to 140,000 shares of common stock

                             AMERICAN TIRE CORPORATION
                           (A Development Stage Company)
                         Notes to the Financial Statements
                                   June 30, 1999

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

during the year ended June 30, 1999. An additional $6,000 was loaned to the Company by this officer during the year ended June 30, 1999. The note bears interest at 8.5% per annum and is due on or before December 30, 1999.

In October 1995, the Company entered into a Technology License Agreement with a related party providing for a royalty of $0.25 to be paid for each tire sold by the Company utilizing the "non-pneumatic tire technology" as defined by the agreement. This agreement was subsequently amended to reduce the royalty payment from $0.25 per unit sold to $0.125 per unit sold. The royalty payments are to be paid quarterly. There was no production during the year ended June 30, 1999 that was subject to the royalty.

As of June 30, 1999, $80,507 was owed to a former officer of the Company. The amount is unsecured, due on demand and accrues interest at 8.5% per annum.

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

As of June 30, 1999, salary in the amount of $30,000 had been prepaid to an officer of the Company through the issuance of stock. The amount will be amortized as the salary expense is incurred for this individual. The amount is broken out as follows:

  1. 75,000 shares were issued to the Company's CEO in lieu of salary from July 1, 1998 to October 1, 1999. These shares were recorded at the average trading price of the stock of $2.00 on the date of issuance resulting in a prepaid amount of $150,000. Amortization through June 30, 1999 was $120,000, resulting in a prepaid amount of $30,000 as of June 30, 1999.

  2. 180,000 shares were issued to the Company's former president in lieu of salary from July 1, 1998 to June 30, 2001. These shares were recorded at the average trading price of the stock of $2.00 on the date of issuance resulting in an original prepaid amount of $360,000. Amortization through June 30, 1999 was $120,000. The former president was terminated during July 1999. Management is alleging that the termination was with cause and therefore, the original employment agreement was voided. Management intends on vigorously trying to recover a portion of the original 180,000 shares issued. Because the ultimate outcome of this is uncertain, the remaining $240,000 of prepaid salary expense is being written off during the year ended June 30, 1999 as a "loss on termination of employment agreement".

The total prepaid amount of $30,000 has been presented as a reduction of stockholders' equity (related party prepaid compensation contracts) as of June 30, 1999.

                             AMERICAN TIRE CORPORATION
                           (A Development Stage Company)
                         Notes to the Financial Statements
                                   June 30, 1999

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

On June 10, 1999, the Company entered into a Television Commercial Agreement with American Independent Network (AIN). The Company has agreed to pay $30,000 ($15,000 of which was paid prior to June 30, 1999) for the production of a thirty-minute commercial program. In addition, the Company has agreed to pay AIN $15.00 per bicycle sold through television advertising and $3.00 per wheel assembly sold. The agreement is for one year with the option to extend the agreement and continue airing the commercial spots on the Network at the same prices as set forth above.

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

                             AMERICAN TIRE CORPORATION
                           (A Development Stage Company)
                         Notes to the Financial Statements
                                   June 30, 1999

NOTE 5 - STOCK TRANSACTIONS (Continued)

During the year ended June 30, 1999, the Company issued 1,135,000 shares of common stock valued at $1,135,000 and 90,000 shares of common stock valued at $45,000 in lieu of outstanding note payable debt. In addition, the Company issued 7,225 shares of common stock valued at $6,738 in lieu of interest on promissory notes. The Company also issued 875,000 shares of common stock for $437,500 and 90,000 shares for services rendered valued at $45,000.

NOTE 6 - STOCK SUBSCRIPTION DEPOSIT

As of June 30, 1999, the Company had received a total of $39,500 for the purchase of 79,000 shares of common stock. Subsequent to June 30, 1999, 40,000 of the shares were issued. As of the date of our audit report, the remaining 39,000 shares had not been issued. The $39,500 is being shown as a stock subscription deposit at June 30, 1999.

NOTE 7 -  STOCK OPTIONS OUTSTANDING

The Company's Board of Directors has authorized a Non-Qualified Stock Option Plan that allows for the Company to issue options to purchase up to 35,000 shares of the Company's common stock that may be issued to consultants or others that provide professional services to the Company. The stock options have been valued at fair market value according to FAS 123, "Accounting for Stock-Based Compensation." Stock option activity for the year ended June 30, 1999 consisted of the following:
                                                            Number
                                                           Of Shares
                                                         ------------
             Outstanding at June 30, 1998                      14,500
             Granted during the year                             -
             Expired during the year                          (14,500)
             Exercised during the year                           -
                                                         ------------
             Outstanding at June 30, 1999                        -
                                                         ============

NOTE 8 -  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $8,301,567 at June 30, 1999 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its patented tires and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs.

                         AMERICAN TIRE CORPORATION
                       (A Development Stage Company)
                     Notes to the Financial Statements
                                June 30, 1999

NOTE 9 - SUBSEQUENT EVENTS

  1. During July 1999, the Company entered into a service contract with McWong International Business, Inc., a related party. The Company has agreed to pay $2,500 per month for twelve months in exchange for McWong providing quality control personnel at the Shaughai Forever Bicycle Co., Ltd. facility and to supervise the shipping of up to 10,000 bicycles per month to the Company's factory. The agreement also calls for the Company to pay an additional $0.25 per bicycle for each bicycle shipped over 10,000 per month.

  2. During July 1999, the Company terminated its President and Chief Operating Officer as previously mentioned.

  3. During July 1999, the Company signed a three year employment agreement with a new Chief Executive Officer. The agreement requires the Company to pay a base salary of $100,000. The amount is to be paid in combination of cash and shares of common stock based upon the market value of the stock at the time of issuance.

The Company also granted non-qualified stock options to purchase 100,000 shares of the Company's common stock at $0.50 per share, exercisable for five years, to the new Chief Executive Officer.

  4. During July 1999, the Company entered into a share purchase agreement with a related party to purchase 1,000,000 shares of the Company's common stock at $0.50 per share. The agreement calls for the individual to make payment in the form of proceeds received from the sale of common stock of Lexico Resources International Corporation, until such time as the Company receives $500,000.

  5. The Company issued 10,622 shares of common stock for services valued at $12,500 and 1,168,000 shares of common stock for $584,000.

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
                      Notes to the Financial Statements
                                June 30, 1999

NOTE 10 - LOSS FROM DISCONTINUED OPERATIONS

Effective June 9, 1999, the Company sold its 100% ownership in Urathon Limited
(UL) for one pound sterling. The following is a summary of the loss from discontinued operations.


                                                                                      From
                                                                                    Inception on
                                                                                     January 30,
                                                          For the Years Ended       1995 Through
                                                                June 30,              June 30,
                                                          1999           1998           1999
                                                     ------------   ------------    ------------
NET SALES                                            $    327,851   $    334,594    $    717,457

COST OF SALES                                             281,110        173,064         490,635
                                                     ------------   ------------    ------------
GROSS MARGIN                                               46,741        161,530         226,822
                                                     ------------   ------------    ------------

EXPENSES

 Payroll and payroll taxes                                 75,080        111,819         186,899
 Depreciation and amortization                             25,197          6,113          33,597
 Bad debt expense                                           3,949         13,721          17,670
 Selling, general and administrative                      126,097        191,472         393,487
                                                     ------------   ------------    ------------
    Total Expenses                                        230,323        323,125         631,653
                                                     ------------   ------------    ------------
LOSS BEFORE OTHER INCOME (EXPENSE)                       (183,582)      (161,595)       (404,831)
                                                     ------------   ------------    ------------
OTHER INCOME (EXPENSES)
 Other income                                                -              -             54,765
 Loss on disposition of assets                               -            (1,722)         (1,722)
 Inventory impairment loss                                   -          (127,070)       (127,070)
 Interest expense                                         (10,141)        (6,109)        (16,250)
                                                     ------------   ------------    ------------
   Total Other Income (Expense)                            10,141       (134,901)        (90,277)
                                                     ------------   ------------    ------------
NET LOSS FROM DISCONTINUED OPERATIONS                $   (193,723)  $   (296,496)   $   (495,108)
                                                     ============   ============    ============