Form 10QSB
period 1999-09-30
AMERICAN TIRE CORP
filed 1999-11-16
CIK 945828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ ] No [X] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 7,710,923 shares of common stock, par value $0.001, as of September 30, 1999.

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

The unaudited balance sheet of the Company as of September 30, 1999; the related audited balance sheet of the Company as of June 30, 1999; the related unaudited statements of operations and cash flows for the three month period ended September 30, 1999 and 1998 and from January 30, 1995 (inception) through September 30, 1999; and the unaudited statement of shareholders' equity for the period from January 30, 1995 (inception) through September 30, 1999 are attached hereto and incorporated herein by this reference

Operating results for the three month period ended September 30, 1999 is not necessarily indicative of the results that can be expected for the Company's fiscal year ending June 30, 2000.

                           AMERICAN TIRE CORPORATION
                         (A Development Stage Company)
                                BALANCE SHEETS
                                     ASSETS
                                                  SEPTEMBER 30,     JUNE 30,
                                                     1999             1999
                                                 ------------     ------------
                                                  (Unaudited)
Current Assets:
   Cash and cash equivalents                     $    230,964     $     3,291
   Accounts receivable                                    421           1,562
   Inventory                                          115,405          40,313
   Prepaid expenses                                    19,077          13,806
                                                   ----------      ----------
          Total Current Assets                        365,867          58,972
                                                   ----------      ----------
Property and Equipment
   Land                                                59,000          59,000
   Building and improvements                          262,235         262,235
   Equipment                                        1,070,881       1,070,881
   Furniture and fixtures                               7,692           7,692
      Less: accumulated depreciation                 (520,011)       (465,510)
                                                   ----------      ----------
                                                      879,797         934,298
                                                   ----------      ----------

Other Assets:
   Patents                                             63,112          62,417
   Deposits                                            28,354          15,854
                                                   ----------      ----------
          Total Other Assets                           91,466          78,271
                                                   ----------      ----------
TOTAL ASSETS                                       $1,337,130      $1,071,541
                                                   ==========      ==========











The accompanying notes are an integral part of these financial statements.

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
                          BALANCE SHEETS (Continued)


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  SEPTEMBER 30,     JUNE 30,
                                                      1999            1999
                                                 ------------     ------------
                                                  (Unaudited)
Current Liabilities:
   Accounts payable                              $    309,415     $   235,830
   Accounts payable - related parties                    -             80,507
   Accrued expenses                                    10,153           2,625
   Note payable - related party                                         6,000
   Stock subscription deposit                         128,561          39,500
                                                   ----------      ----------
          Total current liabilities                   448,129         364,462
                                                   ----------      ----------
TOTAL LIABILITIES                                     448,129         364,462
                                                   ----------      ----------
Stockholder Equity:
   Preferred stock, par value $0.001,
    5,000,000 shares authorized, 0 shares
    issued and outstanding                               -               -
   Common stock, par value $0.001, 25,000,000
    shares authorized, 7,710,923 and 6,816,475
    shares issued and outstanding, respectively         7,709           6,816
   Additional paid-in capital                       9,913,603       9,465,830
   Stock subscription receivable                     (442,570)       (434,000)
   Related party prepaid compensation contracts          -            (30,000)
   Deficit accumulated during the
    development stage                              (8,589,741)     (8,301,567)
                                                   ----------      ----------
          Total stockholders' equity                  889,001         707,079
                                                   ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $1,337,130      $1,071,541
                                                   ==========      ==========
















The accompanying notes are an integral part of these financial statements.

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
                          Statements of Operations
                                  (Unaudited)

                                                                                        From
                                                        For the        For the      Inception on
                                                     Three Months   Three Months    January 30,
                                                         Ended          Ended       1995 Through
                                                     September 30,  September 30,   September 30,
                                                          1999           1998           1999
                                                     ------------   ------------    ------------
NET SALES                                            $      5,160   $     12,450    $     88,116

COST OF SALES                                              11,512         13,950         157,987
                                                     ------------   ------------    ------------
GROSS MARGIN                                               (6,352)        (1,500)        (69,871)
                                                     ------------   ------------    ------------
EXPENSES
 Consulting                                                 4,000         25,000         746,812
 Payroll and payroll taxes                                126,818        193,072       2,699,582
 Depreciation and amortization                             54,501         51,804         642,127
 Bad debt expense                                            -              -             21,112
 Selling, general and administrative                      102,665        113,470       1,651,229
                                                     ------------   ------------    ------------
    Total Expenses                                        287,984        383,346       5,760,862
                                                     ------------   ------------    ------------
INCOME BEFORE OTHER INCOME (EXPENSES)                    (294,336)      (384,846)     (5,830,733)
                                                     ------------   ------------    ------------
OTHER INCOME (EXPENSES)
 Other income                                                -              -              2,298
 Interest income                                           10,204          1,300          80,255
 Interest expense                                          (4,042)       (95,262)       (623,931)
 Impairment loss                                             -              -         (1,694,111)
 Inventory impairment loss                                   -              -            (13,642)
 Loss on termination of employment agreement                 -              -           (240,000)
 Loss on disposition of assets                               -              -             (3,662)
                                                     ------------   ------------    ------------
TOTAL OTHER INCOME (EXPENSES)                              (6,162)       (93,962)     (2,492,793)
                                                     ------------   ------------    ------------
NET LOSS BEFORE DISCONTINUED OPERATIONS              $   (288,174)  $   (478,808)   $ (8,323,526)
                                                     ============   ============    ============
DISCONTINUED OPERATIONS
 Loss from discontinued operations                           -           (47,677)       (495,108)
 Gain from disposition of subsidiary                         -              -            228,893
                                                     ------------   ------------    ------------
     Net Discontinued Operations                             -           (47,677)       (266,215)
                                                     ------------   ------------    ------------
NET LOSS                                             $   (288,174)  $   (526,485)   $ (8,589,741)
                                                     ------------   ------------    ------------
OTHER COMPREHENSIVE INCOME
 Foreign currency adjustments                                -             4,633            -
                                                     ------------   ------------    ------------
NET COMPREHENSIVE LOSS                               $   (288,174)  $   (521,852)   $ (8,589,741)
                                                     ============   ============    ============
BASIC GAIN (LOSS) PER SHARE
 Loss from operations                                $      (0.04)  $      (0.10)
 Discontinued operations                                      -            (0.01)
                                                     ------------   ------------
   Basic Gain (Loss) Per Share                       $      (0.04)  $      (0.11)
                                                     ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES                       7,116,943      4,919,079
                                                     ============   ============



The accompanying notes are an integral part of these financial statements.

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


The accompanying notes are an integral part of these financial statements.

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


The accompanying notes are an integral part of these financial statements.

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


The accompanying notes are an integral part of these financial statements.

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
               Statements of Stockholders' Equity (Continued)

                                                                                         Related       Deficit
                                                                                          Party      Accumulated
                                                  Additional     Other        Stock      Prepaid     During the
                               Common Stock         Paid-in  Comprehensive Subscription Compensation Development
                            Shares       Amount     Capital      Income     Receivable   Contracts     Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------

Balance, June 30, 1998      4,619,250 $     4,619 $ 7,798,789  $     3,172  $ (400,000)  $ (576,667)$(6,522,221)

Common stock issued for
 cash at $0.50 per share      875,000         875     436,625         -           -            -           -

Common stock issued in lieu
 of interest on promissory
 note at approximately $0.93
 per share                      7,225           7       6,731         -           -            -           -

Common stock issued in lieu
 of notes payable at $1.00
 per share                  1,135,000       1,135   1,133,865         -           -            -           -

Common stock issued in lieu
 of notes payable at $0.50
 per share                     90,000          90      44,910         -           -            -           -

Common stock issued for
 services at $0.50 per
 share                         90,000          90      44,910         -           -            -           -

Additional interest recorded
 on subscription receivable      -           -           -            -        (34,000)        -           -

Currency translation
 adjustment                      -           -           -          (3,172)       -            -           -

Amortization of prepaid
 compensation contracts          -           -           -            -           -         306,667        -

Termination of employment
 contract (Note 3)               -           -           -            -           -        (240,000)       -

Net loss for the year
 ending June 30, 1999            -           -           -            -           -            -     (1,779,346)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance, June 30, 1999      6,816,475 $     6,816 $ 9,465,830  $      -     $  (434,000)$   (30,000)$(8,301,567)

Common stock issued for
 cash at $0.50 per share
 (unaudited)                  891,000         889     443,611         -            -           -           -

Common stock issued for
 services at $1.20 per
 share (unaudited)              3,448           3       4,163         -            -           -           -

Additional interest
 recorded on subscription
 receivable (unaudited)          -           -           -            -          (8,570)       -           -

Amortization of prepaid
 compensation contract
 (unaudited)                     -           -           -            -            -         30,000        -

Net loss for the 3 months
 ended September 30, 1999
 (unaudited)                     -           -           -            -            -           -      (288,174)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance at September 30,
 1999 (unaudited)           7,710,923 $     7,709 $ 9,913,603  $      -     $  (442,570)$      -    $(8,589,741)
                          =========== =========== ===========  ===========  =========== =========== ===========

  The accompanying notes are an integral part of these financial statements.

                           AMERICAN TIRE CORPORATION
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                        From
                                                       For the       For the        Inception on
                                                     Three Months   Three Months    January 30,
                                                         Ended          Ended       1995 Through
                                                     September 30,  September 30,   September 30,
                                                          1999           1998           1999
                                                     -------------  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                             $    (288,174)  $   (478,808)   $(8,589,741)
 Adjustments to Reconcile Net (Loss) to
  Net Cash (Used) by Operating Activities:
    Depreciation and amortization                           54,501        51,804         642,127
    Bad debt expense                                          -             -             21,112
    Loss on disposition of assets                             -             -              3,662
    Impairment loss                                           -             -          1,694,111
    Inventory impairment loss                                 -             -             13,642
    Gain on disposition of subsidiary                         -             -           (228,893)
    Loss on termination of employment contract                -             -            240,000
    Loss from discontinued operations                         -           47,677         495,108
    Common stock issued for services                         4,167          -            919,426
    Services provided in lieu of cash payment
     on subscriptions receivable                              -             -             75,000
    Common stock issued in lieu of interest                   -            3,751         499,519
    Interest on subscription receivable                      8,570          -             42,570
  Changes in Assets and Liabilities:
     (Increase) decrease in accounts receivable
      and accounts receivable - related party                1,141       (74,473)        (21,533)
     (Increase) decrease in inventory                      (75,092)      (21,946)       (115,405)
     (Increase) decrease in prepaid expenses                (5,271)       88,137         320,923
     (Increase) decrease in other assets                      (336)         -           (104,325)
     Increase (decrease) in accounts payable and
      accrued expenses                                         606       230,623          27,764
                                                       ----------     ----------    ------------
  Net Cash (Used) by Operating Activities                (299,888)      (247,299)     (4,039,215)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property and equipment                          -          (120,711)     (1,441,750)
 Purchase of subsidiary                                      -              -           (400,000)
                                                     ------------   ------------    ------------
  Net Cash (Used) in Investing Activities            $       -      $   (120,711)   $ (1,841,750)
                                                     ------------   ------------    ------------

  The accompanying notes are an integral part of these financial statements.

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
                     Statements of Cash Flows (Continued)
                                 (Unaudited)

                                                                                        From
                                                       For the       For the        Inception on
                                                     Three Months   Three Months    January 30,
                                                         Ended          Ended       1995 Through
                                                     September 30,  September 30,   September 30,
                                                          1999           1998           1999
                                                     ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock subscription receivable          $      -      $       -        $    50,000
 Repurchase of common stock                                  -              -           (439,862)
 Payment of stock offering costs                             -              -           (160,401)
 Proceeds from notes payable                                 -           128,993       2,298,838
 Cash received on stock subscription deposit               89,061           -            128,561
 Payments made on notes payable and line of credit         (6,000)       (25,000)       (435,838)
 Payments made to related parties                            -              -            (10,000)
 Common stock issued for cash                             444,500           -          4,680,631
                                                     ------------   ------------    ------------
     Net Cash Provided (Used) by Financing
      Activities                                          527,673        103,993       6,111,929
                                                     ------------   ------------    ------------
NET INCREASE (DECREASE) IN CASH                           227,613       (264,017)        230,094

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                  3,291        278,882            -
                                                     ------------   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    230,964   $     14,805    $    230,094
                                                     ============   ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

  CASH PAID FOR:
     Interest                                        $       -      $        411    $     56,449
     Income taxes                                    $       -      $       -       $       -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for services rendered           $      4,167   $       -       $    915,259
 Common stock issued in lieu of debt and interest    $       -      $    630,751    $  2,241,519
 Common stock issued for acquisition of subsidiary   $       -      $       -       $  1,550,000
 Common stock issued as prepaid salary               $       -      $       -       $    610,000









  The accompanying notes are an integral part of these financial statements.

                              AMERICAN TIRE CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                    Notes to the Unaudited Financial Statements
                                 September 30, 1999

NOTE 1- CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 and for all periods have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 audited financial statements included in its report on Form 10K-SB. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

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

Results of Operations
---------------------

     The Company manufactures the flat-free tires utilizing centrifugal molding machines. These machines centrifugally mold elastomer products, such as the bicycle tires, by pouring a predetermined amount of polyurethane into a mold, which is then spread out in the mold through centrifugal force. The molding process occurs when the liquid polyurethane formula (made up of isocyanide and polyol) is combined with a catalyst. This combination causes a chemical reaction that results in the cross linking of the chemicals, which thereafter become solid. The mold then moves to the next station where the tire is removed and the process is repeated.

     During the fiscal year ending June 30, 2000, the Company will begin the marketing of a line of bicycles utilizing the Company's "flat-free" bicycle tires. No sales of the bicycles was made during the three month period ending September 30, 1999, however; the Company committed the capital resources to produce tires for 10,000 bicycles. Introduction of the bicycles should begin in December 1999. Other than the new revenue source derived from the sale of the bicycles, the Company knows of no predictable events or uncertainties that may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations other than the lack of working capital.

     In June 1999, due to lack of sufficient working capital to adequately exploit the United Kingdom and European markets and in an effort to reduce expenses, the Company's management decided to discontinue its distribution operations in Europe. As a result of disposing of the Company's subsidiary, the Company's results of operations for the three month period ended September 30, 1998, does not include the consolidated results of operations of the Company and its subsidiary for that period.

Quarter ended September 30, 1999 compared to September 30, 1998
---------------------------------------------------------------

     Total revenues for the quarter ended September 30, 1999 was $5,160 compared to $12,450 for the same period in 1998. The reduction in sales for the current period as compared to the prior period is based on the Company's shift in marketing from OEM to direct sales and the shift to the introduction of bicycles during the current period. Costs of sales for the quarter ended September 30, 1999 were $11,512, or 223% of sales as compared to $13,950, or 112% of sales for the year ended September 30, 1998. The increase in the cost of sales as a percent of sales for fiscal year 1999 compared to fiscal year 1998 is due to the fact that the Company has not had sales in sufficient quantities to offset minimum costs of production. The Company believes that market acceptance or rejection of its bicycle/tire-wheel assemblies may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations. Until such time as the market acceptance or rejection is established, the Company cannot predict what the effect on sales revenue or income will be.

     Corporate Expense. For the quarter ended September 30, 1999, total operating expenses were $287,984, consisting of mainly of payroll and payroll taxes of $126,818, depreciation and amortization of $54,501, and selling, general and administrative expenses of $102,665, resulting in a loss from operations of $(294,336). Total operating expenses for the quarter ended September 30, 1998 were $383,346, mainly consisting of payroll and payroll taxes of $193,072, depreciation and amortization of $51,804, and selling, general and administrative expenses of $113,470, resulting in a loss from operations of $(384,846). The Company expects operating expenses to remain relatively constant for the remainder of the fiscal year at approximately $100,000 per month.

     Interest Expense. Interest expense for the quarter ended September 30, 1999 was $4,042 compared to $95,262 for the same period in 1998. The reduction in interest expense for the quarter is directly attributable to the conversion to equity of convertible promissory notes issued during previous periods.

     The Company experienced a net comprehensive loss of $(288,174) for the quarter ended September 30, 1999 compared a loss of $(521,852) for the same period in 1998. The basic loss per share for the quarter was $(0.04) in 1999 compared to $(0.11) for 1998, based on the weighted average number of shares outstanding of 7,116,943 and 4,919,079, respectively.

Liquidity and Capital Resources
-------------------------------

     During the quarter ended September 30, 1999, the Company issued 891,000 shares of its common stock for cash at $0.50 per share, and 3,448 shares of its common stock, valued at $1.20 per share, for services.

     The Company had current assets of $365,867 and current liabilities of $448,129, for a working capital deficit of $(82,262) at September 30, 1999. The Company had cash and cash equivalents of $230,964 and accounts receivable of $421 for the same period. Net cash used in operations for the quarter ended September 30, 1999 was $299,888 and $247,299 for the quarter ended September 30, 1998. Cash used in operations for the quarter ended September 30, 1999 was funded primarily by cash received from the sale of common stock.

     At September 30, 1999, the Company had net property and equipment of $879,797, after deduction of $520,011 in accumulated depreciation, The Company's property and equipment consists mainly of land ($59,000), building and improvements ($262,235), and equipment ($1,070,881). At at September 30, 1999, the Company has an accumulated deficit during the development stage of $(8,589,741), has a working capital deficit and limited internal financial resources. The report of the Company's auditor for the Company's fiscal year end at June 30, 1998, contains a going concern modification as to the ability of the Company to continue. During fiscal 1999, the Company continued to effect measures to reduce cash outflows and increase working capital thru the issuance of additional shares of common stock for services and conversion of debt.

     The Company is aware of its ongoing cash requirements and has implemented a cash flow plan, including continued reduction in its general and administrative expenses. Additionally, the Company has developed an overall strategy and certain financing options to meet its ongoing needs through June 30, 2000. Due to the need for working capital, the Company will continue to seek additional debt and/or equity financing from existing shareholders and other investment capital resources. At September 30, 1999, the Company had received $123,561 under a Share Purchase Agreement with an affiliate, and expects to receive an additional $376,439 by December 31, 1999. The Company has no other commitments for any additional debt or equity financing at this time and no assurance can be given that the Company will be able to obtain any such commitments. Because of the Company's limited financial resources, the Company does not anticipate expending any substantial sums for new research and development during the fiscal year ended June 30, 2000.

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

     None.

                     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of the shareholders of the Company, was held on September 27, 1999 at the Sunset Station Hotel and Casino, 1301 West Sunset Road, Henderson, Nevada.

     The special meeting was called to consider and vote on proposals to:

1. Elect Richard A. Steinke, Henry D. Moyle, William K. Watkins, Louis M. Haynie and James L. Sanderson as directors to serve until the expiration of their respective terms and until their respective successors are elected and qualified;

2. Consider and act upon the ratification of the appointment of Jones, Jensen & Company as the Company's independent public accountants; and

3. Transact such other business as may properly come before the special meeting or any adjournment thereof.

     Proposal No. 1 was adopted with 4,632,140 shares voting FOR; 1,000 shares voting AGAINST and 2,000 shares voting to WITHHOLD AUTHORITY.

     Proposal No. 2 was adopted with 4,577,940 shares voting FOR; -0- shares voting AGAINST and 57,200 shares voting to WITHHOLD AUTHORITY.

     Proposal No. 3 was adopted with 4,558,732 shares voting FOR; -0- shares voting AGAINST and 76,408 shares voting to WITHHOLD AUTHORITY.

     The number of shares required to approve each proposal is 50% of the quorum or 2,317,570 shares. All proposals were adopted.

     At the special meeting a motion from the floor was made and seconded. In was moved that the Company hold a shareholders' meeting no later than 13 months from the date of the special meeting (i.e., October 27, 2000).

     The proposal was adopted with 4,558,732 shares voting FOR, -0- shares voting AGAINST and 76,408 shares voting to WITHHOLD AUTHORITY.


                            ITEM 5.  OTHER INFORMATION

     None.

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

EXHIBIT
  NO.           DESCRIPTION                                       Location
-------         -----------                                       --------

  27            Financial Data Schedule                           This Filing

(b)  REPORTS ON FORM 8-K.

     None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN TIRE CORPORATION
                                         [Registrant]


Dated: November 15, 1999                 /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Principal Accounting Officer