Form 10QSB
period 1999-12-31
AMERICAN TIRE CORP
filed 2000-02-03
CIK 945828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-94318-C

                          AMERICAN TIRE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             NEVADA                                           87-0535207
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

705-B YUCCA STREET, BOULDER CITY, NEVADA                         89005
------------------------------------------                 -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, was 8,081,097 shares of common stock, par value $0.001, as of December 31,1999.

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

The unaudited balance sheet of the Company as of December 31, 1999; the related audited balance sheet of the Company as of June 30, 1999; the related unaudited statements of operations and cash flows for the three and six months period ended December 31, 1999 and 1998 and from January 30, 1995 (inception) through December 31, 1999; and the unaudited statement of shareholders' equity for the period from January 30, 1995 (inception) through December 31, 1999 are attached hereto and incorporated herein by this reference

Operating results for the three and six month period ended December 31, 1999 is not necessarily indicative of the results that can be expected for the Company's fiscal year ending June 30, 2000.

                           AMERICAN TIRE CORPORATION
                         (A Development Stage Company)
                                BALANCE SHEETS
                                     ASSETS
                                                  DECEMBER 31,       JUNE 30,
                                                     1999             1999
                                                 ------------     ------------
                                                  (Unaudited)
Current Assets:
   Cash and cash equivalents                     $     39,873     $     3,291
   Accounts receivable                                  8,044           1,562
   Inventory                                          367,968          40,313
   Prepaid expenses                                    49,819          13,806
                                                   ----------      ----------
          Total Current Assets                        465,704          58,972
                                                   ----------      ----------
Property and Equipment
   Land                                                59,000          59,000
   Building and improvements                          263,920         262,235
   Equipment                                        1,087,735       1,070,881
   Furniture and fixtures                               7,692           7,692
      Less: accumulated depreciation                 (574,512)       (465,510)
                                                   ----------      ----------
                                                      843,835         934,298
                                                   ----------      ----------
Other Assets:
   Patents                                             63,807          62,417
   Deposits                                               153          15,854
                                                   ----------      ----------
          Total Other Assets                           63,960          78,271
                                                   ----------      ----------
TOTAL ASSETS                                       $1,373,499      $1,071,541
                                                   ==========      ==========





The accompanying notes are an integral part of these financial statements.

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
                          BALANCE SHEETS (Continued)


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  DECEMBER 31,      JUNE 30,
                                                      1999            1999
                                                 ------------     ------------
                                                  (Unaudited)
Current Liabilities:
   Accounts payable                              $    363,338     $   235,830
   Accounts payable - related parties                    -             80,507
   Accrued expenses                                    20,248           2,625
   Note payable - related party                          -              6,000
   Stock subscription deposit                         215,641          39,500
                                                   ----------      ----------
          Total current liabilities                   599,227         364,462
                                                   ----------      ----------
TOTAL LIABILITIES                                     599,227         364,462
                                                   ----------      ----------
Stockholder Equity:
   Preferred stock, par value $0.001,
    5,000,000 shares authorized, 0 shares
    issued and outstanding                               -               -
   Common stock, par value $0.001, 25,000,000
    shares authorized, 8,081,097 and 6,816,475
    shares issued and outstanding, respectively         8,081           6,816
   Additional paid-in capital                      10,104,065       9,465,830
   Stock subscription receivable                     (451,140)       (434,000)
   Related party prepaid compensation contracts          -            (30,000)
   Deficit accumulated during the
    development stage                              (8,886,734)     (8,301,567)
                                                   ----------      ----------
          Total stockholders' equity                  774,272         707,079
                                                   ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $1,373,499      $1,071,541
                                                   ==========      ==========


The accompanying notes are an integral part of these financial statements.

<PAGE 5>
                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
                          Statements of Operations
                                 (Unaudited)
                                                   For the       For the
                                                Three  Months  Three Months
                                                    Ended          Ended
                                                 December 31,  December 31,
                                                    1999           1998
                                                ------------   ------------
NET SALES                                       $     14,822   $     12,138

COST OF SALES                                         38,201         13,948
                                                ------------   ------------
GROSS MARGIN                                         (23,379)        (1,810)
                                                ------------   ------------
EXPENSES
 Consulting                                           28,250         25,000
 Payroll and payroll taxes                            70,213        173,718
 Depreciation and amortization                        54,501         53,585
 Bad debt expense                                       -              -
 Selling, general and administrative                 128,468         69,094
                                                ------------   ------------
    Total Expenses                                   281,432        321,397
                                                ------------   ------------
INCOME BEFORE OTHER INCOME (EXPENSES)               (304,811)      (323,207)
                                                ------------   ------------
OTHER INCOME (EXPENSES)
 Other income                                           -              -
 Interest income                                      10,442            873
 Interest expense                                     (2,625)       (80,928)
 Impairment loss                                        -              -
 Inventory impairment loss                              -              -
 Loss on termination of employment agreement            -              -
 Loss on disposition of assets                          -              -
                                                ------------   ------------
TOTAL OTHER INCOME (EXPENSES)                          7,817       ( 80,055)
                                                ------------   ------------
NET LOSS BEFORE DISCONTINUED OPERATIONS         $   (296,994)  $   (403,262)
                                                ============   ============
DISCONTINUED OPERATIONS
 Loss from discontinued operations                      -           (49,057)
 Gain from disposition of subsidiary                    -              -
                                                ------------   ------------
     Net Discontinued Operations                        -           (49,057)
                                                ------------   ------------
NET LOSS                                        $   (296,994)  $   (452,319)
                                                ------------   ------------
OTHER COMPREHENSIVE INCOME
 Foreign currency adjustments                           -               757
                                                ------------   ------------
NET COMPREHENSIVE LOSS                          $   (296,994)  $   (451,562)
                                                ============   ============
BASIC GAIN (LOSS) PER SHARE
 Loss from operations                           $      (0.04)  $      (0.08)
 Discontinued operations                                 -            ( -  )
                                                ------------   ------------
 Basic Gain (Loss) Per Share                    $      (0.04)  $      (0.08)
                                                ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES                  7,543,524      5,349,250
                                                ============   ============
The accompanying notes are an integral part of these financial statements.

                           AMERICAN TIRE CORPORATION
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                        From
                                                        For the        For the      Inception on
                                                       Six Months     Six Months     January 30,
                                                         Ended          Ended       1995 Through
                                                      December 31,  December 31,    December 31,
                                                          1999           1998           1999
                                                     ------------   ------------    ------------
NET SALES                                            $     19,982   $     24,588    $    102,938

COST OF SALES                                              49,713         27,898         196,188
                                                     ------------   ------------    ------------
GROSS MARGIN                                              (29,731)       (3,310)         (93,250)
                                                     ------------   ------------    ------------
EXPENSES
 Consulting                                                32,250         50,000         775,062
 Payroll and payroll taxes                                197,031        366,790       2,769,795
 Depreciation and amortization                            109,002        105,389         696,628
 Bad debt expense                                            -              -             21,112
 Selling, general and administrative                      231,133        182,564       1,779,697
                                                     ------------   ------------    ------------
    Total Expenses                                        569,416        704,743       6,042,294
                                                     ------------   ------------    ------------
INCOME BEFORE OTHER INCOME (EXPENSES)                    (599,147)      (708,053)     (6,135,544)
                                                     ------------   ------------    ------------
OTHER INCOME (EXPENSES)
 Other income                                                -              -              2,298
 Interest income                                           20,646          2,173          90,697
 Interest expense                                          (6,667)      (176,190)       (626,556)
 Impairment loss                                             -              -         (1,694,111)
 Inventory impairment loss                                   -              -            (13,642)
 Loss on termination of employment agreement                 -              -           (240,000)
 Loss on disposition of assets                               -              -             (3,662)
                                                     ------------   ------------    ------------
TOTAL OTHER INCOME (EXPENSES)                              13,979       (174,017)     (2,484,976)
                                                     ------------   ------------    ------------
NET LOSS BEFORE DISCONTINUED OPERATIONS              $   (585,168)  $   (882,070)   $ (8,620,520)
                                                     ============   ============    ============
DISCONTINUED OPERATIONS
 Loss from discontinued operations                           -           (96,734)       (495,108)
 Gain from disposition of subsidiary                         -              -            228,893
                                                     ------------   ------------    ------------
     Net Discontinued Operations                             -           (96,734)       (266,215)
                                                     ------------   ------------    ------------
NET LOSS                                             $   (585,168)  $   (978,804)   $ (8,886,735)
                                                     ------------   ------------    ------------
OTHER COMPREHENSIVE INCOME
 Foreign currency adjustments                                -             5,390            -
                                                     ------------   ------------    ------------
NET COMPREHENSIVE LOSS                               $   (585,168)  $   (973,414)   $ (8,886,735)
                                                     ============   ============    ============
BASIC GAIN (LOSS) PER SHARE
 Loss from operations                                $      (0.08)  $      (0.17)
 Discontinued operations                                      -            (0.01)
                                                     ------------   ------------
   Basic Gain (Loss) Per Share                       $      (0.08)  $      (0.18)
                                                     ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES                       7,543,524      5,349,250
                                                     ============   ============


The accompanying notes are an integral part of these financial statements.

                              AMERICAN TIRE CORPORATION
                            (A Development Stage Company)
                          Statements of Stockholders' Equity

                                                                                         Related       Deficit
                                                                                          Party     Accumulated
                                                  Additional     Other        Stock      Prepaid     During the
                               Common Stock         Paid-in Comprehensive Subscription Compensation Development
                            Shares       Amount     Capital      Income     Receivable   Contracts     Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------

BALANCE, January 30, 1995
 (Inception)                     -    $      -    $      -     $      -     $      -     $     -     $     -

Common stock issued for
 cash during February
 1995 at $0.001 per share   2,510,000       2,510        -            -            -           -           -

Common stock issued for
 services rendered in
 February 1995 at $0.10
 per share                    300,000         300      29,700         -            -           -           -

Common stock issued for
 services rendered during
 April 1995 at $1.00 per
 share                        100,000         100      99,900         -            -           -           -

Common stock issued for
 notes receivable valued
 at $1.00 per share           170,000         170     169,830         -        (170,000)        -          -

Repayment of stock
 subscriptions receivable
 with cash or services
 rendered                        -           -           -            -          76,100         -          -

Common stock issued for
 cash at $1.00 per share      720,000         720     719,280         -            -            -          -

Stock offering costs             -           -        (78,271)        -            -            -          -

Net loss for the period
 ended June 30, 1995             -           -           -            -            -            -      (248,630)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance, June 30, 1995      3,800,000       3,800     940,439         -         (93,900)        -      (248,630)

Common stock issued for
 cash at $6.00 per share       40,642          41    243,811          -            -            -          -

Stock offering costs             -           -        (1,600)         -            -            -          -

Repayment of stock
 subscriptions receivable
 by providing services           -           -          -             -           8,900         -          -

Net loss for the year
 ended June 30, 1996             -           -          -             -            -            -     (596,090)
                          ----------- ----------- -----------  -----------  ----------- ----------- ----------
Balance, June 30, 1996      3,840,642 $     3,841 $ 1,182,650  $      -     $   (85,000)$       -   $ (844,720)
                          ----------- ----------- -----------  -----------  ----------- ----------- ----------

The accompanying notes are an integral part of these financial statements.

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
                Statements of Stockholders' Equity (Continued)

                                                                                         Related       Deficit
                                                                                          Party     Accumulated
                                                  Additional     Other        Stock      Prepaid     During the
                               Common Stock         Paid-in Comprehensive Subscription Compensation Development
                            Shares       Amount     Capital      Income     Receivable   Contracts     Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------

Balance, June 30, 1996      3,840,642 $     3,841 $ 1,182,650  $      -     $   (85,000) $     -    $ (844,720)

Cancellation of common
 stock                        (34,977)        (35)   (209,827)        -            -           -           -

Common stock issued for
 cash at $6.00 per share
 pursuant to public
 offering                     344,083         344   2,064,154         -            -           -           -

Stock offering costs             -           -       (307,509)        -            -           -           -

Common stock issued in lieu
 of debt at $6.00 per share
 during November 1996          27,000          27     161,973         -            -           -           -

Common stock issued for
 cash at $6.00 per share
 during January 1997          155,000         155     929,845         -            -           -           -

Common stock issued to
 acquire Urathon Limited
 at $7.75 per share           200,000         200   1,549,800         -            -           -           -

Common stock issued for
 services rendered at
 $6.125 per share during
 February 1997                 15,000          15     91,860          -            -           -           -

Common stock issued for
 services rendered at
 $7.99 per share during
 June 1997                     15,000          15    119,865          -            -           -           -

Repayment of stock
 subscriptions receivable
 by providing services           -           -          -             -          40,000        -           -

Interest accrual on stock
 subscription receivable         -           -          -             -          (5,000)       -           -

Currency translation
 adjustment                      -           -          -           2,984          -           -           -

Net loss for the year
 ended June 30, 1997             -           -          -            -             -           -    (1,409,672)
                          ----------- ----------- -----------  -----------  ----------- ----------- ----------
Balance, June 30, 1997      4,561,748 $     4,562 $ 5,582,811  $     2,984  $   (50,000)$      -   $(2,254,392)
                          ----------- ----------- -----------  -----------  ----------- ----------- ----------

The accompanying notes are an integral part of these financial statements.

                            AMERICAN TIRE CORPORATION
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)

                                                                                         Related       Deficit
                                                                                          Party     Accumulated
                                                  Additional     Other        Stock      Prepaid     During the
                               Common Stock         Paid-in Comprehensive Subscription Compensation Development
                            Shares       Amount     Capital      Income     Receivable   Contracts     Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------

Balance, June 30, 1997      4,561,748 $     4,562 $ 5,582,811  $     2,984  $  (50,000) $      -   $(2,254,392)

Exercise of options for
 common stock at $2.50
 per share                      5,500           5      13,745         -           -            -           -

Common stock repurchased
 at $0.18 per share        (1,270,000)     (1,270)   (228,730)        -           -            -           -

Common stock issued in lieu
 of interest on promissory
 notes at approximately
 $3.24 per share              152,250         152     492,629         -           -            -           -

Common stock issued in lieu
 of notes payable at $1.00
 per share                    400,000         400     399,600         -           -            -           -

Common stock issued as
 prepaid salary under related
 party compensation contracts
 at $2.00 per share           305,000         305     609,695         -           -        (610,000)       -

Common stock issued for
 subscription receivable
 at $2.00 per share           200,000         200     399,800         -       (400,000)        -           -

Common stock issued for
 services at $2.00 per
 share                        264,752         265     529,239         -           -            -           -

Receipt of stock
 subscriptions                   -           -           -            -         50,000         -           -

Currency translation
 adjustment                      -           -           -             188        -            -           -

Amortization of prepaid
 compensation contracts          -           -           -            -           -          33,333        -

Net loss for the year
 ending June 30, 1998           -          -           -           -             -             -    (4,267,829)
                          ----------- ----------- -----------  -----------  ----------- ----------- ----------
Balance, June 30, 1998      4,619,250 $     4,619 $ 7,798,789  $     3,172  $  (400,000)$ (576,667)$(6,522,221)
                          =========== =========== ===========  ===========  =========== =========== ==========


The accompanying notes are an integral part of these financial statements.

                            AMERICAN TIRE CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Continued)

                                                                                         Related       Deficit
                                                                                          Party     Accumulated
                                                  Additional     Other        Stock      Prepaid     During the
                               Common Stock         Paid-in Comprehensive Subscription Compensation Development
                            Shares       Amount     Capital      Income     Receivable   Contracts     Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance, June 30, 1998      4,619,250 $     4,619 $ 7,798,789  $     3,172  $ (400,000)  $(576,667)$(6,522,221)

Common stock issued for
 cash at $0.50 per share      875,000         875     436,625         -           -           -           -

Common stock issued in lieu
 of interest on promissory
 note at approximately $0.93
 per share                      7,225           7       6,731         -           -           -           -

Common stock issued in lieu
 of notes payable at $1.00
 per share                  1,135,000       1,135   1,133,865         -           -           -           -

Common stock issued in lieu
 of notes payable at $0.50
 per share                     90,000          90      44,910         -           -           -           -

Common stock issued for
 services at $0.50 per
 share                         90,000          90      44,910         -           -           -           -

Additional interest recorded
 on subscription receivable      -           -           -            -        (34,000)       -           -

Currency translation
 adjustment                      -           -           -          (3,172)       -           -           -

Amortization of prepaid
 compensation contracts          -           -           -            -           -        306,667        -

Termination of employment
 contract                        -           -           -            -           -       (240,000)       -

Net loss for the year
 ending June 30, 1999            -           -           -            -           -           -      1,779,346)
                          ----------- ----------- -----------  -----------  ----------- ----------- ----------
Balance, June 30, 1999      6,816,475 $     6,816 $ 9,465,830  $      -     $  (434,000)$  (30,000)$(8,301,567)

Common stock issued for
 cash at $0.50 per share
 (unaudited)                1,254,000       1,265     625,746         -            -          -           -

Common stock issued for
 services at $1.17 per
 share (unaudited)             10,622          11      12,489         -            -          -           -

Additional interest
 recorded on subscription
 receivable (unaudited)          -           -           -            -         (17,140)      -           -

Amortization of prepaid
 compensation contract
 (unaudited)                     -           -           -            -            -        30,000        -

Net loss for the 6 months
 ended December 31, 1999
 (unaudited)                     -           -           -            -            -          -      (585,168)
                          ----------- ----------- -----------  -----------  ----------- ----------- ---------
Balance at December 31,
1999 (unaudited)            8,081,097 $     8,092 $10,104,065  $      -     $  (451,140)$     -   $(8,886,735)
                          =========== =========== ===========  ===========  =========== ========== ==========

  The accompanying notes are an integral part of these financial statements.

                             AMERICAN TIRE CORPORATION
                           (A Development Stage Company)
                             Statements of Cash Flows
                                   (Unaudited)

                                                   For the       For the
                                                 Three Months   Three Months
                                                    Ended          Ended
                                                  December 31,   December 31,
                                                     1999           1998
                                                 -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                         $    (296,994) $   (403,262)
 Adjustments to Reconcile Net (Loss) to
  Net Cash (Used) by Operating Activities:
    Depreciation and amortization                       54,501        53,585
    Bad debt expense                                      -             -
    Loss on disposition of assets                         -             -
    Impairment loss                                       -             -
    Inventory impairment loss                             -             -
    Gain on disposition of subsidiary                     -             -
    Loss on termination of employment contract            -             -
    Loss from discontinued operations                     -           49,057
    Common stock issued for services                     8,334          -
    Services provided in lieu of cash payment
     on subscriptions receivable                          -             -
    Common stock issued in lieu of interest               -             -
    Interest on subscription receivable                  8,570          -
  Changes in Assets and Liabilities:
   (Increase) decrease in accounts receivable
      and accounts receivable - related party           (7,623)        2,005
     (Increase) decrease in inventory                 (252,563)        5,283
     (Increase) decrease in prepaid expenses           (30,742)       58,255
     (Increase) decrease in other assets               (27,506)          300
     Increase (decrease) in accounts payable and
     accrued expenses                                   64,018       127,575
                                                    ----------     ---------
  Net Cash (Used) by Operating Activities             (424,994)     (204,402)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property and equipment                    (18,539)       (1,085)
 Purchase of subsidiary                                   -             -
                                                  ------------   -----------
  Net Cash (Used) in Investing Activities         $     (18,539) $    (1,085)
                                                  -------------  -----------
  The accompanying notes are an integral part of these financial statements.

                              AMERICAN TIRE CORPORATION
                            (A Development Stage Company)
                         Statements of Cash Flows (Continued)
                                     (Unaudited)

                                                     For the       For the
                                                  Three Months   Three Months
                                                      Ended          Ended
                                                   December 31,   December 31,
                                                       1999           1998
                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock subscription receivable      $       -      $       -
 Repurchase of common stock                               -              -
 Payment of stock offering costs                          -              -
 Proceeds from notes payable                              -           116,754
 Cash received on stock subscription deposit            69,931           -
 Payments made on notes payable and line of credit        -              -
 Payments made to related parties                         -              -
 Common stock issued for cash                          182,511         75,869
                                                  ------------   ------------
     Net Cash Provided (Used) by Financing
      Activities                                       252,442        192,623
                                                  ------------   ------------
NET INCREASE (DECREASE) IN CASH                       (191,091)        (9,864)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                             230,964         13,662
                                                  ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $     39,873   $      3,798
                                                  ============   ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

  CASH PAID FOR:
     Interest                                     $       -      $       -
     Income taxes                                 $       -      $       -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for services rendered        $      8,333   $       -
 Common stock issued in lieu of debt and interest $       -      $       -
 Common stock issued for acquisition of subsidiary$       -      $       -
 Common stock issued as prepaid salary            $       -      $       -

  The accompanying notes are an integral part of these financial statements.

                               AMERICAN TIRE CORPORATION
                             (A Development Stage Company)
                          Statements of Cash Flows, Continued
                                      (Unaudited)

                                                                                        From
                                                       For the       For the         Inception on
                                                       Six Months    Six Months      January 30,
                                                         Ended          Ended       1995 Through
                                                      December 31,   December 31,    December 31,
                                                          1999           1998           1999
                                                     -------------  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                             $    (585,168)  $   (882,070)  $ (8,886,735)
 Adjustments to Reconcile Net (Loss) to
  Net Cash (Used) by Operating Activities:
    Depreciation and amortization                          109,002        105,389        696,628
    Bad debt expense                                          -              -            21,112
    Loss on disposition of assets                             -              -             3,662
    Impairment loss                                           -              -         1,694,111
    Inventory impairment loss                                 -              -            13,642
    Gain on disposition of subsidiary                         -              -          (228,893)
    Loss on termination of employment contract                -              -           240,000
    Loss from discontinued operations                         -            96,734        544,165
    Common stock issued for services                        12,500           -           927,759
    Services provided in lieu of cash payment
     on subscriptions receivable                              -              -            75,000
    Common stock issued in lieu of interest                   -            3,751         499,519
    Interest on subscription receivable                     17,140          -             51,140
   Changes in Assets and Liabilities:
     (Increase) decrease in accounts receivable
      and accounts receivable - related party               (6,482)      (72,468)        (29,156)
     (Increase) decrease in inventory                     (327,655)       16,663        (367,968)
     (Increase) decrease in prepaid expenses               (36,013)       57,395         290,181
     (Increase) decrease in other assets                    27,170           300         (76,819)
     Increase (decrease) in accounts payable and
      accrued expenses                                      64,624       311,098          91,782
                                                       -----------  ------------    ------------
  Net Cash (Used) by Operating Activities                 (724,882)     (363,208)     (4,464,209)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property and equipment                        (18,539)      (91,549)     (1,460,289)
 Purchase of subsidiary                                       -             -           (400,000)
                                                     -------------  ------------    ------------
  Net Cash (Used) in Investing Activities            $     (18,539) $    (91,549)   $ (1,860,289)
                                                     -------------  ------------    ------------

  The accompanying notes are an integral part of these financial statements.

                             AMERICAN TIRE CORPORATION
                           (A Development Stage Company)
                        Statements of Cash Flows (Continued)
                                    (Unaudited)

                                                                                        From
                                                       For the       For the        Inception on
                                                       Six Months    Six Months     January 30,
                                                         Ended          Ended       1995 Through
                                                      December 31,   December 31,    December 31,
                                                          1999           1998           1999
                                                     ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock subscription receivable          $      -      $       -        $    50,000
 Repurchase of common stock                                  -              -           (439,862)
 Payment of stock offering costs                             -              -           (160,401)
 Proceeds from notes payable                                 -           128,993       2,298,838
 Cash received on stock subscription deposit              158,992           -            198,492
 Payments made on notes payable and line of credit         (6,000)       (25,000)       (435,838)
 Payments made to related parties                            -              -            (10,000)
 Common stock issued for cash                             627,011         75,869       4,863,142
                                                     ------------   ------------    ------------
     Net Cash Provided (Used) by Financing
      Activities                                          780,003        179,862       6,364,371
                                                     ------------   ------------    ------------
NET INCREASE (DECREASE) IN CASH                            36,582       (274,895)         39,873

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                  3,291        278,693            -
                                                     ------------   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $     39,973   $      3,798    $     39,873
                                                     ============   ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

 CASH PAID FOR:
     Interest                                        $       -      $        411    $     56,449
     Income taxes                                    $       -      $       -       $       -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for services rendered           $     12,500   $       -       $    923,592
 Common stock issued in lieu of debt and interest    $       -      $  1,203,251    $  2,841,019
 Common stock issued for acquisition of subsidiary   $       -      $       -       $  1,550,000
 Common stock issued as prepaid salary               $       -      $       -       $    610,000


                              AMERICAN TIRE CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                    Notes to the Unaudited Financial Statements
                                  December 31, 1999

NOTE 1- CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and 1998 and for all periods have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 audited financial statements included in its report on Form 10K-SB. The results of operations for the periods ended December 31, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements
----------------------------------------------------------
     This report may contain "forward-looking" statements. Examples of forward- looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Year 2000 Disclosure
--------------------
     The Company has worked to resolve any potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could have resulted in errors or system failures. The Company utilizes a minimum number of computer programs in its operations. The Company completed its assessment, and believed it to be compliant. The Company believes the cost of compliance did not have a material adverse impact on the Company's financial position. However, if third parties upon which the Company relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company.

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

     During December 1999, the Company began marketing a line of bicycles utilizing the Company's "flat-free" bicycle tires. There were nominal sales of the bicycles made during the three month period ending December 31, 1999, however; the Company committed the capital resources to produce tires for 10,000 bicycles. Other than the expected revenue source derived from the sale of the bicycles, the Company knows of no other predictable events or uncertainties that may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations other than the lack of sufficient working capital.

     In June 1999, due to lack of sufficient working capital to adequately exploit the United Kingdom and European markets and in an effort to reduce expenses, the Company's management decided to discontinue its distribution operations in Europe. As a result of disposing of the Company's subsidiary, the Company's results of operations for the three and six month periods ended December 31, 1999, does not include the consolidated results of operations of the Company and its former subsidiary for that period.

Three and Six Month Periods ended December 31, 1999 compared to Three and Six Month Periods ended December 31, 1998
----------------------------------------------------------------------
     Total revenues for the three months ended December 31, 1999 was $14,822 compared to $12,138 for the same period in 1998. Total revenues for the six months ended December 31, 1999 was $19,982 compared to $24,588 for the same period in 1998. The small increase in sales for the three month period in 1999 as compared to the prior year three month period is based on the Company's shift in marketing from OEM to direct sales and the shift to the introduction of bicycles during the period just ended. Costs of sales for the three months ended December 31, 1999 were $38,201, or 258% of sales as compared to $13,948, or 115% of sales for the quarter ended December 31, 1998. Costs of sales for the six month period ended December 31, 1999 were $49,713, or 249% of sales as opposed to $27,898, or 113% of sales for the corresponding period in 1998. The increase in the cost of sales as a percent of sales for fiscal year 1999 compared to fiscal year 1998 is due to the fact that the Company has not had sales in sufficient quantities to offset minimum costs of production. The Company believes that market acceptance or rejection of its bicycle/tire-wheel assemblies may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations. Until such time as the market acceptance or rejection is established, the Company cannot predict what the effect on sales revenue or income will be.

     Corporate Expense. For the three months ended December 31, 1999, total operating expenses were $281,432, consisting of mainly of payroll and payroll taxes of $70,213, depreciation and amortization of $54,501, and selling, general and administrative expenses of $156,718, resulting in a loss from operations of $(304,811). Total operating expenses for the three months ended December 31, 1998 were $321,397, mainly consisting of payroll and payroll taxes of $173,718, depreciation and amortization of $53,585, and selling, general and administrative expenses of $ 94,094, resulting in a loss from operations of $(323,207). For the six months ended December 31, 1999, total operating expenses were $569,416, consisting of mainly of payroll and payroll taxes of $197,031, depreciation and amortization of $109,002, and selling, general and administrative expenses of $231,133, resulting in a loss from operations of $(599,147). Total operating expenses for the six months ended December 31, 1998 were $704,742, mainly consisting of payroll and payroll taxes of $366,790, depreciation and amortization of $105,389 and selling, general and administrative expenses of $182,564 resulting in a loss from operations of $(708,053).

     During the three and six months periods ended December 31, 1999, the Company implemented several cost reduction measures to decrease the amount of loss the Company was experiencing through operations until such time as sales volume for its products increased to the point of offsetting such costs. For the six month period ended December 31, 1999, the Company has reduced overall operating expenses approximately 20% from the prior year comparative period. For the remainder of fiscal year 2000, the Company expects operating expenses to remain relatively constant at approximately $100,000 per month.

     Interest Expense. Interest expense for the three months ended December 31, 1999 was $2,625 compared to $80,928 for the same period in 1998. Interest expense for the six months ended December 31, 1999 was $6,667 compared to $176,190 for the same period in 1998. The reduction in interest expense for the three and six month periods in 1999 is directly attributable to the conversion to equity of convertible promissory notes issued during previous periods.

     The Company experienced a net comprehensive loss of $(296,994) for the three month period ended December 31, 1999 compared a loss of $(451,562) for the same period in 1998. The basic loss per share for the quarter was $(0.04) in 1999 compared to $(0.08) for 1998, based on the weighted average number of shares outstanding of 7,543,524 and 5,539,250, respectively.

     The Company experienced a net comprehensive loss of $(585,168) for the six month period ended December 31, 1999 compared a loss of $(978,804) for the same period in 1998. The basic loss per share for the six months was $(0.08) in 1999 compared to $(0.17) for 1998, based on the weighted average number of shares outstanding of 7,543,524 and 5,539,250, respectively.

Liquidity and Capital Resources
---------------------------------
     During the six month period ended December 31, 1999, the Company issued 1,254,000 shares of its common stock for cash at $0.50 per share, for aggregate cash proceeds of $627,011. In addition, the Company issued 10,622 shares of its common stock, valued at $1.17 per share, for services totaling $12,500.

     The Company had current assets of $465,704 and current liabilities of $599,227, for a working capital deficit of $(133,523) at December 31, 1999. The Company had cash and cash equivalents of $39,873 and accounts receivable of $8,044 for the same period. Net cash used in operations for the three months ended December 31, 1999 was $424,994 and $204,402 for the comparative period ended December 31, 1998. Net cash used in operations for the six month period ended December 31, 1999 was $724,882 and $363,208 for the comparative period ended December 31, 1998. Cash used in operations for the three and six months ended December 31, 1999 was funded primarily by cash received from the sale of common stock.

     At December 31, 1999, the Company had net property and equipment of $843,835, after deduction of $574,512 in accumulated depreciation, The Company's property and equipment consists mainly of land ($59,000), building and improvements ($263,920), and equipment ($1,095,427). At December 31, 1999, the Company has an accumulated deficit during the development stage of $(8,886,734), has a working capital deficit and limited internal financial resources. The report of the Company's auditor for the Company's fiscal year end at June 30, 1999, contains a going concern modification as to the ability of the Company to continue. During fiscal 1999, the Company continued to effect measures to reduce cash outflows and increase working capital through the issuance of additional shares of common stock for services and conversion of debt.

     The Company is aware of its ongoing cash requirements and has implemented a cash flow plan, including continued reduction in its general and administrative expenses. Additionally, the Company has developed an overall strategy and certain financing options to meet its ongoing needs through June 30, 2000. Due to the need for working capital, the Company will continue to seek additional debt and/or equity financing from existing shareholders and other investment capital resources. At December 31, 1999, the Company had received $175,919 under a Share Purchase Agreement with an affiliate. The Company has received $250,000 under a private placement offering conducted under Rule 506 of Regulation D of the Securities Act of 1933, and expects to raise an additional $250,000 by March 1, 2000. The Company has no other commitments for any additional debt or equity financing at this time and no assurance can be given that the Company will be able to obtain any such commitments.

     Because of the Company's limited financial resources, the Company does not anticipate expending any substantial sums for new research and development during the fiscal year ended June 30, 2000.

Impact of Inflation
-------------------

     The Company does not anticipate that inflation will have a material impact on its current or proposed operations.

Principal Customers
-------------------

     During the three and six month periods ended December 31, 1999, the Company had no individual customer that accounted for more than 10% of the Company's revenues.

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

                                         AMERICAN TIRE CORPORATION
                                         [Registrant]


Dated: February 2, 2000                 /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Principal Accounting Officer