Form 10QSB
period 2000-03-31
AMERICAN TIRE CORP
filed 2000-05-19
CIK 945828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, was 9,798,906 shares of common stock, par value $0.001, as of March 31, 2000.

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

The unaudited balance sheet of the Company as of March 31, 2000; the related audited balance sheet of the Company as of June 30, 1999; the related unaudited statements of operations and cash flows for the three and nine month periods ended March 31, 2000 and 1999 and from January 30, 1995 (inception) through March 31, 2000; and the unaudited statement of shareholders' equity for the period from January 30, 1995 (inception) through March 31, 2000 are attached hereto and incorporated herein by this reference

Operating results for the three and nine month periods ended March 31, 2000 is not necessarily indicative of the results that can be expected for the Company's fiscal year ending June 30, 2000.

                           AMERICAN TIRE CORPORATION
                         (A Development Stage Company)
                                BALANCE SHEETS
                                     ASSETS
                                                    MARCH 31,        JUNE 30,
                                                      2000            1999
                                                 ------------     ------------
                                                  (Unaudited)
Current Assets:
   Cash and cash equivalents                     $    186,985     $     3,291
   Accounts receivable                                 93,703           1,562
   Inventory                                          369,100          40,313
   Prepaid expenses                                    56,708          13,806
                                                   ----------      ----------
          Total Current Assets                        706,496          58,972
                                                   ----------      ----------
Property and Equipment
   Land                                                59,000          59,000
   Building and improvements                          263,920         262,235
   Equipment                                        1,103,514       1,070,881
   Furniture and fixtures                               7,692           7,692
      Less: accumulated depreciation                 (610,491)       (465,510)
                                                   ----------      ----------
                                                      823,635         934,298
                                                   ----------      ----------
Other Assets:
   Patents                                             63,807          62,417
   Deposits                                             7,334          15,854
                                                   ----------      ----------
          Total Other Assets                           71,141          78,271
                                                   ----------      ----------
TOTAL ASSETS                                       $1,601,272      $1,071,541
                                                   ==========      ==========





The accompanying notes are an integral part of these financial statements.

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
                          BALANCE SHEETS (Continued)


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    MARCH 31,       JUNE 30,
                                                      2000            1999
                                                 ------------     ------------
                                                  (Unaudited)
Current Liabilities:
   Accounts payable                              $    325,888     $   235,830
   Accounts payable - related parties                    -             80,507
   Accrued expenses                                    29,663           2,625
   Note payable - related party                          -              6,000
   Stock subscription deposit                         218,818          39,500
                                                   ----------      ----------
          Total current liabilities                   574,369         364,462
                                                   ----------      ----------
TOTAL LIABILITIES                                     574,369         364,462
                                                   ----------      ----------
Stockholder Equity:
   Preferred stock, par value $0.001,
    5,000,000 shares authorized, 0 shares
    issued and outstanding                               -               -
   Common stock, par value $0.001, 25,000,000
    shares authorized, 9,798,906 and 6,816,475
    shares issued and outstanding, respectively         9,799           6,816
   Additional paid-in capital                      11,610,001       9,465,830
   Stock subscription receivable                     (459,616)       (434,000)
   Related party prepaid compensation contracts          -            (30,000)
   Deficit accumulated during the
    development stage                              (9,499,949)     (8,301,567)
                                                   ----------      ----------
          Total stockholders' equity                1,026,903         707,079
                                                   ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $1,601,272      $1,071,541
                                                   ==========      ==========


The accompanying notes are an integral part of these financial statements.

<PAGE 5>
                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
                          Statements of Operations
                                 (Unaudited)
                                                   For the       For the
                                                Three  Months  Three Months
                                                    Ended          Ended
                                                   March 31,     March 31,
                                                     2000          1999
                                                ------------   ------------
NET SALES                                       $     41,495   $      1,800

COST OF SALES                                         52,692          2,292
                                                ------------   ------------
GROSS MARGIN                                         (11,197)          (492)
                                                ------------   ------------
EXPENSES
 Consulting                                          101,668         46,667
 Payroll and payroll taxes                           271,157        152,261
 Depreciation and amortization                        54,501         53,585
 Bad debt expense                                       -              -
 Selling, general and administrative                 182,056         85,400
                                                ------------   ------------
    Total Expenses                                   609,382        338,064
                                                ------------   ------------
INCOME BEFORE OTHER INCOME (EXPENSES)               (620,579)      (338,556)
                                                ------------   ------------
OTHER INCOME (EXPENSES)
 Other income                                           -              -
 Interest income                                       9,543            839
 Interest expense                                     (2,281)        (5,112)
 Impairment loss                                        -              -
 Inventory impairment loss                              -              -
 Loss on termination of employment agreement            -              -
 Loss on disposition of assets                          -              -
                                                ------------   ------------
TOTAL OTHER INCOME (EXPENSES)                          7,364         (4,273)
                                                ------------   ------------
NET LOSS BEFORE DISCONTINUED OPERATIONS         $   (613,215)  $   (342,829)
                                                ============   ============
DISCONTINUED OPERATIONS
 Loss from discontinued operations                      -            (6,848)
 Gain from disposition of subsidiary                    -              -
                                                ------------   ------------
     Net Discontinued Operations                        -            (6,848)
                                                ------------   ------------
NET LOSS                                        $   (613,215)  $   (349,677)
                                                ------------   ------------
OTHER COMPREHENSIVE INCOME
 Foreign currency adjustments                           -               757
                                                ------------   ------------
NET COMPREHENSIVE LOSS                          $   (613,215)  $   (348,920)
                                                ============   ============
BASIC GAIN (LOSS) PER SHARE
 Loss from operations                           $      (0.07)  $      (0.07)
 Discontinued operations                                 -              -
                                                ------------   ------------
 Basic Gain (Loss) Per Share                    $      (0.07)  $      (0.07)
                                                ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES                  9,252,050      5,349,250
                                                ============   ============
The accompanying notes are an integral part of these financial statements.

                           AMERICAN TIRE CORPORATION
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                        From
                                                        For the        For the      Inception on
                                                      Nine Months    Nine Months     January 30,
                                                         Ended          Ended       1995 Through
                                                        March 31,     March 31,       March 31,
                                                          2000           1999           2000
                                                     ------------   ------------    ------------
NET SALES                                            $     61,477   $     26,388    $    144,433

COST OF SALES                                             102,406         30,190         248,880
                                                     ------------   ------------    ------------
GROSS MARGIN                                              (40,929)       (3,802)        (104,447)
                                                     ------------   ------------    ------------
EXPENSES
 Consulting                                               133,918         96,667         876,730
 Payroll and payroll taxes                                468,187        519,051       3,040,952
 Depreciation and amortization                            163,502        159,125         751,129
 Bad debt expense                                            -              -             21,112
 Selling, general and administrative                      413,190        267,964       1,961,753
                                                     ------------   ------------    ------------
    Total Expenses                                      1,178,797      1,042,807       6,651,676
                                                     ------------   ------------    ------------
INCOME BEFORE OTHER INCOME (EXPENSES)                  (1,219,726)    (1,046,609)     (6,756,123)
                                                     ------------   ------------    ------------
OTHER INCOME (EXPENSES)
 Other income                                                -              -              2,298
 Interest income                                           30,190          3,012         100,240
 Interest expense                                          (8,948)      (181,302)       (628,836)
 Impairment loss                                             -              -         (1,694,111)
 Inventory impairment loss                                   -              -            (13,642)
 Loss on termination of employment agreement                 -              -           (240,000)
 Loss on disposition of assets                                102           -             (3,560)
                                                     ------------   ------------    ------------
TOTAL OTHER INCOME (EXPENSES)                              21,344       (178,290)     (2,477,611)
                                                     ------------   ------------    ------------
NET LOSS BEFORE DISCONTINUED OPERATIONS              $ (1,198,382)  $ (1,224,899)   $ (9,233,734)
                                                     ============   ============    ============
DISCONTINUED OPERATIONS
 Loss from discontinued operations                           -          (108,215)       (495,108)
 Gain from disposition of subsidiary                         -              -            228,893
                                                     ------------   ------------    ------------
     Net Discontinued Operations                             -          (108,315)       (266,215)
                                                     ------------   ------------    ------------
NET LOSS                                             $ (1,198,382)  $ (1,333,114)   $ (9,499,949)
                                                     ------------   ------------    ------------
OTHER COMPREHENSIVE INCOME
 Foreign currency adjustments                                -             5,390            -
                                                     ------------   ------------    ------------
NET COMPREHENSIVE LOSS                               $ (1,198,382)  $ (1,327,724)   $ (9,499,949)
                                                     ============   ============    ============
BASIC GAIN (LOSS) PER SHARE
 Loss from operations                                $      (0.13)  $      (0.23)
 Discontinued operations                                      -            (0.02)
                                                     ------------   ------------
   Basic Gain (Loss) Per Share                       $      (0.13)  $      (0.25)
                                                     ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES                       9,252,050      5,349,250
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

                            AMERICAN TIRE CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Continued)

                                                                                         Related       Deficit
                                                                                          Party     Accumulated
                                                  Additional     Other        Stock      Prepaid     During the
                               Common Stock         Paid-in Comprehensive Subscription Compensation Development
                            Shares       Amount     Capital      Income     Receivable   Contracts     Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance, June 30, 1998      4,619,250 $     4,619 $ 7,798,789  $     3,172  $ (400,000)  $(576,667)$(6,522,221)

Common stock issued for
 cash at $0.50 per share      875,000         875     436,625         -           -           -           -

Common stock issued in lieu
 of interest on promissory
 note at approximately $0.93
 per share                      7,225           7       6,731         -           -           -           -

Common stock issued in lieu
 of notes payable at $1.00
 per share                  1,135,000       1,135   1,133,865         -           -           -           -

Common stock issued in lieu
 of notes payable at $0.50
 per share                     90,000          90      44,910         -           -           -           -

Common stock issued for
 services at $0.50 per
 share                         90,000          90      44,910         -           -           -           -

Additional interest recorded
 on subscription receivable      -           -           -            -        (34,000)       -           -

Currency translation
 adjustment                      -           -           -          (3,172)       -           -           -

Amortization of prepaid
 compensation contracts          -           -           -            -           -        306,667        -

Termination of employment
 contract                        -           -           -            -           -       (240,000)       -

Net loss for the year
 ending June 30, 1999            -           -           -            -           -           -     (1,779,346)
                          ----------- ----------- -----------  -----------  ----------- ----------- ----------
Balance, June 30, 1999      6,816,475 $     6,816 $ 9,465,830  $      -     $  (434,000)$  (30,000)$(8,301,567)
                          =========== =========== ===========  ===========  =========== ========== ===========


  The accompanying notes are an integral part of these financial statements.

                            AMERICAN TIRE CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Continued)

                                                                                         Related       Deficit
                                                                                          Party     Accumulated
                                                  Additional     Other        Stock      Prepaid     During the
                               Common Stock         Paid-in Comprehensive Subscription Compensation Development
                            Shares       Amount     Capital      Income     Receivable   Contracts     Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance, June 30, 1999      6,816,475 $     6,816 $ 9,465,830  $      -     $  (434,000)$  (30,000)$(8,301,567)

Common stock issued for
 cash at $0.50 per share
 (unaudited)                2,303,309       2,303   1,149,352         -            -          -           -

Common stock issued for
 cash at $1.00 per share
 (unaudited)                   24,000          24      23,976         -            -          -           -

Common stock issued for
 cash at $2.00 per share
 (unaudited)                    2,000           2       3,998         -            -          -           -

Common stock issued for
 services at $0.75 per
 (unaudited)                  100,000         100      74,900         -            -          -           -

Common stock issued for
 Note receivable at $0.75
 per share (unaudited)         50,000          50      37,450         -            -          -           -

Common stock issued for
 services at $1.00 per
 share (unaudited)            192,500         193     192,307         -            -          -           -

Common stock issued for
 services at $1.17 per
 share (unaudited)             10,622          11      12,489         -            -          -           -

Common stock issued for
 services at $2.00 per
 share (unaudited)            200,000         200     399,800         -            -          -           -

Common stock issued for
 services at $2.50 per
 share (unaudited)            100,000         100     249,900         -            -          -           -


Additional interest
 recorded on subscription
 receivable (unaudited)          -           -           -            -         (25,616)      -           -

Amortization of prepaid
 compensation contract
 (unaudited)                     -           -           -            -            -        30,000        -

Net loss for the 9 months
 ended March 31, 2000
 (unaudited)                     -           -           -            -            -          -    (1,198,382)
                          ----------- ----------- -----------  -----------  ----------- ----------- ---------
Balance at March 31,
2000 (unaudited)            9,798,906 $     9,799 $11,610,001  $      -     $  (459,616)$     -   $(9,499,949)
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

                             AMERICAN TIRE CORPORATION
                           (A Development Stage Company)
                             Statements of Cash Flows
                                   (Unaudited)

                                                   For the       For the
                                                 Three Months   Three Months
                                                    Ended          Ended
                                                   March 31,     March 31,
                                                     2000          1999
                                                 -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                         $    (613,215) $   (348,920)
 Adjustments to Reconcile Net (Loss) to
  Net Cash (Used) by Operating Activities:
    Depreciation and amortization                       54,501        53,736
    Amortization of prepaid marketing
     sales expense                                      16,668          -
    Bad debt expense                                      -             -
    Loss on disposition of assets                         -             -
    Impairment loss                                       -             -
    Inventory impairment loss                             -             -
    Gain on disposition of subsidiary                     -             -
    Loss on termination of employment contract            -             -
    Loss from discontinued operations                     -            6,091
    Common stock issued for services                   267,500        30,000
    Services provided in lieu of cash payment
     on subscriptions receivable                          -             -
    Common stock issued in lieu of interest               -             -
    Interest on subscription receivable                  8,476          -
  Changes in Assets and Liabilities:
   (Increase) decrease in accounts receivable
      and accounts receivable - related party          (85,659)      (23,501)
     (Increase) decrease in inventory                   (1,132)       (6,481)
     (Increase) decrease in prepaid expenses            (6,889)         (136)
     (Increase) decrease in other assets                (7,181)       (3,770)
     Increase (decrease) in accounts payable and
     accrued expenses                                  (28,035)      (86,722)
                                                    ----------     ---------
  Net Cash (Used) by Operating Activities             (394,966)     (379,703)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property and equipment                    (44,199)       (1,148)
 Purchase of subsidiary                                   -             -
                                                  ------------   -----------
  Net Cash (Used) in Investing Activities         $    (44,199)  $    (1,148)
                                                  -------------  -----------


  The accompanying notes are an integral part of these financial statements.

                              AMERICAN TIRE CORPORATION
                            (A Development Stage Company)
                         Statements of Cash Flows (Continued)
                                     (Unaudited)

                                                     For the       For the
                                                  Three Months   Three Months
                                                      Ended          Ended
                                                    March 31,      March 31,
                                                      2000           1999
                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock subscription receivable      $       -      $       -
 Repurchase of common stock                               -              -
 Payment of stock offering costs                          -              -
 Proceeds from notes payable                              -              -
 Cash received on stock subscription deposit             3,177           -
 Payments made on notes payable and line of credit        -           (74,000)
 Payments made to related parties                         -              -
 Common stock issued for cash                          583,100        508,673
                                                  ------------   ------------
     Net Cash Provided (Used) by Financing
      Activities                                       586,277        434,673
                                                  ------------   ------------
NET INCREASE (DECREASE) IN CASH                        147,112         53,822

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                              39,873          3,798
                                                  ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    186,985   $     57,620
                                                  ============   ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

  CASH PAID FOR:
     Interest                                     $       -      $       -
     Income taxes                                 $       -      $       -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for services rendered        $     12,500   $     30,000
 Common stock issued in lieu of debt and interest $       -      $       -
 Common stock issued for acquisition of subsidiary$       -      $       -
 Common stock issued as prepaid salary            $       -      $       -
 Common Stock issued as prepaid marketing
  and sales expense                               $    650,000   $       -

  The accompanying notes are an integral part of these financial statements.

                               AMERICAN TIRE CORPORATION
                             (A Development Stage Company)
                          Statements of Cash Flows, Continued
                                      (Unaudited)

                                                                                        From
                                                       For the        For the        Inception on
                                                      Nine Months    Nine Months     January 30,
                                                         Ended          Ended       1995 Through
                                                       March 31,      March 31,       March 31,
                                                         2000           1999            2000
                                                     -------------  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                             $  (1,198,382)  $ (1,327,724)  $ (9,499,949)
 Adjustments to Reconcile Net (Loss) to
  Net Cash (Used) by Operating Activities:
    Depreciation and amortization                          163,502        159,125        751,129
    Amortization of prepaid marketing/sales expense         16,668           -            16,668
    Bad debt expense                                          -              -            21,112
    Loss on disposition of assets                             (102)          -             3,560
    Impairment loss                                           -              -         1,694,111
    Inventory impairment loss                                 -              -            13,642
    Gain on disposition of subsidiary                         -              -          (228,893)
    Loss on termination of employment contract                -              -           240,000
    Loss from discontinued operations                         -           102,825        544,165
    Common stock issued for services                       280,000           -         1,195,259
    Services provided in lieu of cash payment
     on subscriptions receivable                              -              -            75,000
    Common stock issued in lieu of interest                   -            3,751         499,519
    Interest on subscription receivable                     25,616          -             59,616
   Changes in Assets and Liabilities:
     (Increase) decrease in accounts receivable
      and accounts receivable - related party              (92,141)      (28,525)        (93,703)
     (Increase) decrease in inventory                     (328,787)      (13,155)       (369,100)
     (Increase) decrease in prepaid expenses               (42,902)      723,054         (56,708)
     (Increase) decrease in other assets                    (7,130)       (3,769)        (71,141)
     Increase (decrease) in accounts payable and
      accrued expenses                                      36,589       165,679         355,551
                                                       -----------  ------------    ------------
  Net Cash (Used) by Operating Activities               (1,147,069)     (218,739)     (4,850,162)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property and equipment                        (62,738)      (92,697)     (1,504,488)
 Purchase of subsidiary                                       -             -           (400,000)
                                                     -------------  ------------    ------------
  Net Cash (Used) in Investing Activities            $     (62,738) $    (92,697)   $ (1,904,488)
                                                     -------------  ------------    ------------

  The accompanying notes are an integral part of these financial statements.

                             AMERICAN TIRE CORPORATION
                           (A Development Stage Company)
                        Statements of Cash Flows (Continued)
                                    (Unaudited)

                                                                                        From
                                                        For the       For the       Inception on
                                                       Nine Months   Nine Months    January 30,
                                                         Ended          Ended       1995 Through
                                                        March 31,      March 31,      March 31,
                                                          2000           1999           2000
                                                     ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock subscription receivable          $      -      $       -        $    50,000
 Repurchase of common stock                                  -              -           (439,862)
 Payment of stock offering costs                             -              -           (160,401)
 Proceeds from notes payable                                 -           128,993       2,298,838
 Cash received on stock subscription deposit              189,490           -            192,756
 Payments made on notes payable and line of credit         (6,000)      (623,172)       (435,838)
 Payments made to related parties                            -              -            (10,000)
 Common stock issued for cash                           1,210,011        584,542       5,446,142
                                                     ------------   ------------    ------------
     Net Cash Provided (Used) by Financing
      Activities                                        1,393,501         90,363       6,941,635
                                                     ------------   ------------    ------------
NET INCREASE (DECREASE) IN CASH                           183,694       (221,073)        186,985

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                  3,291        278,693            -
                                                     ------------   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    186,985   $     57,620    $    186,985
                                                     ============   ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

 CASH PAID FOR:
     Interest                                        $       -      $        411    $     56,449
     Income taxes                                    $       -      $       -       $       -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for services rendered           $     12,500   $       -       $    923,592
 Common stock issued in lieu of debt and interest    $       -      $  1,203,251    $  2,841,019
 Common stock issued for acquisition of subsidiary   $       -      $       -       $  1,550,000
 Common stock issued as prepaid salary               $       -      $       -       $    610,000
 Common stock issued for prepaid marketing and
  sales expense                                      $    650,000   $       -       $    650,000

                              AMERICAN TIRE CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                    Notes to the Unaudited Financial Statements
                                    March 31, 2000

NOTE 1- CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for all periods have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 audited financial statements included in its report on Form 10-KSB. The results of operations for the period ended March 31, 2000 is not necessarily indicative of the operating results for the full year ending June 30, 2000.

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

Year 2000 Disclosure
--------------------
The Company has worked to resolve any potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. The Company utilizes a minimum number of computer programs in its operations. The Company has completed its assessment and found all computer programs to be compliant. The cost of compliance did not have a material adverse impact on the Company's financial position during the period ending March 31, 2000.

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

In June 1999, due to lack of sufficient working capital to adequately exploit the United Kingdom and European markets and in an effort to reduce expenses, the Company's management decided to discontinue its distribution operations in Europe. As a result of disposing of the Company's subsidiary, the Company's results of operations for the three and nine month periods ended March 31, 1999, does not include the consolidated results of operations of the Company and its former subsidiary for that period.

During December 1999, the Company began marketing a line of bicycles utilizing the Company's "flat-free" bicycle tires. There were limited sales of the bicycles made during the three month period ending March 31, 2000. The Company committed approximately $300,000 to inventory bicycles and tires for its marketing effort. The Company does not expect to commit additional capital resources to the bicycle line until sales justify an additional commitment.

During the period, the Company committed the capital resources to move the Company's production equipment from Ravenna, Ohio, to a new leased facility outside of Las Vegas, Nevada. Other than the expected revenue source derived from the sale of the bicycles and tires, the Company knows of no other predictable events or uncertainties that may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations other than the lack of sufficient working capital.

Three and Nine Month Periods ended March 31, 2000 compared to Three and Nine Month Periods ended March 31, 1999
----------------------------------------------------------------------
Total revenues for the three months ended March 31, 2000 was $41,495 compared to $1,800 for the same period in 1999. Total revenues for the nine months ended March 31, 2000 was $61,477 compared to $26,388 for the same period in 1999. The increase in sales for the three month period in 2000 as compared to the prior year three month period is based on the Company's shift from marketing tires to OEMs to direct sales and the shift to the introduction of bicycles during the period just ended. Costs of sales for the three months ended March 31, 2000 were $52,692, or 127% of sales as compared to $2,292, or 127% of sales for the same period ended March 31, 1999. Costs of sales for the nine month period ended March 31, 2000 were $102,406, or 167% of sales as opposed to $30,190, or 114% of sales for the corresponding period in 1999. The increase in the cost of sales as a percent of sales for fiscal year 2000 compared to fiscal year 1999 is due to the fact that the Company has not had sales in sufficient quantities to offset minimum costs of production. The Company believes that market acceptance or rejection of its bicycle/tire-wheel assemblies may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations. Until such time as the market acceptance or rejection of the Company's bicycles/tire wheel assemblies is established, the Company cannot predict what the effect on sales revenue or income will be. The Company will continue to monitor market acceptance or rejection of the bicycles/tire-wheel assemblies through the balance of its fiscal year before determining whether manufacturing and sales of bicycles/tire-wheel assemblies should continue.

Corporate Expense. For the three months ended March 31, 2000, total operating expenses were $609,382, consisting of mainly of payroll and payroll taxes of $271,157, depreciation and amortization of $54,501, and selling, general and administrative expenses of $283,724, resulting in a loss from operations of $620,579. Total operating expenses for the three months ended March 31, 1999 were $338,064, mainly consisting of payroll and payroll taxes of $152,261, depreciation and amortization of $53,736, and selling, general and administrative expenses of $132,067, resulting in a loss from operations of $338,556. For the nine months ended March 31, 2000, total operating expenses were $1,178,797, consisting of mainly of payroll and payroll taxes of $468,187, depreciation and amortization of $163,502, and selling, general and administrative expenses of $547,108, resulting in a loss from operations of $1,219,726. Total operating expenses for the nine months ended March 31, 1999 were $1,042,807, mainly consisting of payroll and payroll taxes of $519,051, depreciation and amortization of $159,125 and selling, general and administrative expenses of $364,631, resulting in a loss from operations of $1,046,609.

Over the past several months the Company has implemented cost reduction measures to decrease the amount of loss the Company was experiencing through operations until such time as sales volume for its products increased to the point of offsetting such costs. However, for the three and nine month periods ended March 31, 2000, the Company has experienced an increase in overall operating expenses of approximately 13% from the prior year comparative period. For the remainder of fiscal year 2000, the Company expects operating expenses to remain relatively constant at approximately $135,000 per month.

Interest Expense. Interest expense for the three months ended March 31, 2000 was $2,281 compared to $5,112 for the same period in 1999. Interest expense for the nine months ended March 31, 2000 was $8,948 compared to $181,302 for the same period in 1999. The reduction in interest expense for the three and nine month periods ended March 31, 2000 is directly attributable to the conversion to equity of convertible promissory notes issued during previous periods.

The Company experienced a net comprehensive loss of $613,215 for the three month period ended March 31, 2000 compared to a loss of $348,920 for the same period in 1999. The basic loss per share for the quarter was $0.07 in 2000 compared to a basic loss per share of $0.07 for the quarter in 1999, based on the weighted average number of shares outstanding of 9,252,050 and 5,349,250, respectively.

The Company experienced a net comprehensive loss of $1,198,382 for the nine month period ended March 31, 2000 compared to a net comprehensive loss of $1,327,724 for the same period in 1999. The basic loss per share for the nine months was $0.13 in 2000 compared to a basic loss per share of $0.25 for the nine months in 1999, based on the weighted average number of shares outstanding of 9,252,050 and 5,349,250, respectively.

Liquidity and Capital Resources
---------------------------------
The Company had current assets of $706,496 and current liabilities of $574,369, for working capital of $132,127 at March 31, 2000. The Company had cash and cash equivalents of $186,985 and accounts receivable and notes receivable of $93,703 for the same period. Net cash used by operating activities for the three month periods ended March 31, 2000 and 1999 was $394,966 and $379,703, respectively. Net cash used by operating activities for the nine month periods ended March 31, 2000 and 1999 was $1,147,069 and $218,739, respectively. Net Cash used by operating activities for the three and nine month periods ended March 31, 2000 was funded primarily through the issuance of stock for cash and services.

During the nine month period ended March 31, 2000, the Company issued an aggregate of 2,379,309 shares of its restricted common stock for cash proceeds of $1,217,155, at an average price per share of $0.51. In addition, during the same nine month period, the Company issued an aggregate of 603,122 shares of its restricted common stock as employment compensation and services totaling $780,000, at an average of $1.29 per share.

At March 31, 2000, the Company had net property and equipment of $823,635, after deduction of $610,491 in accumulated depreciation, The Company's property and equipment consists mainly of land, $59,000; building and improvements, $263,920; and manufacturing and other equipment, $1,111,206. At March 31, 2000, the Company has an accumulated deficit during the development stage of $9,499,949, has limited working capital and limited internal financial resources. The report of the Company's auditor for the Company's fiscal year end at June 30, 1999, contains a going concern modification as to the ability of the Company to continue.

The Company is aware of its ongoing cash requirements and has implemented a cash flow plan designed to meet the Company's ongoing cash requirements. The Company has developed an overall strategy and certain financing options to meet its ongoing needs through June 30, 2000. Due to the need for working capital, the Company will continue to seek additional debt and/or equity financing from existing shareholders and other investment capital resources. The Company has no other specific commitments for any additional debt or equity financing at this time and no assurance can be given that the Company will be able to obtain any such commitments.

Because of the Company's limited financial resources, the Company does not anticipate expending any substantial sums for new research and development during the fiscal year ended June 30, 2000.

Impact of Inflation
-------------------
The Company does not anticipate that inflation will have a material impact on its current or proposed operations.

Principal Customers
-------------------
During the three and nine month periods ended March 31, 2000, the Company had no individual customer that accounted for more than 10% of the Company's revenues.

Seasonality
-----------
Management of the Company knows of no seasonal aspects relating to the nature of the Company business operations that had a material effect on the financial condition or results of operation of the Company.



                           PART II - OTHER INFORMATION

                            ITEM 1.  LEGAL PROCEEDINGS
None.

                 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

See PART I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                                         AMERICAN TIRE CORPORATION
                                         [Registrant]


Dated: May 16, 2000                      /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Principal Accounting Officer