Form 10KSB
period 2000-06-30
AMERICAN TIRE CORP
filed 2000-10-16
CIK 945828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       June 30, 2000
                                     -------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

  State issuer's revenues for its most recent fiscal year:  $60,039
                                                            -------

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     Based on the average of the bid and asked prices of the common stock at October 12, 2000, of $2.84375 per share, the market value of shares held by nonaffiliates (7,710,901 shares) would be approximately $21,927,875.

  As of June 30, 2000, the Registrant had 11,163,035 shares of common stock issued and outstanding.

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

Business in General
-------------------
American Tire Corporation, a Nevada corporation (the "Company"), was organized on January 30, 1995, to take advantage of existing proprietary and nonproprietary technology available for the manufacturing of flat-free specialty tires. The Company is considered a "development stage" company.

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

"Flat-Free" Technology
----------------------
The Company's Products produced from its flat-free tire technology differ from pneumatic tires in that pneumatic tires are made from rubber and require an inner tube which is inflated with air. The Company's Products could be considered "non-pneumatic" in that they do not require inflation, however, they are multi-density in nature and consist of a series of layers of specially formulated urathanes and a closed foam construction to simulate the compliance of a pneumatic tire. The closed foam contains millions of closed cells containing air. Therefore, the Company's tires are best identified as "flat-free" in that they have no inner tube and do not require inflation, but rely on the infrastructure of the tire to maintain the tires' stability. The flat-free tire is mounted on the wheel rim in much the same way a pneumatic tire is mounted, with the assistance of a tire lever. Apart from cleaning, the Company's bicycle tires are maintenance free and eliminate tedious puncture repair or the need for a bicycle pump. The flat-free tires are designed for use by "On/Off" road and "Highway" bicycles. At June 30, 2000, the Company did not produce any products other than bicycle and lawn and garden tires.

Through June 30, 2000, the Company's primary marketing strategy has been to introduce the flat-free tires through sales to OEMs and existing tire distributors. Although the Company is investigating other markets, the Company has targeted two main segments of the tire market:

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

  (3) Direct Marketing. In June 1999, the Company entered into a Television Commercial Agreement with American Independent Network ("AIN"), Fort Worth, Texas, to produce a series of television commercials designed to promote the Company's Products. In an effort to develop brand awareness and additional market penetration the Company intends to introduce a limited number of bicycles under the tradename "Lazer[TM]. The Lazer[TM] bicycles were mounted with the Company's flat-free tires. In addition, tire-wheel assemblies have also been offered. The Company pays AIN a commission on each bicycle and/or tire-wheel assembly sold through the direct marketing commercials.

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

Manufacturing, Supplies, and Quality Control
--------------------------------------------
The Company manufactures its Products utilizing single and/or multiple head, centrifugal molding machines. These machines centrifugally mold Products by pouring a predetermined amount of polyurethane into a mold, which is then spread out in the mold through centrifugal force. The molding process occurs when the liquid polyurethane formula (made up of isocyanide and polyol) is combined with a catalyst. This combination causes a chemical reaction that results in the cross linking of the chemicals, which thereafter become solid. The mold then moves to the next station where the tire is removed and the process is repeated. The Company has manufacturing equipment that, based on manufacturer's specifications, should permit the Company to produce approximately 1,500,000 tires annually. At present, the Company has not accumulated a sufficient number of molds in the various tire sizes necessary to determine with any degree of consistency the maximum production efficiency of its production equipment. However, the Company estimates that it could produce about 8 to 10 million tires per year without expansion. At that level of production, the Company would require approximately 150 employees as well as additional equipment. The Company trains its employees in the use of its specialized manufacturing equipment utilized in the manufacturing process. The Company utilizes multiple suppliers to purchase polyurethane and believes that it will be able to obtain sufficient quantities of polyurethane and other chemicals without significant problems or delays.

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

Description of Patent                  U.S. Patent Number         Issued Date
---------------------                  ------------------         -----------
Method For Making Polyurethane Tires
 with an Outer Skin                        4,855,096              8/08/1989
Apparatus for Making Foam Products         4,943,223              7/24/1990
Spin-casting Apparatus for Manufacturing
 an Item from Polyurethane Foam            5,906,836              5/25/1999

Description of Patent Pending          Application Number
-----------------------------          ------------------
Method for Manufacturing an Item
 from Polyurethane Foam                    08/562,838
Method for Making Tires and the Like       09/274,818
Non-Pnuematic Tire and Rim Combination     09/569,904

Further Research and Development
--------------------------------
Because of the Company's limited financial resources, the Company has not made any significant expenditures for new research and development during the recently completed fiscal year. The Company does not anticipate expending any substantial sums for new research and development programs during the fiscal year ended June 30, 2001 until the working capital is available to justify such expenditures.

Trademarks
----------
The Company utilizes various trademarks in association with the marketing of its Products, including its logo design in conjunction with the name "American[TM]", and the names "Lazer[TM]", "Amerityre[TM]" "AirRiders(TM)" and "Urathon[TM]".

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

Employees
---------
As of June 30, 2000, the Company had 9 full-time employees, including 4 administrative and 5 hourly employees. None of the Company's employees are represented by a labor union. The Company believes that it will be able to hire a sufficient quantity of qualified laborers in the local area to meet the Company's employment needs. The Company's manufacturing process does not require special training, other than orientation to the Company's production techniques and specific equipment.

                      ITEM 2. DESCRIPTION OF PROPERTIES
Offices
-------
In February 2000, the Company moved its manufacturing operations to Las Vegas, Nevada, where it now leases approximately 33,600 net rentable sq. ft. The term of the lease on the facility is for 5 years at a base monthly rent of $0.25 per sq. ft. for the first 12 months, subject to annual increase based on either (i) the increase in the US Department of Labor, Bureau of Labor Statistics, U.S. All Cities Average, Consumer Price Index for Urban Wage Earners and Clerical Workers or (ii) minimum of 3.5% Cost of Living Increase annually not to exceed 4% over the term of the lease, and other pass through charges. Management of the Company believes that the new facility will be sufficient to handle projected production needs for the next five years.

The Company maintains an executive office suite consisting of approximately 1,100 square feet located at 705-B Yucca Street, Boulder City, Nevada. The facility is leased from a third-party. The Company issued the landlord 22,000 shares of the Company's common stock as payment for the lease for the period from April 1, 2000 through March 31, 2001. The shares issued as consideration for the lease were valued at $22,800, which has been treated as prepaid rent and amortized over the term of the lease. The lease may be terminated at any time by either party by giving prior notice of not less than 30 days. It is the opinion of management that the Company maintains adequate insurance coverage for loss or damage to its facility under its existing insurance policy.

The Company's owns the vacated 26,000 sq. ft. facility located on 4.15 acres of real property at 446 West Lake Street, Ravenna, Ohio, which consists of 1,000 sq. ft. of administrative offices and 25,000 sq. ft. of manufacturing space. The facility is constructed of masonry and steel and is equipped with a one-half ton chain hoist, overhead sprinkler system, and two loading docks. The Ravenna facility is currently for sale.

                            ITEM 3. LEGAL PROCEEDINGS

In April 2000 the Company filed an action in the United States District Court, District of Nevada, Case No. CV-S 00-0540-DWH-LRL, against Roger A. Fleming ("Fleming"), a former officer, director and current shareholder. This action is a breach of employment contract case that includes additional claims against Fleming for breach of fiduciary duty, breach of covenant of good faith and fair dealing, intentional interference with business relations and prospective economic advantage, defamation, intentional misrepresentation and detrimental reliance and for monies due on a promissory note. The Company's expects recovery on the promissory note referenced in the Complaint in the amount of $400,000. Recovery on the remaining claims cannot be predicted. In additional to monetary damages, the Company is seeking return of the common stock issued to Fleming pursuant to his employment agreement. Although the Company intends to vigorously pursue its claim against Fleming, it is anticipated that the Company's management will attempt to settle this matter prior to litigation.

In May 2000, the Company was served with a complaint filed in the second judicial district court in and for Davis County, State of Utah, Civil No. 000700162, titled John R. Hoffman v. American Tire Corporation. In the complaint, Mr. Hoffman alleges that the Company (i) breached his employment contract by terminating him without cause, (ii) breached the covenant of good faith and fair dealing, (iii) was unjustly enriched, and (iv) intends to dishonor certain option rights to acquire common stock of the Company. Mr. Hoffman is asking the court to award him judgment in the approximate amount of $270,000, plus unreimbursed business expenses of $675. In addition, Mr. Hoffman is asking for declaratory judgment confirming his option rights under the employment agreement, interest, court cost and attorney fees. The Company has filed an answer responding that Mr. Hoffman resigned his employment, that he has breached the employment contract's specific terms relating to termination and that the claim should be dismissed and the Company awarded its legal costs. The proceeding is in the discovery stage as of this filing date.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 2000.

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

Fiscal Year Ended June 30, 2000               High Bid      High Bid
-------------------------------               --------      --------
First Quarter                                  $1.125        $1.0625
Second Quarter                                 $0.75         $1.0625
Third Quarter                                  $0.9062       $3.8125
Fourth Quarter                                 $2.0625       $2.8125

Fiscal Year Ended June 30, 1999
-------------------------------
First Quarter                                  $3.375        $1.00
Second Quarter                                 $1.5938       $0.75
Third Quarter                                  $2.9375       $1.0312
Fourth Quarter                                 $1.9375       $0.875

Fiscal Year Ended June 30, 1998
-------------------------------
First Quarter                                  $7.785        $2.875
Second Quarter                                 $5.625        $2.5625
Third Quarter                                  $4.50         $2.375
Fourth Quarter                                 $4.00         $1.625

At October 12, 2000, the Company's Common Stock was quoted on the OTC Bulletin Board at a bid and asked price of $2.75 and $2.9375, respectively. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At October 12, 2000, the Company had 368 shareholders of record based on information provided by the Company's transfer agent.

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

Results of Operations
---------------------
Year ended June 30, 2000 compared to year ended June 30, 1999
-------------------------------------------------------------
During its operating history the Company has had limited revenues from the sale of its Products. Total revenues for the year ended June 30, 2000 were $60,039 compared to $29,797 for the same period in 1999. Since inception on January 30, 1995, the Company has had total sales of $142,995. Costs of sales for the year ended June 30, 2000 were $118,990, or 198% of sales as compared to $41,244, or 141% of sales for the year ended June 30, 1999. Management of the Company believes that the direct costs as a percent of sales will be reduced to profitable levels once the volume of Product sales exceeds the fixed costs of minimum Product production (i.e., material and labor costs). Management of the Company believes that it currently has sufficient employees to merit a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

During the fiscal year ending June 30, 2000, the Company began marketing of a line of bicycles utilizing the Company's "flat-free" bicycle tires. Introduction of the bicycles began in January 2000. Other than the new revenue source derived from the sale of the bicycles, the Company knows of no predictable events or uncertainties that may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations other than the lack of working capital. In an effort to increase sales of the Company's product, after June 30, 2000, the Company has entered into an exclusive worldwide sales and marketing agreement with Focus Sales and Marketing LLC, a Newport Beach, California based sales and marketing group headed by Alan Rypinski. The Focus Group will market bicycle tires under the brand name "AirRiders(TM)" worldwide.

Corporate Expense. For fiscal 2000, total operating expenses were $1,874,356, consisting mainly of consulting expenses of $325,324, payroll and payroll taxes of $578,203, depreciation and amortization of $225,911, and selling, general and administrative expenses of $729,418, resulting in a loss from operations of $1,933,307. For fiscal year 1999, total operating expenses were $1,397,049, consisting mainly of consulting expenses of $109,167, payroll and payroll taxes of $680,344, depreciation and amortization of $213,804 and selling, general and administrative expenses of $393,734, resulting in a loss from operations of $1,408,496. The increase in the operating expenses during fiscal year 2000 can be attributed directly to an increase in consulting associated with marketing the Company's Products and increased operating costs associated with the Company's move from Ravenna, Ohio to Las Vegas, Nevada.

Interest Expense. Interest expense for fiscal 2000 was $10,562, a substantial reduction from $200,480 in fiscal 1999. The decrease in interest expense for fiscal year 2000 is directly attributed to the conversion to equity of convertible promissory notes issued during previous periods.

Other Income (Expense). For fiscal year 2000, the Company had other income consisting of interest income of $45,641 from temporary short-term investment of funds associated with stock subscriptions and gain on disposition of assets of $45,300. These gains were offset by interest expense of $10,562 and an asset impairment loss resulting from the right down of a portion of the Company's patents. (See Note 1 to the Financial Statements.) For fiscal 1999, the Company had other income of $34,460, which amount represents the interest accrued on a stock subscription receivable from a former affiliate of the Company. The Company experienced a loss on the termination of the employment agreement with its former president of $240,000, which amount represents pre-paid employment compensation previously expensed over the term of the employment agreement. (See Note 3 to the Financial Statements).

The Company experienced a net comprehensive loss of $1,897,712 for the year ended June 30, 2000, compared with a net comprehensive loss of $1,782,518 for the year ended June 30, 1999. The basic loss per share for fiscal 2000 was $0.23 as compared to $0.31 for fiscal year 1999, based on the weighted average number of shares outstanding of 8,413,121 and 5,701,524 for the respective periods.

Liquidity and Capital Resources
-------------------------------
During the fiscal year ended June 30, 2000, the Company financed operations through the issuance of common stock for cash, conversion of debt, prepayment of salaries, and payment of professional services; however, the Company will require additional working capital to continue its business operations.

At June 30, 2000, the Company had current assets of $418,462 and current liabilities of $453,625, for a working capital deficit of $35,163, a sharp reduction in the working capital deficit from $305,490 at June 30, 1999. The Company had cash and cash equivalents of $22,483 and accounts receivable of $18,864 at June 30, 2000. Cash used in operations for the fiscal year ended June 30, 2000 was $1,391,287, compared to $698,334 for the fiscal year ended June 30, 1999, which have been funded primarily by cash received from the sale of common stock and the issuance of common stock for services and salary. At June 30, 2000, the Company had net property and equipment of $834,427, after deduction of $635,510 in accumulated depreciation. The Company's property and equipment consists mainly of land,$59,000; building and improvements, $305,532; and equipment, $1,097,713. Because at June 30, 2000, the Company has an accumulated deficit during the development stage of $10,199,279, has a working capital deficit and limited internal financial resources, the report of the Company's auditor contains a going concern modification as to the ability of the Company to continue.

During fiscal 2000, the Company continued to acquire working capital through the issuance of additional shares of common stock for cash, services and conversion of debt. The Company is aware of its ongoing cash requirements and has implemented a cash flow plan, including continued expenditures associated with the promotion of markets for its Products. Due to the need for working capital, the Company will continue to seek additional debt and/or equity financing from existing shareholders and other investment capital resources. At June 30, 2000, the Company had subscription receivables from affiliates to provide an additional $1,206,230 in additional equity to the Company (Note 2 to the Financial Statements), however, no assurance can be given that the Company will be able to obtain any other commitments. Because of the Company's limited financial resources, the Company does not anticipate expending any substantial sums for new research and development during the fiscal year ended June 30, 2001.

Impact of Inflation
-------------------
The Company does not anticipate that inflation will have a material impact on its current or proposed operations.

Principal Customers
-------------------
During the most recent fiscal year ended June 30, 2000, the Company had no individual customer that accounted for more than 10% of the Company's revenues.

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

                                 PART III

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age, and position of each executive officer and director that has served during the fiscal year ended June 30, 2000, and the term of office of each director of the Company.

   Name            Age   Position                   Director or Officer Since
   ----            ---   --------                   -------------------------
Richard Steinke     58   Chairman, Director, CEO    January 1995  (1)
John Hoffman        59   President and CEO          March 1999    (2)
Roger A. Fleming    60   President and Director     February 1997 (3)
James G. Moore, Jr. 52   COO and VP Operations      August 1999
David P. Martin     58   VP Sales and Marketing     November 1999
Louis M. Haynie     73   Director                   July 1997
Henry D. Moyle      71   Director                   March 1999
William Watkins     72   Director                   March 1999
James L. Sanderson  47   Director                   September 1999
David K. Griffiths  63   Treasurer/Controller       February 1995
---------------------
(1)  Mr. Steinke became President and CEO in November 1999.
(2) Mr. Hoffman was named CEO in March 1999, President in July 1999 and his officer relationship with the Company ceased in October 1999.
(3)  Mr. Fleming's employment as President was terminated in July 1999.

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

Biographical Information
------------------------
Set forth below is certain biographical information for each of the Company's Officers and Directors and other key personnel at June 30, 2000.

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

James L. Sanderson was nominated by the Board of Directors in a special meeting of directors held on September 14, 1999. Since 1997, Mr. Sanderson has been a Senior Equities Advisor for Harvestons Securities in Denver, Colorado. From 1996 to 1997, Mr. Sanderson was an Investment Advisor for Chatfield Dean. From 1990 to 1996, Mr. Sanderson served as president of High Prairie Products, a manufacturing, consulting and marketing firm for specialty products.

David P. Martin became the Company's Vice President of Sales and Marketing in November 1999. Prior to joining the Company, Mr. Martin was the General Manager of Rocky Mountain Water Proofing, Salt Lake City, Utah, from November 1994 to November 1999. Mr. Martin spent 14 years with Paine Weber, Thomson McKinnon and Prudential Securities as a registered representative. Mr. Martin has substantial sales experience including positions with Eastman-Kodak, GAF Corporation, and Reproduction Systems, Inc.

David K. Griffiths has been the Company's Treasurer and principal accounting officer since February 1995. From 1960 to 1995, Mr. Griffiths was self-employed as an accountant/consultant for various small businesses. Mr. Griffiths offers the Company 37 years experience in accounting and accounting related systems. Mr. Griffiths received a B.S. in Accounting from Arizona State University, Tempe, Arizona in 1959.

James G. Moore, Jr. joined the Company in August 1997 and is employed as the Company's manager of mold design and processing. In August 1999, Mr. Moore was named Chief Operating Officer and Vice-President of Operations. Prior to his employment with the Company, Mr. Moore worked at Goodyear Tire & Rubber Company, Akron, Ohio, where he had over 25 years of experience as a master tire carver, which included five years at the Goodyear apprentice school for tire tread pattern carving and mold carving. Mr. Moore also took multiple engineering courses while enrolled in the civil engineering school at the University of Akron, Akron, Ohio.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
The Company is not subject to the requirements of Section 16(a) of the Exchange Act.

                     ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at June 30, 2000, the end of the Company's last completed fiscal year):

                                   Summary Compensation Table
                                                         Long Term Compensation
                                                         ----------------------
                     Annual Compensation                 Awards       Payouts
                                           Other        Restricted
Name and                                   Annual        Stock     Options LTIP     All other
Principal Position Year Salary    Bonus($) Compensation   Awards   /SARs   Payout  Compensation
------------------ ---- ------    -------- ------------   ------   ------- ------  ------------
Richard A. Steinke  2000 $210,000    -0-      -0-         -0-      -0-     -0-       -0-
CEO, Pres. and      1999  120,000    -0-      -0-         -0-      -0-     -0-       -0-
Chairman            1998  120,000    -0-      -0-         -0-      -0-     -0-       -0-
John Hoffman        2000 $ 33,333    -0-      -0-         -0-      -0-     -0-       -0-
CEO, Pres.          1999 $    -0-    -0-      -0-         -0-      -0-     -0-       -0-
[From 3/99 to
 10/99]
Roger A. Fleming    2000 $  9,000 $  -0-      -0-         -0-      -0-     -0-     $ -0-
Pres. and Director  1999 $240,000 $  9,569(1) -0-         -0-      -0-     -0-     $240,000(3)
[from 7/97 to       1998 $130,000 $400,000(2) -0-         -0-      -0-     -0-       -0-
 7/99]

(1) Represents cash bonus accrued to the benefit of Mr. Fleming based on annual sales revenue during the period.
(2) Represents 200,000 restricted shares of common stock issued as a signing bonus under Employment Agreement and valued at $2.00 per share.
(3) Represents loss on termination of employment agreement recorded in the fiscal year ended June 30, 1999.

Employment Agreements and Benefits
----------------------------------
In August 1995, the Company entered into an Employment Agreement with Richard
A. Steinke, its Chief Executive Officer. Beginning October 1, 1996, the Employment Agreement called for Mr. Steinke to be employed for a term of 36 months, with monthly compensation of $10,000, subject to increase at the discretion of the Board of Directors. In June 1998, $140,000 of the Mr. Steinke's unpaid salary was converted to a note payable to Mr. Steinke. Interest on the note consisted of 14,000 shares of the Company's common stock valued at $28,000. The amount of the note was due December 31, 1998, but was converted into additional shares of the Company's common stock at $1.00 per share. At June 30, 1998, 75,000 shares of common stock were issued to Mr. Steinke in lieu of salary from July 1, 1998 to October 1, 1999, the remaining term of Mr. Steinke's employment agreement. The share issuance was recorded at the average trading price of the common stock of $2.00 on the date of issuance and resulted in prepaid compensation of $150,000. The amount was amortized over the remaining term of his employment agreement. On expiration of Mr. Steinke's employment agreement the Company extended the term to June 30, 2000 and issued Mr. Steinke 180,000 shares as compensation for services. The share issuance was recorded at the average trading price of the common stock of $1.00 on the date of issuance and resulted in prepaid compensation of $180,000. The Company provides group health, medical, and life insurance, similar to that which will be made available to all full time employees and reimburses Mr. Steinke for out-of-pocket expenses incurred in connection with the Company's business.

In June 1998, the Company entered into an Employment Agreement with Roger A. Fleming, its President and Chief Operating Officer. Beginning June 1, 1998, the Employment Agreement called from Mr. Fleming to be employed for a term of 36 months, with monthly compensation of $10,000, subject to increase at the discretion of the Board of Directors. In addition, Mr. Fleming was issued 180,000 shares of the Company's common stock as prepaid employment compensation through June 30, 2001, the end of the term of this employment agreement. These shares were recorded at the average trading price of the common stock of $2.00 on the date of issuance and resulted in prepaid compensation of $360,000. As additional incentive, the Company issued Mr. Fleming 200,000 shares of its common stock as a bonus for signing his employment agreement. The additional compensation was recorded at the average trading price of the common stock of $2.00 on the date of issuance and resulted in bonus compensation to Mr. Fleming of $400,000. Further, Mr. Fleming was issued a stock option to purchase 200,000 shares of the Company's common stock at an exercise price of $2.00 per share, exercisable for a term of 5 years. On June 30, 1998, Mr. Fleming issued the Company a promissory note in the amount of $400,000 as consideration for exercising the option.
The promissory note bears interest at 8.5% annually and is payable in 5 equal annual installments beginning June 30, 1999, with payment in full not later than June 30, 2003. Mr. Flemings employment as President of the Company was terminated in July 1999 and the balance of his pre-paid employment compensation has been expensed at June 30, 1999. (See Item 3. Legal Proceedings)

In July 1999, the Company entered into an Employment Agreement with John R. Hoffman as President and Chief Operating Officer. Beginning July 16, 1999, the Employment Agreement is for a term of three years at an annual base salary of $100,000, to be paid semi-monthly, one payment of $4,166.67 in cash and one payment of the equivalent amount of the Company's stock based on the stock value average of the three days prior to the end of the payment period. Mr. Hoffman ceased employment with the Company in October 1999 and the remaining compensation due Mr. Hoffman is currently in dispute. (See Item 3. Legal Proceedings)

As a condition to employment, all the Company's managers and key personnel are required to sign a nondisclosure and noncompetition agreement. Under the terms of the nondisclosure and noncompetition agreement, employees will not be able to provide services or information deemed confidential by the Company to any other company or person which directly or indirectly competes with the Company in the tire industry or an industry which, at the time of the employees' employment, the Company intended to enter. There is no time limitation on the nondisclosure aspect of the agreement. The noncompetition clause is for a period of two years and prevents a former employee or consultant of the Company from acting as an employee, consultant or in any other capacity for a competitor of the Company. Additionally, all employees will be required, as a condition of their employment, to enter into a nondisclosure agreement related to any information or process deemed confidential by the Company.

Compensation of Directors
-------------------------
None.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------
Unless otherwise disclosed below, as of June 30, 1999, the end of the Company's most recent fiscal year, there are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of October 12, 2000, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 11,713,035 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title
 of      Name and Address              Amount and Nature of     Percentage
Class    Beneficial Owner              Beneficial Ownership(1)   of Class
-----    ----------------              --------------------     ----------
Common   Roger A. Fleming              D          630,000             5.38
         3863 Silverwood Drive
         Stowe, OH  44224

Common   Louis M. Haynie, Director     D          629,000
         2726 Wasatch Drive            I (4)        2,000
         Salt Lake City, UT 84108                 -------
                                                  631,000             5.39

Common   Richard A. Steinke            D          222,000
         705-B Yucca Street            I (2)      455,000
         Boulder City, NV  89005       I (3)      800,000
                                                ---------
                                                1,444,000            12.33
Security Ownership of Management of the Company
-----------------------------------------------
Title
 of      Name and Position of          Amount and Nature of     Percentage
Class    Officer and/or Director       Beneficial Ownership(1)   of Class
-----    -----------------------       --------------------     ----------
Common   Richard A. Steinke, C.E.O.          see above -
Common   Louis M. Haynie, Director         - see above -
Common   David K. Griffiths, Treas.    D           32,817              .28
Common   David P. Martin, Vice-pres.   D (5)      107,629             0.92
Common   James Moore, Vice-pres.       D           10,000             -
Common   Henry D. Moyle, Director      D          530,000
                                       I (6)       55,000
                                                  -------
                                                  585,000             4.99

Common   James L. Sanderson, Director  D          329,000             2.80
Common   William Watkins               D          300,000
                                       I (7)       32,500
                                                  -------
                                                  332,500             2.83
         All Officers and Directors
          as a Group (7 person)        D        2,127,634
                                       I        1,344,317
                                                ---------            -----
         Total Beneficial Ownership             3,472,134            29.39
                                                =========            =====

                        [Footnotes continue on next page]

(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.
(2) Represent shares owned beneficially and of record by Gemini Funding Services Profit Sharing Account, of which Richard A. Steinke is the principal beneficiary.
(3) Represent shares owned beneficially and of record by S102 Irrevocable Trust, for which Richard A. Steinke is the trustee.
(4) Represent shares owned beneficially and of record by Gae Haynie, spouse of Louis M. Haynie, and of which Mr. Haynie may be deemed to have beneficial ownership.
(5) Includes 100,000 options for the purchase of 1 share at an exercise price of $0.75 per share, exercisable until December 1, 2002.
(6) Represent shares owned beneficially and of record by Vickie L. Moyle, the spouse of Henry D. Moyle, and of which Mr. Moyle may be deemed to have beneficial interest.
(7) Represent shares owned beneficially and of record by Dolores Watkins Trust, of which William D. Watkins is a beneficiary.

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

During the year ended June 30, 2000, the Company issued 1,000,000 shares of common stock for various notes receivable totaling $750,000 to affiliates of the Company. These notes bear interest at rates of 8.0% and 8.5% per annum and are due in full on December 1, 2002. These notes are also being presented as a reduction of stockholders equity. During the year ended June 30, 2000, $12,016 was received on these notes receivable bringing the total balance owed (including the promissory note from Mr. Fleming) at June 30, 2000 to $1,206,230.

                 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of HJ & Associates, LLC                       18
Balance Sheet as of June 30, 2000                                          19
Statements of Operations for the years ended June 30, 2000
 and 1999 and from inception on January 30, 1995 through June 30, 2000     21
Statements of Stockholders' Equity                                         23
Statements of Cash Flows for the years ended June 30, 2000
 and 1999 and from inception on January 30, 1995 through June 30, 2000     28
Notes to Financial Statements                                              30

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document                             Location
-------  ---------  -----------------                             --------
 27       27        Financial Data Schedule                       This Filing

 (b) Reports on Form 8-K.

There were no reports on Form 8-K filed with the Commission during the quarter ended June 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                        AMERICAN TIRE CORPORATION

Date: October 13, 2000                  By /S/Richard A. Steinke, Chairman of
                                        the Board, President and CEO
                                        [Principal Executive Officer]

Date: October 13, 2000                  By /S/David K. Griffiths, Secretary
                                        Treasurer [Principal Accounting
                                        Officer]

INDEPENDENT AUDITORS' REPORT



Board of Directors
American Tire Corporation
(A Development Stage Company)
Boulder City, Nevada

We have audited the accompanying balance sheet of American Tire Corporation (a development stage company) as of June 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2000 and 1999 and from inception on January 30, 1995 through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tire Corporation (a development stage company) as of June 30, 2000, and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999 and from inception on January 30, 1995 through June 30, 2000, in conformity with generally accepted accounting principles.

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



HJ & Associates, LLC
Salt Lake City, Utah
October 12, 2000

                         AMERICAN TIRE CORPORATION
                       (A Development Stage Company)
                             Balance Sheet


ASSETS

                                                  June 30,
                                                    2000
                                                ----------
CURRENT ASSETS

  Cash and cash equivalents                   $     22,483
  Accounts receivable - net (Note 1)                16,069
  Accounts receivable - related party                2,795
  Inventory (Note 1)                               367,080
  Prepaid expenses                                  10,035
                                                ----------
    Total Current Assets                           418,462
                                                ----------
PROPERTY AND EQUIPMENT (Note 1)

  Land                                              59,000
  Building and improvements                        305,532
  Equipment                                      1,097,713
  Furniture and fixtures                             7,692
  Less - accumulated depreciation                 (635,510)
                                                ----------
    Total Property and Equipment                   834,427
                                                ----------
OTHER ASSETS

  Patents  - net (Note 1)                           16,882
  Deposits                                          11,878
                                                ----------
    Total Other Assets                              28,760
                                                ----------
    TOTAL ASSETS                              $  1,281,649
                                                ==========






The accompanying notes are an integral part of these financial statements.

                      AMERICAN TIRE CORPORATION
                    (A Development Stage Company)
                          Balance Sheet (Continued)


                                                  June 30,
                                                    2000
                                                ----------
CURRENT LIABILITIES

  Accounts payable                            $    239,662
  Accrued expenses                                  61,911
  Note payable - related party (Note 3)             77,000
  Interest payable - related party (Note 3)         10,052
  Stock subscription deposit (Note 6)               65,000
                                                ----------
    Total Current Liabilities                      453,625
                                                ----------
    Total Liabilities                              453,625
                                                ----------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY

  Preferred stock: 5,000,000 shares
   authorized of $0.001 par value,
   -0- shares issued and outstanding                  -
  Common stock: 25,000,000 shares authorized
   of $0.001 par value, 11,163,035
   shares issued and outstanding                    11,163
  Additional paid-in capital                    12,656,137
  Stock subscriptions receivable (Note 2)       (1,206,230)
  Prepaid expenses (Note 3)                       (433,767)
  Deficit accumulated during the
   development stage                           (10,199,279)
                                                ----------
    Total Stockholders' Equity                     828,024
                                                ----------
    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                   $  1,281,649
                                                ==========


The accompanying notes are an integral part of these financial statements.

                      AMERICAN TIRE CORPORATION
                    (A Development Stage Company)
                       Statements of Operations
                                                                   From
                                                                Inception on
                                                                January 30,
                                         For the Years Ended    1995 Through
                                              June 30,            June 30,
                                            2000          1999       2000
                                         ---------      --------   ----------
NET SALES                               $   60,039     $  29,797  $   142,995

COST OF SALES                              118,990        41,244      265,465
                                         ---------      --------   ----------
GROSS MARGIN                               (58,951)      (11,447)    (122,470)
                                         ---------      --------   ----------
EXPENSES

  Consulting                               325,324       109,167    1,068,136
  Payroll and payroll taxes                578,203       680,344    3,150,967
  Depreciation and amortization            225,911       213,804      813,537
  Bad debt expense                          15,500          -          36,612
  Selling, general and administrative      729,418       393,734    2,277,982
                                         ---------     ---------    ---------
    Total Expenses                       1,874,356     1,397,049    7,347,234
                                         ---------     ---------    ---------
LOSS BEFORE OTHER INCOME (EXPENSE)      (1,933,307)   (1,408,496)  (7,469,704)
                                         ---------     ---------    ---------
OTHER INCOME (EXPENSE)

  Other income                                -             -           2,298
  Interest income                           45,641        34,460      115,692
  Interest expense                         (10,562)     (200,480)    (630,451)
  Impairment loss (Note 1)                    -             -      (1,694,111)
  Asset impairment loss                    (44,784)         -         (58,426)
  Loss on termination of employment
    agreement (Note 3)                        -         (240,000)    (240,000)
  Gain on disposition of assets             45,300          -          41,638
                                         ---------     ---------    ---------
    Total Other Income (Expense)            35,595      (406,020)  (2,463,360)
                                         ---------     ---------    ---------
NET LOSS BEFORE DISCONTINUED
  OPERATIONS                            (1,897,712)   (1,814,516)  (9,933,064)
                                         ---------     ---------    ---------
DISCONTINUED OPERATIONS

  Loss from discontinued operations
  (Note 10)                                   -         (193,723)    (495,108)
  Gain from disposal of subsidiary (Note 1)   -          228,893      228,893
                                         ---------     ---------    ---------
    Net Discontinued Operations               -           35,170     (266,215)
                                         ---------     ---------    ---------

NET LOSS                             $  (1,897,712)  $(1,779,346)$(10,199,279)
                                         =========     =========   ==========

The accompanying notes are an integral part of these financial statements.

                       AMERICAN TIRE CORPORATION
                     (A Development Stage Company)
                       Statements of Operations (Continued)
                                                                   From
                                                                Inception on
                                                                January 30,
                                         For the Years Ended    1995 Through
                                              June 30,            June 30,
                                            2000          1999       2000
                                         ---------      --------   ----------
NET LOSS                              $ (1,897,712)  $(1,779,346)$(10,199,279)

OTHER COMPREHENSIVE INCOME

  Foreign currency adjustments                -           (3,172)        -
                                         ---------     ---------   ----------
NET COMPREHENSIVE LOSS                $ (1,897,712)  $(1,782,518)$(10,199,279)
                                         =========     =========   ==========
BASIC GAIN (LOSS) PER SHARE

  Loss from operations                $      (0.23)  $     (0.32)
  Discontinued operations                     -             0.01
                                         ---------     ---------
    Basic Gain (Loss) Per Share       $      (0.23)  $     (0.31)
                                         =========     =========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                      8,413,121     5,701,524
                                         =========     =========



The accompanying notes are an integral part of these financial statements.

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
                     Statements of Stockholders' Equity

                                                                                                       Deficit
                                                                                                     Accumulated
                                                  Additional     Other        Stock                  During the
                               Common Stock         Paid-in  Comprehensive Subscription   Prepaid    Development
                            Shares       Amount     Capital      Income     Receivable    Expenses     Stage
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

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
               Statements of Stockholders' Equity (Continued)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                  Additional     Other        Stock                  During the
                               Common Stock         Paid-in  Comprehensive Subscription   Prepaid    Development
                            Shares       Amount     Capital      Income     Receivable    Expenses     Stage
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

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
                Statements of Stockholders' Equity (Continued)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                  Additional     Other        Stock                  During the
                               Common Stock         Paid-in  Comprehensive Subscription   Prepaid    Development
                            Shares       Amount     Capital      Income     Receivable    Expenses     Stage
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

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
               Statements of Stockholders' Equity (Continued)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                  Additional     Other        Stock                  During the
                               Common Stock         Paid-in  Comprehensive Subscription    Prepaid   Development
                            Shares       Amount     Capital      Income     Receivable     Expenses    Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------

Balance, June 30, 1998      4,619,250 $     4,619 $ 7,798,789  $     3,172  $ (400,000)  $ (576,667)$(6,522,221)

Common stock issued for
 cash at $0.50 per share      875,000         875     436,625         -           -            -           -

Common stock issued in lieu
 of interest on promissory
 note at approximately $0.93
 per share                      7,225           7       6,731         -           -            -           -

Common stock issued in lieu
 of notes payable at $1.00
 per share                  1,135,000       1,135   1,133,865         -           -            -           -

Common stock issued in lieu
 of notes payable at $0.50
 per share                     90,000          90      44,910         -           -            -           -

Common stock issued for
 services at $0.50 per
 share                         90,000          90      44,910         -           -            -           -

Additional interst recorded
 on subscription receivable      -           -           -            -        (34,000)        -           -

Currency translation
 adjustment                      -           -           -          (3,172)       -            -           -

Amortization of prepaid
 compensation contracts          -           -           -            -           -         306,667        -

Termination of employment
 contract (Note 3)               -           -           -            -           -        (240,000)       -

Net loss for the year
 ending June 30, 1999            -           -           -            -           -            -     (1,779,346)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance, June 30, 1999      6,816,475 $     6,816 $ 9,465,830  $      -     $  (434,000)$   (30,000)$(8,301,567)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------


The accompanying notes are an integral part of these financial statements.

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
               Statements of Stockholders' Equity (Continued)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                  Additional     Other        Stock                  During the
                               Common Stock         Paid-in  Comprehensive Subscription   Prepaid    Development
                            Shares       Amount     Capital      Income     Receivable    Expenses     Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance, June 30, 1999      6,816,475 $     6,816 $ 9,465,830  $      -     $  (434,000)$   (30,000)$(8,301,567)

Common stock issued for
 cash at $0.50 per share    2,548,125       2,548   1,271,514         -            -           -           -

Common stock issued for
 cash at $1.00 per share       28,000          28      27,972         -            -           -           -

Common stock issued for
 cash at $2.00 per share       65,000          65     129,935         -            -           -           -

Common stock issued for
 cash at $3.19 per share        2,037           2       6,498         -            -           -           -

Common stock issued for
 cash at $1.16 per share        5,592           6       6,494         -            -           -           -

Common stock issued for
 services at an average
 price of $0.87 per share     363,306         363     314,729         -            -           -           -

Common stock issued for
 subscription receivable
 at $0.75 per share         1,000,000       1,000     749,000         -        (750,000)       -           -

Common stock issued for
 assets at $1.00 per share     12,500          13      12,487         -            -           -           -

Common stock issued as
 prepaid expenses at
 $1.00 per share               22,000          22      21,978         -            -        (22,000)       -

Common stock issued as
 prepaid expenses at
 $2.00 per share              200,000         200     399,800         -            -       (400,000)       -

Common stock issued as
 prepaid expenses at
 $2.50 per share              100,000         100     249,900         -            -       (250,000)       -

Additional interest
 recorded on
 subscriptions receivable        -           -           -            -         (34,246)       -           -

Receipt of cash on
 subscriptions receivable        -           -           -            -          12,016        -           -

Amortization of prepaid
 expenses                        -           -           -            -            -        268,233        -

Net loss for the year ended
 June 30, 2000                   -           -           -            -            -           -     (1,897,712)
                           ----------   --------   ----------    ---------   ----------   --------   ----------
Balance, June 30, 2000     11,163,035  $  11,163  $12,656,137   $     -     $(1,206,230) $(433,767)$(10,199,279)
                           ==========   ========   ==========    =========   ==========   ========   ==========

The accompanying notes are an integral part of these financial statements.

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
                          Statements of Cash Flows

                                                                                        From
                                                                                    Inception on
                                                                                    January 30,
                                                         For the Years Ended        1995 Through
                                                                June 30,              June 30,
                                                          2000           1999           2000
                                                     ------------   ------------    ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                            $(1,897,712)   $(1,779,346)   $(10,199,279)
  Adjustments to reconcile net loss to net cash (used)
   by operating activities:
    Depreciation and amortization                         225,911        213,804         813,537
    Bad debt expense                                       15,500           -             36,612
    (Gain) loss on disposition of assets                  (45,300)          -            (41,638)
    Asset impairment loss                                  44,784           -          1,752,537
    (Gain) on disposition of subsidiary                      -          (228,893)       (228,893)
    Loss on termination of employment agreement              -           240,000         240,000
    Loss from discontinued operations                        -           193,723         495,108
    Common stock issued for services                      315,092         45,000       1,230,351
    Services provided in lieu of cash payment on
     subscriptions receivable                                -              -             75,000
    Common stock issued in lieu of interest                  -             6,738         499,519
    Interest on subscription receivable                   (34,246)       (34,000)        (68,246)
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable
      and accounts receivable - related                   (32,802)         9,276         (55,476)
    (Increase) decrease in inventory                     (326,767)       (10,964)       (367,080)
    (Increase) decrease in prepaid expenses               272,004        465,913         598,198
    (Increase) decrease in other assets                     2,586        (21,875)        (75,685)
    Increase (decrease) in accounts payable
      and accrued expenses                                 69,663        202,290         164,821
                                                        ---------       --------       ---------
      Net Cash (Used) by Operating Activities          (1,391,287)      (698,334)     (5,130,614)
                                                        ---------       --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES

  Sale of equipment                                        70,000           -             70,000
  Purchase of equipment                                  (136,099)       (92,697)     (1,577,849)
  Purchase of subsidiary                                     -              -           (400,000)
                                                        ---------       --------       ---------
      Net Cash (Used) by Investing Activities          $  (66,099)    $  (92,697)  $  (1,907,849)
                                                        =========       ========       =========





The accompanying notes are an integral part of these financial statements.

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
                          Statements of Cash Flows

                                                                                        From
                                                                                    Inception on
                                                                                    January 30,
                                                         For the Years Ended        1995 Through
                                                                June 30,              June 30,
                                                          2000           1999           2000
                                                     ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Repurchase of common stock                           $     -        $      -        $ (439,862)
  Receipt of subscriptions receivable                      12,016            -            62,016
  Payment of stock offering costs                            -               -          (160,401)
  Proceeds from notes payable                                -            163,500      2,298,838
  Cash received on stock subscription deposit              25,500          39,500         65,000
  Payments made on notes payable and line of credit          -           (125,000)      (429,838)
  Payments made to related parties                         (6,000)           -           (16,000)
  Common stock issued for cash                          1,445,062         437,500      5,681,193
                                                        ---------      ----------      ---------
    Net Cash Provided by Financing Activities           1,476,578         515,500      7,060,946
                                                        ---------      ----------      ---------
NET INCREASE (DECREASE) IN CASH                            19,192        (275,531)        22,483

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                          3,291         278,822           -
                                                        ---------      ----------      ---------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                           $   22,483     $     3,291    $    22,483
                                                        =========      ==========      =========
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:

  Interest                                             $    4,017     $    24,165    $    84,220
  Income taxes                                         $     -        $      -       $      -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for services rendered            $  315,092     $    45,000    $ 1,230,351
  Common stock issued in lieu of debt and interest     $     -        $ 1,186,738    $ 2,241,519
  Common stock issued for acquisition of subsidiary    $     -        $      -       $ 1,550,000
  Common stock issued as prepaid expenses              $  672,000     $      -       $ 1,282,000
  Common stock issued for equipment                    $   12,500     $      -       $    12,500
  Common stock issued for subscriptions receivable     $  750,000     $      -       $   750,000





The accompanying notes are an integral part of these financial statements.

                        AMERICAN TIRE CORPORATION
                      (A Development Stage Company)
                    Notes to the Financial Statements
                             June 30, 2000


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  a.  Organization

  American Tire Corporation (ATC) (the "Company") was incorporated under the laws of the State of Nevada on January 30, 1995. The Company was organized to take advantage of existing proprietary and non-proprietary technology available for the manufacturing of specialty tires. ATC has had limited operations since its organization and is a "development stage" company. The Company intends to engage in the manufacturing, marketing, distribution, and sales of airless specialty tires and tire-wheel assemblies and currently is manufacturing airless tires in limited quantities at its manufacturing facility located in Ravenna, Ohio.

  On February 28, 1997, ATC purchased Urathon Limited (UL) for $1,950,000 by issuing 200,000 shares of its common stock plus $400,000 in cash in exchange for 100% of the issued and outstanding stock of UL. The common stock issued was valued at its trading price of $7.75 per share.

  Effective June 9, 1999, the Company sold its 100% ownership in UL, which resulted in a gain on the disposition of the subsidiary of $228,893 that has been recorded in the accompanying statement of operations for the year ended June 30, 1999.

  b.  Accounting Method

  The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year end.

  c.  Cash and Cash Equivalents

  Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

  d.  Basic Loss Per Share
                             For the Years Ended
                                   June 30,
                             2000            1999
                        ------------    ------------
  Loss (numerator)     $  (1,897,712)  $  (1,782,518)

  Shares (denominator)     8,413,121       5,701,524
                        ------------    ------------
  Per share amount     $       (0.23)  $       (0.31)
                        ============    ============
  The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements. Common stock equivalents, consisting of stock options, have not been included in the calculation as their effect is antidilutive for the periods presented.

                        AMERICAN TIRE CORPORATION
                      (A Development Stage Company)
                    Notes to the Financial Statements
                             June 30, 2000


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

  e.  Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  f.  Provision for Taxes

  As of June 30, 2000, the Company had net operating loss carryforwards of approximately $10,200,000 which will expire in 2020. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

    Building and improvements  40 years
    Equipment                   5 to 7 years
    Furniture and fixtures      7 years

  Depreciation expense for the years ended June 30, 2000 and 1999 was $223,770 and $213,804, respectively.

  i. Revenue Recognition

  Revenue is recognized upon shipment of goods to the customer.

                        AMERICAN TIRE CORPORATION
                      (A Development Stage Company)
                    Notes to the Financial Statements
                             June 30, 2000


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

  j.  Goodwill

  Goodwill was originally recorded which consisted of the excess of the purchase price over the fair value of net tangible assets of the purchased subsidiary and was amortized on the straight-line method over a 5 year period.

  The Company periodically reviews goodwill for impairment by comparing undiscounted projected income over the remaining amortization period to the unamortized balance of goodwill and technology.

  During the year ended June 30, 1998, an impairment loss of $1,694,111 was recorded since the Company was unable to determine the present value of the future cash flows of the purchased subsidiary.

  k.  Patents

  Patents have been capitalized at June 30, 2000. The Company recorded an impairment loss of $44,784 during the year ended June 30, 2000 on certain patents that were disposed of during the year. Amortization expense for the years ended June 30, 2000 and 1999 was $2,141 and $-0-, respectively.

  l.  Advertising

  The Company follows the policy of charging the costs of advertising to expense as incurred.

  m.  Accounts Receivable

  Accounts receivable are shown net of the allowance for doubtful accounts of $15,500 as of June 30, 2000.

  n.  Long Lived Assets

  All long lived assets are evaluated yearly for impairment per SFAS 121. Any impairment in value is recognized as an expense in the period when the impairment occurs.

                        AMERICAN TIRE CORPORATION
                      (A Development Stage Company)
                    Notes to the Financial Statements
                             June 30, 2000


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

  o.  Changes in Accounting Principle

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement had no material impact on the Company's financial statements.

NOTE 2 -  STOCK SUBSCRIPTION RECEIVABLE

  During the year ended June 30, 1998, an officer of the Company signed an agreement and note to purchase 200,000 shares of the Company's common stock at a price of $2.00 per share. At June 30, 2000, the entire $400,000, plus accrued interest of $68,246, was owed under the note, which has been presented as a reduction of stockholders' equity. The note bears interest at 8.50% per annum and was due in five equal annual installments beginning June 30, 1999, with payment in full no later than June 30, 2003. No payment had been received, however, at June 30, 2000. The officer was subsequently terminated in July 1999. Management of the Company is currently working on negotiations with the former officer to collect the entire $400,000 plus interest or to cancel the shares. Management is uncertain at June 30, 2000 what the outcome will be.

  During the year ended June 30, 2000, the Company issued 1,000,000 shares of common stock for various notes receivable totaling $750,000. These notes bear interest at rates of 8.0% and 8.5% per annum and are due in full on December 1, 2002. These notes are also being presented as a reduction of stockholders equity. During the year ended June 30, 2000, $12,016 was received on these notes receivable bringing the total balance owed at June 30, 2000 to $1,206,230.

                        AMERICAN TIRE CORPORATION
                      (A Development Stage Company)
                    Notes to the Financial Statements
                             June 30, 2000


NOTE 3 -  RELATED PARTY TRANSACTIONS

  In August 1995, the Company entered into employment agreements with two of its officers. These two agreements are for 36 months at a monthly compensation of $10,000 each. At June 30, 1997, $100,000 was owed to the two officers for unpaid wages. In addition, $50,000 was due to another officer at June 30, 1997 for services rendered to the Company from February 1, 1997 to June 30, 1997. At June 30, 1998, $140,000 of the unpaid wages was converted to a note payable. Interest on the note payable consists of 14,000 shares of the Company's common stock valued at $28,000 (effective interest rate of 40%). The $140,000 principal amount was converted to 140,000 shares of common stock during the year ended June 30, 1999. An additional $6,000 was loaned to the Company by this officer during the year ended June 30, 1999. This amount was subsequently paid during the year ended June 30, 2000.

  In October 1995, the Company entered into a Technology License Agreement with a related party providing for a royalty of $0.25 to be paid for each tire sold by the Company utilizing the "non-pneumatic tire technology" as defined by the agreement. This agreement was subsequently amended to reduce the royalty payment from $0.25 per unit sold to $0.125 per unit sold. The royalty payments are to be paid quarterly. There was no production during the years ended June 30, 2000 or 1999 that was subject to the royalty.

  As of June 30, 2000, $87,052 ($72,000 principal plus $10,052 of accrued interest) was owed to a former officer of the Company. The amount is unsecured, due on demand and accrues interest at 8.50% per annum.

  The Company entered into an Agreement of Settlement and Mutual Release on August 19, 1997 with two former officers and another employee of the Company. As part of the settlement agreements, the Company agreed to pay a total of $360,000 for accrued wages and the purchase and cancellation of 1,270,000 shares of the Company's outstanding common stock. $160,000 was paid on the date of the agreement and the remaining $200,000 has been paid in full as of June 30, 2000.

  As of June 30, 1999, salary and management fees in the amount of $30,000 had been prepaid to an officer of the Company through the issuance of stock. The amount was amortized as salary expense during the year ended June 30, 2000.

  180,000 shares were issued to the Company's former president in lieu of salary from July 1, 1998 to June 30, 2001. These shares were recorded at the average trading price of the stock of $2.00 on the date of issuance resulting in an original prepaid amount of $360,000. Amortization through June 30, 1999 was $120,000. The former president was terminated during July 1999. Management is alleging that the termination was with cause and therefore, the original employment agreement was voided. Management intends on vigorously trying to recover a portion of the original 180,000 shares issued. Because the ultimate outcome of this is uncertain, the remaining $240,000 of prepaid salary expense was written off during the year ended June 30, 1999 as a "loss on termination of employment agreement".

                        AMERICAN TIRE CORPORATION
                      (A Development Stage Company)
                    Notes to the Financial Statements
                             June 30, 2000

NOTE 3 -  RELATED PARTY TRANSACTIONS (Continued)

  During the year ended June 30, 2000, the Company issued 200,000 shares of common stock valued at $400,000 under a Letter of Agreement for financial communication and capital market development services for a period of six months. As part of the agreement, the Company granted 200,000 warrants exercisable as follows: 50,000 at $6.00 per share, 50,000 at $8.00 per share, 50,000 at $10.00 per share and 50,000 at $12.00 per share. These warrants expire on March 15, 2003. Amortization of the prepaid services through June 30, 2000 was $233,333 bringing the prepaid portion at June 30, 2000 to $166,667.

  In addition, during the year ended June 30, 2000, the Company issued 100,000 shares of common stock valued at $250,000 for television advertising time on American Independent Network. No amortization was recorded for the year ended June 30, 2000 since the advertising was not set to start until late 2000.

  The total prepaid amount of $433,767 (including the $17,100 prepaid amount as described in Note 4) has been presented as a reduction of stockholders' equity as of June 30, 2000.

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

  The Company maintains an executive office suite in Boulder City, Nevada. During the year ended June 30, 2000, the Company issued 22,000 shares of common stock valued at $22,000 as prepaid rent for a period of twelve months. Amortization of the prepaid rent through June 30, 2000 was $4,900 bringing the prepaid portion at June 30, 2000 to $17,100.

  On February 18, 2000, the Company entered into a separate office lease in Las Vegas, Nevada for five years beginning on March 1, 2000. The monthly rental payment is $8,400 for the first twelve months with annual increases based on the Consumer Price Index.

  On June 5, 1995, the Company entered into a Technology License Agreement with a related party. This agreement provides the Company the exclusive license to use, sell and license the technology for manufacturing a wheel-tire assembly known as the "Dynamic Steerable Spring." The agreement originally specified that a royalty of either $1.00 per unit sold directly by the Company or eight percent of any royalty the Company should receive from any third party licensee to be paid quarterly. The agreement was superceded on August 19, 1997. The terms of the Agreement were amended to reduce the royalty payment from $1.00 per unit sold to $0.50 per unit sold. In addition, a separate Technology License Agreement relating to the "non-pneumatic tire technology" was amended to reduce the royalty payment from $0.25 per unit sold to $0.125 per unit sold (see Note 3). During the year ended June 30, 2000, the patents associated with this Agreement were abandoned. Accordingly, no future royalty payments will be due.

                        AMERICAN TIRE CORPORATION
                      (A Development Stage Company)
                    Notes to the Financial Statements
                             June 30, 2000

NOTE 4 -  COMMITMENTS AND CONTINGENCIES (Continued)

  On June 10, 1999, the Company entered into a Television Commercial Agreement with American Independent Network (AIN). The Company has agreed to pay AIN $15.00 per bicycle sold through television advertising and $3.00 per wheel assembly sold. The agreement is for one year with the option to extend the agreement and continue airing the commercial sports on the Network at the same prices as set forth above.

  During July 1999, the Company entered into a service contract with McWong International Business, Inc., a related party. The Company has agreed to pay $2,500 per month for twelve months in exchange for McWong providing quality control personnel at the Shanghai Forever Bicycle Co., Ltd. facility, and to supervise the shipping of up to 10,000 bicycles per month, to the Company's factory. The agreement also calls for the Company to pay an additional $0.25 per bicycle for each bicycle shipped over 10,000 per month.

  During July 1999, the Company signed a three year employment agreement with a new Chief Executive Officer. The agreement requires the Company to pay a base annual salary of $100,000. The amount is to be paid in a combination of cash and shares of common stock based upon the market value of the stock at the time of issuance. During the year ended June 30, 2000, this officer resigned. Management is alleging that the employment agreement is void and is vigorously defending litigation concerning this agreement. The proceeding is in the discovery stage as of the date of our audit report and the outcome of this litigation is presently unknown and the potential loss cannot be determined.

NOTE 5 -  STOCK TRANSACTIONS

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

  During the year ended June 30, 2000, the Company issued 2,648,754 shares of common stock for $1,445,062 and 363,306 shares of common stock valued at $315,092 for services rendered. In addition, the Company issued 1,000,000 shares of common stock for notes receivable of $750,000, 12,500 shares of common stock valued at $12,500 for equipment and 322,000 shares of common stock valued at $672,000 for prepaid expenses.

                        AMERICAN TIRE CORPORATION
                      (A Development Stage Company)
                    Notes to the Financial Statements
                             June 30, 2000

NOTE 6 -  STOCK SUBSCRIPTION DEPOSIT

  As of June 30, 2000, the Company had received a total of $65,000 for the purchase of 130,000 shares of common stock. As of the date of our audit report, these 130,000 shares had not been issued. The $65,000 is being shown as a stock subscription deposit at June 30, 2000.

NOTE 7 -  STOCK OPTIONS AND WARRANTS OUTSTANDING

Stock option activity for the year ended June 30, 2000 consisted of the following:
                                              Number
                                             Of Shares
                                             ---------
    Outstanding at June 30, 1999                30,000
    Granted during the year                  1,470,500
    Expired during the year                       -
    Exercised during the year               (1,140,500)
                                             ---------
    Outstanding at June 30, 2000               330,000
                                             =========
  The stock options have been valued at fair market value according to FAS 123, "Accounting for Stock-Based Compensation." The following summarizes the exercise price per share and expiration date of the Company's outstanding options to purchase common stock at June 30, 2000.

    Expiration Date     Price    Number
    ----------------    -----    -------
    December 1, 2002    $0.75    200,000
    June 1, 2003        $2.00     30,000
    August 9, 2004      $0.50    100,000
                                 -------
                                 330,000
                                 =======
  The Company granted 25,000 warrants to purchase common stock at $2.50 per share. These warrants expire on June 30, 2001. In addition, as described in
Note 3, the Company granted 200,000 warrants during the year ended June 30, 2000 exercisable as follows: 50,000 at $6.00 per share, 50,000 at $8.00 per share, 50,000 at $10.00 per share and 50,000 at $12.00 per share. These warrants expire on March 15, 2003.

NOTE 8 -  GOING CONCERN

  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $10,199,279 at June 30, 2000 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its patented tires and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs.

                        AMERICAN TIRE CORPORATION
                      (A Development Stage Company)
                    Notes to the Financial Statements
                             June 30, 2000

NOTE 9 -  SUBSEQUENT EVENTS

  (a) On August 1, 2000, the Company entered into an agreement with Focus Sales and Marketing, LLC, to provide marketing and promotional services for $30,000 per month. The term of the agreement is for one year.

  (b) Subsequent to June 30, 2000, the Company issued a total of 525,000 shares of common stock for total proceeds of $785,000.

NOTE 10 -  LOSS FROM DISCONTINUED OPERATIONS

  Effective June 9, 1999, the Company sold its 100% ownership in Urathon
Limited (UL) for one pound sterling.   The following is a summary of the loss
from discontinued operations.

                                                          From
                                                       Inception on
                                             For the    January 30,
                                           Year Ended  1995 Through
                                             June 30,     June 30,
                                               1999        1999
                                           ----------    --------
  NET SALES                                $  327,851  $  717,457

  COST OF SALES                               281,110     490,635
                                           ----------    --------
  GROSS MARGIN                                 46,741     226,822
                                           ----------    --------
  EXPENSES

    Payroll and payroll taxes                  75,080     186,899
    Depreciation and amortization              25,197      33,597
    Bad debt expense                            3,949      17,670
    Selling, general and
     administrative                           126,097     393,487
                                           ----------    --------
      Total Expenses                          230,323     631,653
                                           ----------    --------
  LOSS BEFORE OTHER INCOME
   (EXPENSE)                                 (183,582)   (404,831)
                                           ----------    --------
  OTHER INCOME (EXPENSE)

    Other income                                 -         54,765
    Loss on disposition of asset                 -         (1,722)
    Inventory impairment loss                    -       (127,070)
    Interest expense                          (10,141)    (16,250)
                                           ----------    --------
      Total Other Income (Expense)            (10,141)    (90,277)
                                           ----------    --------
  NET LOSS FROM
    DISCONTINUED OPERATIONS               $  (193,723)  $(495,108)
                                           ==========    ========