Form 10QSB
period 2000-09-30
AMERICAN TIRE CORP
filed 2000-11-14
CIK 945828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-94318-C


                          AMERICAN TIRE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             NEVADA                                           87-0535207
--------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

705-B YUCCA STREET, BOULDER CITY, NEVADA                       89005
----------------------------------------                 -------------------
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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 11,678,034 shares of common stock, par value $0.001, as of September 30, 2000.

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

The unaudited balance sheet of the Company as of September 30, 2000; the related audited balance sheet of the Company as of June 30, 2000; the related unaudited statements of operations and cash flows for the three month period ended September 30, 2000 and 1999 and from January 30, 1995 (inception) through September 30, 2000; and the unaudited statement of shareholders' equity for the period from January 30, 1995 (inception) through September 30, 2000 are attached hereto and incorporated herein by this reference

Operating results for the three month period ended September 30, 2000 is not necessarily indicative of the results that can be expected for the Company's fiscal year ending June 30, 2001.

                           AMERICAN TIRE CORPORATION
                         (A Development Stage Company)
                                BALANCE SHEETS
                                     ASSETS
                                                  SEPTEMBER 30,     JUNE 30,
                                                     2000             2000
                                                 ------------     ------------
                                                  (Unaudited)
Current Assets:
   Cash and cash equivalents                     $    541,553     $    22,483
   Accounts receivable                                  9,475          16,069
   Accounts receivable   related party                  1,114           2,795
   Inventory                                          349,515         367,080
   Prepaid expenses                                    29,737          10,035
                                                   ----------      ----------
          Total Current Assets                        931,394         418,462
                                                   ----------      ----------
Property and Equipment
   Land                                                59,000          59,000
   Building and improvements                          305,532         305,532
   Equipment                                        1,129,475       1,097,713
   Furniture and fixtures                               7,692           7,692
      Less: accumulated depreciation                 (697,121)       (635,510)
                                                   ----------      ----------
                                                      804,578         834,427
                                                   ----------      ----------

Other Assets:
   Patents                                             17,287          16,882
   Deposits                                             7,333          11,878
                                                   ----------      ----------
          Total Other Assets                           24,620          28,760
                                                   ----------      ----------
TOTAL ASSETS                                       $1,760,592      $1,281,649
                                                   ==========      ==========





The accompanying notes are an integral part of these financial statements.

                          AMERICAN TIRE CORPORATION
                        (A Development Stage Company)
                          BALANCE SHEETS (Continued)


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  SEPTEMBER 30,     JUNE 30,
                                                      2000            2000
                                                 ------------     ------------
                                                  (Unaudited)
Current Liabilities:
   Accounts payable                              $    205,014     $   239,662
   Accrued expenses                                    83,774          61,911
   Note payable - related party                        77,000          77,000
   Interest payable   related party                    11,702          10,052
   Stock subscription deposit                         195,250          65,000
                                                   ----------      ----------
          Total current liabilities                   572,740         453,625
                                                   ----------      ----------
TOTAL LIABILITIES                                     572,740         453,625
                                                   ----------      ----------
Stockholder Equity:
   Preferred stock, par value $0.001,
    5,000,000 shares authorized, 0 shares
    issued and outstanding                               -               -
   Common stock, par value $0.001, 25,000,000
    shares authorized, 11,678,034 and 11,163,035
    shares issued and outstanding, respectively        11,678          11,163
   Additional paid-in capital                      13,425,622      12,656,137
   Stock subscription receivable                   (1,212,597)     (1,206,230)
   Prepaid expenses                                  (228,871)       (433,767)
   Deficit accumulated during the
    development stage                             (10,807,980)    (10,199,279)
                                                   ----------      ----------
          Total stockholders' equity                1,187,852         828,024
                                                   ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $1,760,592      $1,281,649
                                                   ==========      ==========








The accompanying notes are an integral part of these financial statements.

                           AMERICAN TIRE CORPORATION
                         (A Development Stage Company)
                           Statements of Operations
                                  (Unaudited)

                                                                                        From
                                                        For the        For the      Inception on
                                                     Three Months   Three Months    January 30,
                                                         Ended          Ended       1995 Through
                                                     September 30,  September 30,   September 30,
                                                          2000           1999           2000
                                                     ------------   ------------    ------------
NET SALES                                            $     52,323   $      5,160  $      195,318

COST OF SALES                                              52,718         11,512         318,183
                                                     ------------   ------------    ------------
GROSS MARGIN                                               (  395)        (6,352)       (122,865)
                                                     ------------   ------------    ------------
EXPENSES
 Consulting                                               264,603          4,000       1,332,739
 Payroll and payroll taxes                                 78,951        126,818       3,229,918
 Depreciation and amortization                             61,981         54,501         875,518
 Bad debt expense                                            -              -             36,612
 Selling, general and administrative                      225,668        102,665       2,503,650
                                                     ------------   ------------    ------------
    Total Expenses                                        631,203        287,984       7,978,437
                                                     ------------   ------------    ------------
INCOME BEFORE OTHER INCOME (EXPENSES)                    (631,598)      (294,336)     (8,101,302)
                                                     ------------   ------------    ------------
OTHER INCOME (EXPENSES)
 Other income                                                -              -              2,298
 Interest income                                           24,547         10,204         140,239
 Interest expense                                          (1,650)       ( 4,042)       (632,101)
 Impairment loss                                             -              -         (1,694,111)
 Asset impairment loss                                       -              -            (58,426)
 Loss on termination of employment agreement                 -              -           (240,000)
 Gain on disposition of assets                               -              -             41,638
                                                     ------------   ------------    ------------
TOTAL OTHER INCOME (EXPENSES)                              22,897          6,162      (2,440,463)
                                                     ------------   ------------    ------------
NET LOSS BEFORE DISCONTINUED OPERATIONS              $   (608,701)  $   (288,174)   $(10,541,765)
                                                     ============   ============    ============
DISCONTINUED OPERATIONS
 Loss from discontinued operations                           -              -           (495,108)
 Gain from disposition of subsidiary                         -              -            228,893
                                                     ------------   ------------    ------------
     Net Discontinued Operations                             -              -           (266,215)
                                                     ------------   ------------    ------------
NET LOSS                                             $   (608,701)  $   (288,174)   $(10,807,980)
                                                     ============   ============    ============

BASIC GAIN (LOSS) PER SHARE
 Loss from operations                                $      (0.05)  $      (0.04)
 Discontinued operations                                      -             -
                                                     ------------   ------------
   Basic Gain (Loss) Per Share                       $      (0.05)  $      (0.04)
                                                     ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES                      11,373,181      7,116,943
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

                           AMERICAN TIRE CORPORATION
                         (A Development Stage Company)
                     Statements of Stockholders' Equity (Continued)

                                                                                                    Deficit
                                                                                                   Accumulated
                                                  Additional     Other        Stock                During the
                               Common Stock         Paid-in Comprehensive Subscription   Prepaid    Development
                            Shares       Amount     Capital      Income     Receivable   Expenses       Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------

Balance, June 30, 1996      3,840,642 $     3,841 $ 1,182,650  $      -     $   (85,000) $     -    $  (844,720)

Cancellation of common
 stock                        (34,977)        (35)   (209,827)        -            -           -           -

Common stock issued for
 cash at $6.00 per share
 pursuant to public
 offering                     344,083         344   2,064,154         -            -           -           -

Stock offering costs             -           -       (307,509)        -            -           -           -

Common stock issued in lieu
 of debt at $6.00 per share
 during November 1996          27,000          27     161,973         -            -           -           -

Common stock issued for
 cash at $6.00 per share
 during January 1997          155,000         155     929,845         -            -           -           -

Common stock issued to
 acquire Urathon Limited
 at $7.75 per share           200,000         200   1,549,800         -            -           -           -

Common stock issued for
 services rendered at
 $6.125 per share during
 February 1997                 15,000          15     91,860          -            -           -           -

Common stock issued for
 services rendered at
 $7.99 per share during
 June 1997                     15,000          15    119,865          -            -           -           -

Repayment of stock
 subscriptions receivable
 by providing services           -           -          -             -          40,000        -           -

Interest accrual on stock
 subscription receivable         -           -          -             -          (5,000)       -           -

Currency translation
 adjustment                      -           -          -            2,984         -           -           -

Net loss for the year
 ended June 30, 1997             -           -          -             -            -           -     (1,409,672)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance, June 30, 1997      4,561,748 $     4,562 $ 5,582,811  $     2,984  $   (50,000)$      -   $ (2,254,392)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------


The accompanying notes are an integral part of these financial statements.

                             AMERICAN TIRE CORPORATION
                           (A Development Stage Company)
                          Statements of Stockholders' Equity (Continued)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                  Additional     Other        Stock                 During the
                               Common Stock         Paid-in Comprehensive Subscription   Prepaid    Development
                            Shares       Amount     Capital      Income     Receivable   Expenses      Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------

Balance, June 30, 1997      4,561,748 $     4,562 $ 5,582,811  $     2,984  $  (50,000) $      -   $ (2,254,392)

Exercise of options for
 common stock at $2.50
 per share                      5,500           5      13,745         -           -            -           -

Common stock repurchased
 at $0.18 per share(Note 3)(1,270,000)     (1,270)   (228,730)        -           -            -           -

Common stock issued in lieu
 of interest on promissory
 notes at approximately
 $3.24 per share              152,250         152     492,629         -           -            -           -

Common stock issued in lieu
 of notes payable at $1.00
 per share                    400,000         400     399,600         -           -            -           -

Common stock issued as
 prepaid salary under related
 party compensation contracts
 at $2.00 per share           305,000         305     609,695         -           -        (610,000)       -

Common stock issued for
 subscription receivable
 at $2.00 per share           200,000         200     399,800         -       (400,000)        -           -

Common stock issued for
 services at $2.00 per
 share                        264,752         265     529,239         -           -            -           -

Receipt of stock
 subscriptions                   -           -           -            -         50,000         -           -

Currency translation
 adjustment                      -           -           -             188        -            -           -

Amortization of prepaid
 compensation contracts          -           -           -            -           -          33,333        -

Net loss for the year
 ending June 30, 1998            -           -           -            -           -            -     (4,267,829)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance, June 30, 1998      4,619,250 $     4,619 $ 7,798,789  $     3,172  $ (400,000) $ (576,667)$ (6,522,221)
                          =========== =========== ===========  ===========  =========== =========== ===========


The accompanying notes are an integral part of these financial statements.

                             AMERICAN TIRE CORPORATION
                           (A Development Stage Company)
                         Statements of Stockholders' Equity (Continued)

                                                                                                Deficit
                                                                                               Accumulated
                                                  Additional     Other        Stock            During the
                               Common Stock         Paid-in Comprehensive Subscription   Prepaid    Development
                            Shares       Amount     Capital      Income     Receivable   Expenses      Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance, June 30, 1998      4,619,250 $     4,619 $ 7,798,789  $     3,172  $ (400,000)  $(576,667)$ (6,522,221)

Common stock issued for
 cash at $0.50 per share      875,000         875     436,625         -           -           -            -

Common stock issued in lieu
 of interest on promissory
 note at approximately $0.93
 per share                      7,225           7       6,731         -           -           -            -

Common stock issued in lieu
 of notes payable at $1.00
 per share                  1,135,000       1,135   1,133,865         -           -           -            -

Common stock issued in lieu
 of notes payable at $0.50
 per share                     90,000          90      44,910         -           -           -            -

Common stock issued for
 services at $0.50 per
 share                         90,000          90      44,910         -           -           -            -

Additional interest recorded
 on subscription receivable      -           -           -            -        (34,000)       -            -

Currency translation
 adjustment                      -           -           -          (3,172)       -           -            -

Amortization of prepaid
 compensation contracts          -           -           -            -           -        306,667         -

Termination of employment
 contract (Note 3)               -           -           -            -           -       (240,000)        -

Net loss for the year
 ending June 30, 1999            -           -           -            -           -           -       1,779,346)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance, June 30, 1999      6,816,475 $     6,816 $ 9,465,830  $      -     $ (434,000) $  (30,000) $(8,301,567)

Common stock issued for
 cash at $0.50 per share    2,548,125       2,548   1,271,514         -            -           -           -

Common stock issued for
 cash at $1.00 per share       28,000          28      27,972         -            -           -           -

Common stock issued for
 cash at $2.00 per share       65,000          65     129,935         -            -           -           -

Common stock issued for
 cash at $3.19 per share        2,037           2       6,498         -            -           -           -

Common stock issued for
 cash at $1.16 per share        5,592           6       6,494         -            -           -           -

Common stock issued for
 services at $0.87 per
 share                        363,306         363     314,729         -            -           -           -

Common stock issued for
 Subscription receivable
 at $0.75 per share         1,000,000       1,000     749,000         -         (750,000)      -           -

</TABLE
The accompanying notes are an integral part of these financial statements.

                               AMERICAN TIRE CORPORATION
                             (A Development Stage Company)
                           Statements of Stockholders' Equity (Continued)

                                                                                                Deficit
                                                                                              Accumulated
                                                  Additional     Other        Stock           During the
                               Common Stock         Paid-in Comprehensive Subscription    Prepaid  Development
                            Shares       Amount     Capital      Income     Receivable    Expenses     Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------



Common stock issued for
 assets at $1.00 per share    12,500         13      12,487           -           -           -            -

Common stock issued as prepaid
 expenses at $1.00 per share  22,000         22      21,978           -           -        (22,000)        -

Common stock issued as prepaid
 expenses at $2.00 per share 200,000        200     399,800           -           -       (400,000)        -

Common stock issued as prepaid
 expenses at $2.50 per share 100,000        100     249,900           -           -       (250,000)        -

Additional interest
 recorded on subscription
 receivable                     -            -          -             -        (23,105)       -            -


Receipt of cash on subscriptions
 receivable                     -            -          -             -         12,016        -            -

Amortization of prepaid
 expenses                       -            -          -             -           -        268,233         -

Net loss for the year
 ended June 30, 2000            -           -           -             -           -           -      (1,897,712)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance at June 30, 2000  11,163,035 $    11,163 $12,656,137  $       -    $(1,206,230)$  (433,767)$(10,199,279)
                          =========== =========== ===========  ===========  =========== =========== ===========
Common stock issued for
 cash at $1.00 per share
 (unaudited)                   5,000           5       4,995          -           -           -            -

Common stock issued for
 cash at $1.50 per share
 (unaudited)                 509,999         510     764,490          -           -           -            -

Additional interest recorded
 on subscription receivable     -            -           -            -        (23,106)       -            -

Receipt of cash on
 subscriptions receivable       -            -           -            -         16,738        -            -

Amortization of prepaid
 expenses (unaudited            -           -           -             -           -        204,896         -

Net loss for the quarter
 ended September 30, 2000       -           -           -             -           -           -       ( 608,701)
 (unaudited)
                          ----------- ----------   ----------  ----------- ----------- ----------- ------------
Balance at September 30,
 2000 (unaudited)         11,678,034  $   11,678  $13,425,622  $     -     $(1,212,597)$  (228,871)$(10,807,980)
                          =========== ==========  ===========  =========== =========== =========== ============


  The accompanying notes are an integral part of these financial statements.

                              AMERICAN TIRE CORPORATION
                            (A Development Stage Company)
                              Statements of Cash Flows
                                   (Unaudited)

                                                                                        From
                                                       For the       For the        Inception on
                                                     Three Months   Three Months    January 30,
                                                         Ended          Ended       1995 Through
                                                     September 30,  September 30,   September 30,
                                                          2000           1999           2000
                                                     -------------  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                             $    (608,701)  $  (478,808)   $(10,807,980)
 Adjustments to Reconcile Net (Loss) to
  Net Cash (Used) by Operating Activities:
    Depreciation and amortization                           61,981        51,804         875,518
    Bad debt expense                                          -             -             36,612
    (Gain) loss on disposition of assets                      -             -           (41,638)
    Asset impairment loss                                     -             -          1,752,537
    (Gain) on disposition of subsidiary                       -             -           (228,893)
    Loss on termination of employment contract                -             -            240,000
    Loss from discontinued operations                         -           47,677         495,108
    Common stock issued for services                          -             -          1,230,351
    Services provided in lieu of cash payment
     on subscriptions receivable                              -             -             75,000
    Common stock issued in lieu of interest                   -            3,751         499,519
    Interest on subscription receivable                    (23,106)         -            (91,352)
  Changes in Assets and Liabilities:
     (Increase) decrease in accounts receivable
      and accounts receivable - related party                8,275       (74,473)        (47,201)
     (Increase) decrease in inventory                       17,565       (21,946)       (349,515)
     (Increase) decrease in prepaid expenses               (19,702)       88,137         578,496
     (Increase) decrease in other assets                     4,140          -           ( 71,545)
     Increase (decrease) in accounts payable and
      accrued expenses                                     (12,785)      230,623         152,036
                                                       ----------     ----------    ------------
  Net Cash (Used) by Operating Activities                 (572,333)     (247,299)     (5,702,947)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Sale of equipment                                           -              -             70,000
 Purchase of property and equipment                        (31,762)     (120,711)     (1,609,611)
 Purchase of subsidiary                                      -              -           (400,000)
                                                       ------------   ------------   ------------
  Net Cash (Used) in Investing Activities              $   (31,762)    $(120,711)  $  (1,939,611)
                                                       ------------   -----------    ------------

  The accompanying notes are an integral part of these financial statements.

                              AMERICAN TIRE CORPORATION
                            (A Development Stage Company)
                               Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                        From
                                                       For the       For the        Inception on
                                                     Three Months   Three Months    January 30,
                                                         Ended          Ended       1995 Through
                                                     September 30,  September 30,   September 30,
                                                          2000           1999           2000
                                                     ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipt of subscription receivable                   $    16,738   $       -        $    78,754
 Repurchase of common stock                                  -              -           (439,862)
 Payment of stock offering costs                             -              -           (160,401)
 Proceeds from notes payable                                 -           128,993       2,298,838
 Cash received on stock subscription deposit              336,427           -            401,427
 Payments made on notes payable and line of credit           -           (25,000)       (429,838)
 Payments made to related parties                            -              -            (16,000)
 Common stock issued for cash                             770,000           -          6,451,193
                                                     ------------   ------------    ------------
     Net Cash Provided (Used) by Financing
      Activities                                        1,123,165        103,993       8,184,111
                                                     ------------   ------------    ------------
NET INCREASE (DECREASE) IN CASH                           519,070       (264,017)        541,553

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                 22,483        278,882            -
                                                     ------------   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    541,553   $     14,805    $    541,553
                                                     ============   ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

  CASH PAID FOR:
     Interest                                        $       -      $        411    $     56,449
     Income taxes                                    $       -      $       -       $       -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for services rendered           $       -      $       -       $    915,259
 Common stock issued in lieu of debt and interest    $       -      $    630,751    $  2,241,519
 Common stock issued for acquisition of subsidiary   $       -      $       -       $  1,550,000
 Common stock issued as prepaid salary               $       -      $       -       $    610,000









  The accompanying notes are an integral part of these financial statements.

                              AMERICAN TIRE CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                    Notes to the Unaudited Financial Statements
                                 September 30, 2000

NOTE 1- CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for all periods have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 audited financial statements included in its report on Form 10K-SB. The results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

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

Results of Operations for Quarter ended September 30, 2000 compared to September 30, 1999
-----------------------------------------------------------------------------
Revenues: In an effort to introduce its "flat-free" bicycle tires, during December 1999, the Company began marketing a line of bicycles utilizing the Company's tires. Sales of the bicycles with the Company's tires have continued through September 30, 2000, and the Company expects such sales to continue until its entire inventory of bicycles has been depleted. At September 30, 2000, the Company's inventory was $349,515, of which $239,622 is bicycles with the Company's tires. Net sales at September 30, 2000 were $52,323, an increase of $47,163 over revenues of $5,160 at September 30, 1999. Other than the increase revenue source derived from the sale of the bicycles, the Company knows of no predictable events or uncertainties that may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations other than the lack of working capital.

Cost of Sales: Costs of sales for the quarter ended September 30, 2000 were $52,718, or 101% of sales as compared to $11,512, or 223% of sales for the quarter ended September 30, 1999. The decrease in the cost of sales as a percent of sales for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999 is due to the fact that the Company had sales in sufficient quantities to offset minimum costs of production. At this time, the Company has not committed to acquire any additional bicycles, however, in an effort to increase sales of the Company's product, the Company has entered into an exclusive worldwide sales and marketing agreement with Focus Sales and Marketing LLC, a Newport Beach, California based sales and marketing group headed by Alan Rypinski. The Focus Group will market bicycle tires under the brand name "AirRiders(TM)" worldwide. The Company cannot predict what the effect on sales revenue or income will be as a result of this marketing effort.

Corporate Expense. For the quarter ended September 30, 2000, total operating expenses were $631,203, consisting of mainly of consulting $264,603, payroll and payroll taxes of $78,951, depreciation and amortization of $61,981 and selling, general and administrative expenses of $225,668, resulting in a loss from operations of $631,598. Total operating expenses for the quarter ended September 30, 1999 were $287,984, mainly consisting of consulting $4,000, payroll and payroll taxes of $126,818, depreciation and amortization of $54,501, and selling, general and administrative expenses of $102,665, resulting in a loss from operations of $294,336. The Company experienced an aggregated increase of $383,606 in consulting and selling and general and administrative expenses over the prior year because of the Company's increased marketing efforts. The Company expects operating expenses to remain relatively constant for the remainder of the fiscal year at an estimated $125,000 per month.

Interest Expense. Interest expense for the quarter ended September 30, 2000 was $1,650 compared to $4,042 for the same period in 1999. The reduction in interest expense for the quarter is directly attributable to the conversion to equity of convertible promissory notes issued during previous periods.

The Company experienced a net loss of $608,701 for the quarter ended September 30, 2000 compared a loss of $288,174 for the same period in 1999. The basic loss per share for the quarter was $0.05 in 2000 compared to $0.04 for 1999, based on the weighted average number of shares outstanding of 11,373,181 and 7,116,943, respectively.

Liquidity and Capital Resources
-------------------------------
During the quarter ended September 30, 2000, the Company issued 5,000 shares of its common stock for cash at $1.00 per share, and 509,999 shares of its common stock for cash at $1.50 per share, for total proceeds of $770,000.

The Company had current assets of $931,394 and current liabilities of $572,740, for a working capital of $358,654 at September 30, 2000. The Company had cash and cash equivalents of $541,553 and accounts receivable of $10,589 for the same period. Net cash used in operations for the quarter ended September 30, 2000 was $572,333 and $247,299 for the quarter ended September 30, 1999. Cash used in operations for the quarter ended September 30, 2000 was funded primarily by cash received from the sale of common stock.

At September 30, 2000, the Company had net property and equipment of $804,578, after deduction of $697,121 in accumulated depreciation, the Company's property and equipment consists mainly of land ($59,000), building and improvements ($305,532), and equipment ($1,129,475). At September 30, 2000, the Company has an accumulated deficit during the development stage of $10,807,980, has limited working capital and limited internal financial resources. The report of the Company's auditor for the Company's fiscal year end at June 30, 2000, contains a going concern modification as to the ability of the Company to continue. During fiscal 2001, the Company expects that it will be able to effect measures that will (i) reduce cash outflows, (ii) increase revenues through an increased marketing effort; and (iii) raise needed working capital through the issuance of additional shares of common stock for services and cash.

Additionally, the Company has developed an overall strategy and certain financing options to meet its ongoing needs through June 30, 2001. Due to the constant need for working capital, the Company will continue to seek additional equity financing from existing shareholders and other investment capital resources. The Company has no other commitments for any additional financing at this time and no assurance can be given that the Company will be able to obtain any such commitments. Because of the Company's limited financial resources, the Company does not anticipate expending any substantial sums for new research and development during the fiscal year ended June 30, 2001.

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


                       ITEM 2.  CHANGES IN SECURITIES

During the quarter ended September 30, 2000, the Company issued 5,000 shares of its common stock for cash at $1.00 per share, and 509,999 shares of its common stock for cash $1.50 per share. The securities issued in the foregoing transactions were issued to accredited investors in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in
Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

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

                                         AMERICAN TIRE CORPORATION
                                         [Registrant]


Dated: November 14, 2000                 /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Principal Accounting Officer