Form 10QSB
period 2000-12-31
AMERITYRE CORP
filed 2001-02-20
CIK 945828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-94318-C

                          AMERITYRE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             NEVADA                                           87-0535207
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

705 YUCCA STREET, BOULDER CITY, NEVADA                           89005
------------------------------------------                 ------------------
(Address of principal executive offices)                      (Zip Code)

                                (702) 293-1930
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                          AMERICAN TIRE CORPORATION
-----------------------------------------------------------------------------

(Former name, former address, and former fiscal year, if changed since last report.)

Prior reports were filed under the name of American Tire Corporation having the same address.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, was 12,041,427 shares of common stock, par value $0.001, as of December 31, 2000.

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

The unaudited balance sheet of the Company as of December 31, 2000; the related audited balance sheet of the Company as of June 30, 2000; the related unaudited statements of operations and cash flows for the three and six months period ended December 31, 2000 and 1999 and from January 30, 1995 (inception) through December 31, 2000; and the unaudited statement of shareholders' equity for the period from January 30, 1995 (inception) through December 31, 2000 are attached hereto and incorporated herein by this reference.

Operating results for the three and six month periods ended December 31, 2000 are not necessarily indicative of the results that can be expected for the Company's fiscal year ending June 30, 2001.

            AMERITYRE CORPORATION (formerly American Tire Corporation)
                         (A Development Stage Company)
                                BALANCE SHEETS
                                     ASSETS
                                                  DECEMBER 31,       JUNE 30,
                                                     2000             2000
                                                 ------------     -----------
                                                  (Unaudited)

Current Assets:
   Cash and cash equivalents                     $    175,762     $    22,483
   Accounts receivable                                 13,184          16,069
   Accounts receivable - related party                  1,114           2,795
   Inventory                                          376,211         367,080
   Prepaid expenses                                    13,129          10,035
                                                   ----------      ----------
          Total Current Assets                        579,400         418,462
                                                   ----------      ----------
Property and Equipment
   Land                                                59,000          59,000
   Building and improvements                          305,532         305,532
   Equipment                                        1,204,899       1,097,713
   Furniture and fixtures                               7,692           7,692
      Less: accumulated depreciation                 (756,857)      ( 635,510)
                                                   ----------      ----------
                                                      820,266         834,427
                                                   ----------      ----------
Other Assets:
   Patents                                             22,491          16,882
   Deposits                                            25,573          11,878
                                                   ----------      ----------
          Total Other Assets                           48,064          28,760
                                                   ----------      ----------
TOTAL ASSETS                                       $1,447,730      $1,281,649
                                                   ==========      ==========





The accompanying notes are an integral part of these financial statements.

            AMERITYRE CORPORATION (formerly American Tire Corporation)
                        (A Development Stage Company)
                          BALANCE SHEETS (Continued)


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  DECEMBER 31,      JUNE 30,
                                                      2000            2000
                                                 ------------     -----------
                                                  (Unaudited)

Current Liabilities:
   Accounts payable                              $    160,750     $   239,662
   Accrued expenses                                    16,181          61,911
   Note payable - related party                        77,000          77,000
   Interest payable - related party                    27,145          10,052
   Stock subscription deposit                         176,737          65,000
                                                   ----------      ----------
          Total current liabilities                   457,813         453,625
                                                   ----------      ----------
TOTAL LIABILITIES                                     457,813         453,625
                                                   ----------      ----------
Stockholder Equity:
   Preferred stock, par value $0.001,
    5,000,000 shares authorized, 0 shares
    issued and outstanding                               -               -
   Common stock, par value $0.001, 25,000,000
    shares authorized, 12,041,427 and 11,163,035
    shares issued and outstanding, respectively        12,041          11,163
   Additional paid-in capital                      14,068,459      12,656,137
   Stock subscription receivable                   (1,211,775)     (1,206,230)
   Prepaid expenses                                    (5,700)       (433,767)

   Deficit accumulated during the
    development stage                             (11,873,108)    (10,199,279)
                                                   ----------      ----------
          Total stockholders' equity                  989,917         828,024
                                                   ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 1,447,730     $ 1,281,649
                                                   ==========      ==========


The accompanying notes are an integral part of these financial statements.

            AMERITYRE CORPORATION (formerly American Tire Corporation)
                        (A Development Stage Company)
                          Statements (of Operations
                                 Unaudited)
                                                   For the       For the
                                                Three  Months  Three Months
                                                    Ended          Ended
                                                 December 31,  December 31,
                                                    2000           1999
                                                ------------   ------------
NET SALES                                       $     14,423  $      14,822

COST OF SALES                                         27,066         38,201
                                                ------------   ------------
GROSS MARGIN                                         (12,643)       (23,379)
                                                ------------   ------------
EXPENSES
 Consulting                                          158,912         28,250
 Payroll and payroll taxes                           408,864         70,213
 Depreciation and amortization                        61,241         54,501
 Bad debt expense                                       -              -
 Selling, general and administrative                 445,247        128,468
                                                ------------   ------------
    Total Expenses                                 1,074,264        281,432
                                                ------------   ------------
INCOME BEFORE OTHER INCOME (EXPENSES)             (1,086,907)      (304,811)
                                                ------------   ------------
OTHER INCOME (EXPENSES)
 Other income                                           -              -
 Interest income                                      28,553         10,442
 Interest expense                                     (1,649)       ( 2,625)
 Impairment loss                                        -              -
 Inventory impairment loss                              -              -
 Loss on termination of employment agreement            -              -
 Loss on disposition of assets                        (5,125)          -
                                                ------------   ------------
TOTAL OTHER INCOME (EXPENSES)                         21,779          7,817
                                                ------------   ------------
NET LOSS BEFORE DISCONTINUED OPERATIONS         $ (1,065,128)  $   (296,994)
                                                ============   ============
DISCONTINUED OPERATIONS
 Loss from discontinued operations                      -              -
 Gain from disposition of subsidiary                    -              -
                                                ------------   ------------
     Net Discontinued Operations                        -              -
                                                ------------   ------------
NET LOSS                                        $ (1,065,128)  $   (296,994)
                                                ------------   ------------
BASIC GAIN (LOSS) PER SHARE
 Loss from operations                           $      (0.09)  $      (0.04)
 Discontinued operations                                 -              -
                                                ------------   ------------
 Basic Gain (Loss) Per Share                    $      (0.09)  $      (0.04)
                                                ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES                 11,791,078      7,543,524
                                                ============   ============
The accompanying notes are an integral part of these financial statements.

            AMERITYRE CORPORATION (formerly American Tire Corporation)
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                        From
                                                        For the        For the      Inception on
                                                       Six Months     Six Months     January 30,
                                                         Ended          Ended       1995 Through
                                                      December 31,  December 31,    December 31,
                                                          2000           1999           2000
                                                     ------------   ------------    ------------
NET SALES                                            $     66,746   $     19,982    $    209,741

COST OF SALES                                              79,784         49,713         345,249
                                                     ------------   ------------    ------------
GROSS MARGIN                                              (13,038)       (29,731)       (135,508)
                                                     ------------   ------------    ------------
EXPENSES
 Consulting                                               423,515         32,250       1,491,651
 Payroll and payroll taxes                                487,815        197,031       3,638,782
 Depreciation and amortization                            123,222        109,002         936,759
 Bad debt expense                                            -              -             36,612
 Selling, general and administrative                      670,915        231,133       2,948,897
                                                     ------------   ------------    ------------
    Total Expenses                                      1,705,467        569,416       9,052,701
                                                     ------------   ------------    ------------
INCOME BEFORE OTHER INCOME (EXPENSES)                  (1,718,505)      (599,147)     (9,188,209)
                                                     ------------   ------------    ------------
OTHER INCOME (EXPENSES)
 Other income                                                -              -              2,298
 Interest income                                           53,100         20,646         168,792
 Interest expense                                          (3,299)       ( 6,667)       (633,750)
 Impairment loss                                             -              -         (1,694,111)
 Inventory impairment loss                                   -              -            (58,426)
 Loss on termination of employment agreement                 -              -           (240,000)
 Loss on disposition of assets                            (5,125)           -             36,513)
                                                     ------------   ------------    ------------
TOTAL OTHER INCOME (EXPENSES)                              44,676         13,979      (2,418,684)
                                                     ------------   ------------    ------------
NET LOSS BEFORE DISCONTINUED OPERATIONS              $ (1,673,829)  $   (585,168)   $(11,606,393)
                                                     ============   ============    ============
DISCONTINUED OPERATIONS
 Loss from discontinued operations                           -              -           (495,108)
 Gain from disposition of subsidiary                         -              -            228,893
                                                     ------------   ------------    ------------
     Net Discontinued Operations                             -              -           (266,215)
                                                     ------------   ------------    ------------
NET LOSS                                             $ (1,673,829)  $   (585,168)   $(11,873,108)
                                                     ------------   ------------    ------------
BASIC GAIN (LOSS) PER SHARE
 Loss from operations                                $      (0.14)  $      (0.08)
 Discontinued operations                                      -             -
                                                     ------------   ------------
   Basic Gain (Loss) Per Share                       $      (0.14)  $      (0.08)
                                                     ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES                      11,586,741      7,543,524
                                                     ============   ============


The accompanying notes are an integral part of these financial statements.

            AMERITYRE CORPORATION (formerly American Tire Corporation)
                            (A Development Stage Company)
                          Statements of Stockholders' Equity

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

            AMERITYRE CORPORATION (formerly American Tire Corporation)
                        (A Development Stage Company)
                Statements of Stockholders' Equity (Continued)

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

            AMERITYRE CORPORATION (formerly American Tire Corporation)
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)

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

            AMERITYRE CORPORATION (formerly American Tire Corporation)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Continued)

                                                                                         Related       Deficit
                                                                                          Party     Accumulated
                                                  Additional     Other        Stock      Prepaid     During the
                               Common Stock         Paid-in Comprehensive Subscription Compensation Development
                            Shares       Amount     Capital      Income     Receivable   Contracts     Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance, June 30, 1998      4,619,250 $     4,619 $ 7,798,789  $     3,172  $ (400,000)  $(576,667)$ (6,522,221)

Common stock issued for
 cash at $0.50 per share      875,000         875     436,625         -           -           -            -

Common stock issued in lieu
 of interest on promissory
 note at approximately $0.93
 per share                      7,225           7       6,731         -           -           -            -

Common stock issued in lieu
 of notes payable at $1.00
 per share                  1,135,000       1,135   1,133,865         -           -           -            -

Common stock issued in lieu
 of notes payable at $0.50
 per share                     90,000          90      44,910         -           -           -            -

Common stock issued for
 services at $0.50 per
 share                         90,000          90      44,910         -           -           -            -

Additional interest recorded
 on subscription receivable      -           -           -            -        (34,000)       -            -

Currency translation
 adjustment                      -           -           -          (3,172)       -           -            -

Amortization of prepaid
 compensation contracts          -           -           -            -           -        306,667         -

Termination of employment
 contract                        -           -           -            -           -       (240,000)        -

Net loss for the year
 ending June 30, 1999            -           -           -            -           -           -      (1,779,346)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance, June 30, 1999      6,816,475 $     6,816 $ 9,465,830  $      -     $  (434,000)$   (30,000)$(8,301,567)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Common stock issued for
 cash at $0.50 per share    2,548,125       2,548   1,271,514         -            -          -            -

Common stock issued for
 cash at $1.00 per share       28,000          28      27,972         -            -          -            -

Common stock issued for
 cash at $2.00 per share       65,000          65     129,935         -            -          -            -

Common stock issued for
 cash at $3.19 per share        2,037           2       6,498         -            -          -            -

Common stock issued for
 cash at $1.16 per share        5,592           6       6,494         -            -          -            -

Common stock issued for
 services at $0.87 per
 share                        363,306         363     314,729         -            -          -            -

Common stock issued for
 Subscription receivable
 At $0.75 per share         1,000,000       1,000     749,000         -        (750,000)      -            -

  The accompanying notes are an integral part of these financial statements.

            AMERITYRE CORPORATION (formerly American Tire Corporation)
                             (A Development Stage Company)
                           Statements of Stockholders' Equity (Continued)

                                                                                         Related       Deficit
                                                                                          Party     Accumulated
                                                  Additional     Other        Stock      Prepaid     During the
                               Common Stock         Paid-in Comprehensive Subscription Compensation Development
                            Shares       Amount     Capital      Income     Receivable   Contracts     Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Common stock issued for
 assets at $1.00 per share     12,500          13      12,487         -            -          -            -

Common stock issued as prepaid
 expenses at $1.00 per share   22,000          22      21,978         -            -       (22,000)        -

Common stock issued as prepaid
 expenses at $2.00 per share  200,000         200     399,800         -            -      (400,000)        -

Common stock issued as prepaid
 expenses at $2.50 per share  100,000         100     249,900         -            -      (250,000)        -

Additional interest recorded
 on subscription receivable      -           -           -            -         (34,246)      -            -

Receipt of cash on
 subscriptions receivable        -           -           -            -          12,016       -            -

Amortization of prepaid
 expenses                        -           -           -            -            -       268,233         -

Net loss for the year
 ended June 30, 2000             -           -           -            -            -          -      (1,897,712)
                          ----------- ----------- -----------  -----------  ----------- ---------- ------------
Balance at June 30, 2000   11,163,035 $    11,163 $12,656,137  $      -     $(1,206,230)$ (433,767)$(10,199,279)
                          ----------- ----------- -----------  -----------  ----------- ---------- ------------
Common stock issued for
 cash at $1.00 per share
 (unaudited)                    5,000           5       4,995         -            -           -           -

Common stock issued for
 services at $2.125 per
 share (unaudited)            150,000         150     318,600         -            -           -           -

Common stock issued for
 cash at $1.50 per share
 (unaudited)                  704,667         705   1,056,295         -            -           -           -

Common stock issued for
 services at $1.50 per
 share (unaudited)             10,000          10      14,990         -            -           -           -

Common stock issued for
 Cash at $2.00 per share
 (unaudited)                    8,725           8      17,442         -            -           -           -

Additional interest recorded
 on subscription receivable      -           -           -            -         (46,720)       -           -
 (unaudited)
Receipt of cash on
 subscriptions receivable        -           -           -            -          41,175        -           -
 (unaudited)
Amortization of prepaid
 expenses (unaudited)            -           -           -            -            -        428,067        -

Net loss for the six months
 ended December 31, 2000
 (unaudited)                     -           -           -            -            -           -     (1,673,829)
                          ----------- ----------  -----------  ----------- -----------  ----------- -----------
Balance at December 31,
 2000 (unaudited)          12,041,427 $   12,041  $14,068,459  $      -    $(1,211,775) $   (5,700)$(11,873,108)
                          =========== ==========  ===========  =========== ===========  ==========  ===========

  The accompanying notes are an integral part of these financial statements.

            AMERITYRE CORPORATION (formerly American Tire Corporation)
                            (A Development Stage Company)
                         Statements of Cash Flows (Continued)
                                     (Unaudited)

                                                                                        From
                                                       For the       For the         Inception on
                                                       Six Months    Six Months      January 30,
                                                         Ended          Ended       1995 Through
                                                      December 31,   December 31,    December 31,
                                                          2000           1999           2000
                                                     -------------  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                             $  (1,673,829)  $   (585,168)  $(11,873,168)
 Adjustments to Reconcile Net (Loss) to
  Net Cash (Used) by Operating Activities:
    Depreciation and amortization                          123,222        109,002        936,759
    Bad debt expense                                          -              -            36,612
    Gain (loss) on disposition of assets                     5,125           -           (36,513)
    Impairment loss                                           -              -         1,752,537
    (Gain) on disposition of subsidiary                       -              -          (228,893)
    Loss on termination of employment contract                -              -           240,000
    Loss from discontinued operations                         -              -           495,108
    Common stock issued for services                       333,750         12,500      1,564,101
    Services provided in lieu of cash payment
     on subscriptions receivable                              -              -            75,000
    Common stock issued in lieu of interest                   -              -           499,519
Changes in Assets and Liabilities:
     (Increase) decrease in accounts receivable
      and accounts receivable - related party               (5,566)        (6,482)       (49,910)
     (Increase) decrease in interest on subscription
      receivable                                           (46,720)        17,140       (114,966)
     (Increase) decrease in inventory                       (9,131)      (327,655)      (376,211)
     (Increase) decrease in prepaid expenses                (3,094)       (36,013)       595,104
     (Increase) decrease in other assets                   (19,304)        27,170        (94,989)
     Increase (decrease) in accounts payable and
      accrued expenses                                    (124,642)        64,624         40,179
                                                       -----------   ------------   ------------
  Net Cash (Used) by Operating Activities               (1,409,057)      (724,882)    (6,539,671)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Sale of Equipment                                            -              -            70,000
 Purchase of property and equipment                       (119,686)       (18,539)    (1,697,535)
 Purchase of subsidiary                                       -              -          (400,000)
                                                     -------------    -----------   ------------
  Net Cash (Used) in Investing Activities            $    (119,686)   $   (18,539)  $ (2,027,535)
                                                     -------------    ------------  ------------

  The accompanying notes are an integral part of these financial statements.

            AMERITYRE CORPORATION (formerly American Tire Corporation)
                           (A Development Stage Company)
                        Statements of Cash Flows (Continued)
                                    (Unaudited)

                                                                                        From
                                                       For the       For the        Inception on
                                                       Six Months    Six Months     January 30,
                                                         Ended          Ended       1995 Through
                                                      December 31,   December 31,    December 31,
                                                          2000           1999           2000
                                                     ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock subscription receivable          $    41,175   $       -        $   103,191
 Repurchase of common stock                                  -              -           (439,862)
 Payment of stock offering costs                             -              -           (160,401)
 Proceeds from notes payable                                 -              -          2,298,838
 Cash received on stock subscription deposit              561,397        158,992         626,397
 Payments made on notes payable and line of credit           -            (6,000)       (429,838)
 Payments made to related parties                            -              -            (10,000)
 Common stock issued for cash                           1,079,450        627,011       6,760,643
                                                     ------------   ------------    ------------
     Net Cash Provided (Used) by Financing
      Activities                                        1,682,022        780,003       8,742,968
                                                     ------------   ------------    ------------
NET INCREASE (DECREASE) IN CASH                           153,279         36,582         175,762

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                 22,483          3,291            -
                                                     ------------   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    175,762   $     39,873    $    175,762
                                                     ============   ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
 Interest                                            $       -      $       -      $      84,220
 Income taxes                                        $       -      $       -      $        -

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered            $  333,750     $     12,500   $   1,564,101
Common stock issued in lieu of debt and interest     $     -        $       -      $   2,241,519
Common stock issued for acquisition of subsidiary    $     -        $       -      $   1,550,000
Common stock issued as prepaid salary                $     -        $       -      $   1,282,000
Common stock issued for equipment                    $     -        $       -      $      12,500
Common stock issued for subscription receivable      $     -        $       -      $     750,000


  The accompanying notes are an integral part of these financial statements.

            AMERITYRE CORPORATION (formerly American Tire Corporation)
                            (A DEVELOPMENT STAGE COMPANY)
                    Notes to the Unaudited Financial Statements
                                  December 31, 2000

NOTE 1- CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and 1999 and for all periods have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 audited financial statements included in its report on Form 10K-SB. The results of operations for the periods ended December 31, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

NOTE 2   GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $10,199,279 at June 30, 2000 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intention of management to create additional revenues through the development and sales of its patented tires and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs.

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

Results of Operations for the Three and Six Month Periods ended December 31, 2000 compared to Three and Six Month Periods ended December 31, 1999
--------------------------------------------------------------------
Revenue: In an effort to introduce its "flat-free" bicycle tires into the market place the Company began marketing a line of bicycles utilizing the Company's tires. The Company has been selling these bicycles for the past 12 months and the Company will continue to sell the bicycles until such time as its entire inventory has been depleted. At December 31, 2000, the Company's inventory was $376,211, of which $234,483 is bicycles with the Company's tires. Total revenues for the three months ended December 31, 2000 was $14,423 compared to $14,822 for the same period in 1999. Total revenues for the six months ended December 31, 2000 was $66,746 compared to $19,982 for the same period in 1999. The increase in sales for the six month period in 2000 as compared to the prior year six month period is based on the Company's shift in marketing from OEM to direct sales and the shift to the introduction of bicycles. Costs of sales for the three months ended December 31, 2000 were $27,066, or 187% of sales as compared to $38,201, or 258% of sales for the quarter ended December 31, 1999. Costs of sales for the six month period ended December 31, 2000 were $79,784, or 120% of sales as opposed to $49,713, or 249% of sales for the corresponding period in 1999. The decrease in the cost of sales as a percent of sales for fiscal year 2000 compared to fiscal year 1999 is due to the direct sales approach, however, the Company has not had sales in sufficient quantities to offset minimum costs of production. The Company expects increased revenue during the remainder of its fiscal year from the sale of bicycles, bicycles tires, and other specialty tires as market awareness of its products increases.

The Company knows of no predictable events or uncertainties that may be reasonably expected to have a material impact on the net sales revenue or income from continuing operations other than lack of working capital. However, the Company has been testing prototypes of a polyurethane "flat-free" automobile tire and may need additional working capital or develop a strategic relationship in order to fully exploit the potential market for this product.

Cost of Sales: Costs of sales for the periods ended three and six month periods ended December 31, 2000 were $27,066 and $79,784, or 188% and 120% of sales, respectively, as compared to $38,201 and $49,713, or 258% and 249% of sales for the three and six months periods ended December 31, 1999. The decrease in the cost of sales as a percent of sales for the three and six month periods ended December 31, 2000 compared to the same periods ended December 31, 1999 is due to the fact that the Company had sales in sufficient quantities to offset minimum costs of production. At this time, the Company has not committed to acquire any additional bicycles, however, in an effort to increase sales of the Company's product, the Company has entered into an exclusive worldwide sales and marketing agreement with Focus Sales and Marketing LLC, a Newport Beach, California based sales and marketing group headed by Alan Rypinski. The Focus Group will market bicycle tires under the brand name "AirRiders(TM)" worldwide. The Company cannot predict what the effect on sales revenue or income will be as a result of this marketing effort.

Corporate Expense. For the three months ended December 31, 2000, total operating expenses were $1,074,264, consisting of mainly of payroll and payroll taxes of $408,864, consulting of $158,912, depreciation and amortization of $61,241, and selling, general and administrative expenses of $445,247, resulting in a loss from operations of $1,086,907. Operating expenses for the three months ended December 31, 1999 were $281,432, mainly consisting of payroll and payroll taxes of $70,213, consulting of $28,250, depreciation and amortization of $54,501, and selling, general and administrative expenses of $128,468, resulting in a loss from operations of $304,811. For the six months ended December 31, 2000, total operating expenses were $1,705,467, consisting of mainly of payroll and payroll taxes of $487,815, consulting of $423,515, depreciation and amortization of $123,222, and selling, general and administrative expenses of $670,915, resulting in a loss from operations of $1,718,505. Total operating expenses for the six months ended December 31, 1999 were $569,416, mainly consisting of payroll and payroll taxes of $197,031, consulting of $32,250, depreciation and amortization of $109,002 and selling, general and administrative expenses of $231,133 resulting in a loss from operations of $599,147. The overall increase in operating expenses for the three and six month periods ended December 31, 2000 are directly related to the addition of new internal sales and marketing personnel and third-party sales, marketing, and consulting agreements.

Interest Expense. Interest expense for the six months ended December 31, 2000 was $1,649 compared to $2,625 for the same period in 1999. Interest expense for the six months ended December 31, 2000 was $3,299 compared to $6,667 for the same period in 1999. The reduction in interest expense for the three and six month periods in 2000 is directly attributable to the conversion to equity of convertible promissory notes issued during previous periods.

The Company experienced a net loss of $1,065,128 for the three month period ended December 31, 2000 compared to a loss of $296,994 for the same period in 1999. The basic loss per share for the quarter was $0.09 in 2000 compared to $0.04 for 1999, based on the weighted average number of shares outstanding of 11,791,078 and 7,543,524, respectively.

The Company experienced a net loss of $1,673,829 for the six month period ended December 31, 2000 compared to a loss of $585,168 for the same period in 1999. The basic loss per share for the six months was $0.14 in 2000 compared to $0.08 for 1998, based on the weighted average number of shares outstanding of 11,586,741 and 7,543,524, respectively.

Liquidity and Capital Resources
---------------------------------
During the six month period ended December 31, 2000, the Company issued 5,000 shares of its common stock for cash at $1.00 per share, 704,667 shares of its common stock for cash at $1.50 per share, and 8,725 shares of its common stock for cash at $2.00 per share, for aggregate cash proceeds of $1,079,450. In addition, the Company issued 150,000 shares of its common stock, valued at $2.125 per share, and 10,000 shares of its common stock valued at $1.50 per share, for services totaling $333,750 during the report period.

The Company had current assets of $579,400 and current liabilities of $457,813, for a working capital of $121,587 at December 31, 2000. The Company had cash and cash equivalents of $175,762 and accounts receivable of $13,184 for the same period. Net cash used in operations for the six month period ended December 31, 2000 was $1,409,057 and $724,882 for the comparative period ended December 31, 1999. Cash used in operations for the six months ended December 31, 2000 was funded primarily by cash received from the sale of restricted common stock.

At December 31, 2000, the Company had net property and equipment of $820,266, after deduction of $756,857 in accumulated depreciation. The Company's property and equipment consists mainly of land, $59,000; building and improvements, $305,532; and equipment, $1,204,899. At December 31, 2000, the Company has an accumulated deficit during the development stage of $11,873,108, has limited working capital and internal financial resources. The report of the Company's auditor for the Company's fiscal year end at June 30, 2000, contains a going concern modification as to the ability of the Company to continue. During fiscal 2001, the Company expects that it will be able to effect measures that will (i) reduce cash outflows, (ii) increase revenues through an increased marketing effort; and (iii) raise needed working capital through the issuance of additional shares of common stock for services and cash.

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

Principal Customers
-------------------
During the three and six month periods ended December 31, 2000, the Company had no individual customer that accounted for more than 10% of the Company's revenues.

Seasonality
-----------
Management of the Company knows of no seasonal aspects relating to the nature of the Company business operations that had a material effect on the financial condition or results of operation of the Company.

                           PART II - OTHER INFORMATION

                            ITEM 1.  LEGAL PROCEEDINGS

In April 2000 the Company filed an action in the United States District Court, District of Nevada, Case No. CV-S 00-0540-DWH-LRL, against Roger A. Fleming ("Fleming"), a former officer, director and current shareholder. This action is a breach of employment contract case that includes additional claims against Fleming for breach of fiduciary duty, breach of covenant of good faith and fair dealing, intentional interference with business relations and prospective economic advantage, defamation, intentional misrepresentation and detrimental reliance and for monies due on a promissory note. The Company's expects recovery on the promissory note referenced in the Complaint in the amount of $400,000. Recovery on the remaining claims cannot be predicted. In additional to monetary damages, the Company is seeking return of the common stock issued to Fleming pursuant to his employment agreement. During the reporting period, cause of action was moved to the United States District Court for the Northern District of Ohio, Eastern Division, pursuant to a motion by the defendant. The Company intends to vigorously pursue its claim against Fleming.

In May 2000, the Company was served with a complaint filed in the second judicial district court in and for Davis County, State of Utah, Civil No. 000700162, titled John R. Hoffman v. American Tire Corporation. In the complaint, Mr. Hoffman alleges that the Company (i) breached his employment contract by terminating him without cause, (ii) breached the covenant of good faith and fair dealing, (iii) was unjustly enriched, and (iv) intends to dishonor certain option rights to acquire common stock of the Company. Mr. Hoffman is asking the court to award him judgment in the approximate amount of $270,000, plus unreimbursed business expenses of $675. In addition, Mr. Hoffman is asking for declaratory judgment confirming his option rights under the employment agreement, interest, court cost and attorney fees. The Company has filed an answer responding that Mr. Hoffman resigned his employment, that he has breached the employment contract's specific terms relating to termination and that the claim should be dismissed and the Company awarded its legal costs. The proceeding is in the discovery stage.

                       ITEM 2.  CHANGES IN SECURITIES

During the quarter ended December 31, 2000, in lieu of cash payment for services by its CEO from October 1999 through December 31, 2000, the Company issued 150,000 shares of its common stock at a value of $2.125 per share, the closing price for its common stock as quoted in the over-the-counter market on the date of approval by the board of directors. Also, during the quarter ended December 31, 2000, the Company issued 389,668 shares of its common stock for cash at $1.50 per share, and 8,725 shares of its common stock for cash at $2.00 per share. The securities issued in the foregoing transactions were issued to accredited investors in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

                     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 1, 2000, at the annual meeting of shareholders of the Registration, a majority of the shareholders elected Richard A. Steinke, Louis
M. Haynie, Henry D. Moyle, William K. Watkins, Alan F. Rypinski, and Gene Stipe to the board of directors. Each director will serve until the next annual meeting and until his or her successor is duly elected and qualified. Vacancies on the Board during the year may be filled by the majority vote of the directors in office at the time of the vacancy without further action by the stockholders. In addition, a majority of the shareholders approved an amendment to the Company's Articles of Incorporation to change the name of the registrant from American Tire Corporation to "Amerityre Corporation". The amendment to the registrant's articles of incorporation was filed the Secretary of State of the State of Nevada on December 6, 2000.

                            ITEM 5.  OTHER INFORMATION
     None.

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.  None.

(b)  REPORTS ON FORM 8-K.

On December 11, 2000, the registrant filed a current report on Form 8-K, Item
5. Other Information, relating to the change of the registrant's name from "American Tire Corporation" to "Amerityre Corporation". (See Item 4. above).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERITYRE CORPORATION
                                         [Registrant]

Dated: February 20, 2001                 /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Principal Accounting Officer