Form 10QSB
period 2001-03-31
AMERITYRE CORP
filed 2001-05-15
CIK 945828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                                      N/A
-----------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, was 12,713,477 shares of common stock, par value $0.001, as of March 31, 2001.

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

The unaudited balance sheet of the Company as of March 31, 2001; the related audited balance sheet of the Company as of June 30, 2000; the related unaudited statements of operations and cash flows for the three and nine months period ended March 31, 2001 and 2000 and from January 30, 1995 (inception) through March 31, 2001; and the unaudited statement of shareholders' equity for the period from January 30, 1995 (inception) through March 31, 2001 are attached hereto and incorporated herein by this reference.

Operating results for the three and six month periods ended March 31, 2001 are not necessarily indicative of the results that can be expected for the Company's fiscal year ending June 30, 2001.

            AMERITYRE CORPORATION (formerly American Tire Corporation)
                         (A Development Stage Company)
                                BALANCE SHEETS
                                     ASSETS
                                                   MARCH 31,        JUNE 30,
                                                     2001             2000
                                                 ------------     -----------
                                                  (Unaudited)

Current Assets:
   Cash and cash equivalents                     $    776,431     $    22,483
   Accounts receivable                                 16,666          16,069
   Accounts receivable - related party                  -               2,795
   Inventory                                          416,855         367,080
   Prepaid expenses                                    86,231          10,035
                                                   ----------      ----------
          Total Current Assets                      1,296,183         418,462
                                                   ----------      ----------
Property and Equipment
   Land                                                59,000          59,000
   Building and improvements                          305,532         305,532
   Equipment                                        1,205,043       1,097,713
   Furniture and fixtures                               7,692           7,692
      Less: accumulated depreciation                 (822,483)      ( 635,510)
                                                   ----------      ----------
                                                      754,784         834,427
                                                   ----------      ----------
Other Assets:
   Patents                                             22,095          16,882
   Deposits                                            25,573          11,878
                                                   ----------      ----------
          Total Other Assets                           47,668          28,760
                                                   ----------      ----------
TOTAL ASSETS                                       $2,098,635      $1,281,649
                                                   ==========      ==========

The accompanying notes are an integral part of these financial statements.

            AMERITYRE CORPORATION (formerly American Tire Corporation)
                        (A Development Stage Company)
                          BALANCE SHEETS (Continued)


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   MARCH 31,        JUNE 30,
                                                      2001            2000
                                                 ------------     -----------
                                                  (Unaudited)

Current Liabilities:
   Accounts payable                              $    220,206     $   239,662
   Accrued expenses                                    13,407          61,911
   Note payable - related party                        77,000          77,000
   Interest payable - related party                    28,598          10,052
   Stock subscription deposit                         188,677          65,000
                                                   ----------      ----------
          Total current liabilities                   527,888         453,625
                                                   ----------      ----------
TOTAL LIABILITIES                                     527,888         453,625
                                                   ----------      ----------
Stockholder Equity:
   Preferred stock, par value $0.001,
    5,000,000 shares authorized, 0 shares
    issued and outstanding                               -               -
   Common stock, par value $0.001, 25,000,000
    shares authorized, 12,713,477 and 11,163,035
    shares issued and outstanding, respectively        12,714          11,163
   Additional paid-in capital                      15,412,358      12,656,137
   Stock subscription receivable                   (1,221,435)     (1,206,230)
   Prepaid expenses                                     -            (433,767)

   Deficit accumulated during the
    development stage                             (12,632,890)    (10,199,279)
                                                   ----------      ----------
          Total stockholders' equity                1,570,747         828,024
                                                   ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 2,098,635     $ 1,281,649
                                                   ==========      ==========


The accompanying notes are an integral part of these financial statements.


192:           5
            AMERITYRE CORPORATION (formerly American Tire Corporation)
                        (A Development Stage Company)
                          Statements (of Operations
                                 Unaudited)
                                                   For the       For the
                                                Three  Months  Three Months
                                                    Ended          Ended
                                                  MARCH 31,      MARCH 31,
                                                     2001           2000
                                                ------------   ------------
NET SALES                                       $     19,029  $      41,495

COST OF SALES                                         10,456         52,692
                                                ------------   ------------
GROSS MARGIN                                           8,573        (11,197)
                                                ------------   ------------
EXPENSES
 Consulting                                          197,729        101,668
 Payroll and payroll taxes                           122,896        271,157
 Depreciation and amortization                        66,788         54,501
 Bad debt expense                                       -              -
 Selling, general and administrative                 406,798        182,056
                                                ------------   ------------
    Total Expenses                                   794,211        609,382
                                                ------------   ------------
INCOME BEFORE OTHER INCOME (EXPENSES)               (785,638)      (620,579)
                                                ------------   ------------
OTHER INCOME (EXPENSES)
 Other income                                           -              -
 Interest income                                      27,488          9,543
 Interest expense                                     (1,632)       ( 2,281)
 Impairment loss                                        -              -
 Inventory impairment loss                              -              -
 Loss on termination of employment agreement            -              -
 Gain (Loss) on disposition of assets                   -               102
                                                ------------   ------------
TOTAL OTHER INCOME (EXPENSES)                         25,856          7,364
                                                ------------   ------------
NET LOSS BEFORE DISCONTINUED OPERATIONS         $   (759,782)  $   (613,215)
                                                ============   ============
DISCONTINUED OPERATIONS
 Loss from discontinued operations                      -              -
 Gain from disposition of subsidiary                    -              -
                                                ------------   ------------
     Net Discontinued Operations                        -              -
                                                ------------   ------------
NET LOSS                                        $   (759,782)  $   (613,215)
                                                ------------   ------------
BASIC GAIN (LOSS) PER SHARE
 Loss from operations                           $      (0.06)  $      (0.07)
 Discontinued operations                                 -              -
                                                ------------   ------------
 Basic Gain (Loss) Per Share                    $      (0.06)  $      (0.07)
                                                ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES                 12,255,197      9,252,050
                                                ============   ============

The accompanying notes are an integral part of these financial statements.

            AMERITYRE CORPORATION (formerly American Tire Corporation)
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                        From
                                                        For the        For the      Inception on
                                                       Nine months     Nine months   January 30,
                                                         Ended          Ended       1995 Through
                                                        March 31,      March 31,      March 31,
                                                          2001           2000           2001
                                                     ------------   ------------    ------------
NET SALES                                            $     85,775   $     61,477    $    228,770

COST OF SALES                                              90,240        102,406         355,705
                                                     ------------   ------------    ------------
GROSS MARGIN                                               (4,465)       (40,929)       (126,935)
                                                     ------------   ------------    ------------
EXPENSES
 Consulting                                               621,244        133,918       1,689,380
 Payroll and payroll taxes                                610,711        468,187       3,761,678
 Depreciation and amortization                            190,010        163,502       1,003,547
 Bad debt expense                                            -              -             36,612
 Selling, general and administrative                    1,077,713        413,190       3,355,695
                                                     ------------   ------------    ------------
    Total Expenses                                      2,499,678      1,178,797       9,846,912
                                                     ------------   ------------    ------------
INCOME BEFORE OTHER INCOME (EXPENSES)                  (2,504,143)    (1,219,726)     (9,973,847)
                                                     ------------   ------------    ------------
OTHER INCOME (EXPENSES)
 Other income                                                -              -              2,298
 Interest income                                           80,588         30,190         196,280
 Interest expense                                          (4,931)        (8,948)       (635,382)
 Impairment loss                                             -              -         (1,694,111)
 Inventory impairment loss                                   -              -            (58,426)
 Loss on termination of employment agreement                 -              -           (240,000)
 Loss on disposition of assets                             (5,125)           102          36,513
                                                     ------------   ------------    ------------
TOTAL OTHER INCOME (EXPENSES)                              70,532         21,344      (2,392,828)
                                                     ------------   ------------    ------------
NET LOSS BEFORE DISCONTINUED OPERATIONS              $ (2,433,611)  $ (1,198,382)   $(12,366,675)
                                                     ============   ============    ------------
DISCONTINUED OPERATIONS
 Loss from discontinued operations                           -              -           (495,108)
 Gain from disposition of subsidiary                         -              -            228,893
                                                     ------------   ------------    ------------
     Net Discontinued Operations                             -              -           (266,215)
                                                     ------------   ------------    ------------
NET LOSS                                             $ (2,433,611)  $ (1,198,382)   $(12,632,890)
                                                     ============   ============    ============
BASIC GAIN (LOSS) PER SHARE
 Loss from operations                                $      (0.20)  $      (0.13)
 Discontinued operations                                      -             -
                                                     ------------   ------------
   Basic Gain (Loss) Per Share                       $      (0.20)  $      (0.13)
                                                     ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES                      11,806,400      9,252,050
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

            AMERITYRE CORPORATION (formerly American Tire Corporation)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Continued)

                                                                                         Related       Deficit
                                                                                          Party     Accumulated
                                                  Additional     Other        Stock      Prepaid     During the
                               Common Stock         Paid-in Comprehensive Subscription Compensation Development
                            Shares       Amount     Capital      Income     Receivable   Contracts     Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance, June 30, 1998      4,619,250 $     4,619 $ 7,798,789  $     3,172  $ (400,000)  $(576,667)$ (6,522,221)

Common stock issued for
 cash at $0.50 per share      875,000         875     436,625         -           -           -            -

Common stock issued in lieu
 of interest on promissory
 note at approximately $0.93
 per share                      7,225           7       6,731         -           -           -            -

Common stock issued in lieu
 of notes payable at $1.00
 per share                  1,135,000       1,135   1,133,865         -           -           -            -

Common stock issued in lieu
 of notes payable at $0.50
 per share                     90,000          90      44,910         -           -           -            -

Common stock issued for
 services at $0.50 per
 share                         90,000          90      44,910         -           -           -            -

Additional interest recorded
 on subscription receivable      -           -           -            -        (34,000)       -            -

Currency translation
 adjustment                      -           -           -          (3,172)       -           -            -

Amortization of prepaid
 compensation contracts          -           -           -            -           -        306,667         -

Termination of employment
 contract                        -           -           -            -           -        240,000         -

Net loss for the year
 ending June 30, 1999            -           -           -            -           -           -      (1,779,346)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance, June 30, 1999      6,816,475 $     6,816 $ 9,465,830  $      -     $  (434,000)$   (30,000)$(8,301,567)
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------

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


            AMERITYRE CORPORATION (formerly American Tire Corporation)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Continued)

                                                                                         Related       Deficit
                                                                                          Party     Accumulated
                                                  Additional     Other        Stock      Prepaid     During the
                               Common Stock         Paid-in Comprehensive Subscription Compensation Development
                            Shares       Amount     Capital      Income     Receivable   Contracts     Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance at June 30, 2000   11,163,035 $    11,163 $12,656,137  $      -     $(1,206,230)$ (433,767)$(10,199,279)

Common stock issued for
 cash at $1.00 per share
 (unaudited)                   15,000          15      14,995         -            -           -           -

Common stock issued for
 cash at $1.50 per share
 (unaudited)                  846,231         846   1,268,501         -            -           -           -

Common stock issued for
 cash at $2.00 per share
 (unaudited)                  464,630         465     928,795         -            -           -           -

Common stock issued for
 services at $1.50 per
 share (unaudited)             10,000          10      14,990         -            -           -           -

Common stock issued for
 Cash at $2.00 per share
 (unaudited)                   10,000          10      19,990         -            -           -           -

Common stock issued for
 services at $2.125 per
 share (unaudited)            150,000         150     318,600         -            -           -           -

Common stock issued for
 services at $3.4125 per
 share (unaudited)             50,000          50     170,575         -            -           -           -

Common stock issued for
 services at $3.8744 per
 share (unaudited)              2,581           3       9,997         -            -           -           -

Common stock issued for
 services at $4.8937 per
 share (unaudited)              2,000           2       9,785         -            -            -          -

Additional interest recorded
 on subscription receivable      -           -           -            -         (69,543)       -           -
 (unaudited)

Receipt of cash on
 subscriptions receivable        -           -           -            -          54,338        -           -
 (unaudited)

Amortization of prepaid
 expenses (unaudited)            -           -           -            -            -        433,767        -

Net loss for the nine months
 ended March 31, 2001
 (unaudited)                     -           -           -            -            -           -     (2,433,611)
                          ----------- ----------  -----------  ----------- -----------  ----------- -----------
Balance at March 31,
 2001 (unaudited)          12,713,477 $   12,714  $15,412,358  $      -    $(1,221,435) $      -   $(12,632,890)
                          =========== ==========  ===========  =========== ===========  ==========  ===========

The accompanying notes are an integral part of these financial statements.

            AMERITYRE CORPORATION (formerly American Tire Corporation)
                           (A Development Stage Company)
                             Statements of Cash Flows
                                  (Unaudited)

                                                                                From
                                                        For the        For the       Inception on
                                                       Nine months    Nine months      January 30,
                                                         Ended          Ended       1995 Through
                                                       March 31,      March 31,       March 31,
                                                          2001           2000           2001
                                                     -------------  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                             $  (2,433,611)  $  (1,198,382) $(12,632,890)
 Adjustments to Reconcile Net (Loss) to
  Net Cash (Used) by Operating Activities:
    Depreciation and amortization                          190,010        180,170      1,003,547
    Bad debt expense                                          -              -            36,612
    (Gain) loss on disposition of assets                     5,125           (102)       (36,513)
    Impairment loss                                           -              -         1,752,537
    (Gain) on disposition of subsidiary                       -              -          (228,893)
    Loss on termination of employment contract                -              -           240,000
    Loss from discontinued operations                         -              -           495,108
    Common stock issued for services                       544,162        280,000      1,774,513
    Services provided in lieu of cash payment
     on subscriptions receivable                              -              -            75,000
    Common stock issued in lieu of interest                   -              -           499,519
Changes in Assets and Liabilities:
     (Increase) decrease in accounts receivable
      and accounts receivable - related party                2,199        (92,141)       (53,278)
     (Increase) decrease in interest on subscription
      receivable                                           (69,543)        25,616       (137,789)
     (Increase) decrease in inventory                      (49,775)      (328,787)      (416,855)
     (Increase) decrease in prepaid expenses               (76,196)       (42,902)       522,002
     (Increase) decrease in other assets                   (18,908)        (7,130)       (94,593)
     Increase (decrease) in accounts payable and
      accrued expenses                                     (67,960)        36,589         96,861
                                                       -----------   ------------   ------------
  Net Cash (Used) by Operating Activities               (1,974,497)    (1,147,069)    (7,105,112)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Sale of Equipment                                            -              -            70,000
 Purchase of property and equipment                       (119,830)       (62,738)    (1,697,679)
 Purchase of subsidiary                                       -              -          (400,000)
                                                     -------------    -----------   ------------
  Net Cash (Used) in Investing Activities            $    (119,830)   $   (62,738)  $ (2,027,679)
                                                     -------------    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock subscription receivable          $    54,338   $       -        $   116,354
 Repurchase of common stock                                  -              -           (439,862)
 Payment of stock offering costs                             -              -           (160,401)
 Proceeds from notes payable                                 -              -          2,298,838
 Cash received on stock subscription deposit              580,330        189,490         645,331
 Payments made on notes payable and line of credit           -            (6,000)       (429,838)
 Payments made to related parties                            -              -            (16,000)
 Common stock issued for cash                           2,213,607      1,210,011       7,894,800
                                                     ------------   ------------    ------------
     Net Cash Provided (Used) by Financing
      Activities                                        2,848,275      1,393,501       9,909,222
                                                     ------------   ------------    ------------
NET INCREASE (DECREASE) IN CASH                           753,948        183,694         776,431

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                 22,483          3,291            -
                                                     ------------   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    776,431   $    186,985    $    776,431
                                                     ============   ============    ============

            AMERITYRE CORPORATION (formerly American Tire Corporation)
                           (A Development Stage Company)
                       Statements of Cash Flows (Continued)
                                  (Unaudited)

                                                                                From
                                                        For the        For the       Inception on
                                                       Nine months    Nine months      January 30,
                                                         Ended          Ended       1995 Through
                                                       March 31,      March 31,       March 31,
                                                          2001           2000           2001
                                                     -------------  -------------   -------------

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
 Interest                                            $       -      $       -      $      84,220
 Income taxes                                        $       -      $       -      $        -

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered            $  544,162     $    280,000   $   1,774,513
Common stock issued in lieu of debt and interest     $     -        $       -      $   2,241,519
Common stock issued for acquisition of subsidiary    $     -        $       -      $   1,550,000
Common stock issued as prepaid salary                $     -        $       -      $   1,282,000
Common stock issued for equipment                    $     -        $       -      $      12,500
Common stock issued for subscription receivable      $     -        $       -      $     750,000





  The accompanying notes are an integral part of these financial statements.

            AMERITYRE CORPORATION (formerly American Tire Corporation)
                           (A DEVELOPMENT STAGE COMPANY)
                    Notes to the Unaudited Financial Statements
                                  March 31, 2001

NOTE 1- CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for all periods have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 audited financial statements included in its report on Form 10K-SB. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

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

Results of Operations for the Three and Nine Month Periods ended March 31, 2001 compared to Three and Nine Month Periods ended March 31, 2000
--------------------------------------------------------------------
Revenue: In an effort to introduce its "flat-free" bicycle tires into the market place the Company began marketing a line of bicycles utilizing the Company's tires. The Company has been selling these bicycles for over the past 12 months and the Company will continue to sell the bicycles until such time as its entire inventory has been depleted. At March 31, 2001, the Company's inventory was $416,855, of which $234,068 is bicycles equipped with the Company's tires. Total revenues for the three months ended March 31, 2001 was $19,029 compared to $41,495 for the same period in 2000. Total revenues for the nine months ended March 31, 2001 was $85,775 compared to $61,477 for the same period in 2000. The increase in sales for the nine month period in 2001 as compared to the prior year nine month period is based on the Company's shift in marketing from OEM to direct sales and the shift to the introduction of bicycles. Costs of sales for the three months ended March 31, 2001 were $10,456, or 54.95% of sales as compared to $52,692, or 126.98% of sales for the quarter ended March 31, 2000. Costs of sales for the nine month period ended March 31, 2001 were $90,240, or 105.21% of sales as opposed to $102,406, or 166.58% of sales for the corresponding period in 2000. The decrease in the cost of sales as a percent of sales for fiscal year 2001 compared to fiscal year 2000 is due to the direct sales approach, however, the Company has not had sales in sufficient quantities to offset minimum costs of production. The Company expects increased revenue during the remainder of its fiscal year from the sale of bicycles, bicycles tires, and other specialty tires as market awareness of its products increases.

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

Cost of Sales: Costs of sales for the periods ended three and nine month periods ended March 31, 2001 were $10,456 and $90,240, or 54.95% and 105.21%
of sales, respectively, as compared to $52,642 and $102,406, or 126.98% and 166.58% of sales for the three and nine month periods ended March 31, 2000. The decrease in the cost of sales as a percent of sales for the three and nine month periods ended March 31, 2001 compared to the same periods ended March 31, 2000 is due to the fact that the Company had sales in sufficient quantities to offset minimum costs of production. At this time, the Company has not committed to acquire any additional bicycles, however, in an effort to increase sales of the Company's product, in August 2000, the Company entered into an exclusive worldwide sales and marketing agreement with Focus Sales and Marketing LLC ("Focus"), a Newport Beach, California based sales and marketing group headed by Alan Rypinski. Focus has been marketing the Company's "flat-free" bicycle tires under the brand name "AirRiders(TM)" worldwide. The marketing agreement with Focus runs through July 31, 2001. The Company is evaluating the current marketing of both its bicycle and "flat free" tire products and expects to have its market program for fiscal year ending
June 30, 2002 established by June 30, 2001, the Company's current fiscal year end.

Corporate Expense. For the three months ended March 31, 2001, total operating expenses were $794,211, consisting of mainly of payroll and payroll taxes of $122,896, consulting of $197,729, depreciation and amortization of $66,788, and selling, general and administrative expenses of $406,798, resulting in a loss from operations of $785,638. Operating expenses for the three months ended March 31, 2000 were $ 609,382, mainly consisting of payroll and payroll taxes of $271,157, consulting of $101,668, depreciation and amortization of $54,501, and selling, general and administrative expenses of $182,056, resulting in a loss from operations of $620,579. For the nine months ended March 31, 2001, total operating expenses were $2,499,678, consisting of mainly of payroll and payroll taxes of $610,711, consulting of $621,244, depreciation and amortization of $190,010, and selling, general and administrative expenses of $1,077,713, resulting in a loss from operations of $2,504,143. Total operating expenses for the nine months ended March 31, 2000 were $1,178,797, mainly consisting of payroll and payroll taxes of $468,187, consulting of $133,918, depreciation and amortization of $163,502 and selling, general and administrative expenses of $413,190 resulting in a loss from operations of $1,219,726. The overall increase in operating expenses for the three and nine month periods ended March 31, 2001 are directly related to the addition of new internal sales and marketing personnel and third-party sales, marketing, and consulting agreements.

Interest Expense. Interest expense for the three months ended March 31, 2001 was $1,632 compared to $2,281 for the same period in 2000. Interest expense for the nine months ended March 31, 2001 was $4,931 compared to $8,948 for the same period in 2000. The reduction in interest expense for the three and nine month periods in 2001 is directly attributable to the conversion to equity of convertible promissory notes issued during previous periods.

The Company experienced a net loss of $759,782 for the three month period ended March 31, 2001 compared to a loss of $613,215 for the same period in 2000. The basic loss per share for the quarter was $0.06 in 2001 compared to $0.07 for 2000, based on the weighted average number of shares outstanding of 12,255,197 and 9,252,050, respectively.

The Company experienced a net loss of $2,433,611 for the nine month period ended March 31, 2001 compared to a loss of $1,198,382 for the same period in 2000. The basic loss per share for the nine months was $0.20 in 2001 compared to $.013 for 2000, based on the weighted average number of shares outstanding of 11,806,400 and 9,252,050, respectively.

Liquidity and Capital Resources
-------------------------------
During the nine month period ended March 31, 2001, the Company sold in private placements an aggregate of 1,325,861 shares of its restricted common stock for cash at prices per share ranging from $1.00 to $2.00, for aggregate cash proceeds of $2,213,607. In addition, during the same nine month period the Company issued an aggregate of 224,581 shares of its restricted common stock valued at prices per share ranging from $1.50 to $4.8937 for services valued at $544,162.

The Company had current assets of $1,296,183 and current liabilities of $527,888, for a working capital surplus of $768,295 at March 31, 2001. The Company had cash and cash equivalents of $776,431 and accounts receivable of $16,666 for the same period. Net cash used in operations for the nine month period ended March 31, 2001 was $1,974,497 and $1,147,069 for the comparative period ended March 31, 2000. Cash used in operations for the nine months ended March 31, 2001 was funded primarily by cash received from the sale of restricted common stock.

At March 31, 2001, the Company had net property and equipment of $754,784, after deduction of $822,483 in accumulated depreciation. The Company's roperty and equipment consists mainly of land, $59,000; building and improvements, $305,532; and equipment, $1,205,043. At March 31, 2001, the Company has an accumulated deficit during the development stage of $12,632,890, has limited working capital and internal financial resources. The report of the Company's auditor for the Company's fiscal year end at June 30, 2000, contains a going concern modification as to the ability of the Company to continue. During fiscal 2001, the Company expects that it will be able to effect measures that will (i) reduce cash outflows, (ii) increase revenues through an increased marketing effort; and (iii) raise needed working capital through the issuance of additional shares of common stock for services and cash.

Additionally, the Company has developed an overall strategy and certain inancing options to meet its ongoing needs through June 30, 2001. Due to the constant need for working capital, the Company will continue to seek additional equity financing from existing shareholders and other investment capital resources. The Company has no commitments for any additional debt or equity financing at this time and no assurance can be given that the Company will be able to obtain any such commitments. Because of the Company's limited financial resources, the Company does not anticipate expending any substantial sums for new research and development during the fiscal year ending June 30, 2001.

Impact of Inflation
-------------------
The Company does not anticipate that inflation will have a material impact on its current or proposed operations.

Principal Customers
-------------------
During the three and nine month periods ended March 31, 2001, the Company had no individual customer that accounted for more than 10% of the Company's revenues.

Seasonality
-----------
Management of the Company knows of no seasonal aspects relating to the nature of the Company business operations that had a material effect on the financial condition or results of operation of the Company.

                          PART II - OTHER INFORMATION

                          ITEM 1.  LEGAL PROCEEDINGS

In April 2000 the Company filed an action in the United States District Court, District of Nevada, Case No. CV-S 00-0540-DWH-LRL, against Roger A. Fleming ("Fleming"), a former officer, director and current shareholder. This action is a breach of employment contract case that includes additional claims against Fleming for breach of fiduciary duty, breach of covenant of good faith and fair dealing, intentional interference with business relations and prospective economic advantage, defamation, intentional misrepresentation and detrimental reliance and for monies due on a promissory note. The Company's expects recovery on the promissory note referenced in the Complaint in the amount of $400,000. Recovery on the remaining claims cannot be predicted. In addition to monetary damages, the Company is seeking return of the common stock issued to Fleming pursuant to his employment agreement. During the reporting period, cause of action was moved to the United States District Court for the Northern District of Ohio, Eastern Division, pursuant to a motion by the defendant. The Company is vigorously pursuing its claim against Fleming.

In May 2000, the Company was served with a complaint filed in the second judicial district court in and for Davis County, State of Utah, Civil No. 000700162, titled John R. Hoffman v. American Tire Corporation. In the complaint, Mr. Hoffman alleges that the Company (i) breached his employment contract by terminating him without cause, (ii) breached the covenant of good faith and fair dealing, (iii) was unjustly enriched, and (iv) intends to dishonor certain option rights to acquire common stock of the Company. Mr. Hoffman asked the court to award him judgment in the approximate amount of $270,000, plus unreimbursed business expenses of $675. In addition, Mr. Hoffman asked for declaratory judgment confirming his option rights under the employment agreement, interest, court cost and attorney fees. In April 2001, the Company and Hoffman entered into a settlement agreement wherein (1) the Company agreed to pay Hoffman $65,000 in three periodic payments over a 12 month period; (2) the Company issued Hoffman 10,000 shares of its restricted common stock in exchange for a cash payment from Hoffman of $5,000; and (3) the parties agreed to dismiss the above referenced litigation with prejudice with each party bearing its own costs and attorneys' fees.

                       ITEM 2.  CHANGES IN SECURITIES

During the quarter ended March 31, 2001, in lieu of cash payment for services by outside consultants from January 2001 through March 31, 2001, the Company issued 10,000 shares of its restricted common stock at a value of $2.00 per share, 2,581 shares of its restricted common stock at a value of $3.8745 per share, and 2,000 shares of its restricted common stock at a value of $4.8937 per share. In lieu of cash payment for services by members of the Board of Directors, the Company issued 50,000 shares of its restricted common stock at a value of $3.4125 per share. For purposes of valuing the services provided the price per share was based on the closing price for the Company's common stock as quoted in the over-the-counter market on the date of approval by the board of directors. Also, during the quarter ended March 31, 2001, the Company issued 10,000 shares of its restricted common stock for cash at $1.00 per share, 141,564 shares of its restricted common stock for cash at $1.50 per share, and 455,905 shares of its restricted common stock for cash at $2.00 per share. The securities issued in the foregoing transactions were restricted securities and issued to accredited investors in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in
Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

                     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.


           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                            ITEM 5.  OTHER INFORMATION
     None.

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS
     None.

(b) REPORTS
     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERITYRE CORPORATION
                                         [Registrant]

Dated: May  9, 2001                      /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Principal Accounting Officer