Form 10KSB
period 2001-06-30
AMERITYRE CORP
filed 2001-10-10
CIK 945828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       June 30, 2001
                                     -------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

            Commission File Number          33-94318-C
                                            ----------
                            AMERITYRE CORPORATION
                    --------------------------
        (Exact name of registrant as specified in charter)

           Nevada                                 87-0535207
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

705 Yucca Street, Boulder City, Nevada                     89005
-------------------------------------------              ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (702)  293-1930
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

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

  State issuer's revenues for its most recent fiscal year:  $116,336
                                                            --------

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

  Based on the average of the bid and asked prices of the common stock at September 19, 2001, of $2.85 per share, the market value of shares held by nonaffiliates (10,305,690 shares) would be approximately $29,371,217.

  As of September 19, 2001, the Registrant had 13,607,136 shares of common stock issued and outstanding.

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

Business in General
-------------------
Amerityre Corporation (formerly American Tire Corporation), a Nevada corporation (the "Company"), was organized on January 30, 1995, to take advantage of existing proprietary and nonproprietary technology available for the manufacturing of flat-free specialty tires. The Company is considered a "development stage" company.

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

"Flat-Free" Technology
----------------------
The Company's Products produced from its flat-free tire technology differ from pneumatic tires in that pneumatic tires are made from rubber and require an inner tube which is inflated with air. The Company's Products could be considered "non-pneumatic" in that they do not require inflation, however, they are multi-density in nature and consist of a series of layers of specially formulated urethanes and a closed foam construction to simulate the compliance of a pneumatic tire. The closed foam contains millions of closed cells containing air. Therefore, the Company's Products are best identified as "flat-free" in that they have no inner tube and do not require inflation, but rely on the infrastructure to maintain the tires' stability. The flat-free tire is mounted on the wheel rim in much the same way a pneumatic tire is mounted, with the assistance of a tire lever. Apart from cleaning, the Company's Products are maintenance free and eliminate tedious puncture repair or the need for air. The Company's Products are designed for use by "On/Off" road and "Highway" bicycles, lawn and garden equipment and other specialty equipment.

Through June 30, 2001, the Company's primary marketing strategy has been to introduce the flat-free tires through sales to OEMs and existing tire distributors. Although the Company is investigating other markets, the Company has targeted two main segments of the tire market:

  (1) Original Equipment Manufacturers. By selling to OEMs, the Company believes it will be able to develop product identification and consumer demand by emphasizing "Made in the USA" and the "flat-free" and "maintenance-free" characteristics of the tires while relying on the efforts of OEMs in marketing their products with the Company's tires.

  (2) Tire Distributors and Dealers. By selling to tire distributors, the Company believes it will be able to take advantage of existing distribution channels for moving its tires into the aftermarket, while emphasizing the uniqueness of the flat-free and maintenance free characteristics of the tires versus traditional pneumatic tires. The Company is establishing a dealer network for its bicycle and lawn and garden tires throughout the United States. Dealer locations can be accessed through the Company's internet website at at www.amerityre.com.

  (3) Direct Marketing. Customers may purchase the Company's Products directly from the Company by placing orders via the Company's internet website at www.amerityre.com. In addition to the Company's bicycle and lawn and garden tires, the Company also offers a limited number of bicycles under the tradename "Lazer[TM]". The Lazer[TM] bicycles were mounted with the Company's flat-free tires. In addition, tire-wheel assemblies are also offered.

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

Manufacturing, Supplies, and Quality Control
--------------------------------------------
The Company manufactures its Products utilizing single and/or multiple head, centrifugal molding machines. These machines centrifugally mold Products by pouring a predetermined amount of polyurethane into a mold, which is then spread out in the mold through centrifugal force. The molding process occurs when the liquid polyurethane formula (made up of isocyanide and polyol) is combined with a catalyst. This combination causes a chemical reaction that results in the cross linking of the chemicals, which thereafter become solid. The mold then moves to the next station where the tire is removed and the process is repeated. The Company has manufacturing equipment that, based on manufacturer's specifications, should permit the Company to produce approximately 1,500,000 tires annually, per 8 hour shift. The Company estimates that it could produce about 8 to 10 million tires per year without additional leased space. At that level of production, the Company would require approximately 150 employees as well as additional equipment. The Company trains its employees in the use of its specialized manufacturing equipment utilized in the manufacturing process. The Company utilizes multiple suppliers to purchase polyurethane and believes that it will be able to obtain sufficient quantities of polyurethane and other chemicals without significant problems or delays.

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

Description of Patent                  U.S. Patent Number         Issued Date
---------------------                  ------------------         -----------
Method For Making Polyurethane Tires
 with an Outer Skin                        4,855,096              8/08/1989
Apparatus for Making Foam Products         4,943,223              7/24/1990
Method for Making Tires and the Like       6,164,397             12/26/2000

Description of Patent Pending          Application Number
-----------------------------          ------------------
Non-Pnuematic Tire and Rim Combination      Pending
Air No Air Elastomeric Tire                 Pending

Further Research and Development
--------------------------------
The Company did not make any significant expenditures for new research and development during the recently completed fiscal year. The Company does not anticipate that its joint development agreement with The Goodyear Tire and Rubber Company or any other existing development projects will require the Company to commit any substantial funds for new research and development during the fiscal year ended June 30, 2002.

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

Employees
---------
As of June 30, 2001, the Company had 11 full-time employees, including 5 administrative and 6 hourly employees. None of the Company's employees are represented by a labor union. The Company believes that it will be able to hire a sufficient quantity of qualified laborers in the local area to meet the Company's employment needs. The Company's manufacturing process does not require special training, other than orientation to the Company's production techniques and specific equipment.

                      ITEM 2. DESCRIPTION OF PROPERTIES
Offices
-------
In February 2000, the Company moved its manufacturing operations to Las Vegas, Nevada, where it now leases approximately 23,500 net rentable sq. ft. The term of the lease on the facility is for 5 years at a base monthly rent of $0.25 per sq. ft. for the first 12 months, subject to annual increase based on either (i) the increase in the US Department of Labor, Bureau of Labor Statistics, U.S. All Cities Average, Consumer Price Index for Urban Wage Earners and Clerical Workers or (ii) minimum of 3.5% Cost of Living Increase annually not to exceed 4% over the term of the lease, and other pass through charges. Management of the Company believes that the new facility will be sufficient to handle projected production needs for the next five years.

The Company maintains an executive office suite consisting of approximately 4,000 square feet located at 705 Yucca Street, Boulder City, Nevada. The facility is leased from a third-party. The Company issued the landlord 22,500 shares of the Company's common stock as payment for the lease for the period from April 1, 2001 through March 31, 2002. The shares issued as consideration for the lease were valued at $45,000, which has been treated as prepaid rent and amortized over the term of the lease. The lease may be terminated at any time by either party by giving prior notice of not less than 30 days. It is the opinion of management that the Company maintains adequate insurance coverage for loss or damage to its facility under its existing insurance policy.

In September 2001, the Company sold the vacated 26,000 sq. ft. facility and
4.15 acres of real property at 446 West Lake Street, Ravenna, Ohio.

                            ITEM 3. LEGAL PROCEEDINGS

In April 2000 the Company filed an action in the United States District Court, District of Nevada, Case No. CV-S 00-0540-DWH-LRL, against Roger A. Fleming ("Fleming"), a former officer, director and current shareholder. This action is a breach of employment contract case that includes additional claims against Fleming for breach of fiduciary duty, breach of covenant of good faith and fair dealing, intentional interference with business relations and prospective economic advantage, defamation, intentional misrepresentation and detrimental reliance and for monies due on a promissory note. The cause of action was moved to the United States District Court for the Northern District of Ohio, Eastern Division, pursuant to a motion by the defendant. As of the date of this filing the Company has negotiated proposed terms for a settlement with Mr. Fleming's legal counsel, however, a definitive settlement agreement has not yet been signed.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 2001.

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

Fiscal Year Ended June 30, 1999               High Bid       Low Bid
-------------------------------               --------       -------
First Quarter                                  $3.375        $1.00
Second Quarter                                 $1.5938       $0.75
Third Quarter                                  $2.9375       $1.0312
Fourth Quarter                                 $1.9375       $0.875

Fiscal Year Ended June 30, 2000
-------------------------------
First Quarter                                  $1.125        $1.0625
Second Quarter                                 $0.75         $1.0625
Third Quarter                                  $1.9062       $3.8125
Fourth Quarter                                 $2.0625       $2.8125

Fiscal Year Ended June 30, 2001
-------------------------------
First Quarter                                  $1.125        $1.0625
Second Quarter                                 $4.0625       $1.8125
Third Quarter                                  $5.875        $2.6875
Fourth Quarter                                 $5.05         $2.65

At September 19, 2001, the Company's Common Stock was quoted on the OTC Bulletin Board at a bid and asked price of $2.80 and $2.90, respectively. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At September 19, 2001, the Company had approximately 541 shareholders of record based on information provided by the Company's transfer agent.

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

Results of Operations
---------------------
Year ended June 30, 2001 compared to year ended June 30, 2000
-------------------------------------------------------------
During its operating history the Company has had limited revenues from the sale of its Products. Total revenues for the year ended June 30, 2001 were $116,336 compared to $60,039 for the same period in 2000. Since inception on January 30, 1995, the Company has had total sales of $259,331. Costs of sales for the year ended June 30, 2001 were $126,572, or 108% of sales as compared to $118,990, or 198% of sales for the year ended June 30, 2000. Management of the Company believes that the direct costs as a percent of sales will be reduced to profitable levels once the volume of Product sales exceeds the fixed costs of minimum Product production (i.e., labor costs). Management of the Company believes that it currently has sufficient employees to merit a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

In August 2001, in an effort to increase sales of the Company's Products, the Company entered into an exclusive worldwide sales and marketing agreement with Focus Sales and Marketing LLC, a Newport Beach, California based sales and marketing group headed by Alan F. Rypinski. The Focus Group marketed the Company's bicycle tires under the brand name "AirRiders(TM)". Because no significant sales were experienced by the Company under this agreement, the agreement was terminated effective July 31, 2001. The Company knows of no other predictable events or uncertainties that may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations other than the lack of working capital.

Corporate Expense. For fiscal 2001, total operating expenses were $3,458,216, consisting mainly of consulting expenses of $1,153,807, payroll and payroll taxes of $755,208, depreciation and amortization of $175,383, and selling, general and administrative expenses of $1,358,318, resulting in a loss from operations of $3,468,452. For fiscal year 2000, total operating expenses were $1,874,356, consisting mainly of consulting expenses of $325,324, payroll and payroll taxes of $578,203, depreciation and amortization of $225,911, and selling, general and administrative expenses of $729,418, resulting in a loss from operations of $1,933,307. The increase in the operating expenses during fiscal year 2001 can be attributed in large part to increases in (i) consulting, advertising and marketing expenses associated with selling the Company's Products, (ii) directors' expenses, and (iii) general office expenses.

Interest Expense. Interest expense for fiscal 2001 was $6,950, a substantial reduction from $10,562 in fiscal 2000. The decrease in interest expense for fiscal year 2001 is directly attributed to the conversion to equity of convertible promissory notes issued during previous periods.

Other Income (Expense). For fiscal year 2001, the Company had other income consisting of interest income of $114,299 associated with stock subscription receivables and temporary investment of cash not needed in the ordinary daily business. These gains were offset by interest expense of $6,950 and a $5,125 loss on disposition of assets. For fiscal 2000, the Company had other income of $45,641, which amount represents the interest accrued on a stock subscription receivable from a former affiliate of the Company. The Company experienced a loss of $44,784, which amount represents the impairment loss recorded on certain patents that were disposed of during the year.

The Company experienced a net loss of $3,366,228 for the year ended June 30, 2001, compared with a net loss of $1,897,712 for the year ended June 30, 2000. The basic loss per share for fiscal 2001 was $0.28 as compared to $0.23 for fiscal year 2000, based on the weighted average number of shares outstanding of 12,106,491 and 8,413,121 for the respective periods.

Liquidity and Capital Resources
-------------------------------
During the fiscal year ended June 30, 2001, the Company financed operations through the issuance of common stock for cash, prepayment of salaries, and payment of professional services.

At June 30, 2001, the Company had current assets of $964,810 and current liabilities of $355,709, for a working capital of $609,101, a sharp increase in the working capital deficit of $35,163 at June 30, 2000. The Company had cash and cash equivalents of $22,483 and accounts receivable of $16,069 at June 30, 2000. Cash used in operations for the fiscal year ended June 30, 2001 was $1,990,783, compared to $1,389,897 for the fiscal year ended June 30, 2000, which have been funded primarily by cash received from the sale of common stock and the issuance of common stock for services and salary. At June 30, 2001, the Company had net property and equipment of $842,117, after deduction of $807,460 in accumulated depreciation. The Company's property and equipment consists mainly of land,$59,000; building and improvements, $305,532; and equipment, $1,265,200. Because at June 30, 2001, the Company has an accumulated deficit during the development stage of $13,565,507, the report of the Company's auditor contains a going concern modification as to the ability of the Company to continue.

During fiscal 2001, the Company continued to acquire working capital through the issuance of additional shares of common stock for cash, services and conversion of debt. The Company is aware of its ongoing cash requirements and has implemented a cash flow plan, including continued expenditures associated with the promotion of markets for its Products. At June 30, 2001, the Company had subscription receivables from affiliates to provide an additional $1,458,307 in additional equity to the Company (Note 2 to the Financial Statements), however, no assurance can be given that the Company will be able to obtain any other commitments. The Company does not anticipate expending any substantial sums for new research and development during the fiscal year ended June 30, 2002.

Impact of Inflation
-------------------
The Company does not anticipate that inflation will have a material impact on its current or proposed operations.

Principal Customers
-------------------
During the most recent fiscal year ended June 30, 2001, the Company had no individual customer that accounted for more than 10% of the Company's revenues.

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

                                 PART III

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age, and position of each executive officer and director that has served during the fiscal year ended June 30, 2001 and the term of office of each director of the Company.

   Name            Age   Position                   Director or Officer Since
   ----            ---   --------                   -------------------------
Richard A. Steinke  59   Chairman, Director, CEO    January 1995  (1)
James G. Moore, Jr. 53   COO and VP Operations      August 1999
David P. Martin     59   VP Sales and Marketing     November 1999
David K. Griffiths  64   Secretary/Treasurer        February 1995
Louis M. Haynie     74   Director                   July 1997
Henry D. Moyle      72   Director                   March 1999
William K. Watkins  78   Director                   March 1999
James L. Sanderson  47   Director                   September 1999 (2)
Alan F. Rypinski    62   Director                   October 2000
Gene Stipe          74   Director                   November 2000

---------------------
(1)  Mr. Steinke became President and CEO in November 1999.
(2) Mr. Sanderson did not stand for reelection at the Company's annual meeting of shareholders in December 2000.

The term of office of each director is one year and until his successor is elected and qualified at the Company's annual meeting, subject to removal by the Shareholders. The term of office for each Officer is one year and until a successor is elected at the annual meeting of the Board of Directors and is qualified, subject to removal by the Board of Directors. The Company will reimburse Directors for their expenses associated with attending Directors' meetings. See Item 10. EXECUTIVE COMPENSATION, Compensation of Directors.

Biographical Information
------------------------
Set forth below is certain biographical information for each of the Company's Officers and Directors and other key personnel at June 30, 2001.

Richard A. Steinke is a founder of the Company and currently serves as its, President, Chairman and Chief Executive Officer. Mr. Steinke is also currently the Chairman of the board of directors of Lew Corporation, a composite material designing company located in Las Vegas, Nevada. From January 1992 to December 1994, Mr. Steinke served as Chairman and C.E.O. of Alanco Environmental Resources, Inc., a manufacturer of environmental/pollution control equipment, Salt Lake City, Utah. From June 1985 to December 1991, he was the Chairman and C.E.O. of UTI Chemicals, Inc., a developer and manufacturer of urethane chemicals, El Toro, California. Mr. Steinke received a B.A. in Political Science and Economics from the University of Arizona, Tucson, Arizona, in 1967.

James G. Moore, Jr. joined the Company in August 1997 and was employed as the Company's manager of mold design and processing. In August 1999, Mr. Moore was named Chief Operating Officer and Vice-President of Operations. Prior to his employment with the Company, Mr. Moore worked at Goodyear Tire & Rubber Company, Akron, Ohio, where he had over 25 years of experience as a master tire carver, which included five years at the Goodyear apprentice school for tire tread pattern carving and mold carving. Mr. Moore also took multiple engineering courses while enrolled in the civil engineering school at the University of Akron, Akron, Ohio.

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

David K. Griffiths has been the Company's Treasurer and principal accounting officer since February 1995. In December 2000, Mr. Griffiths was elected by the board of directors to serve also as the Company's Secretary. From 1960 to 1995, Mr. Griffiths was self-employed as an accountant/consultant for various small businesses. Mr. Griffiths offers the Company 38 years experience in accounting and accounting related systems. Mr. Griffiths received a B.S. in Accounting from Arizona State University, Tempe, Arizona in 1959.

Louis M. Haynie was appointed to the Company's board of directors in July 1997. Mr. Haynie's past board services include, Research Medical, Inc., Salt Lake City, Utah, the University of Utah Regents Advisory Board, Redwood Land Co., Salt Lake City, Utah, and MIS Corporation, Franklin, Tennessee. Mr. Haynie has a law degree from the University of Utah and has been in the private practice of law since 1951.

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

William K. Watkins was appointed to the Company's board of directors in March 1999. Mr. Watkins is currently C.E.O., president and a director of Lew Corporation, Las Vegas, Nevada. Since September 1980, Mr. Watkins has been involved in researching, investing and developing various business ventures throughout the United States. From November 1954 through December 1961, Mr. Watkins was vice president and general manager of Market Motors Ford, Inc., Akron, Ohio. From January 1962 through August 1967, Mr. Watkins was president and CEO of multiple car dealerships including Costa Mesa Chrysler Plymouth, Inc., Costa Mesa, California. From February 1968 to August 1980, Mr. Watkins was president and CEO of Bill Watkins Ford, Scottsdale, Arizona.

Alan F. Rypinski is co-founder and chairman of Focus Sales & Marketing, LLC. His most notable accomplishment is ArmorAll Protectant, launching an obscure chemical product in 1971 from nothing to a $150 million international brand. After selling ArmorAll to McKesson Corporation in 1979, Mr. Rypinski served as President, Chairman, and Chairman Emeritus through December 1996.

Gene Stipe has served in the Oklahoma State Senate from 1956 until present.
He also served in the Oklahoma State House of Representatives prior to his service in the Senate. He currently serves as Chairman of the Senate Transportation Committee. Mr. Stipe is also Chairman of HCFS, Inc., a healthcare outsource company with offices in Texas and Oklahoma. His other ventures have included the newspaper business, at one time owning over 20 newspapers in Oklahoma, Arkansas, and Texas; ownership of five radio stations; the convenience store and full service grocery store business, with 32 stores in Oklahoma and Texas; a title insurance company and abstract offices; ranching; and the oil and gas business, including ownership and a Board position with Rockwell Drilling, and participation and ownership in many drilling ventures. Mr. Stipe has a law degree from the University of Oklahoma Law School and has been in private practice since 1949.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
The Company is not subject to the requirements of Section 16(a) of the Exchange Act.

                     ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at June 30, 2001, the end of the Company's last completed fiscal year):

                                   Summary Compensation Table
                                                         Long Term Compensation
                                                         ----------------------
                     Annual Compensation                 Awards       Payouts
                                           Other        Restricted
Name and                                   Annual        Stock     Options LTIP     All other
Principal Position Year Salary    Bonus($) Compensation   Awards   /SARs   Payout  Compensation
------------------ ---- ------    -------- ------------   ------   ------- ------  ------------
Richard A. Steinke  2001 $346,875    -0-      -0-         -0-      -0-     -0-       -0-
CEO, Pres. and      2000 $210,000    -0-      -0-         -0-      -0-     -0-       -0-
Chairman            1999  120,000    -0-      -0-         -0-      -0-     -0-       -0-

John Hoffman        2000 $ 33,333    -0-      -0-         -0-      -0-     -0-       -0-
CEO, Pres.          1999 $    -0-    -0-      -0-         -0-      -0-     -0-       -0-
[From 3/99 to 10/99]

Roger A. Fleming    2000 $  9,000 $  -0-      -0-         -0-      -0-     -0-     $ -0-
Pres. and Director  1999 $240,000 $  9,569(1) -0-         -0-      -0-     -0-     $240,000(2)
[from 7/97 to 7/99]

(1) Represents cash bonus accrued to the benefit of Mr. Fleming based on annual sales revenue during the period.
(2) Represents loss on termination of employment agreement recorded in the fiscal year ended June 30, 1999.

Employment Agreements and Benefits
----------------------------------
On expiration of Mr. Steinke's employment agreement the Company extended the term to June 30, 2000 and issued Mr. Steinke 180,000 shares as compensation for services. The share issuance was recorded at the average trading price of the common stock of $1.00 on the date of issuance and resulted in prepaid compensation of $180,000. Pursuant to a resolution of the Company's board of directors, Mr. Steinke was issued 150,000 shares of restricted common stock in lieu of cash compensation for service through December 31, 2000. The stock was valued at $346,875. The value per share was the closing price of the Company's common stock on the date of the board resolution. The Company also provides group health and medical insurance, similar to that which will be made available to all full time employees and reimburses Mr. Steinke for out-of-pocket expenses incurred in connection with the Company's business.

In June 1998, the Company entered into an Employment Agreement with Roger A. Fleming, its President and Chief Operating Officer. Beginning June 1, 1998, the Employment Agreement called for Mr. Fleming to be employed for a term of 36 months, with monthly compensation of $10,000, subject to increase at the discretion of the Board of Directors. In addition, Mr. Fleming was issued 180,000 shares of the Company's common stock as prepaid employment compensation through June 30, 2001, the end of the term of this employment agreement. These shares were recorded at the average trading price of the common stock of $2.00 on the date of issuance and resulted in prepaid compensation of $360,000. As additional incentive, the Company issued Mr. Fleming 200,000 shares of its common stock as a bonus for signing his employment agreement.

The additional compensation was recorded at the average trading price of the common stock of $2.00 on the date of issuance and resulted in bonus compensation to Mr. Fleming of $400,000. Further, Mr. Fleming was issued a stock option to purchase 200,000 shares of the Company's common stock at an exercise price of $2.00 per share, exercisable for a term of 5 years. On June 30, 1998, Mr. Fleming issued the Company a promissory note in the amount of $400,000 as consideration for exercising the option. The promissory note bears interest at 8.5% annually and is payable in 5 equal annual installments beginning June 30, 1999, with payment in full not later than June 30, 2003. Mr. Fleming's employment as President of the Company was terminated in July 1999 and the balance of his pre-paid employment compensation was expensed at June 30, 1999. (See Item 3. Legal Proceedings)

As a condition to employment, all the Company's management and key personnel are required to sign a nondisclosure and noncompetition agreement. Under the terms of the nondisclosure and noncompetition agreement, employees will not be able to provide services or information deemed confidential by the Company to any other company or person which directly or indirectly competes with the Company in the tire industry or an industry which, at the time of the employees' employment, the Company intended to enter. There is no time limitation on the nondisclosure aspect of the agreement. The noncompetition clause is for a period of two years and prevents a former employee or consultant of the Company from acting as an employee, consultant or in any other capacity for a competitor of the Company. Additionally, all employees will be required, as a condition of their employment, to enter into a nondisclosure agreement related to any information or process deemed confidential by the Company.

Compensation of Directors
-------------------------
Pursuant to a resolution of the Company's board of directors, 5 non-officer members of the board of directors were compensated by issuance to each of 10,000 shares of the Company's restricted common stock in lieu of cash compensation during the fiscal year ended June 30, 2001. Each director's stock was valued at $34,125 for aggregate compensation of $170,625. The value per share was determined by averaging the closing price for the Company's common stock for the 4 days previous to the board's approval. In addition, directors have been reimbursed for reasonable business expenses incurred on behalf of the Company.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------
Unless otherwise disclosed below, as of June 30, 2001, the end of the Company's most recent fiscal year, there are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 19, 2001, the name and address of any person who is known by the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title
 of      Name and Address              Amount and Nature of     Percentage
Class    Beneficial Owner              Beneficial Ownership(1)   of Class
-----    ----------------              --------------------     ----------
Common   Richard A. Steinke            (2)      1,425,500            10.48
         705 Yucca Street
         Boulder City, NV  89005

Common   Alan F. Rypinksi              (7)      1,010,000             6.91
         3101 North Pacific Coast Hwy.
         Suite 100 A
         Newport Beach, CA  92663

The following table sets forth as of September 19, 2001, the name and position of each of the Company's officers and directors, and the amount of any class of the Company's voting securities known by the Company to be beneficially owned by each.

Security Ownership of Management of the Company
-----------------------------------------------
Title
 of      Name and Position of          Amount and Nature of     Percentage
Class    Officer and/or Director       Beneficial Ownership(1)   of Class
-----    -----------------------       --------------------     ----------
Common   Richard A. Steinke, CEO/Pres.   (2)      1,425,500          10.48
Common   James Moore, Vice-President                 50,000            .37
Common   David P. Martin, Vice-President (3)        163,629           1.20
Common   David K. Griffiths, Sec./Treas.             57,817            .43
Common   Louis M. Haynie, Director       (4)        585,500           4.30
Common   Henry D. Moyle, Director        (5)        585,000           4.30
Common   William K. Watkins              (6)        332,500           2.44
Common   Alan F. Rypinksi                (7)      1,010,000           6.91
Common   Gene Stipe                      (8)        260,000           1.88

         Total Beneficial Ownership of
         All Officers and Directors as
         a Group (9 person)                       4,469,946          30.09

(1) All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.
(2) Includes 455,000 shares owned beneficially and of record by Gemini Funding Services Profit Sharing Account, of which Richard A. Steinke is the principal beneficiary and 800,000 shares owned beneficially and of record by S102 Irrevocable Trust, for which Richard A. Steinke is the trustee.
(3) Includes 6,000 shares owned beneficially and of record by Peggy Martin, the spouse of David P. Martin, and of which Mr. Martin may be deemed to have beneficial ownership.

                    [Footnotes continue on next page.]

(4) Includes 2,000 shares owned beneficially and of record by Gae B. Haynie, spouse of Louis M. Haynie, of which Mr. Haynie may be deemed to have beneficial ownership.
(5) Includes 55,000 shares owned beneficially and of record by Vickie L. Moyle, spouse of Henry B. Moyle, of which Mr. Moyle may be deemed to have beneficial ownership.
(6) Includes 32,500 shares owned beneficially and of record by Dolores A. Watkins Family Trust, of which William K. Watkins is a beneficiary.
(7) Includes options to acquire up to 500,000 shares at an exercise price of $3.00 per share expiring July 31, 2004 and options to acquire an additional 500,000 shares at an exercise price of $3.00 per share expiring July 31, 2005, both owned beneficially and of record by Focus Sales and Marketing, L.L.C. and of which Mr. Rypinski is a controlling principal.
(8) Includes options to acquire up to 250,000 shares at an exercise price of $3.00 per share, expiring April 17, 2003.


             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stock Subscriptions Receivables
-------------------------------
During the fiscal year ended June 30, 1998, Roger A. Fleming, the Company's president utilized a promissory note in the principal amount of $400,000 to exercise an option to purchase 200,000 shares of the Company's common stock at an exercise price of $2.00 per share. The promissory note bears interest at 8.5% annually and is payable in 5 equal annual installments beginning June 30, 1999, with payment in full not later than June 30, 2003. See Item 3. Legal Proceedings.

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

Technology License Agreement
----------------------------
On October 29, 1999, the Company entered into an exclusive license agreement with the Company's President and two unrelated parties to license certain intellectual property rights known as "Apparatus for Making Foam Products" and "Method for Making Polyurethane Tires with an Outer Skin" embodied in United States Patent No.'s 4,943,223 and 4,855,096, respectively. The agreement grants the Company an exclusive license to use, sell, license, or otherwise exploit the technology worldwide in exchange for a royalty of $0.25 of the net selling price for all of units produced utilizing the technology. The agreement provides for certain minimum production/royalty requirements following the first year in order to maintain the exclusive license. The licensors may terminate the agreement should the Company fail to pay any required royalty when due or fail to meet the minimum production/royalty requirements. Due to Mr. Steinke's relationship with the Company, the agreement cannot be considered to have been negotiated at arm's length.

                 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of HJ & Associates, LLC.....................  18
Balance Sheet as of June 30, 2001........................................  19
Statements of Operations for the years ended June 30, 2001
 and 2000 and from inception on January 30, 1995 through June 30, 2001...  21
Statements of Stockholders' Equity.......................................  23
Statements of Cash Flows for the years ended June 30, 2001 and 2000 and from inception January 30, 1995 through June 30, 2001...............  30
Notes to Financial Statements............................................  32

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document                             Location
-------  ---------  -----------------                             --------
None.

 (b) Reports on Form 8-K.

There were no reports on Form 8-K filed with the Commission during the quarter ended June 30, 2001


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                        AMERITYRE CORPORATION

Date: October 9, 2001                   By /S/Richard A. Steinke, Chairman of
                                        the Board, President and CEO
                                        [Principal Executive Officer]

Date: October 9, 2001                   By /S/David K. Griffiths, Secretary
                                        Treasurer [Principal Accounting
                                        Officer]

                  INDEPENDENT AUDITORS' REPORT



Board of Directors
Amerityre Corporation
(Formerly American Tire Corporation)
(A Development Stage Company)
Boulder City, Nevada

We have audited the accompanying balance sheet of Amerityre Corporation (formerly American Tire Corporation) (a development stage company) as of June 30, 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2001 and 2000 and from inception on January 30, 1995 through June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerityre Corporation (formerly American Tire Corporation) (a development stage company) as of June 30, 2001, and the results of its operations and its cash flows for the years ended June 30, 2001 and 2000 and from inception on January 30, 1995 through June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
September 24, 2001

                           AMERITYRE CORPORATION
                   (Formerly American Tire Corporation)
                       (A Development Stage Company)
                               Balance Sheet

                                  ASSETS

                                                  June 30,
                                                    2001
                                                ----------
CURRENT ASSETS

  Cash and cash equivalents (Note 1)          $    530,052
  Accounts receivable - net                         13,678
  Inventory (Note 1)                               400,920
  Prepaid expenses                                  20,160
                                                ----------
    Total Current Assets                           964,810
                                                ----------
PROPERTY AND EQUIPMENT (Note 1)

  Land                                              59,000
  Building and improvements                        305,532
  Equipment                                      1,265,200
  Furniture and fixtures                             7,692
  Automobiles                                       12,153
  Less - accumulated depreciation                 (807,460)
                                                ----------
    Total Property and Equipment                   842,117
                                                ----------
OTHER ASSETS

  Patents  - net (Note 1)                           41,940
  Deposits                                           7,180
                                                ----------
    Total Other Assets                              49,120
                                                ----------
    TOTAL ASSETS                              $  1,856,047
                                                ==========


The accompanying notes are an integral part of these financial statements.

                           AMERITYRE CORPORATION
                   (Formerly American Tire Corporation)
                       (A Development Stage Company)
                          Balance Sheet (Continued)


                                                  June 30,
                                                    2001
                                                ----------
CURRENT LIABILITIES

  Accounts payable                            $    225,872
  Accrued expenses                                  11,240
  Note payable - related party (Note 3)             77,000
  Interest payable - related party (Note 3)         16,597
  Stock subscription deposit (Note 6)               25,000
                                                ----------
    Total Current Liabilities                      355,709
                                                ----------
    Total Liabilities                              355,709
                                                ----------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY

  Preferred stock: 5,000,000 shares
   authorized of $0.001 par value,
   -0- shares issued and outstanding                     -
  Common stock: 25,000,000 shares authorized
   of $0.001 par value, 13,291,635
   shares issued and outstanding                    13,292
  Additional paid-in capital                    16,576,110
  Stock subscriptions receivable (Note 2)       (1,458,307)
  Prepaid expenses (Note 3)                        (65,250)
  Deficit accumulated during the
   development stage                           (13,565,507)
                                                ----------
    Total Stockholders' Equity                   1,500,338
                                                ----------
    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                   $  1,856,047
                                                ==========


The accompanying notes are an integral part of these financial statements.

                           AMERITYRE CORPORATION
                   (Formerly American Tire Corporation)
                       (A Development Stage Company)
                         Statements of Operations
                                                                   From
                                                                Inception on
                                                                January 30,
                                         For the Years Ended    1995 Through
                                              June 30,            June 30,
                                            2001          2000      2001
                                         ---------      --------   ----------
NET SALES                               $  116,336     $  60,039  $   259,331

COST OF SALES                              126,572       118,990      392,037
                                         ---------      --------   ----------
GROSS MARGIN                               (10,236)      (58,951)    (132,706)
                                         ---------      --------   ----------
EXPENSES

  Consulting                             1,153,807       325,324    2,221,943
  Payroll and payroll taxes                755,208       578,203    3,906,175
  Depreciation and amortization            175,383       225,911      988,920
  Bad debt expense                          15,500        15,500       52,112
  Selling, general and administrative    1,358,318       729,418    3,636,300
                                         ---------     ---------    ---------
    Total Expenses                       3,458,216     1,874,356   10,805,450
                                         ---------     ---------    ---------
LOSS BEFORE OTHER INCOME (EXPENSE)      (3,468,452)   (1,933,307) (10,938,156)
                                         ---------     ---------    ---------
OTHER INCOME (EXPENSE)

  Other income                                   -             -        2,298
  Interest income                          114,299        45,641      229,991
  Interest expense                          (6,950)      (10,562)    (637,401)
  Impairment loss (Note 1)                       -             -   (1,694,111)
  Asset impairment loss                          -       (44,784)     (58,426)
  Loss on termination of employment
    agreement (Note 3)                           -             -     (240,000)
  Gain (loss) on disposition of assets      (5,125)       45,300       36,513
                                         ---------     ---------    ---------
    Total Other Income (Expense)           102,224        35,595   (2,361,136)
                                         ---------     ---------    ---------
NET LOSS BEFORE DISCONTINUED
  OPERATIONS                            (3,366,228)   (1,897,712) (13,299,292)
                                         ---------     ---------    ---------
DISCONTINUED OPERATIONS

  Loss from discontinued operations              -             -     (495,108)
  Gain from disposal of subsidiary
  (Note 1)                                       -             -      228,893
                                         ---------     ---------    ---------
    Net Discontinued Operations                  -             -     (266,215)
                                         ---------     ---------    ---------
NET LOSS                             $  (3,366,228)  $(1,897,712)$(13,565,507)
                                         =========     =========   ==========

The accompanying notes are an integral part of these financial statements.

                           AMERITYRE CORPORATION
                   (Formerly American Tire Corporation)
                       (A Development Stage Company)
                   Statements of Operations (Continued)
                                                                    From
                                                                 Inception on
                                                                 January 30,
                                         For the Years Ended     1995 Through
                                              June 30,             June 30,
                                            2001       2000          2001
                                         ---------   -----------  ----------

BASIC LOSS PER SHARE

  Loss from operations                 $     (0.28)  $     (0.23)
  Discontinued operations                        -             -
                                        ----------    ----------
    Basic Loss Per Share               $     (0.28)  $     (0.23)
                                        ==========    ==========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                     12,106,491     8,413,121
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

                           AMERITYRE CORPORATION
                   (Formerly American Tire Corporation)
                       (A Development Stage Company)
               Statements of Stockholders' Equity (Continued)

                                                                                                      Deficit
                                                                                                     Accumulated
                                                 Additional     Other        Stock                  During the
                               Common Stock        Paid-in  Comprehensive Subscription   Prepaid    Development
                            Shares       Amount    Capital      Income     Receivable    Expenses     Stage
                            ---------  ---------  -----------  -----------  ----------- ----------- -----------
Balance, June 30, 1999      6,816,475 $    6,816 $ 9,465,830  $         -  $  (434,000)$   (30,000)$ (8,301,567)

Common stock issued for
 cash at $0.50 per share    2,548,125      2,548   1,271,514            -            -           -            -

Common stock issued for
 cash at $1.00 per share       28,000         28      27,972            -            -           -            -

Common stock issued for
 cash at $2.00 per share       65,000         65     129,935            -            -           -            -

Common stock issued for
 cash at $3.19 per share        2,037          2       6,498            -            -           -            -

Common stock issued for
 cash at $1.16 per share        5,592          6       6,494            -            -           -            -

Common stock issued for
 services at an average
 price of $0.87 per share     363,306        363     314,729            -            -           -            -

Common stock issued for
 subscription receivable
 at $0.75 per share         1,000,000      1,000     749,000            -     (750,000)          -            -

Common stock issued for
 assets at $1.00 per share     12,500         13      12,487            -            -           -            -

Common stock issued as
 prepaid expenses at
 $1.00 per share               22,000         22      21,978            -            -     (22,000)           -

Common stock issued as
 prepaid expenses at
 $2.00 per share              200,000        200     399,800            -            -    (400,000)           -

Common stock issued as
 prepaid expenses at
 $2.50 per share              100,000        100     249,900            -            -    (250,000)           -

Additional interest
 recorded on
 subscriptions receivable           -          -           -            -      (34,246)          -            -

Receipt of cash on
 subscriptions receivable           -          -           -            -       12,016           -            -

Amortization of prepaid
 expenses                           -          -           -            -            -     268,233            -

Net loss for the year ended
 June 30, 2000                      -          -           -            -            -           -   (1,897,712)
                           ----------  --------- -----------   ----------  -----------  ---------- ------------
Balance, June 30, 2000     11,163,035  $  11,163 $12,656,137   $        -  $(1,206,230) $ (433,767)$(10,199,279)
                           ----------  --------- -----------   ----------  -----------  ---------- ------------

The accompanying notes are an integral part of these financial statements.

                              AMERITYRE CORPORATION
                       (formerly American Tire Corporation)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Continued)

                                                                                                       Deficit
                                                                                                    Accumulated
                                                  Additional     Other        Stock                  During the
                               Common Stock         Paid-in  Comprehensive Subscription   Prepaid   Development
                            Shares       Amount     Capital      Income     Receivable   Expenses      Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance at June 30, 2000   11,163,035 $    11,163 $12,656,137 $          - $(1,206,230) $ (433,767)$(10,199,279)

Common stock issued for
 services at $2.31 per share  150,000         150     346,725            -           -           -            -

Common stock issued for
 services at $3.41 per share   50,000          50     170,575            -           -           -            -

Common stock issued for
 services at $4.89   per share  2,000           2       9,785            -           -           -            -

Common stock issued for
 services at $3.87 per share    2,581           3       9,997            -           -           -            -

Common stock issued for
 services at $2.78 per share   10,000          10      27,790            -           -           -            -

Common stock issued for
 services at $2.80 per share    7,000           7      19,593            -           -           -            -

Common stock issued for note
 receivable (exercise of
 options) at $0.75 per share  200,000         200     149,800            -    (150,000)          -            -

Common stock issued for note
 receivable (exercise of
 options) at $2.00 per share   50,000          50      99,950            -    (100,000)          -            -

Common stock issued for pre-
 paid legal fees at $1.50
 per share                     10,000          10      14,990            -           -     (15,000)           -

Common stock issued for pre-
 paid legal fees at $2.00
 per share                     10,000          10      19,990            -           -     (20,000)           -

Common stock issued for pre-
 paid rent at $2.00 per share  22,500          23      44,977            -           -     (45,000)           -

Common stock issued for cash
 at $0.50 per share            40,000          40      19,960            -           -           -            -

Common stock issued for cash
 at $1.00 per share            15,000          15      14,985            -           -           -            -

Common stock issued for cash
 at $1.50 per share           920,889         921   1,380,413            -           -           -            -

Common stock issued for cash
 at $2.00 per share           626,130         626   1,251,637            -           -           -            -
                           ----------  ---------- ----------- ------------ -----------  ---------- ------------
Balance Forward            13,279,135  $   13,280 $16,237,304 $          - $(1,456,230) $ (513,767)$(10,199,279)
                           ----------  ---------- ----------- ------------ -----------  ---------- ------------

The accompanying notes are an integral part of these financial statements.

                              AMERITYRE CORPORATION
                       (formerly American Tire Corporation)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Continued)

                                                                                                       Deficit
                                                                                                    Accumulated
                                                  Additional     Other        Stock                  During the
                               Common Stock         Paid-in  Comprehensive Subscription   Prepaid   Development
                            Shares       Amount     Capital      Income     Receivable   Expenses      Stage
                          ----------- ----------- -----------  -----------  ----------- ----------- -----------
Balance Forward            13,279,135 $    13,280 $16,237,304 $          - $(1,456,230) $ (513,767)$(10,199,279)

Common stock issued in
 exercise of options at
 $2.00 per share               12,500          12      24,988            -           -           -            -

Additional interest recorded
 on subscriptions receivable        -           -           -            -     (39,847)          -            -

Receipt of cash on
 subscriptions receivable           -           -           -            -      37,770           -            -

Amortization of prepaid
 expenses                           -           -           -            -           -     448,517            -

Expenses incurred through
 issuance of stock options          -           -     313,818            -           -           -            -

Net loss for the year ended
 June 30, 2001                      -           -           -            -           -           -   (3,366,228)
                           ----------  ---------- ----------- ------------ -----------  ---------- ------------
Balance, June 30, 2001     13,291,635  $   13,292 $16,576,110 $          - $(1,458,307) $  (65,250)$(13,565,507)
                           ==========  ========== =========== ============ ===========  ========== ============

The accompanying notes are an integral part of these financial statements.

                            AMERITYRE CORPORATION
                    (Formerly American Tire Corporation)
                        (A Development Stage Company)
                          Statements of Cash Flows

                                                                                        From
                                                                                    Inception on
                                                                                    January 30,
                                                         For the Years Ended        1995 Through
                                                                June 30,              June 30,
                                                          2001         2000            2001
                                                   ------------   ------------    ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                            $(3,366,228)   $(1,897,712)   $(13,565,507)
  Adjustments to reconcile net loss to net cash (used)
   by operating activities:
    Depreciation and amortization                         175,383        225,911         988,920
    Bad debt expense                                       15,500         15,500          52,112
    (Gain) loss on disposition of assets                    5,125        (45,300)        (36,513)
    Asset impairment loss                                       -         44,784       1,752,537
    (Gain) on disposition of subsidiary                         -              -        (228,893)
    Loss on termination of employment agreement                 -              -         240,000
    Loss from discontinued operations                           -              -         495,108
    Additional expense on stock options granted           313,818              -         313,818
    Common stock issued for services                      584,687        315,092       1,815,038
    Services provided in lieu of cash payment on
     subscriptions receivable                                   -              -          75,000
    Common stock issued in lieu of interest                     -              -         499,519
    Interest on subscription receivable                   (39,847)       (34,246)       (108,093)
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable
      and accounts receivable - related                   (10,314)       (32,802)        (65,790)
    (Increase) decrease in inventory                      (33,840)      (326,767)       (400,920)
    (Increase) decrease in prepaid expenses               438,392        272,004       1,036,590
    (Increase) decrease in other assets                   (15,543)         3,976         (19,861)
    Increase (decrease) in accounts payable
      and accrued expenses                                (57,916)        69,663         106,905
                                                        ---------       --------       ---------
      Net Cash (Used) by Operating Activities          (1,990,783)    (1,389,897)     (7,050,030)
                                                        ---------       --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES

  Cash paid for patents                                    (6,375)        (1,390)        (77,742)
  Sale of equipment                                         5,500         70,000          75,500
  Purchase of equipment                                  (192,140)      (136,099)     (1,769,989)
  Purchase of subsidiary                                        -              -        (400,000)
                                                        ---------       --------       ---------
      Net Cash (Used) by Investing Activities          $ (193,015)    $  (67,489)  $  (2,172,231)
                                                        =========       ========       =========


The accompanying notes are an integral part of these financial statements.

                           AMERITYRE CORPORATION
                    (Formerly American Tire Corporation)
                        (A Development Stage Company)
                    Statements of Cash Flows (Continued)

                                                                                        From
                                                                                    Inception on
                                                                                    January 30,
                                                         For the Years Ended        1995 Through
                                                                June 30,              June 30,
                                                          2001           2000           2001
                                                     ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Repurchase of common stock                           $        -     $        -      $ (439,862)
  Receipt of subscriptions receivable                      37,770         12,016          99,786
  Payment of stock offering costs                               -              -        (160,401)
  Proceeds from notes payable                                   -              -       2,298,838
  Increase (decrease) in stock subscription deposit       (40,000)        25,500          25,000
  Payments made on notes payable and line of credit             -              -        (429,838)
  Payments made to related parties                              -         (6,000)        (16,000)
  Common stock issued for cash                          2,693,597      1,445,062       8,374,790
                                                        ---------      ---------       ---------
    Net Cash Provided by Financing Activities           2,691,367      1,476,578       9,752,313
                                                        ---------      ---------       ---------
NET INCREASE (DECREASE) IN CASH                           507,569         19,192         530,052

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                         22,483          3,291               -
                                                        ---------      ---------       ---------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                           $  530,052     $   22,483      $  530,052
                                                        =========      =========       =========
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:

  Interest                                             $        -     $    4,017      $   84,220
  Income taxes                                         $        -     $        -      $        -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for services rendered            $  584,687     $  315,092      $1,815,038
  Common stock issued in lieu of debt and interest     $        -     $        -      $2,241,519
  Common stock issued for acquisition of subsidiary    $        -     $        -      $1,550,000
  Common stock issued as prepaid expenses              $   80,000     $  672,000      $1,362,000
  Common stock issued for equipment                    $        -     $   12,500      $   12,500
  Common stock issued for subscriptions receivable     $  250,000     $  750,000      $1,000,000



The accompanying notes are an integral part of these financial statements.

                           AMERITYRE CORPORATION
                   (Formerly American Tire Corporation)
                      (A Development Stage Company)
                    Notes to the Financial Statements
                             June 30, 2001

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

Amerityre Corporation (formerly American Tire Corporation)(ATC) (the "Company") was incorporated under the laws of the State of Nevada on January 30, 1995. The Company was organized to take advantage of existing proprietary and non-proprietary technology available for the manufacturing of specialty tires. ATC has had limited operations since its organization and is a "development stage" company. The Company intends to engage in the manufacturing, marketing, distribution, and sales of airless specialty tires and tire-wheel assemblies and currently is manufacturing airless tires in limited quantities at its manufacturing facility located in Las Vegas, Nevada. During the year ended June 30, 2001, the name of the Company was changed to Amerityre Corporation.

On February 28, 1997, ATC purchased Urathon Limited (UL) for $1,950,000 by issuing 200,000 shares of its common stock plus $400,000 in cash in exchange for 100% of the issued and outstanding stock of UL. The common stock issued was valued at its trading price of $7.75 per share.

Effective June 9, 1999, the Company sold its 100% ownership in UL, which resulted in a gain on the disposition of the subsidiary of $228,893 that was recorded in the accompanying statement of operations in the year ended June 30, 1999.

b.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year end.

c.  Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

d.  Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.
                                                     For the Years Ended
                                                          June 30,
                                                     2001            2000
                                                 ------------    ------------
Loss (numerator)                                $  (3,366,228)  $  (1,897,712)
Shares (denominator)                               12,106,491       8,413,121
Per share amount                                $       (0.28)  $       (0.23)

The Company's outstanding stock purchase warrants and options have been excluded from the basic net loss per share calculation as they are antidilutive.

                           AMERITYRE CORPORATION
                   (Formerly American Tire Corporation)
                      (A Development Stage Company)
                    Notes to the Financial Statements
                             June 30, 2001

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

f.  Income Taxes

At June 30, 2001, the Company had net operating loss carryforwards of approximately $13,500,000 that may be offset against future taxable income from the year 2001 through 2021. No tax benefit has been reported in the June 30, 2001 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:
                                                     For the Years Ended
                                                          June 30,
                                                     2001            2000
                                                 ------------    ------------
Income tax benefit at statutory rate             $  1,279,000    $    721,000
Change in valuation allowance                      (1,279,000)       (721,000)
                                                 ------------    ------------
                                                 $          -    $          -
                                                 ============    ============

Deferred tax assets are comprised of the following:
                                                     For the Years Ended
                                                          June 30,
                                                     2001            2000
                                                 ------------    ------------
Income tax benefit at statutory rate             $  5,155,000    $  3,876,000
Valuation allowance                        (5,155,000)     (3,876,000)
                                                 ------------    ------------
                                                 $          -    $          -
                                                 ============    ============

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                           AMERITYRE CORPORATION
                   (Formerly American Tire Corporation)
                      (A Development Stage Company)
                    Notes to the Financial Statements
                             June 30, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

g.  Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market. The inventory consists of chemicals, finished goods produced in the Company's plant and products purchased for resale.

h.  Property and Equipment

Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives as follows:

    Building and improvements  40 years
    Equipment                   5 to 7 years
    Furniture and fixtures      7 years
    Automobiles                 5 years

Depreciation expense for the years ended June 30, 2001 and 2000 was $173,825 and $223,770, respectively.

i. Revenue Recognition

Revenue is recognized upon shipment of goods to the customer.

j.  Goodwill

Goodwill was originally recorded which consisted of the excess of the purchase price over the fair value of net tangible assets of the purchased subsidiary and was amortized on the straight-line method over a 5 year period.

During the year ended June 30, 1998, an impairment loss of $1,694,111 was recorded since the Company was unable to determine the present value of the future cash flows of the purchased subsidiary. The subsidiary was later sold.

                           AMERITYRE CORPORATION
                   (Formerly American Tire Corporation)
                      (A Development Stage Company)
                    Notes to the Financial Statements
                             June 30, 2001

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

k.  Patents

Patents have been capitalized at June 30, 2001 totaling $45,639. Amortization expense for the years ended June 30, 2001 and June 30, 2000 was $1,588 and $2,141, respectively. The Company recorded an impairment loss of $44,784 during the year ended June 30, 2000 on certain patents that were disposed of during the year.

The Company evaluates the recoverability of intangibles and reviews the amortization period on an annual basis. Several factors are used to evaluate intangibles, including, but not limited to, managements's plans for future operations, recent operating results and projected, undiscounted cash flows.

l.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

m.  Long Lived Assets

All long lived assets are evaluated yearly for impairment per SFAS 121. Any impairment in value is recognized as an expense in the period when the impairment occurs.

n.  Changes in Accounting Principle

The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's financial statements.

                           AMERITYRE CORPORATION
                   (Formerly American Tire Corporation)
                      (A Development Stage Company)
                    Notes to the Financial Statements
                             June 30, 2001

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

n.  Changes in Accounting Principle (Continued)

The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's financial statements.

The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's financial statements.

o.  Pronouncements Issued Not Yet Adopted

In July, 2001, the Financial Accounting Standards Board issued two statements
- Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

Statement 141:

 + Eliminates the pooling method for accounting for business combinations.

 + Requires that intangible assets that meet certain criteria be reported separately from goodwill.

                           AMERITYRE CORPORATION
                   (Formerly American Tire Corporation)
                      (A Development Stage Company)
                    Notes to the Financial Statements
                             June 30, 2001

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

o.  Pronouncements Issued Not Yet Adopted (Continued)

Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

Statement 142:

 + Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

 + Requires, at a minimum, annual impairment tests for goodwill an other intangible assets that are determined to have an indefinite life.

Upon adoption of these Statements, the Company is required to:

 + Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

 + Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

 + Write-off any remaining negative goodwill.

The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

p.  Equity Securities

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

q.  Concentrations of Risk

The Company maintains several accounts with financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's balances occasionally exceed that amount.

The Company also maintains a Commercial Automated Investment Account, in which Company funds are invested into securities at the closing of each banking day. These securities are then repurchased from the Company by the financial institution at the opening of the banking day immediately succeeding the date of investment for an amount equal to the investment, plus interest. The securities pertaining to this account are direct obligations of, or are fully guaranteed as to principal and interest by, the United States Government, or an agency thereof.

                           AMERITYRE CORPORATION
                   (Formerly American Tire Corporation)
                      (A Development Stage Company)
                    Notes to the Financial Statements
                             June 30, 2001

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

q.  Concentration of Risk (Continued)

Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual risks, or significant risks in the normal course of its business.

r.  Stock Options

The Company applies Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"), requires the Company to provide proforma information regarding net income
(loss) and net income (loss) per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes options pricing model using the following assumptions. The U.S. Treasury rate for the period equal to the expected life of the options was used as the risk-free interest rate. The expected life of the options is two to five years. The volatility used was 1.377% based upon the historical price per share of shares sold. There are no expected dividends.

Under the accounting provisions of SFAS No. 123, the Company's net loss for the years ended June 30, 2001 and 2000 would have changed from the reported net loss as follows:
                                                    2001           2000
                                                 ----------     ----------
Net loss:
     As reported                                $(3,366,228)    $(1,897,712)
     Pro forma                                   (3,401,718)     (1,897,712)

Net loss per share:
     As reported                                $     (0.28)    $     (0.23)
     Pro forma                                        (0.28)          (0.23)

                           AMERITYRE CORPORATION
                   (Formerly American Tire Corporation)
                      (A Development Stage Company)
                    Notes to the Financial Statements
                             June 30, 2001

NOTE 2 - STOCK SUBSCRIPTION RECEIVABLE

During the year ended June 30, 1998, an officer of the Company signed an agreement and note to purchase 200,000 shares of the Company's common stock at a price of $2.00 per share. At June 30, 2001, the entire $400,000, plus accrued interest of $102,000, was owed under the note, which has been presented as a reduction of stockholders' equity. The note bears interest at 8.50% per annum and was due in five equal annual installments beginning June 30, 1999, with payment in full no later than June 30, 2003. No payment had been received, however, at June 30, 2001. The officer was subsequently terminated in July 1999. Management of the Company is currently negotiating with the former officer to collect the entire $400,000 plus interest or to cancel the shares. Management is uncertain at June 30, 2001 what the outcome of these negotiations will be.

During the year ended June 30, 2000, the Company issued 1,000,000 shares of common stock for various notes receivable totaling $750,000. These notes bear interest at rates of 8.0% and 8.5% per annum and are due in full on December 1, 2002. These notes are also being presented as a reduction of stockholders' equity.

During the year ended June 30, 2001, the Company issued 250,000 shares of common stock for various notes receivable totaling $250,000. These notes are being presented as a reduction of stockholders equity. During the years ended June 30, 2001 and 2000, $37,770 and $12,016, respectively, was received on these notes receivable. Additional interest of $6,093 has been recorded, bringing the total balance owed at June 30, 2001 to $1,458,307.

NOTE 3 - RELATED PARTY TRANSACTIONS

In August 1995, the Company entered into employment agreements with two of its officers. These two agreements were for 36 months at a monthly compensation of $10,000 each. At June 30, 1997, $100,000 was owed to the two officers for unpaid wages. In addition, $50,000 was due to another officer at June 30, 1997 for services rendered to the Company from February 1, 1997 to June 30, 1997. At June 30, 1998, $140,000 of the unpaid wages was converted to a note payable. Interest on the note payable consisted of 14,000 shares of the Company's common stock valued at $28,000 (effective interest rate of 40%).
The $140,000 principal amount was converted to 140,000 shares of common stock during the year ended June 30, 1999. An additional $6,000 was loaned to the Company by this officer during the year ended June 30, 1999. This amount was subsequently paid during the year ended June 30, 2000.

As of June 30, 2001, $93,597 ($77,000 principal plus $16,597 of accrued interest) was owed to a former officer of the Company. The amount is unsecured, due on demand and accrues interest at 8.50% per annum. The Company is currently working on negotiations with the former officer to settle the amount owed (see Note 4).

                           AMERITYRE CORPORATION
                   (Formerly American Tire Corporation)
                      (A Development Stage Company)
                    Notes to the Financial Statements
                             June 30, 2001

NOTE 3 -  RELATED PARTY TRANSACTIONS (Continued)

The Company entered into an Agreement of Settlement and Mutual Release on August 19, 1997 with two former officers and another employee of the Company. As part of the settlement agreements, the Company agreed to pay a total of $360,000 for accrued wages and the purchase and cancellation of 1,270,000 shares of the Company's outstanding common stock. $160,000 was paid on the date of the agreement and the remaining $200,000 was paid in full during the year ended June 30, 2000.

On October 29, 1999, the Company entered into an exclusive license agreement with the Company's President and two unrelated parties to license certain intellectual property rights known as "Apparatus for Making Foam Products" and "Method for Making Polyurethane Tires with an Outer Skin" embodied in United States Patent No.'s 4,943,223 and 4,855,096, respectively. The agreement grants the Company an exclusive license to use, sell, license, or otherwise exploit the technology worldwide in exchange for a royalty of $0.25 per unit sold for all wholesale or retail sales of units produced utilizing the technology. The agreement provides for certain minimum production/royalty requirements following the first year in order to maintain the exclusive license. The licensors may terminate the agreement should the Company fail to pay any required royalty when due or fail to meet the minimum production/royalty requirements. As of June 30, 2001, the Company had no royalty obligation relating to this agreement.

The Company issued 180,000 shares of common stock to its former president in lieu of salary from July 1, 1998 to June 30, 2001. These shares were recorded at the average trading price of the stock of $2.00 on the date of issuance resulting in an original prepaid amount of $360,000. Amortization through June 30, 1999 was $120,000. The former president was terminated during July 1999. Management is alleging that the termination was with cause and therefore, the original employment agreement was voided. Management intends on vigorously trying to recover a portion of the original 180,000 shares issued. Because the ultimate outcome of this is uncertain, the remaining $240,000 of prepaid salary expense was written off during the year ended June 30, 1999 as a "loss on termination of employment agreement."

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company maintains an executive office suite in Boulder City, Nevada. During the year ended June 30, 2001, the Company renewed its lease for one year, beginning in April 2001. The monthly rental payment on this property throughout the lease term is $3,750.

On February 18, 2000, the Company entered into a separate office lease in Las Vegas, Nevada for five years beginning on March 1, 2000. The monthly rental payment is $8,400 for the first twelve months with annual increases based on the Consumer Price Index.

                           AMERITYRE CORPORATION
                   (Formerly American Tire Corporation)
                      (A Development Stage Company)
                    Notes to the Financial Statements
                             June 30, 2001

NOTE 4 -  COMMITMENTS AND CONTINGENCIES (Continued)

During July 1999, the Company signed a three year employment agreement with a new Chief Executive Officer. The agreement required the Company to pay a base annual salary of $100,000. The amount was to be paid in a combination of cash and shares of common stock based upon the market value of the stock at the time of issuance. During the year ended June 30, 2000, this officer resigned. During the year ended June 30, 2001, management of the Company entered into a settlement agreement with the former officer whereby the Company was required to pay the former officer a total of $60,000 cash (in periodic payments) and issue 10,000 shares of the Company's common stock. $20,000 was paid and the common shares were issued prior to June 30, 2001. The remaining $40,000 has been accrued as of June 30, 2001.

In April 2000, the Company filed an action in the United States District Court against Roger A Fleming ("Fleming"), a former officer, director and current shareholder. This claim is based upon Mr. Fleming's alleged breach of an employment contract and also includes additional claims against Fleming for breach of fiduciary duty, breach of covenant of good faith and fair dealing, intentional interference with business relations and prospective economic advantage, defamation, intentional misrepresentation and detrimental reliance and for monies due on a promissory note (see Note 2). In addition to monetary damages, the Company is seeking return of the common stock issued to Fleming pursuant to his employment agreement. During the reporting period, cause of action was moved to the United States District Court for the Northern District of Ohio, Eastern Division, pursuant to a motion by the defendant. The Company is currently trying to negotiate a settlement with Fleming for the return of common stock and the cancellation of certain debts claimed to be owed by the Company to Fleming. The outcome of these settlement arrangements cannot currently be determined

                           AMERITYRE CORPORATION
                   (Formerly American Tire Corporation)
                      (A Development Stage Company)
                    Notes to the Financial Statements
                             June 30, 2001

NOTE 5 -  STOCK TRANSACTIONS

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

During the year ended June 30, 2001, the Company issued 1,614,519 shares of its common stock for $2,693,597 in cash. In addition, the Company issued 42,500 shares for prepaid expenses valued at $80,000. The Company also issued 250,000 shares for notes receivable (exercise of options) totaling $250,000, and 221,581 shares for services rendered, valued at $584,687.

NOTE 6 -  STOCK SUBSCRIPTION DEPOSIT

As of June 30, 2001, the Company had received a total of $25,000 for the purchase of 12,500 shares of common stock. These 12,500 shares were issued subsequent to June 30, 2001. The $25,000 is being shown as a stock subscription deposit at June 30, 2001.

                           AMERITYRE CORPORATION
                   (Formerly American Tire Corporation)
                      (A Development Stage Company)
                    Notes to the Financial Statements
                             June 30, 2001

NOTE 7 -  STOCK OPTIONS AND WARRANTS OUTSTANDING

During the year ended June 30, 2001, the following stock options were granted:

a. Pursuant to a Consulting and Non-Disclosure Agreement, the Company granted to a consultant an option to purchase 100,000 shares of common stock exercisable at $3.00 per share that expire on April 16, 2003.

b. Pursuant to a Professional Services Engagement Contract, the Company granted an attorney an option to purchase 50,000 shares of common stock exercisable at $2.00 per share that expire on December 21, 2005. 12,500 of the options were exercised during the year ended June 30, 2001.

c. Pursuant to a Consulting Agreement, the Company granted to a consultant and director an option to purchase 250,000 shares of common stock exercisable at $3.00 per share that expire on April 16, 2003.

d. The Company granted to an attorney an option to purchase 50,000 shares of common stock exercisable at $2.00 per share that expire December 21, 2005. These options were exercised during the year ended June 30, 2001.

e. In August 2000, the Company entered into an exclusive worldwide sales and marketing agreement with Focus Sales and Marketing, LLC (Focus), to market the Company's "Flat-Free" bicycle tires under the brand name "AirRiders (TM)" worldwide. The marketing agreement extended through July 31, 2001. As part of the agreement, the Company granted to Focus the following options: 1) 500,000 options to purchase common stock at $3.00 per share exercisable through August 1, 2004 (immediately vested), 2) 500,000 options to purchase common stock at $3.00 per share exercisable through July 31, 2005 (vest on July 31, 2001), 3) 1,000,000 options to purchase common stock at $5.50 per share exercisable through July 31, 2006 (subsequently canceled) and 4) 1,000,000 options to purchase common stock at $8.00 per share exercisable through July 31, 2008 (subsequently canceled).

                           AMERITYRE CORPORATION
                   (Formerly American Tire Corporation)
                      (A Development Stage Company)
                    Notes to the Financial Statements
                             June 30, 2001

NOTE 7 -  STOCK OPTIONS AND WARRANTS OUTSTANDING (Continued)

A summary of the status of the Company's stock options as of June 30, 2001 and changes during the year ended June 30, 2001 are presented below:

                                                   Weighted    Weighted
                                                   Average     Average
                                         Stock     Exercise   Grant Date
                                        Options     Price     Fair Value
                                       ---------  ---------   ----------
Outstanding, June 30, 2000               330,000  $    0.79   $     0.00
    Granted                            3,450,000       5.14         0.18
    Expired/Canceled                    (100,000)      0.50         0.00
    Exercised                           (262,500)      1.05         0.10
                                       ---------  ---------   ----------
Outstanding, June 30, 2001             3,417,500  $    5.17   $     0.17
                                       =========  =========   ==========
Exercisable June 30, 2001                917,500  $    2.93   $     0.35
                                       =========  =========   ==========

The following summarized the exercise price per share and expiration date of the Company's outstanding options to purchase common stock at June 30, 2001:

              Expiration Date          Price            Number
              ----------------         -----         ------------
              August 1, 2004           $3.00              500,000
              July 31, 2005            $3.00              500,000
              July 31, 2006            $5.50            1,000,000
              July 31, 2008            $8.00            1,000,000
              December 21, 2005        $2.00               37,500
              April 16, 2003           $3.00              350,000
              June 1, 2003             $2.00               30,000
                                                     ------------
                                                        3,417,500
                                                     ============

At June 30, 2000, the Company had 225,000 warrants outstanding. During the year ended June 30, 2001, 25,000 of these warrants expired, and the remaining 200,000 were canceled. There were no warrants outstanding at June 30, 2001.

NOTE 8 - PREPAID EXPENSES

During the year ended June 30, 2001, the Company issued 20,000 shares of common stock valued at $35,000 for prepaid legal fees. Amortization of these fees as of June 30, 2001 totaled $3,500, leaving the prepaid legal fees balance at $31,500.

In addition, the Company also issued 22,500 shares of its common stock valued at $45,000 for prepaid rent, to be amortized over a period of twelve months at $3,750 per month. At June 30, 2001, amortization on this amount totaled $11,250, leaving the prepaid rent balance at $33,750.

The total of these prepaid expenses at June 30, 2001 was $65,250, and has been presented on the balance sheet as a reduction in stockholders' equity.

                           AMERITYRE CORPORATION
                   (Formerly American Tire Corporation)
                      (A Development Stage Company)
                    Notes to the Financial Statements
                             June 30, 2001

NOTE 9 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $13,565,507 at June 30, 2001 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its patented tires and to obtain additional equity financing if required to sustain operations until revenues are adequate to cover the costs.

NOTE 10 - SUBSEQUENT EVENTS

The following subsequent events occurred subsequent to June 30, 2001:

  1. The Company entered into an Agreement for Purchase and Sale of Real Estate during September 2001 to sell the Company's building and land in Ravenna, Ohio for $320,000.

  2. Concurrent with the cancellation of a Marketing Agreement with Focus Sales and Marketing, a total of 2,000,000 options were canceled effective July 31, 2001 (see Note 7).

  3. On August 30, 2001, the Company entered into an exclusive agreement with The Goodyear Tire & Rubber Company to jointly develop urethane tires with the ultimate objective of replacing rubber automobile tires.

  4. In July 2001, the Company issued 10,000 shares of its common stock to an attorney for prepaid legal services valued at $20,000. In addition, the Company issued 20,000 shares in exchange for a subscription receivable totaling $40,000, and 5,000 shares, valued at market value on the date of issuance, in exchange for services rendered, totaling $21,500. The Company also issued 2,000 shares for cash at $1.75 per share totaling $3,500 and 278,000 shares at $2.00 per share for cash totaling $557,000.