Form 10KSB/A
period 2001-06-30
AMERITYRE CORP
filed 2001-10-12
CIK 945828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB/A

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

Results of Operations
---------------------
Year ended June 30, 2001 compared to year ended June 30, 2000
-------------------------------------------------------------
During its operating history the Company has had limited revenues from the sale of its Products. Total revenues for the year ended June 30, 2001 were $116,336 compared to $60,039 for the same period in 2000. Since inception on January 30, 1995, the Company has had total sales of $259,331. Costs of sales for the year ended June 30, 2001 were $126,572, or 108% of sales as compared to $118,990, or 198% of sales for the year ended June 30, 2000. Management of the Company believes that the direct costs as a percent of sales will be reduced to profitable levels once the volume of Product sales exceeds the fixed costs of minimum Product production (i.e., labor costs). Management also believes that it currently has sufficient employees to merit a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

In August 2000, in an effort to increase sales of the Company's Products, the Company entered into an exclusive worldwide sales and marketing agreement with Focus Sales and Marketing LLC, a Newport Beach, California based sales and marketing group headed by Alan F. Rypinski. The Focus Group marketed the Company's bicycle tires under the brand name "AirRiders(TM)". Because no significant sales were experienced by the Company under this agreement, the agreement was terminated effective July 31, 2001. The Company knows of no other predictable events or uncertainties that may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations other than the lack of working capital.

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

Interest Expense. Interest expense for fiscal 2001 was $6,950, a reduction from $10,562 in fiscal 2000. The decrease in interest expense for fiscal year 2001 is directly attributed to the conversion to equity of convertible promissory notes issued during previous periods.

Other Income (Expense). For fiscal year 2001, the Company had other income consisting of interest income of $114,299 associated with stock subscription receivables and temporary investment of cash not needed in the ordinary daily business. These gains were offset by interest expense of $6,950 and a $5,125 loss on disposition of assets.

For fiscal 2000, the Company had other income of $45,641, which amount represents the interest accrued on a stock subscription receivable from a former affiliate of the Company and experienced a loss of $44,784, which amount represents the impairment loss recorded on certain patents and patent applications that were abandoned during the year.

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

At June 30, 2001, the Company had current assets of $964,810 and current liabilities of $355,709, for a working capital surplus of $609,101, a significant change from the working capital deficit of $35,163 at June 30, 2000. The Company had cash and cash equivalents of $530,052 and net accounts receivable of $13,678 at June 30, 2001 compared to cash and cash equivalents of $22,483 and net accounts receivable of $16,069 at June 30, 2000. Cash used in operations for the fiscal year ended June 30, 2001 was $1,990,783, compared to $1,389,897 for the fiscal year ended June 30, 2000, which have been funded primarily by cash received from the sale of common stock and the issuance of common stock for services and salary. At June 30, 2001, the Company had net property and equipment of $842,117, after deduction of $807,460 in accumulated depreciation. The Company's property and equipment consists mainly of land,$59,000; building and improvements, $305,532; and equipment, $1,265,200. Because at June 30, 2001, the Company has an accumulated deficit during the development stage of $13,565,507, the report of the Company's auditor contains a going concern modification as to the ability of the Company to continue.

During fiscal 2001, the Company continued to acquire working capital through the issuance of additional shares of common stock for cash, services and conversion of debt. The Company is aware of its ongoing cash requirements and has implemented a cash flow plan that continues to include expenditures associated with the promotion of markets for its Products. At June 30, 2001, the Company had subscription receivables from affiliates to provide an additional $1,458,307 in additional equity to the Company (Note 2 to the Financial Statements), however, no assurance can be given that the Company will be able to obtain any other commitments. The Company does not anticipate expending any substantial sums for new research and development during the fiscal year ended June 30, 2002.

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

                                        AMERITYRE CORPORATION

Date: October 9, 2001                   By /S/Richard A. Steinke, Chairman of
                                        the Board, President and CEO
                                        [Principal Executive Officer]

Date: October 9, 2001                   By /S/David K. Griffiths, Secretary
                                        Treasurer [Principal Accounting
                                        Officer]

Date: October 11, 2001                  /S/Louis M. Haynie, Director
Date: October 11, 2001                  /S/William K. Watkins, Director
Date: October 11, 2001                  /S/Gene Stipe, Director

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