Form 10QSB
period 2001-09-30
AMERITYRE CORP
filed 2001-11-19
CIK 945828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-94318-C


                            AMERITYRE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             NEVADA                                           87-0535207
--------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

705 YUCCA STREET, BOULDER CITY, NEVADA                          89005
--------------------------------------                   -------------------
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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 13,638,182 shares of common stock, par value $0.001, as of October 26, 2001.

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

The unaudited balance sheet of the Company as of September 30, 2001; the related audited balance sheet of the Company as of June 30, 2001; and the related unaudited statements of operations and cash flows for the three month period ended September 30, 2001 and 2000 and from January 30, 1995 (inception) through September 30, 2001, are attached hereto and incorporated herein by this reference

Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that can be expected for the Company's fiscal year ending June 30, 2002.

                             AMERITYRE CORPORATION
                         (A Development Stage Company)
                                BALANCE SHEETS
                                     ASSETS
                                                  SEPTEMBER 30,     JUNE 30,
                                                     2001             2001
                                                 ------------     ------------
                                                  (Unaudited)
Current Assets:
   Cash and cash equivalents                     $   842,135      $   530,052
   Accounts receivable - net                          15,951           13,678
   Inventory                                         468,225          400,920
   Prepaid expenses                                    5,066           20,160
                                                   ----------      ----------
          Total Current Assets                     1,331,377          964,810
                                                   ----------      ----------
Property and Equipment
   Land                                                  -             59,000
   Building and improvements                          41,613          305,532
   Equipment                                       1,279,751        1,265,200
   Furniture and fixtures                              7,692            7,692
   Automobiles                                        12,153           12,153
      Less: accumulated depreciation                (815,489)        (807,460)
                                                   ----------      ----------
          Total Property and Equipment               525,720          842,117
                                                   ----------      ----------

Other Assets:
   Patents - net                                      53,059           41,940
   Deposits                                           14,764            7,180
                                                   ----------      ----------
          Total Other Assets                          67,823           49,120
                                                   ----------      ----------
TOTAL ASSETS                                      $1,924,920       $1,856,047
                                                   ==========      ==========





The accompanying notes are an integral part of these financial statements.

                            AMERITYRE CORPORATION
                        (A Development Stage Company)
                          BALANCE SHEETS (Continued)


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  SEPTEMBER 30,     JUNE 30,
                                                      2001            2001
                                                 ------------     ------------
                                                  (Unaudited)
Current Liabilities:
   Accounts payable                              $    238,357     $   225,872
   Accrued expenses                                    11,156          11,240
   Note payable - related party                        77,000          77,000
   Interest payable   related party                    16,597          16,597
   Stock subscription deposit                           2,000          25,000
                                                   ----------      ----------
          Total current liabilities                   345,110         355,709
                                                   ----------      ----------
TOTAL LIABILITIES                                     345,110         355,709
                                                   ----------      ----------
Stockholder Equity:
   Preferred stock, par value $0.001,
    5,000,000 shares authorized, 0 shares
    issued and outstanding                                  -               -
   Common stock, par value $0.001, 25,000,000
    shares authorized, 13,604,635 and 13,291,635
    shares issued and outstanding, respectively        13,605          13,292
   Additional paid-in capital                      17,201,797      16,576,110
   Stock subscriptions receivable                  (1,491,394)     (1,458,307)
   Prepaid expenses                                   (74,000)        (65,250)
   Deficit accumulated during the
    development stage                             (14,070,198)    (13,565,507)
                                                   ----------      ----------
          Total stockholders' equity                1,579,810       1,500,338
                                                   ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $1,924,920      $1,856,047
                                                   ==========      ==========








The accompanying notes are an integral part of these financial statements.

                             AMERITYRE CORPORATION
                     (Formerly American Tire Corporation)
                           Statements of Operations
                                  (Unaudited)

                                                                                        From
                                                        For the        For the      Inception on
                                                     Three Months   Three Months    January 30,
                                                        Ended          Ended        1995 Through
                                                     September 30,  September 30,   September 30,
                                                         2001           2000            2001
                                                     ------------   ------------    ------------
NET SALES                                            $     23,692   $     52,323   $     283,023

COST OF SALES                                              14,877         52,718         406,914
                                                     ------------   ------------    ------------
GROSS MARGIN                                                8,815           (395)       (123,891)
                                                     ------------   ------------    ------------
EXPENSES
 Consulting                                               127,654         264,603      2,349,597
 Payroll and payroll taxes                                133,281          78,951      4,039,456
 Depreciation and amortization                             54,330          61,981      1,043,250
 Bad debt expense                                               -               -         52,112
 Selling, general and administrative                      239,969         225,668      3,876,269
                                                     ------------   -------------   ------------
    Total Expenses                                        555,234         631,203     11,360,684
                                                     ------------   -------------   ------------
LOSS BEFORE OTHER INCOME (EXPENSES)                      (546,419)       (631,598)   (11,484,575)
                                                     ------------   -------------   ------------
OTHER INCOME (EXPENSES)
 Other income                                                   -               -          2,298
 Interest income                                           23,692          24,547        253,683
 Interest expense                                               -          (1,650)      (637,401)
 Impairment loss                                                -               -     (1,694,111)
 Asset impairment loss                                          -               -        (58,426)
 Loss on termination of employment agreement                    -               -       (240,000)
 Gain on disposition of assets                             18,036               -         54,549
                                                     ------------   -------------   ------------
TOTAL OTHER INCOME (EXPENSES)                              41,728          22,897     (2,319,408)
                                                     ------------   -------------   ------------
NET LOSS BEFORE DISCONTINUED OPERATIONS              $   (504,691)  $    (608,701)  $(13,803,983)
                                                     ============   =============   ============
DISCONTINUED OPERATIONS
 Loss from discontinued operations                              -               -       (495,108)
 Gain from disposition of subsidiary                            -               -        228,893
                                                     ------------   -------------   ------------
     Net Discontinued Operations                                -               -       (266,215)
                                                     ------------   -------------   ------------
NET LOSS                                             $   (504,691)  $    (608,701)  $(14,070,198)
                                                     ============   =============   ============

BASIC LOSS PER SHARE
 Loss from operations                                $      (0.04)  $      (0.05)
 Discontinued operations                                        -              -
                                                     ------------   ------------
   Basic Loss Per Share                              $      (0.04)  $      (0.05)
                                                     ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES                      13,533,480     11,373,181
                                                     ============   ============


The accompanying notes are an integral part of these financial statements.

                                AMERITYRE CORPORATION
                            (A Development Stage Company)
                              Statements of Cash Flows
                                   (Unaudited)

                                                                                        From
                                                       For the       For the        Inception on
                                                     Three Months   Three Months    January 30,
                                                        Ended          Ended        1995 Through
                                                     September 30,  September 30,   September 30,
                                                         2001           2000            2001
                                                     -------------  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                             $    (504,691)  $  (608,701)   $(14,070,198)
 Adjustments to Reconcile Net (Loss) to
  Net Cash (Used) by Operating Activities:
    Depreciation and amortization                           54,330        61,981       1,043,250
    Bad debt expense                                             -             -          52,112
    (Gain) on disposition of assets                        (18,036)            -         (54,549)
    Asset impairment loss                                        -             -       1,752,537
    (Gain) on disposition of subsidiary                          -             -        (228,893)
    Loss on termination of employment contract                   -             -         240,000
    Loss from discontinued operations                            -             -         495,108
    Additional expense on stock options granted                  -             -         313,818
    Common stock issued for services                        25,000             -       1,840,038
    Services provided in lieu of cash payment
     on subscriptions receivable                                 -             -          75,000
    Common stock issued in lieu of interest                      -             -         499,519
    Interest on subscription receivable                     (3,781)      (23,106)       (111,874)
  Changes in Assets and Liabilities:
     (Increase) decrease in accounts receivable
      and accounts receivable - related party               (2,273)        8,275         (68,063)
     (Increase) decrease in inventory                      (67,305)       17,565        (468,225)
     (Increase) decrease in prepaid expenses                 6,344       (19,702)      1,042,934
     (Increase) decrease in other assets                   (19,219)        4,140         (39,080)
     Increase (decrease) in accounts payable and
      accrued expenses                                      12,401       (12,785)        119,306
                                                       -----------   -----------    ------------
  Net Cash (Used) by Operating Activities                 (517,230)     (572,333)     (7,567,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for patents                                           -             -         (77,742)
 Sale of fixed assets                                      315,169             -         390,669
 Purchase of equipment                                     (14,550)      (31,762)     (1,784,539)
 Purchase of subsidiary                                          -             -        (400,000)
                                                       -----------   -----------    ------------
  Net Cash Provided (Used) by Investing Activities     $   300,619   $   (31,762)   $ (1,871,612)
                                                       -----------   -----------    ------------

  The accompanying notes are an integral part of these financial statements.

                                AMERITYRE CORPORATION
                            (A Development Stage Company)
                         Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                        From
                                                       For the       For the        Inception on
                                                     Three Months   Three Months    January 30,
                                                        Ended          Ended        1995 Through
                                                     September 30,  September 30,   September 30,
                                                         2001           2000            2001
                                                     ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock                           $         -   $          -    $   (439,862)
 Receipt of subscription receivable                        10,694   $     16,738         110,480
 Payment of stock offering costs                                -              -        (160,401)
 Proceeds from notes payable                                    -              -       2,298,838
 Increase (decrease) in stock subscription deposits       (23,000)       336,427           2,000
 Payments made on notes payable and line of credit              -              -        (429,838)
 Payments made to related parties                               -              -         (16,000)
 Common stock issued for cash                             541,000        770,000       8,915,790
                                                     ------------   ------------    ------------
     Net Cash Provided by Financing Activities            528,694      1,123,165      10,281,007
                                                     ------------   ------------    ------------
NET INCREASE IN CASH                                      312,083        519,070         842,135

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                530,052         22,483               -
                                                     ------------   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    842,135   $    541,553    $    842,135
                                                     ============   ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

  CASH PAID FOR:
     Interest                                        $          -   $          -    $     84,220
     Income taxes                                    $          -   $          -    $          -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for services rendered           $     25,000   $          -    $  1,840,038
 Common stock issued in lieu of debt and interest    $          -   $          -    $  2,241,519
 Common stock issued for acquisition of subsidiary   $          -   $          -    $  1,550,000
 Common stock issued as prepaid expenses             $     20,000   $          -    $  1,382,000
 Common stock issued for equipment                   $          -   $          -    $     12,500
 Common stock issued for subscriptions receivable    $     40,000   $          -    $  1,040,000



  The accompanying notes are an integral part of these financial statements.

                                AMERITYRE CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                    Notes to the Unaudited Financial Statements
                       September 30, 2001 and June 30, 2001

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $14,070,198 at September 30, 2001 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its patented tires and to obtain additional equity financing if required to sustain operations until revenues are adequate to cover the costs.

NOTE 3 - SALE OF FIXED ASSETS

In September 2001, the Company signed and executed an agreement with AMB Partnership, PLL, (AMB) under which the Company sold the fixed assets relating to its property in Ravenna, Ohio. Under the terms of the agreement, AMB obtained title to the land, building, and building improvements previously owned by the Company in exchange for $360,000. The sale of this property, less applicable settlement charges and taxes, yielded $291,713 in cash for the Company, which resulted in a gain on sale of fixed assets of $18,036.

NOTE 4 - SUBSEQUENT EVENT

In July 2001, the Company executed an agreement with an unaffiliated shareholder under which the Company issued 20,000 shares of its common stock at $2.00 per share to the individual in exchange for a promissory note with a face value of $40,000, bearing interest at 8.5% per annum. Subsequent to September 30, 2001, all of these shares were canceled by the Company due to non-payment, and all obligations under the promissory note were terminated.

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

General
-------
The Company has proprietary and nonproprietary technology for the manufacturing of flat-free specialty tires for bicycles and lawn and garden tires (the "Products"). The Company's primary marketing strategy has been to introduce its Products through sales to original equipment manufacturers, tire distributors and dealers, and to direct market via the Company's internet website.

During the period ended September 30, 2001, the Company began establishing a dealer network for its Products throughout the United States. Dealer locations can be accessed through the Company's internet website at www.amerityre.com.

Results of Operations for three month period ended September 30, 2001 compared to the three month period ended September 30, 2000
------------------------------------------------------------------------------

Revenues: The Company's net sales for the three month period ended September 30, 2001 were $23,692 compared $52,323 for the same three month period ended September 30, 2000. The decrease in sales during the three month period ended September 30, 2001 as compared the same period in 2000 is directly attributed to the Company's shift from marketing its "Lazer [TM]" bicycle to focusing on establishing sales through a tire distributor and dealer network. Management expects sales revenues to increase steadily during the remainder of its fiscal year as additional dealers are added to its dealer network.

Cost of Sales: Cost of sales for the three month period ended September 30, 2001 were $14,877, or 64% of sales. Costs of sales for the three month period ended September 30, 2000 were $52,718, or 101% of sales. The Company believes that its direct costs as a percent of sales will be reduced to profitable levels once the volume of Product sales exceeds the fixed costs of minimum Product production (i.e. labor costs).

Corporate Expense. For the three month period ended September 30, 2001, total operating expenses were $555,234, consisting of consulting $127,654, payroll and payroll taxes of $133,281, depreciation and amortization of $54,330 and selling, general and administrative expenses of $239,969, resulting in a loss from operations of $546,419. For the three month period ended September 30, 2000, total operating expenses were $631,203, consisting of mainly of consulting $264,603, payroll and payroll taxes of $78,951, depreciation and amortization of $61,981 and selling, general and administrative expenses of $225,668, resulting in a loss from operations of $631,598. The Company expects operating expenses to remain relatively constant for the remainder of the fiscal year at an estimated $170,000 per month.

Interest Expense. There was no interest expense during the three month period ended September 30, 2001. Interest expense for the three month period ended September 30, 2000 was $1,650.

The Company experienced a net loss of $504,691 for the three month period ended September 30, 2001. The basic loss per share for the period was $0.04, based on the weighted average number of shares outstanding of 13,533,480. The Company experienced a net loss of $608,701 for the three month period ended September 30, 2000. The basic loss per share for the period was $0.05 in 2000, based on the weighted average number of shares outstanding of 11,373,181.

Liquidity and Capital Resources
-------------------------------
The Company has current assets of $1,331,377 and current liabilities of $345,110, for a working capital surplus of $986,267 at September 30, 2001. Current assets consisted largely of cash and cash equivalents of $842,135 and inventory of $468,225, while accounts receivable of $15,951 and prepaid expenses of $5,066 made up the balance. Net cash used in operations was $517,230 and $572,333 for the three month periods ended September 30, 2001 and 2000, respectively. Cash used in operations for the comparative periods ended September 30, 2001 and 2000 has been funded primarily by cash received from the sale of common stock.

At September 30, 2001, the Company had net property and equipment of $525,720, after deduction of $815,489 in accumulated depreciation, a net reduction of $316,397 compared to September 30, 2000. The reduction was a direct result of the Company's sale of its real estate and former manufacturing facility in Ravenna, Ohio, that was sold during the period for gross proceeds of $360,000. The sale of the property, less applicable settlement charges and taxes, yielded the Company $291,713 in cash, which resulted in a gain on sale of fixed assets of $18,036. At September 30, 2001, the Company's property and equipment now consists mainly of equipment, ($1,279,751) and building and improvements ($41,613).

The report of the Company's auditor for the Company's fiscal year end at June 30, 2001, contains a going concern modification as to the ability of the Company to continue. At September 30, 2001, the Company had an accumulated deficit during the development stage of $14,070,198. Although the Company had a working capital surplus of $986,267 at September 30, 2001 (in large part due to the sale of common stock for cash and cash proceeds derived from the sale of the Ravenna, Ohio property), the Company had a net loss of $504,691 for the period ended September 30, 2001 and has limited internal financial resources.

As indicated above, during the three months ended September 30, 2001, the Company continued to acquire working capital through the issuance of additional shares of common stock for cash, services and conversion of debt. The Company is aware of its ongoing cash requirements and has implemented a cash flow plan that continues to include expenditures associated with the promotion of markets for its Products. At September 30, 2001, the Company had subscription receivables from affiliates to provide an additional $1,491,394 and prepaid expenses of $74,000, however, no assurance can be given that the Company will be able to obtain any other funding commitments. The Company does not anticipate expending any substantial sums for new research and development during the fiscal year ended June 30, 2002.

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


                           PART II - OTHER INFORMATION

                            ITEM 1.  LEGAL PROCEEDINGS

In April 2000 the Company filed an action in the United States District Court, District of Nevada, Case No. CV-S 00-0540-DWH-LRL, against Roger A. Fleming ("Fleming"), a former officer, director and current shareholder. This action is a breach of employment contract case that includes additional claims against Fleming for breach of fiduciary duty, breach of covenant of good faith and fair dealing, intentional interference with business relations and prospective economic advantage, defamation, intentional misrepresentation and detrimental reliance and for monies due on a promissory note. The cause of action was moved to the United States District Court for the Northern District of Ohio, Eastern Division, pursuant to a motion by the defendant. As of the date of this filing the Company has negotiated proposed terms for a settlement with Mr. Fleming's legal counsel, however, a definitive settlement agreement has not yet been signed. A status conference has been schedule by the Court on December 17, 2001, which will be canceled in the event a settlement entry is submitted by the parties.

                       ITEM 2.  CHANGES IN SECURITIES

During the three month period ended September 30, 2001, the Company issued and aggregate of 313,000 shares of its common stock, consisting of 270,500 shares for approximately $541,000 at $2.00 per share, 22,500 shares for services valued at $2.00 per share, and 20,000 shares at $2.00 per share in exchange for a $40,000 promissory note from an unaffiliated shareholder due October 28, 2001. In November 2001, the 20,000 shares issued in exchange for the promissory note were cancelled and the shareholder's obligation under the promissory note was terminated. The securities issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or
Section 4(2) of the Securities Act and the regulations promulgated thereunder.

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

                                         AMERITYRE CORPORATION
Dated: November 14, 2001                 /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Principal Accounting Officer