Form 10QSB
period 2001-12-31
AMERITYRE CORP
filed 2002-02-14
CIK 945828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, was 13,603,282 shares of common stock, par value $0.001, as of January 31, 2002.

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

Our unaudited balance sheet as of December 31, 2001; the related audited balance sheet as of June 30, 2001; the related unaudited statements of operations and cash flows for the three and six month period ended December 31, 2001 and 2000 and from January 30, 1995 (inception) through December 31, 2001 are attached hereto and incorporated herein by this reference.

                             AMERITYRE CORPORATION
                         (A Development Stage Company)
                                BALANCE SHEETS
                                     ASSETS
                                                DECEMBER 31,       JUNE 30,
                                                    2001             2001
                                                ------------     ------------
                                                 (Unaudited)
Current Assets:
   Cash and cash equivalents                    $    263,789     $    530,052
   Accounts receivable - net                          26,144           13,678
   Inventory                                         542,132          400,920
   Prepaid expenses                                   25,319           20,160
                                                ------------     ------------
          Total Current Assets                       857,384          964,810
                                                ------------     ------------
Property and Equipment
   Land                                                    -           59,000
   Building and improvements                          41,613          305,532
   Equipment                                       1,322,418        1,265,200
   Furniture and fixtures                              7,692            7,692
   Automobiles                                        12,153           12,153
      Less: accumulated depreciation                (869,894)        (807,460)
                                                ------------     ------------
          Total Property and Equipment               513,982          842,117
                                                ------------     ------------

Other Assets:
   Patents - net                                      64,812           41,940
   Deposits                                            7,180            7,180
                                                ------------     ------------
          Total Other Assets                          71,992           49,120
                                                ------------     ------------
TOTAL ASSETS                                    $  1,443,358     $  1,856,047
                                                ============     ============


  The accompanying notes are an integral part of these financial statements.

                            AMERITYRE CORPORATION
                        (A Development Stage Company)
                          BALANCE SHEETS (Continued)


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                DECEMBER 31,       JUNE 30,
                                                    2001             2001
                                                ------------     ------------
                                                 (Unaudited)
Current Liabilities:
   Accounts payable                             $     66,592     $    225,872
   Accrued expenses                                    9,139           11,240
   Note payable - related party                            -           77,000
   Interest payable   related party                        -           16,597
   Stock subscription deposit                              -           25,000
                                                ------------     ------------
          Total current liabilities                   75,731          355,709
                                                ------------     ------------
TOTAL LIABILITIES                                     75,731          355,709
                                                ------------     ------------
Stockholder Equity:
   Preferred stock, par value $0.001,
    5,000,000 shares authorized, 0 shares
    issued and outstanding                                 -                -
   Common stock, par value $0.001, 25,000,000
    shares authorized, 13,528,281 and 13,291,635
    shares issued and outstanding, respectively       13,528           13,292
   Additional paid-in capital                     17,379,039       16,576,110
   Stock subscriptions receivable                   (925,743)      (1,458,307)
   Prepaid expenses                                 (262,750)         (65,250)
   Deficit accumulated during the
    development stage                            (14,836,447)     (13,565,507)
                                                ------------     ------------
          Total stockholders' equity               1,367,627        1,500,338
                                                ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  1,443,358     $  1,856,047
                                                ============     ============


  The accompanying notes are an integral part of these financial statements.

                           AMERITYRE CORPORATION
                        (A Development Stage Company)
                          Statements of Operations
                                (Unaudited)
                                                   For the          For the
                                                Three  Months    Three Months
                                                    Ended            Ended
                                                December 31,     December 31,
                                                     2001             2000
                                                ------------     ------------
NET SALES                                       $     66,687     $     14,423

COST OF SALES                                         46,713           27,066
                                                ------------     ------------
GROSS MARGIN                                          19,974          (12,643)
                                                ------------     ------------
EXPENSES
 Consulting                                           97,999          158,912
 Payroll and payroll taxes                           280,798          408,864
 Depreciation and amortization                        54,921           61,241
 Bad debt expense                                          -                -
 Selling, general and administrative                 373,675          445,247
                                                ------------     ------------
    Total Expenses                                   807,393        1,074,264
                                                ------------     ------------
LOSS BEFORE OTHER INCOME (EXPENSES)                 (787,419)      (1,086,907)
                                                ------------     ------------
OTHER INCOME (EXPENSES)
 Other income                                              -                -
 Interest income                                      21,170           28,553
 Interest expense                                          -           (1,649)
 Impairment loss                                           -                -
 Inventory impairment loss                                 -                -
 Loss on termination of employment agreement               -                -
 Loss on disposition of assets                             -           (5,125)
                                                ------------     ------------
TOTAL OTHER INCOME (EXPENSES)                         21,170           21,779
                                                ------------     ------------
NET LOSS BEFORE DISCONTINUED OPERATIONS         $   (766,249)    $ (1,065,128)
                                                ============     ============
DISCONTINUED OPERATIONS
 Loss from discontinued operations                         -                -
 Gain from disposition of subsidiary                       -                -
                                                ------------     ------------
     Net Discontinued Operations                           -                -
                                                ------------     ------------
NET LOSS                                        $   (766,249)    $ (1,065,128)
                                                ------------     ------------
BASIC LOSS PER SHARE
 Loss from operations                           $      (0.06)    $      (0.09)
 Discontinued operations                                   -                -
                                                ------------     ------------
 Basic Loss Per Share                           $      (0.06)    $      (0.09)
                                                ============     ============
WEIGHTED AVERAGE NUMBER OF SHARES                 13,528,301       11,791,078
                                                ============     ============

  The accompanying notes are an integral part of these financial statements.

                             AMERITYRE CORPORATION
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                       From
                                                         For the        For the     Inception on
                                                        Six Months     Six Months    January 30,
                                                          Ended          Ended      1995 Through
                                                       December 31,  December 31,   December 31,
                                                           2001           2000          2001
                                                      ------------   ------------   ------------
NET SALES                                             $     90,379   $     66,746   $    349,710

COST OF SALES                                               61,591         79,784        453,627
                                                      ------------   ------------   ------------
GROSS MARGIN                                                28,788        (13,038)      (103,917)
                                                      ------------   ------------   ------------
EXPENSES
  Consulting                                               225,653        423,515      2,447,596
  Payroll and payroll taxes                                414,079        487,815      4,320,254
  Depreciation and amortization                            109,251        123,222      1,098,171
  Bad debt expense                                               -              -         52,112
  Selling, general and administrative                      613,644        670,915      4,249,944
                                                      ------------   ------------   ------------
     Total Expenses                                      1,362,627      1,705,467     12,168,077
                                                      ------------   ------------   ------------
LOSS BEFORE OTHER INCOME (EXPENSES)                     (1,333,838)    (1,718,505)   (12,271,994)
                                                      ------------   ------------   ------------
OTHER INCOME (EXPENSES)
  Other income                                                   -              -          2,298
  Interest income                                           44,862         53,100        274,853
  Interest expense                                               -         (3,299)      (637,401)
  Impairment loss                                                -              -     (1,694,111)
  Asset impairment loss                                          -              -        (58,426)
  Loss on termination of employment agreement                    -              -       (240,000)
  Gain (Loss)on disposition of assets                       18,036         (5,125)        54,549
                                                      ------------   ------------   ------------
TOTAL OTHER INCOME (EXPENSES)                               62,898         44,676     (2,298,238)
                                                      ------------   ------------   ------------
NET LOSS BEFORE DISCONTINUED OPERATIONS               $(1,270,940)   $ (1,673,829)  $(14,570,232)
                                                      ============   ============   ============
DISCONTINUED OPERATIONS
  Loss from discontinued operations                              -              -       (495,108)
  Gain from disposition of subsidiary                            -              -        228,893
                                                      ------------   ------------   ------------
     Net Discontinued Operations                                 -              -       (266,215)
                                                      ------------   ------------   ------------
NET LOSS                                              $ (1,270,940)  $ (1,673,829)  $(14,836,447)
                                                      ------------   ------------   ------------
BASIC LOSS PER SHARE
  Loss from operations                                $      (0.09)  $      (0.14)
  Discontinued operations                                        -              -
                                                      ------------   ------------
   Basic Loss Per Share                               $      (0.09)  $      (0.14)
                                                      ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES                       13,567,718     11,586,741
                                                      ============   ============


The accompanying notes are an integral part of these financial statements.

                              AMERITYRE CORPORATION
                           (A Development Stage Company)
                         Statements of Cash Flows (Continued)
                                     (Unaudited)

                                                                                       From
                                                         For the        For the     Inception on
                                                        Six Months     Six Months    January 30,
                                                          Ended          Ended      1995 Through
                                                       December 31,  December 31,   December 31,
                                                           2001           2000          2001
                                                      ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                              $ (1,270,940)  $ (1,673,829)  $(14,836,447)
 Adjustments to Reconcile Net (Loss) to
  Net Cash (Used) by Operating Activities:
    Depreciation and amortization                          109,251        123,222      1,098,171
    Bad debt expense                                             -              -         52,112
    (Gain) loss on disposition of assets                   (18,036)         5,125        (54,549)
    Asset Impairment loss                                        -              -      1,752,537
    (Gain) on disposition of subsidiary                          -              -       (228,893)
    Loss on termination of employment contract                   -              -        240,000
    Loss from discontinued operations                            -              -        495,108
    Additional expense on stock options granted                  -              -        313,818
    Common stock issued for services                       300,000        333,750      2,115,038
    Services provided in lieu of cash payment
     on subscriptions receivable                                 -              -         75,000
    Common stock issued in lieu of interest                      -              -        499,519
    Interest on subscriptions receivable                    (6,427)       (46,720)      (114,520)
  Changes in Assets and Liabilities:
    (Increase) decrease in accounts receivable
     and accounts receivable - related party               (12,466)         5,566        (78,256)
    (Increase) decrease in inventory                      (141,211)        (9,131)      (542,131)
    (Increase) decrease in prepaid expenses                 17,341         (3,094)     1,053,931
    (Increase) decrease in other assets                      2,252        (19,304)       (17,609)
    Increase (decrease) in accounts payable and
     accrued expenses                                      (42,813)      (124,642)        64,092
                                                      ------------   ------------   ------------
  Net Cash (Used) by Operating Activities               (1,063,049)    (1,409,057)    (8,113,079)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Cash paid for patents                                     (23,905)             -       (101,647)
 Sale of Equipment                                         322,919              -        398,419
 Purchase of property and equipment                        (57,218)      (119,686)    (1,827,207)
 Purchase of subsidiary                                          -              -       (400,000)
                                                      ------------   ------------   ------------
  Net Cash Provided (Used) by Investing Activities    $    241,796   $   (119,686)  $ (1,930,435)
                                                      -------------  ------------   ------------

  The accompanying notes are an integral part of these financial statements.

                               AMERITYRE CORPORATION
                           (A Development Stage Company)
                        Statements of Cash Flows (Continued)
                                    (Unaudited)

                                                                                        From
                                                       For the       For the        Inception on
                                                       Six Months    Six Months     January 30,
                                                         Ended          Ended       1995 Through
                                                      December 31,   December 31,    December 31,
                                                          2001           2000           2001
                                                     ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock                          $          -  $           -    $   (439,862)
 Receipt of subscription receivable                        36,990         41,175         136,776
 Payment of stock offering costs                                -              -        (160,400)
 Proceeds from notes payable                                    -              -       2,298,838
 Increase (decrease) in stock subscription deposit        (25,000)       561,397               -
 Payments made on notes payable and line of credit              -              -        (429,838)
 Payments made to related parties                               -              -         (16,000)
 Common stock issued for cash                             543,000      1,079,450       8,917,790
                                                     ------------   ------------    ------------
     Net Cash Provided (Used) by Financing
      Activities                                          554,990      1,682,022      10,307,303
                                                     ------------   ------------    ------------
NET INCREASE (DECREASE) IN CASH                          (266,263)       153,279         263,789

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                530,052         22,483               -
                                                     ------------   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    263,789   $    175,762    $    263,789
                                                     ============   ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
 Interest                                            $          -   $          -    $          -
 Income taxes                                        $          -   $          -    $          -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for services rendered           $    300,000   $    333,750    $  2,115,038
 Common stock issued in lieu of debt and interest    $     80,000   $          -    $  2,321,519
 Common stock issued for acquisition of subsidiary   $          -   $          -    $  1,550,000
 Common stock issued as prepaid expenses             $    220,000   $          -    $  1,582,000
 Common stock issued for equipment                   $          -   $          -    $     12,500
 Common stock issued for subscription receivable     $          -   $          -    $  1,040,000




  The accompanying notes are an integral part of these financial statements.

                               AMERITYRE CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                    Notes to the Unaudited Financial Statements
                        December 31, 2001 and June 30, 2001

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2001 Annual Report on Form 10-KSB. Operating results for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $14,836,447 at December 31, 2001 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its patented tires and to obtain additional equity financing if required to sustain operations until revenues are adequate to cover the costs.

NOTE 3 - MATERIAL EVENT

In April 2000 the Company filed an action in the United States District Court, District of Nevada, Case No. CV-S 00-0540-DWH-LRL, against Roger A. Fleming ("Fleming"), a former officer, director and current shareholder. In December 2001, the Company reached a definitive settlement agreement with Mr. Fleming, wherein he agreed to return for cancellation a total of 300,000 shares of the 630,000 shares that received in connection with his employment agreement. A final Dismissal with Prejudice was filed in the United States District Court for the Northern District of Ohio, Eastern Division, on December 26, 2001.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements
----------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements relating to our future economic performance; (d) statements of our assumptions underlying other statements and statements about us relating to the future; and (e) any statements we may make using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

General
-------
We have proprietary and nonproprietary technology for the manufacturing of flat-free specialty tires for bicycles and lawn and garden tires ("Products")from polyurethanes. Our primary marketing strategy has been to introduce our Products through sales to original equipment manufacturers, tire distributors and dealers, and direct market to customers via our internet website www.amerityre.com.

In October 2001, we implemented a plan to place our Products in bicycle shops, hardware stores and tire stores. Since implementing the plan we have placed our products in over 1,000 retail outlets in 30 states. We are presently negotiating with retail chains representing several thousand more retail outlets and our goal is to have our Products carried in 10,000 such outlets throughout the United States by the end of December 2002. Dealer locations can be accessed through our website.

Our Results of Operations for the Three and Six Month Periods ended December 31, 2001 compared to the Three and Six Month Periods ended December 31, 2000
----------------------------------------------------------------------------
Revenue: Our net sales for the three and six month periods ended December 31, 2001 were $66,687 and $90,379, respectively, compared to $14,423 and $66,746 for the comparable periods ended December 31, 2000. We have seen an increase in the sales of our Products since implementing our direct marketing plan to retail outlets in October 2001. Further, our increase in sales during the six month period ended December 31, 2001 as compared to the same six month period in 2000 is directly attributed to our shift from marketing "Lazer" <TM> bicycles to focusing on sales of Products through tire distributorships and dealer networks. We expect our net sales to continue to increase as we continue to expand dealer locations, market awareness and Product availability.

Cost of Sales: Our cost of sales for three and six month periods ended December 31, 2001 were $46,713 and $61,591, or 70% and 68% of sales, respectively. Our cost of sales for the three and six month periods ended December 31, 2000 were $27,066 and $79,784, or 187% and $120% of sales, respectively. The decrease in the percentage that our cost of sales represent to our net revenues for the three and six month periods ended December 31, 2001, is directly related to the economies of scale associated with producing our Products. We believe that our costs of sales as a percentage of net revenues may continue to decrease as our costs are spread over a broader range of Products.

Operating Expenses: Our total operating expenses for the three and six month periods ended December 31, 2001, were $807,393 and $1,362,627, respectively. These expenses consisted mainly of payroll and payroll taxes of $280,798 and $414,079; consulting expenses of $97,999 and $225,653; depreciation and amortization expenses of $54,921 and $109,251; and selling, general and administrative expenses of $373,675 and $613,644, resulting in losses from operations of $787,419 and $1,333,838, respectively. Our total operating expenses for the three and six month periods ended December 31, 2000, were $1,074,264 and $1,705,467, respectively. These expenses consisted mainly of payroll and payroll taxes of $408,864 and $487,815; consulting expenses of $158,912 and $423,515; depreciation and amortization expenses of $61,241 and $123,222; and selling, general and administrative expenses of $445,247 and $670,915, resulting in losses from operations of $1,086,907 and $1,718,505, respectively.

For the three and six month periods ended December 31, 2001, consulting expenses decreased $60,913 and $197,862, respectively, from the comparable periods in the prior year as we utilized less third-party consulting services. In the 2001 reporting periods, payroll and payroll taxes decreased $128,066 and $73,736, respectively, and selling, general and administrative expenses decreased $71,572 and $57,271, respectively, as we continued cost-cutting efforts and shifted administrative responsibilities. In addition, our depreciation and amortization expenses for the 2001 reporting periods decreased $6,320 and $13,971, respectively, as a result of our sale of the Ravenna, Ohio facility. We expect our operating expenses to be approximately $200,000 per month for the remainder of the fiscal year based on our current operating requirements.

Other Income and Expense. During the three and six month periods ended December 31, 2001, we had interest income of $21,170 and $44,862, respectively, compared to $28,553 and $53,100, respectively, for the comparable periods in 2000. Our interest income is derived from our cash and cash equivalents held in interest bearing accounts. During the 2001 reporting periods we had no interest expense, however, in the 2000 reporting periods we had nominal interest expense of $1,649 and $3,299, respectively. During the six month period ended December 31, 2001, we had a gain of $18,036 associated with the disposition of our Ravenna, Ohio facility, for total other income of $62,898 compared to total other income of $44,676 for the comparable period in 2000, which included a loss on disposition of assets of $5,125.

We experienced a net loss of $766,249 and $1,270,940, respectively, for the three and six month periods ended December 31, 2001, with a basic loss per share of $0.06 and $0.09, based on the weighted average number of shares outstanding of 13,528,301 and 13,567,718. For the comparative period in 2000, we experienced a net loss of $1,065,128 and $1,673,829, respectively, with a basis loss per share of $0.09 and $0.14, based on the weighted average number of shares outstanding of 11,791,078 and 11,586,741.

Liquidity and Capital Resources
---------------------------------
During the six month period ended December 31, 2001, we issued 271,500 shares of our common stock for cash at $2.00 per share, for aggregate cash proceeds of $543,000.00. In addition, we issued 125,000 shares valued at $2.00 per share for services; 10,000 shares valued at $2.00 per share for prepaid services; 7,646 shares valued at approximately $3.92 per share in lieu of debt; and 22,500 shares valued at approximately $2.22 per share in lieu of cash payment for royalties due on a technology license agreement, for an aggregate value of $350,000 during the reporting period.

We had current assets of $857,384 and current liabilities of $75,731 for working capital of $781,650 at December 31, 2001. Our current assets consisted largely of cash and cash equivalents of $263,789 and inventory of $542,132, while accounts receivable of $26,144 and prepaid expenses of $25,319 made up the balance. Net cash used in our operations was $1,063,049 and $1,409,057 for the six month period ended December 31, 2001 and December 31, 2000, respectively. Cash used by our operating activities for the six months ended December 31, 2001 was funded primarily by cash received from the sale of our stock and the value of stock issued in lieu of debt and for services.

At December 31, 2001, we had net property and equipment of $513,982, after deducting $869,894 in accumulated depreciation. Our property and equipment consist mainly of equipment, $1,330,010; building and improvements, $41,613; and vehicles, $12,153. At December 31, 2001, we had an accumulated deficit during the development stage of $14,836,447, and we had limited working capital and internal financial resources. The report of our auditor for our most recent fiscal year ended June 30, 2001, contains a going concern modification as to our ability to continue. During fiscal 2002 (July 1, 2001 through June 30, 2002), we expect that we will be able to continue measures that will (i) reduce unnecessary cash outflows, (ii) increase revenues through our improved marketing effort; and (iii) raise needed working capital through the issuance of our stock for services and cash.

Additionally, we believe we have implemented an overall strategy and certain financing options to meet our ongoing needs through June 30, 2002. Due to our constant need for working capital, when necessary, we will seek additional equity financing from existing shareholders and other investment capital resources. However, we have no commitments for any additional debt or equity financing at this time and no assurance can be given that we will be able to obtain any such commitments. Because we have limited financial resources, we do not have any existing commitments and we do not anticipate expending any substantial sums for new research and development during the fiscal year ended June 30, 2002.

Impact of Inflation
-------------------
At this time we do not anticipate that inflation will have a material impact on our current or future operations.

Principal Customers
-------------------
During the three and six month periods ended December 31, 2001, we have had no individual customer that accounted for more than 10% of our revenues.

Seasonality
-----------
At this time we know of no seasonal aspects relating to the nature of our business operations that has a material effect on the financial condition or results of our operations.

                           PART II - OTHER INFORMATION

                            ITEM 1.  LEGAL PROCEEDINGS

In April 2000 we filed an action in the United States District Court, District of Nevada, Case No. CV-S 00-0540-DWH-LRL, against Roger A. Fleming ("Fleming"), a former officer, director and current shareholder. In December 2001, we reached a definitive settlement agreement with Mr. Fleming, wherein he agreed to return to us for cancellation a total of 300,000 shares of the 630,000 shares which he had received in connection with his employment agreement. A final Dismissal with Prejudice was filed in the United States District Court for the Northern District of Ohio, Eastern Division, on December 26, 2001.

                       ITEM 2.  CHANGES IN SECURITIES

During the three month period ended December 31, 2001, we issued an aggregate of 243,646 shares of our common stock, consisting of 1,000 shares for $2,000 cash at $2.00 per share; 100,000 shares for employment services of $200,000 valued at $2.00 per share; 12,500 shares for legal fees valued at $2.00 per share; 100,000 shares for prepaid employment compensation of $200,000 valued at $2.00 per share; 22,500 shares in lieu of cash for royalty expenses of $50,000 valued at $2.22; and 7,646 shares for third-party consulting services $30,000.00 valued at approximately $3.92 per share

All of our shares issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

In December 2001, we cancelled 300,000 shares of our common stock based on terms of the settlement agreement with our former officer. See Item 1. Legal Proceedings, above.


                  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 14, 2001, at our annual meeting of shareholders, a majority of the shareholders elected Richard A. Steinke, Louis M. Haynie, Henry D. Moyle, William K. Watkins, and Gene Stipe to the board of directors. Each director will serve until our next annual meeting and until his or her successor is duly elected and qualified. Vacancies on the Board during the year may be filled by the majority vote of the directors in office at the time of the vacancy without further action by the stockholders. In addition, a majority of the shareholders approved the selection of HJ & Associates,LLC, as our independent public accountants for fiscal 2002.

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

                                         AMERITYRE CORPORATION
Dated: February 14, 2002                 /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Principal Accounting Officer