Form 10KSB/A
period 2001-06-30
AMERITYRE CORP
filed 2002-03-22
CIK 945828

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


Description of Patent                  U.S. Patent Number         Issued Date
---------------------                  ------------------         -----------
Method For Making Polyurethane Tires
 with an Outer Skin                        4,855,096              8/08/1989
Apparatus for Making Foam Products         4,943,223              7/24/1990
Method for Making Tires and the Like       6,165,397             12/26/2000


Description of Patent Pending          Application Number
-----------------------------          ------------------
Non-Pnuematic Tire and Rim Combination      Pending
Air No Air Elastomeric Tire                 Pending



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                        AMERITYRE CORPORATION

Date: March 22, 2002                    By /S/Richard A. Steinke, Chairman of
                                        the Board, President and CEO
                                        [Principal Executive Officer]

Date: March 22, 2002                    By /S/David K. Griffiths, Secretary
                                        Treasurer [Principal Accounting
                                        Officer]