Form 10QSB
period 2002-03-31
AMERITYRE CORP
filed 2002-05-16
CIK 945828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, was 13,687,282 shares of common stock, par value $0.001, as of March 31, 2002.

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

Our unaudited balance sheet as of March 31, 2002; the related audited balance sheet as of June 30, 2001; the related unaudited statements of operations and cash flows for the three and nine month period ended March 31, 2002 and 2001 and from January 30, 1995 (inception) through March 31, 2002 are attached hereto and incorporated herein by this reference.

AMERITYRE CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

                                                  March 31,        June 30,
                                                    2002             2001
                                                 (Unaudited)
                                                ------------     ------------
CURRENT ASSETS
 Cash                                          $     228,086    $     530,052
 Accounts receivable - net                            66,512           13,678
 Inventory                                           545,532          400,920
 Prepaid expenses                                     32,141           20,160
                                                ------------     ------------
   Total Current Assets                              872,271          964,810
                                                ------------     ------------
PROPERTY AND EQUIPMENT
 Land                                                      -           59,000
 Building and improvements                            41,613          305,532
 Equipment                                         1,304,936        1,265,200
 Furniture and fixtures                                7,692            7,692
 Construction in progress                             50,689                -
 Automobiles                                          12,153           12,153
 Less - accumulated depreciation                    (924,422)        (807,460)
                                                ------------     ------------
   Total Property and Equipment                      492,661          842,117
                                                ------------     ------------
OTHER ASSETS
 Patents and trademarks  - net                        73,656           41,940
 Deposits                                              7,180            7,180
                                                ------------     ------------
   Total Other Assets                                 80,836           49,120
                                                ------------     ------------
TOTAL ASSETS                                   $   1,445,768    $   1,856,047
                                                ============     ============








The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
(A Development Stage Company)
Balance Sheets (Continued)


                                                  March 31,        June 30,
                                                    2002             2001
                                                 (Unaudited)
                                                ------------     ------------
CURRENT LIABILITIES
 Accounts payable                              $      17,752    $     225,872
 Accrued expenses                                     11,713           11,240
 Note payable - related party                              -           77,000
 Interest payable - related party                          -           16,597
 Stock subscription deposit                           87,000           25,000
                                                ------------     ------------
   Total Current Liabilities                         116,465          355,709
                                                ------------     ------------
   Total Liabilities                                 116,465          355,709
                                                ------------     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock: 5,000,000 shares authorized
  of $0.001 par value, -0- shares issued and
  outstanding                                              -                -
 Common stock: 25,000,000 shares authorized of
  $0.001 par value, 13,687,282 and 13,291,635
  shares issued and outstanding, respectively         13,687           13,292
 Additional paid-in capital                       17,646,880       16,576,110
 Stock subscriptions receivable                     (697,964)      (1,458,307)
 Prepaid expenses                                   (264,000)         (65,250)
 Deficit accumulated during the development
  stage                                          (15,369,300)     (13,565,507)
                                                ------------     ------------
   Total Stockholders' Equity                      1,329,303        1,500,338
                                                ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   1,445,768    $   1,856,047
                                                ============     ============












The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                                                                                       From
                                                                                                   Inception on
                                                For the                      For the               January 30,
                                           Three Months Ended           Nine Months Ended          1995 Through
                                                March 31,                      March 31,             March 31,
                                           2002          2001             2002          2001           2002
                                        -----------   -----------      -----------   -----------   -----------
NET SALES                              $    136,988  $     19,029     $    227,367  $     85,775  $    486,698

COST OF SALES                               103,380        10,456          164,971        90,240       557,007
                                        -----------   -----------      -----------   -----------   -----------
GROSS MARGIN                                 33,608         8,573           62,396        (4,465)      (70,309)
                                        -----------   -----------      -----------   -----------   -----------
EXPENSES
 Consulting                                  39,755       197,729          265,408       621,244     2,487,351
 Payroll and payroll taxes                  236,876       122,896          650,955       610,711     4,557,130
 Depreciation and amortization               55,044        66,788          164,295       190,010     1,153,215
 Bad debt expense                                 -             -                -             -        52,112
 General and administrative                 239,902       406,798          853,616     1,077,713     4,489,916
                                        -----------   -----------      -----------   -----------   -----------
   Total Expenses                           571,577       794,211        1,934,274     2,499,678    12,739,724
                                        -----------   -----------      -----------   -----------   -----------
LOSS BEFORE OTHER
 INCOME (EXPENSE)                          (537,969)     (785,638)      (1,871,878)   (2,504,143)  (12,810,033)
                                        -----------   -----------      -----------   -----------   -----------
OTHER INCOME (EXPENSE)
 Interest income                              5,180        27,488           50,043        80,588       280,033
 Other income                                   209             -              209             -         2,507
 Asset impairment loss                            -             -                -             -    (1,752,537)
 Gain (loss) on disposal of assets                -             -           18,036        (5,125)       54,549
 Loss on termination of
  employment agreement                            -             -                -             -      (240,000)
 Interest expense                              (203)       (1,632)            (203)       (4,931)     (637,604)
                                        -----------   -----------      -----------   -----------   -----------
   Total Other Income (Expense)               5,186        25,856           68,085        70,532    (2,293,052)
                                        -----------   -----------      -----------   -----------   -----------
NET LOSS BEFORE
 DISCONTINUED OPERATIONS                   (532,783)     (759,782)      (1,803,793)   (2,433,611)  (15,103,085)
                                        -----------   -----------      -----------   -----------   -----------
DISCONTINUED OPERATIONS
 Loss from discontinued
  operations                                      -             -                -             -      (495,108)
 Loss on disposal of subsidiary                   -             -                -             -       228,893
                                        -----------   -----------      -----------   -----------   -----------
   Net Discontinued Operations                    -             -                -             -      (266,215)
                                        -----------   -----------      -----------   -----------   -----------
NET LOSS                               $   (532,783) $   (759,782)    $ (1,803,793) $ (2,433,611) $(15,369,300)
                                        ===========   ===========      ===========   ===========   ===========
BASIC LOSS PER SHARE
 Loss before discontinued operations   $      (0.04) $      (0.06)    $      (0.13) $      (0.20)
 Discontinued operations                          -             -                -             -
                                        -----------   -----------      -----------   -----------
   Basic (Loss) Per Share              $      (0.04) $      (0.06)    $      (0.13) $      (0.20)
                                        ===========   ===========      ===========   ===========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                      13,828,282    12,255,197       13,807,929    11,806,400
                                        ===========   ===========      ===========   ===========


The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

                                                                                       From
                                                         For the        For the     Inception on
                                                       Nine Months    Nine Months    January 30,
                                                          Ended          Ended      1995 Through
                                                         March 31,     March 31,      March 31,
                                                           2002           2001          2002
                                                      ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                            $  (1,803,793) $  (2,433,611) $ (15,369,300)
 Adjustments to reconcile net loss to net cash
  (used) by operating activities:
  Depreciation and amortization                            164,295        190,010      1,153,215
  Bad debt expense                                               -              -         52,112
  (Gain) loss on disposition of assets                     (90,425)         5,125       (126,938)
  Asset impairment loss                                          -              -      1,752,537
  (Gain) on disposition of subsidiary                            -              -       (228,893)
  Loss on termination of employment agreement                    -              -        240,000
  Loss from discontinued operations                              -              -        495,108
  Additional expense on stock options granted                    -              -        313,818
  Common stock issued for services                         325,000        544,162      2,140,038
  Services provided in lieu of cash payment on
   subscriptions receivable                                      -              -         75,000
  Common stock issued in lieu of interest                        -              -        499,519
  Interest on subscription receivable                       (9,571)       (69,543)      (117,664)
 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable
   and accounts receivable - related                       (52,833)         2,199       (118,623)
  (Increase) decrease in inventory                        (144,613)       (49,775)      (545,533)
  (Increase) decrease in prepaid expenses                  159,269        (76,196)     1,195,859
  (Increase) decrease in other assets                            -        (18,908)       (19,861)
  Increase (decrease) in accounts payable
   and accrued expenses                                     27,923        (67,960)       134,828
                                                      ------------   ------------   ------------
   Net Cash (Used) by Operating Activities              (1,424,748)    (1,974,497)    (8,474,778)
                                                      ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash paid for patents                                     (33,265)             -       (111,007)
 Sale of fixed assets                                      322,920              -        398,420
 Purchase of equipment                                     (45,786)      (119,803)    (1,815,775)
 Purchase of subsidiary                                          -              -       (400,000)
                                                      ------------   ------------   ------------
   Net Cash Provided (Used) by Investing Activities  $     243,869  $    (119,830) $  (1,928,362)
                                                      ------------   ------------   ------------










The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
(A Development Stage Company)
Statements of Cash Flows (Continued)
(Unaudited)

                                                                                       From
                                                         For the        For the     Inception on
                                                       Nine Months    Nine Months    January 30,
                                                          Ended          Ended      1995 Through
                                                         March 31,     March 31,      March 31,
                                                           2002           2001          2002
                                                      ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchase of common stock                          $           -  $           -  $    (439,862)
 Receipt of subscriptions receivable                       267,914         54,338        367,700
 Payment of stock offering costs                                 -              -       (160,401)
 Proceeds from notes payable                                     -              -      2,298,838
 Increase (decrease) in stock subscription deposit         (25,000)       580,330              -
 Payments made on notes payable and line of credit               -              -       (429,838)
 Payments made to related parties                                -              -        (16,000)
 Common stock issued for cash                              635,999      2,213,607      9,010,789
                                                      ------------   ------------   ------------
   Net Cash Provided by Financing Activities               878,913      2,848,275     10,631,226
                                                      ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH                           (301,966)       753,948        228,086

CASH AT BEGINNING OF YEAR                                  530,052         22,483              -
                                                      ------------   ------------   ------------
CASH AT END OF YEAR                                  $     228,086  $     776,431  $     228,086
                                                      ============   ============   ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
 Interest                                            $           -  $           -  $      84,220
 Income taxes                                        $           -  $           -  $           -

NON-CASH FINANCING ACTIVITIES
 Common stock issued for services rendered           $     325,000  $     544,162  $   2,140,038
 Common stock issued in lieu of debt and interest    $      30,000  $           -  $   2,241,519
 Common stock issued for acquisition of subsidiary   $           -  $           -  $   1,550,000
 Common stock issued for prepaid expenses            $     370,000  $           -  $   1,382,000
 Common stock issued for equipment                   $           -  $           -  $      12,500
 Common stock issued for subscriptions receivable    $           -  $           -  $   1,040,000








The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2002 and June 30, 2001


NOTE 1 -BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2001 Annual Report on Form 10-KSB. Operating results for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

NOTE 2 -GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $15,369,300 at March 31, 2002 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its patented tires and to obtain additional equity financing if required to sustain operations until revenues are adequate to cover the costs.

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

In October 2001, we implemented a plan to place our Products in bicycle shops, hardware stores and tire stores. Since implementing the plan we have placed our products in over 3,000 retail outlets in 36 states. We are presently negotiating with retail chains representing several thousand more retail outlets and our goal is to have our Products carried in 10,000 such outlets throughout the United States by the end of December 2002. Dealer locations can be accessed through our website.

Our Results of Operations for the Three and Nine Month Periods ended March 31, 2002 compared to the Three and Nine Month Periods ended March 31, 2001
----------------------------------------------------------------------------
Revenue: Our net sales for the three and nine month periods ended March 31, 2002 were $136,988 and $227,367 respectively, compared to $19,029 and $85,775 for the comparable periods ended March 31, 2001. We have seen an increase in the sales of our Products since implementing our direct marketing plan to retail outlets in October 2001. Further, our increase in sales during the nine month period ended March 31, 2002 as compared to the same nine month period in 2001 is directly attributed to our shift from marketing "Lazer" <TM> bicycles to focusing on sales of Products through tire distributorships and dealer networks. We expect our net sales will continue to increase as we expand dealer locations, develop customer awareness of our Products and establish pull-through marketing support.

Cost of Sales: Our cost of sales for three and nine month periods ended March 31, 2002 were $103,380 and $164,971 or 75.47% and 72.56% of sales, respectively. Our cost of sales for the three and nine month periods ended March 31, 2001 were $10,456 and $90,240, or 54.95% and 105.21% of sales, respectively. The decrease in the percentage that our cost of sales represent to our net revenues during the three and nine month periods ended March 31, 2002, compared to the prior year periods is directly related to the economies of scale associated with producing our Products. We believe that our costs of sales as a percentage of net revenues may continue to decrease as our costs are spread over a broader range of Products.

Operating Expenses: Our total operating expenses for the three and nine month periods ended March 31, 2002, were $571,577 and $1,934,274, respectively. These expenses consisted mainly of payroll and payroll taxes of $236,876 and $650,955; consulting expenses of $39,755 and $265,408 ; depreciation and amortization expenses of $55,044 and $164,295; and general and administrative expenses of $239,902 and $853,616, resulting in losses from operations of $537,969 and $1,871,878, respectively. Our total operating expenses for the three and nine month periods ended March 31, 2001, were $794,211 and $2,499,678, respectively. These expenses consisted mainly of payroll and payroll taxes of $122,896 and $610,711; consulting expenses of $197,729 and $621,244 ;depreciation and amortization expenses of $66,788 and $190,010 and general and administrative expenses of $406,798 and $1,077,713 resulting in losses from operations of $785,638 and $2,504,143, respectively.

For the three and nine month periods ended March 31, 2002, consulting expenses decreased $157,974 and $423,515, respectively, from the comparable periods in the prior year as we utilized less third-party consulting services. In the 2002 reporting periods, payroll and payroll taxes increased $113,980 and $40,244, respectively, and general and administrative expenses decreased $166,896 and $224,097 respectively, as we continued cost-cutting efforts and reduced certain administrative expenses. In addition, our depreciation and amortization expenses for the 2002 reporting periods decreased $11,744 and $25,715, respectively, as a result of our sale of the Ravenna, Ohio facility. We expect our operating expenses to be approximately $200,000 per month for the remainder of the fiscal year based on our current operating requirements.

Other Income and Expense. During the three and nine month periods ended March 31, 2002, we had interest income of $5,180 and $50,043, respectively, compared to $27,488 and $80,588, respectively, for the comparable periods in 2001. Our interest income is derived from our cash held in interest bearing accounts, as a result, more interest was earned on our cash accounts during the prior year comparative periods because either we had more cash on deposit and/or the interest rate on cash deposits may have been higher. During the 2002 reporting periods we had interest expense of $203 and in the 2001 comparable periods we had interest expense of $1,632 and $4,931, respectively. During the nine month period ended March 31, 2002, we had a gain of $18,036 associated with the disposition of our Ravenna, Ohio facility, for total other income of $68,085 compared to total other income of $70,532 for the comparable period in 2001, which included a loss on disposition of assets of $5,125.

We experienced a net loss of $532,783 and $1,803,793, respectively, for the three and nine month periods ended March 31, 2002, with a basic loss per share of $0.04 and $0.13, based on the weighted average number of shares outstanding of 13,828,282 and 13,807,929. For the comparative period in 2001, we experienced a net loss of $759,782 and $2,433,611, respectively, with a basic loss per share of $0.06 and $0.20, based on the weighted average number of shares outstanding of 12,255,197 and 11,806,400.

Liquidity and Capital Resources
---------------------------------
We had current assets of $872,271 at March 31, 2002. Our current assets consisted largely of cash of $228,086 and inventory of $545,532, while accounts receivable of $66,512 and prepaid expenses of $32,141 made up the balance.

At March 31, 2002, we had net property and equipment of $492,661, after deducting $924,422 in accumulated depreciation. Our property and equipment consist mainly of equipment, $1,304,936; building and improvements, $41,613; construction in progress, $50,689; and vehicles, $12,153. Our other assets at March 31, 2002, consist of patents and trademarks, net of amortization of $73,656, and deposits of $7,180.

Our current liabilities at March 31, 2002 were $116,465, consisting entirely of a stock subscription deposit of $87,000, accounts payable of $17,752, and accrued expenses of $11,713. At March 31, 2002 we have no long term liabilities.

At March 31, 2002, we had current assets of $872,271 and current liabilities of $116,465, for a working capital surplus of $755,806, However, we have an accumulated deficit during the development stage of $15,369,300, and we had limited working capital and internal financial resources. The report of our auditor for our most recent fiscal year ended June 30, 2001, contains a going concern modification as to our ability to continue. During fiscal 2002 (July 1, 2001 through June 30, 2002), we expect that we will be able to continue measures that will (i) reduce unnecessary cash outflows, (ii) increase revenues through our improved marketing effort; and (iii) raise needed working capital through the issuance of our stock for services and cash.

During the nine month period ended March 31, 2002, we issued 50,000 shares of our common stock for cash at $1.00 per share, and 368,000 shares for $2.00 per share for aggregate cash proceeds of $786,000. In addition, we issued 237,500 shares valued at $2.00 per share for services; 10,000 shares valued at $2.00 per share for prepaid services; 7,646 shares valued at approximately $3.92 per share in lieu of debt; and 22,500 shares valued at approximately $2.22 per share in lieu of cash payment for royalties due on a technology license agreement, for an aggregate value of approximately $575,000 during the reporting period.

Net cash used in our operations was $1,424,748 and $1,974,497 for the nine month period ended March 31, 2002 and March 31, 2001, respectively. Cash used by our operating activities for the nine months ended March 31, 2002 was funded primarily by cash received from the sale of our stock and the value of stock issued in lieu of debt and for services.


Additionally, we believe we have implemented an overall strategy and certain financing options to meet our ongoing needs through June 30, 2002. Due to our constant need for working capital, when necessary, we will seek additional equity financing from existing shareholders and other investment capital resources. However, we have no commitments for any additional debt or equity financing at this time and no assurance can be given that we will be able to obtain any such commitments. Because we have limited financial resources, we do not have any existing commitments and we do not anticipate expending any substantial sums for new research and development during the remainder of our fiscal year ending June 30, 2002.

Impact of Inflation
-------------------
At this time we do not anticipate that inflation will have a material impact on our current or future operations.

Principal Customers
-------------------
During the three and nine month periods ended March 31, 2002, we have had no individual customer that accounted for more than 10% of our revenues.

Seasonality
-----------
At this time we know of no seasonal aspects relating to the nature of our business operations that has a material effect on the financial condition or results of our operations.

                           PART II - OTHER INFORMATION

                            ITEM 1.  LEGAL PROCEEDINGS

At March 31, 2002, the end of the period for which this report is being filed, we had no current or impending litigation.

                       ITEM 2.  CHANGES IN SECURITIES

During the three month period ended March 31, 2002, we issued an aggregate of 159,000 shares of our common stock, consisting of 71,500 shares for $143,000 cash at $2.00 per share; 12,500 shares for legal fees valued at $25,000 for $2.00 per share; and 75,000 shares for prepaid directors compensation for twelve months ending December 31, 2002 valued at $150,000 at $2.00 per share.

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

We did not submit any matters to our securities holders during the quarter ended March 31, 2002.

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

                                         AMERITYRE CORPORATION
Dated:   May 15,  2002                   /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Principal Accounting Officer