Form 10QSB/A
period 2002-03-31
AMERITYRE CORP
filed 2002-07-15
CIK 945828

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

                           PART II - OTHER INFORMATION


                       ITEM 2.  CHANGES IN SECURITIES

During the three month period ended March 31, 2002, we issued an aggregate of 159,000 shares of our common stock, consisting of 50,000 shares for $50,000 cash at $1.00 per share, 21,500 shares for $43,000 cash at $2.00 per share; 12,500 shares for legal fees valued at $25,000 for $2.00 per share; and 75,000 shares for prepaid directors compensation for twelve months ending December 31, 2002 valued at $150,000 for $2.00 per share.

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

                                         AMERITYRE CORPORATION
Dated:   July 12, 2002                   /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Principal Accounting Officer