Form 10KSB
period 2002-06-30
AMERITYRE CORP
filed 2002-09-30
CIK 945828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       June 30, 2002
                                     -------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

  State issuer's revenues for its most recent fiscal year:  $506,250
                                                            --------
  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

  Based on the average of the high and low bid prices of our common stock at September 20, 2002, of $2.25 per share, the market value of shares held by nonaffiliates (11,388,286 shares) would be approximately $25,623,643.

  As of September 20, 2002, we had 14,272,732 shares of common stock issued and outstanding.

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

Business in General
-------------------
We were incorporated as a Nevada corporation on January 30, 1995 under the name American Tire Corporation, to take advantage of certain proprietary and nonproprietary technology available for the manufacturing of flatfree tires from polyurethane. In December 1999 we changed our name to Amerityre Corporation.

Since our inception, we have developed additional proprietary technology relating to flatfree tires so that we have completed the fundamental technical development of the processes to manufacture flatfree bicycle, lawn and garden tires and other specialty tires (the "Products").

In August 2001, we signed an exclusive agreement with The Goodyear Tire and Rubber Company to jointly develop polyurethane automobile tires with the ultimate objective to replace rubber in automobile tires. We believe the joint development agreement is a breakthrough for the tire industry, but it may take two to three years to ultimately achieve the polyurethane automobile tires contemplated under the agreement. A development team, consisting of experts from both Amerityre and Goodyear are currently working to complete the development of the polyurethane automobile tire.

"Flat-Free" Technology
----------------------
The Products produced from our flatfree tire technology differ from pneumatic tires in that pneumatic tires are made from rubber and require an inner tube which is inflated with air. Our Products could be considered "non-pneumatic" in that they do not require inflation, however, they are multi-density in nature and consist of a series of layers of specially formulated polyurethanes and a closed foam construction to simulate the compliance of a pneumatic tire. The closed foam contains millions of closed cells containing air. Therefore, our Products are best identified as "flatfree" in that they have no inner tube and do not require inflation, but rely on the infrastructure to maintain the tires' stability. The flatfree tire is mounted on the wheel rim in much the same way a pneumatic tire is mounted, with the assistance of a tire lever or tire mounting press. Apart from cleaning, our Products are maintenance free and eliminate tedious puncture repair or the need for air. Our current line of Products are designed for use by "on/off" road and "highway" bicycles, lawn and garden equipment and other specialty equipment, such as wheelbarrows and handtrucks.

Product Marketing Plan
----------------------
Historically, we have been a technology company in the development stage, manufacturing a limited number of products to validate our flatfree tire technology. Now our primary marketing strategy has been to sell our Products to original equipment manufacturers that make products such as commercial and riding lawn mowers, wheelbarrows, handtrucks, etc., tire distributors and dealers, and direct market to customers via our internet website www.amerityre.com.

In October 2001, we implemented a plan to place our Products in bicycle shops, hardware stores and tire stores in the United States through the use of independent regional sales representatives who travel throughout their respective regions making direct contacts with potential customers and dealers. Since implementing our plan our Products are now available through over 3,000 retail outlets in 43 states. Our goal is to have our Products carried in at least 10,000 such outlets throughout the United States. Dealer locations can be accessed through our website. In addition, by selling our Products to tire distributors, we believe we will be able to take advantage of existing distribution channels for moving our Products into the aftermarket, while emphasizing the uniqueness of our flatfree and maintenance free characteristics versus traditional pneumatic tires.

Competition
-----------
Currently, we know of a few companies that utilize a manufacturing process similar to ours to produce tires from polyurethane foam (i.e., Green Tire, UK; Alshin Tire, USA; KIK Technology International, Inc., USA; Woo Tire, China; and Krypton-India, India). In addition to manufacturers of polyurethane foam tires, we compete directly with firms that manufacture and market pneumatic tires and tubes made from rubber. Our technology differs from existing polyurethane foam tire technology in (1) the formulation of the polyurethane;
(2) the manner in which the polyurethane is distributed throughout the mold; and (3) the use of a simple mechanical locking system that allows the tire to stay secure on the wheel. The tire industry is highly competitive and several of our competitors have financial resources which substantially exceed ours. In addition, many competitors are large companies (i.e., Kenda, Japan; Chengshin Rubber, China; and Carlyle Tire, USA) that have established name recognition of their products, have established distribution networks for their products, and have developed consumer loyalty to such products. Principal factors in marketing our tires will be that they are domestically produced with flatfree and maintenance free characteristics and may give us a competitive advantage against pneumatic tires that are subject to puncture and loss of air.

Manufacturing, Supplies, and Quality Control
--------------------------------------------
Substantially all of our Products are manufactured utilizing single and/or multiple head, centrifugal molding machines. These machines centrifugally mold Products by pouring a predetermined amount of polyurethane into a mold, which is then spread out in the mold through centrifugal force. The molding process occurs when the liquid polyurethane formula (made up of isocyanide and polyol) is combined with a catalyst. This combination causes a chemical reaction that results in the cross linking of the chemicals, which thereafter become solid. The mold then moves to the next station where the Product is removed and the process is repeated. We have manufacturing equipment that, based on manufacturer's specifications, should permit us to produce approximately 1,500,000 tires annually. At that level of production, we would require approximately 50 employees. Currently, our principal supplier of chemicals is BASF. However, our chemicals are available from multiple suppliers. We believe that we can obtain sufficient quantities of raw materials without significant problems or delays.

All of our Products are inspected following the manufacturing process and prior to shipment to ensure quality. Any Product considered by our quality control personnel to be defective can be ground into pellets, which can be melted and reused to make other products and reduce waste of raw materials.

Patents
-------
Our technology is proprietary and we either own the technology directly or have licensed it through third parties. Set forth in the schedule below are the patents that have either been issued or for which a patent application is pending with respect to our technology.

Description of Patent                  U.S. Patent Number         Issued Date
---------------------                  ------------------         -----------
Method For Making Polyurethane Tires
 with an Outer Skin                        4,855,096              8/08/1989
Apparatus for Making Foam Products         4,943,223              7/24/1990
Apparatus and Method for Manufacturing
 an Item and the Like                      5,906,836              5/25/1999
Method for Making Tires and the Like       6,165,397             12/26/2000
Non-Pnuematic Tire and Rim Combination     6,431,235              8/13/2002

Description of Patent Pending                      Application Status
-----------------------------                      ------------------
Run Flat Tire with Elastomeric Inner Support            Pending
Method for Manufacturing a Tire with Belts,
 Plies and Beads Utilizing a Precured Elastomer
 and Cold Rolling                                       Pending
Air No Air Elastomeric Tire                             Pending

Further Research and Development
--------------------------------
We did not make any significant expenditures for new research and development during the recently completed fiscal year. We do not anticipate that our joint development agreement with The Goodyear Tire and Rubber Company or any other existing development projects will require us to commit any substantial funds for new research and development during the fiscal year ended June 30, 2003.

Trademarks
----------
We use various trademarks in association with the marketing our Products, including its logo design in conjunction with the name "American[TM]", and the names "Amerityre[TM]" and "Urathon[TM]".

Regulation and Environmental Compliance
---------------------------------------
We know of no particular federal or state regulations applicable to our manufacturing processes. We are subject to various local, state, and federal laws and regulations including, without limitation, regulations promulgated by federal and state environmental and health agencies, the federal Occupational Safety and Health Administration, and laws pertaining to hiring, treatment, safety, and discharge of employees. Our manufacturing operations must also meet federal, state, and local regulatory standards in the areas of labor, safety, and health. We believe that we will be able to operate in compliance with such regulations, including laws related to the handling and use of environmentally hazardous materials.

Employees
---------
As of June 30, 2002, we had 14 full-time employees, including 9 administrative and 5 hourly employees. We also hire temporary labor for manufacturing needs as required. None of our employees are represented by a labor union. We believe that we will be able to hire a sufficient quantity of qualified laborers in the local area to meet our employment needs. Our manufacturing process does not require special training, other than orientation to our production techniques and specific equipment.

                      ITEM 2. DESCRIPTION OF PROPERTIES
Offices
-------
Our main manufacturing operations are located at 6967 Speedway Blvd., AA105, Las Vegas, Nevada. We lease approximately 23,500 net rentable sq. ft. The term of the lease is for 5 years at a base monthly rent of $0.25 per sq. ft. for the first 12 months, subject to annual increase based on either (i) the increase in the US Department of Labor, Bureau of Labor Statistics, U.S. All Cities Average, Consumer Price Index for Urban Wage Earners and Clerical Workers or (ii) minimum of 3.5% Cost of Living Increase annually not to exceed 4% over the term of the lease, and other pass through charges. We believe that this facility is currently sufficient to handle our production needs. We may lease a larger facility in the future so that we can consolidate our administrative offices and production operations at one location, should the opportunity present itself.

We maintain an executive office suite, consisting of approximately 4,000 square feet, at 705 Yucca Street, Boulder City, Nevada. The facility is leased from a third-party. We issued our landlord 22,500 shares of our restricted common stock as payment for the lease for the period from April 1, 2002 through March 31, 2003. The shares issued as consideration for the lease were valued at $45,000, which has been treated as prepaid rent and is being amortized over the term of the lease. The lease may be terminated at any time by either party by giving prior notice of not less than 30 days. It is our opinion that we maintain adequate insurance coverage for loss or damage to our leased facilities under our existing insurance policy.


                            ITEM 3. LEGAL PROCEEDINGS

     None.


        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 2002.

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

Fiscal Year Ended June 30, 2000               High Bid       Low Bid
-------------------------------               --------       -------
First Quarter                                  $1.125        $1.0625
Second Quarter                                 $0.75         $1.0625
Third Quarter                                  $1.9062       $3.8125
Fourth Quarter                                 $2.0625       $2.8125

Fiscal Year Ended June 30, 2001
-------------------------------
First Quarter                                  $1.125        $1.0625
Second Quarter                                 $4.0625       $1.8125
Third Quarter                                  $5.875        $2.6875
Fourth Quarter                                 $5.05         $2.65

Fiscal Year Ended June 30, 2002
-------------------------------
First Quarter                                  $5.55         $2.50
Second Quarter                                 $3.15         $1.75
Third Quarter                                  $4.02         $2.00
Fourth Quarter                                 $3.80         $2.60

At September 20, 2002, the Company's Common Stock was quoted on the OTC Bulletin Board at a high bid and low bid price of $2.39 and $2.10, respectively.

Since our inception, we have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future. At September 20, 2002, we had approximately 561 shareholders of record based on information provided by our transfer agent, Interwest Transfer Company, 1981
E. Murray-Holladay Road, Holladay, Utah  84117.

During the three month period ended June 30, 2002, we issued an aggregate of 500,450 shares of our common stock, consisting of 22,500 shares valued at $45,000 or $2.00 per share, for prepaid rent for the period April 1, 2002 through March 31, 2003; and 477,950 shares at $2.00 per share for $955,900 cash.

All of our shares issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Year ended June 30, 2002 compared to year ended June 30, 2001
-------------------------------------------------------------
For a substantial portion of our operating history we focused on the development of our technology and have been a development stage company. During this time we had limited revenues from the sale of or Products. Beginning in October 2001, we implemented a plan to place our Products in bicycle shops, hardware stores and tire stores in the United States through the use of independent regional sales representatives traveling throughout their respective region contacting potential customers and dealers. As a result, our revenues for the year ended June 30, 2002 were $506,250 compared to $116,336 for the same period in 2001, an increase of $389,914. Our cost of sales for the year ended June 30, 2002 was $525,154, or 104% of sales as compared to $126,572, or 109% of sales for the year ended June 30, 2001, resulting in a gross deficit of $18,904 and $10,236 for the respective periods. Because we went from being a development stage company to commencing planned principal operations during the fiscal year ended June 30, 2002, our direct costs exceed revenues derived from the sale of our Products. We believe that, for the fiscal year ending June 30, 2003, our direct costs as a percent of sales will be reduced as our volume of Product sales exceeds the fixed costs of minimum Product production (i.e., labor and raw material costs). We believe we currently have sufficient employees to merit a substantial increase in production without incurring a proportionately equivalent increase in labor costs. In addition, we have negotiated a reduction in raw material cost from our principal chemical supplier.

The Company knows of no other predictable events or uncertainties that may be reasonably expected to have a material negative impact on the net sales revenues or income from continuing operations other than the general downturn in the U.S. economy over the several months and any reduced consumer confidence resulting therefrom.

Corporate Expense. For fiscal 2002, total operating expenses were $2,538,585, consisting mainly of consulting expenses of $285,435, payroll and payroll taxes of $818,658, depreciation and amortization of $222,747, and selling, general and administrative expenses of $1,174,916, resulting in a loss from operations of $2,557,489. For fiscal year 2001, total operating expenses were $4,615,805, consisting mainly of consulting expenses of $1,315,092, payroll and payroll taxes of $755,208, depreciation and amortization of $175,383, and selling, general and administrative expenses of $2,354,622, resulting in a loss from operations of $4,626,041. The decrease in the operating expenses during fiscal year 2002 can be attributed in large part to decreases in (i) outside consulting expenses, and (ii) selling, general and administrative expenses. These expenses were lower because of our decision to reduce outside consulting expenses associated with marketing our Products.

Our selling, general and administrative expenses for the fiscal year ended June 30, 2002 do not include $103,433 in net deferred consulting expenses. This amount is recorded as a reduction in shareholders' equity because it is associated with the granting of options to non-employees for services not yet performed. The fair value of these options was calculated using the Black-Scholes option pricing model.

We have restated our financial statements for the years ended June 30, 2001 (as well as 2000 and 1999), as the result of a review of our application of certain accounting principles related to the use of the Black-Scholes option-pricing model used to value stock options issued to non-employees and to calculate the pro-forma effect on net loss of options issued to employees and erroneous recognition of interest income on stock subscriptions receivable from related parties. These discoveries prompted us to restate our 2001 financial statements to recognize an additional expense of $1,157,589 and to disclose an additional pro-forma expense of $440,905, and to de-recognize $39,847 in interest income.

Interest Expense. Our interest expense for fiscal 2002 was $203, a reduction from $6,950 in fiscal 2001.

Other Income (Expense). For fiscal year 2002, we had other income consisting of: interest income of $13,463 associated with stock subscription receivables and temporary investment of cash not immediately needed in ordinary daily business; a $14,907 gain on the sale of our former manufacturing facility in Ravenna, Ohio; and $2,911 of miscellaneous income. These other income items were offset by an interest expense of $203. For fiscal year 2001 we had other income of $62,377, consisting entirely of interest income of $74,452, and offset by interest expense of $6,950 and a $5,125 loss on disposition of assets. The reason for the reduction in interest income for fiscal year 2002 as compared to fiscal year 2001 is caused by the reduction in interest rates on investment of excess cash during the reporting period.

We experienced a net loss of $2,526,411 for the year ended June 30, 2002, compared with a net loss of $4,563,664 for the year ended June 30, 2001. The basic loss per share for fiscal 2002 was $0.19 as compared to $0.38 for fiscal year 2001, based on the weighted average number of shares outstanding of 13,662,411 and 12,106,491 for the respective periods.

Liquidity and Capital Resources
-------------------------------
During the fiscal year ended June 30, 2002, we financed our operations through collecting accounts receivable and issuing common stock for: cash; prepayment of certain salaries through June 30, 2002; prepayment of rent on our executive offices through March 31, 2003; prepayment of board of directors' fees through December 31, 2002; and payment of professional services.

At June 30, 2002, we had current assets of $1,340,705 and current liabilities of $115,576, for a working capital surplus of $1,225,129, a significant increase in the working capital surplus of $609,101 we had at June 30, 2001. We had cash and cash equivalents of $774,345 and net accounts receivable of $102,996 at June 30, 2002 compared to cash and cash equivalents of $530,052 and net accounts receivable of $13,678 at June 30, 2001. Our increase in cash and equivalents and net accounts receivables at June 30, 2002, is attributable to our significant increase in sales and our collection of accounts receivables associated with those sales.

Net cash used by our operating activities for the fiscal year ended June 30, 2002 was $1,719,861, compared to $1,990,783 for the fiscal year ended June 30, 2001. Our operations for fiscal year 2002 were funded primarily by accounts receivables, the sale of common stock and the issuance of common stock for services and salary. Our operations for fiscal 2001 were funded primarily by the sale of common stock and the issuance of common stock for services and salary.

At June 30, 2002, we had net property and equipment of $615,556, after deduction of $976,840 in accumulated depreciation. Our property and equipment consists mainly of leasehold improvements, $41,613; equipment, $1,499,512; furniture and fixtures, $19,730; and vehicles, $31,541.

Because we had an accumulated deficit during the development stage of $14,831,189, and an additional deficit of $2,526,411 accumulated subsequent to the development stage, our audit report contains a going concern modification as to our ability to continue as a going concern. We have taken certain steps to maintain our operating and financial requirements in an effort to enable us to operate as a going concern and until such time as revenues from the sale of our Products are adequate to cover our expenses, including:

(1) developing a direct marketing program supported by regional sales representatives to sell the Company's products;

(2) reducing further consulting services and general and administrative expenses;

(3) developing new technology for the production of higher margin flatfree tires for the lawn and garden market and golf cart/turf equipment market;

(4) obtaining additional funding through the collection of subscriptions receivable for common stock and/or private placement of the our common stock to qualified investors; and

(5) issuing common stock in lieu of cash for legal and other professional services.

We anticipate that we will need approximately $2,000,000 to implement our plan and to meet our working capital requirements. We do not anticipate expending any substantial sums for new research and development during the fiscal year ending June 30, 2003.

Impact of Inflation
-------------------
We do not anticipate that inflation will have a material impact on our current operations.

Principal Customers
-------------------
During the most recent fiscal year ended June 30, 2002, we had no individual customer that accounted for more than 10% of our revenues.

Seasonality
-----------
Because the significant portion of our current customers reside in the United States, we anticipate that sales of certain of our lawn and garden Products to those customers located in Northern portion of the United States could be reduced as a result of fall and winter climate and weather conditions.

                        ITEM 7.  FINANCIAL STATEMENTS

Our financial statements are set forth immediately following the signature page to this form 10-KSB.

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices or procedures or financial disclosure.

                                 PART III

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age, and position of each executive officer and director that has served during the fiscal year ended June 30, 2002 and the term of office of each director of the Company.

   Name            Age   Position                   Director or Officer Since
   ----            ---   --------                   -------------------------
Richard A. Steinke  60   Chairman, Director, CEO    January 1995 (1)
Elliott N. Taylor   44   Executive Vice President   June 2002
James G. Moore, Jr. 54   COO and VP Operations      August 1999
David P. Martin     60   VP Sales and Marketing     November 1999
David K. Griffiths  65   Secretary/Treasurer        February 1995
Louis M. Haynie     75   Director                   July 1997
Henry D. Moyle      73   Director                   March 1999
William K. Watkins  79   Director                   March 1999
Alan F. Rypinski    63   Director                   October 2000 (2)
Gene Stipe          75   Director                   November 2000
---------------------
(1)  Mr. Steinke became President and CEO in November 1999.
(2) Mr. Rypinski did not stand for reelection at the Company's annual meeting of shareholders in December 2001.

The term of office of each of our directors is one year and until his successor is elected and qualified at our annual meeting, subject to removal by the Shareholders. The term of office for each Officer is one year and until a successor is elected at the annual meeting of our Board of Directors and is qualified, subject to removal by the Board of Directors. We reimburse our Directors for their expenses associated with attending Directors' meetings. See Item 10. EXECUTIVE COMPENSATION, Compensation of Directors.

Biographical Information
------------------------
Set forth below is certain biographical information for each of the Company's Officers and Directors and other key personnel at June 30, 2002.

Richard A. Steinke is our founder and currently serves as our President, Chairman and Chief Executive Officer. He is also currently the Chairman of the board of directors of Lew Corporation, a composite material designing company located in Las Vegas, Nevada. From January 1992 to December 1994, he served as Chairman and C.E.O. of Alanco Environmental Resources, Inc., a manufacturer of environmental/pollution control equipment, Salt Lake City, Utah. From June 1985 to December 1991, he was the Chairman and C.E.O. of UTI Chemicals, Inc., a developer and manufacturer of urethane chemicals, El Toro, California. He received a B.A. in Political Science and Economics from the University of Arizona, Tucson, Arizona, in 1967.

Elliott N. Taylor joined us as our Executive Vice President in June 2002. Prior to joining us, he was the principal attorney for Taylor and Associates, Inc., a law firm in Salt Lake City, Utah, specializing in corporate and securities law since May 1993. From August 1991 to March 1993, he was the general counsel and chief financial officer for Carbon Fiber Products, Inc., Ogden, Utah, a manufacturer of composite products for the golf industry. From November 1987 to July 1991, he was an associate attorney at Kruse, Landa & Maycock, a law firm in Salt Lake City, Utah. He received a J.D. from the University of Tulsa, Tulsa, Oklahoma in 1986 and a B.S. in Political Science from Utah State University, Logan, Utah in 1982.

James G. Moore, Jr. joined us in August 1997 and has been our Chief Operating Officer and Vice President of Operations since August 1999. Prior to his employment by us, he worked at The Goodyear Tire & Rubber Company ("Goodyear"), in Akron, Ohio, where he had over 25 years of experience as a master tire carver, which included five years at the Goodyear apprentice school for tire tread pattern carving and mold carving.

David P. Martin has been our Vice President of Sales and Marketing since November 1999. From November 1994 to November 1999, he was the General Manager of Rocky Mountain Water Proofing, Salt Lake City, Utah. Prior to that time, he spent 14 years with Paine Weber, Thomson McKinnon and Prudential Securities as a registered representative. During his business career he has had substantial sales experience including positions with Eastman-Kodak, GAF Corporation, and Reproduction Systems, Inc.

David K. Griffiths has been Secretary/Treasurer since December 2000 and has been our principal accounting officer since February 1995. From 1960 to 1995, he was self-employed as an accountant/consultant for various small businesses. He offers the Company 39 years experience in accounting and accounting related systems. He received a B.S. in Accounting from Arizona State University, Tempe, Arizona in 1959.

Louis M. Haynie has been a member of our board of directors since July 1997. Mr. Haynie's past board services include, Research Medical, Inc., Salt Lake City, Utah, the University of Utah Regents Advisory Board, Redwood Land Co., Salt Lake City, Utah, and MIS Corporation, Franklin, Tennessee. Mr. Haynie has a law degree from the University of Utah and has been in the private practice of law since 1951.

Henry D. Moyle, Jr. has been a member of our board of directors since March 1999. Since 1992, he has been President and C.E.O. of Silver Lake Company, and since 1989 has been President and C.E.O. of Brighton Properties, Inc.
From 1970 to 1983, He was was President and C.E.O. of Research Industries Corporation. He received a B.A. from Stanford in 1957, and a J.D. degree from the University of Utah in 1959. He is the owner of Sunset Canyon Ranch, raising cattle and racehorses, and serves on the board of directors of Silver Lake Company, Brighton Properties, Inc., and the Sunset Medical Corporation.

William K. Watkins has been a member of our board of directors since March 1999. He was formerly C.E.O., President and is currently a director of Lew Corporation, Las Vegas, Nevada. Since September 1980, he has been involved in researching, investing and developing various business ventures throughout the United States. From 1954 through 1980, he owned and operated various car dealerships including Market Motors Ford, Inc., Akron, Ohio, Costa Mesa Chrysler Plymouth, Inc., Costa Mesa, California, and Bill Watkins Ford, Scottsdale, Arizona.

Gene Stipe has been a member of our board of directors since April 2001. He has served in the Oklahoma State Senate from 1956 until present. He also served in the Oklahoma State House of Representatives prior to his service in the Senate. He currently serves as Chairman of Oklahoma's Senate Transportation Committee. He is Chairman of HCFS, Inc., a healthcare financial services company with offices in Texas and Oklahoma. His other ventures have included the newspaper business, at one time owning over 20 newspapers in Oklahoma, Arkansas, and Texas; ownership of five radio stations; the convenience store and full service grocery store business, with 32 stores in Oklahoma and Texas; a title insurance company and abstract offices; ranching; and the oil and gas business, including ownership and a board position with Rockwell Drilling, and participation and ownership in many drilling ventures. He has a law degree from the University of Oklahoma Law School and has been in private legal practice since 1949.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
We are not subject to the requirements of Section 16(a) of the Exchange Act.

                     ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our chief executive officer and each of our other executive officers who received compensation in excess of $100,000 during such period (as determined at June 30, 2002, the end of our last completed fiscal year):

                                   Summary Compensation Table
                                                         Long Term Compensation
                                                         ----------------------
                     Annual Compensation                 Awards       Payouts
                                           Other        Restricted
Name and                                   Annual        Stock     Options LTIP     All other
Principal Position Year Salary    Bonus($) Compensation   Awards   /SARs   Payout  Compensation
------------------ ---- ------    -------- ------------   ------   ------- ------  ------------
Richard A. Steinke  2002 $400,000    -0-    $30,000       -0-      -0-     -0-       -0-
CEO, Pres. and      2001 $346,875    -0-      -0-         -0-      -0-     -0-       -0-
Chairman            2000 $210,000    -0-      -0-         -0-      -0-     -0-       -0-

John Hoffman        2000 $ 33,333    -0-      -0-         -0-      -0-     -0-       -0-
CEO, Pres.
[From 3/99 to 10/99]

Roger A. Fleming    2000 $  9,000 $  -0-      -0-         -0-      -0-     -0-     $ -0-
Pres. and Director
[From 7/97 to 7/99]


Employment Agreements and Benefits
----------------------------------
On expiration of Mr. Steinke's employment agreement its term was extended to June 30, 2000 and we issued him 180,000 shares of our restricted common stock as compensation for his services through that date. The share issuance was recorded at the average trading price per share of our common stock ($1.00 per share) on the date of issuance and resulted in prepaid compensation of $180,000. Pursuant to a resolution of our board of directors, he was issued another 150,000 shares of our restricted common stock in lieu of cash compensation for employment service through December 31, 2000. Those shares were valued at $346,875. Also, pursuant to a resolution of our board of directors in December 2001, he was issued 100,000 shares of restricted common stock in lieu of cash compensation for services through December 31, 2001 and an additional 100,000 shares of restricted common stock as prepaid compensation through June 30, 2002. The aggregate value of the 200,000 shares was $400,000. The value per share was the closing price of our common stock on the various dates of the board resolutions. We also provided health and medical insurance, similar to that which will be made available to all full time employees and reimbursed Mr. Steinke for reasonable out-of-pocket expenses incurred in connection with our business.

As a condition to employment, our management and key personnel are required to sign a nondisclosure and noncompetition agreement. Under the terms of the agreement, employees are not able to provide services or information deemed confidential by us to any other company or person which directly or indirectly competes with us in the tire industry or an industry which we intended to enter. There is no time limitation on the nondisclosure aspect of the agreement. The noncompetition clause is for a period of two years and prevents a former employee or consultant from acting as an employee, consultant or in any other capacity for a competitor.

Additionally, all employees will be required, as a condition of their employment, to enter into a nondisclosure agreement related to any information or process deemed confidential by us.

Compensation of Directors
-------------------------
Pursuant to a resolution of our board of directors, we compensated the members of our board by issuing each of them 15,000 shares of our restricted common stock in lieu of cash compensation for board service for the calendar year ending December 31, 2002. The common stock received by each of them was valued at $30,000 for aggregate board compensation of $150,000. The value per share was determined by averaging the closing price for our common stock for the four days previous to the board's approval. In December 2001, following their election to the board of directors by our shareholders, four non-officer members of our board of directors were each granted options to acquire 200,000 shares of our restricted common stock at an exercise price of $4.00 per share. The exercise price per share was set at approximately 110% of the closing price of the stock on the date the options were granted. In addition, our directors have been reimbursed for reasonable expenses incurred on our behalf.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------
Unless otherwise disclosed below, as of June 30, 2002, the end our most recent fiscal year, there are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment or any change in our control, or a change in the person's responsibilities following a change in our control.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth as of September 20, 2002 the name and address and the number of shares of our Common Stock held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 14,272,732 shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group. The information on share numbers and percentage ownership listed assumes: a) the exercise of options by the beneficial owner (all included options are currently exercisable); and b) a corresponding increase in the number of shares issued and outstanding.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title
 of      Name and Address              Amount and Nature of     Percentage
Class    Beneficial Owner              Beneficial Ownership(1)   of Class
-----    ----------------              --------------------     ----------
Common   Richard A. Steinke            (2)      1,303,500             9.74
         705 Yucca Street
         Boulder City, NV  89005

Common   Alan F. Rypinksi              (3)      1,010,000             6.91
         3101 North Pacific Coast Hwy.
         Suite 100 A
         Newport Beach, CA  92663

Common   Henry D. Moyle, Jr.           (4)        766,000             5.37
        Sunset Canyon Ranch
        Virgin, UT 84779

Security Ownership of Management of the Company
-----------------------------------------------
Title
 of      Name and Position of          Amount and Nature of     Percentage
Class    Officer and/or Director       Beneficial Ownership(1)   of Class
-----    -----------------------       --------------------     ----------
Common   Richard A. Steinke, CEO/Pres.   (2)      1,303,500       9.74
Common   Elliott N. Taylor, Exec. VP     (5)        270,000       1.81
Common   James Moore, Vice President     (6)         60,000        .41
Common   David P. Martin, Vice President (7)        183,629       1.28
Common   David K. Griffiths, Sec./Treas. (8)         90,817        .64
Common   Louis M. Haynie, Director       (9)        676,500       4.67
Common   Henry D. Moyle, Jr. Director    (4)        766,000       5.29
Common   William K. Watkins, Director   (10)        499,000       3.10
Common   Gene Stipe, Director           (11)        475,000       3.23

         Total Beneficial Ownership of
         All Officers and Directors as
         a Group (9 persons)                      4,274,446      27.29

                       [Footnotes continue on next page]

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

(3) Includes options to acquire up to 500,000 shares at an exercise price of $3.00 per share that expire July 31, 2004 and options to acquire an additional 500,000 shares at an exercise price of $3.00 per share that expire July 31, 2005, both owned beneficially and of record by Focus Sales and Marketing, L.L.C. and of which Mr. Rypinski is a controlling principal.

(4) Includes options to acquire up to 200,000 shares at an exercise price of $4.00 per share that expire April 01, 2005. Also includes 55,000 shares owned beneficially and of record by Vickie L. Moyle, spouse of Henry B. Moyle, of which Mr. Moyle may be deemed to have beneficial ownership.

(5) Includes options to acquire up to 45,000 shares at an exercise price of $2.00 per share that expire December 14, 2006. Also includes options to acquire up to 200,000 shares at an exercise price of $4.00 per share that expire June 10, 2007.

(6) Includes options to acquire up to 50,000 shares at an exercise price of $4.00 per share that expire April 1, 2005.

(7) Includes options to acquire up to 20,000 shares at an exercise price of $4.00 per share that expires April 1, 2005. Also includes 6,000 shares owned beneficially and of record by Peggy Martin, the spouse of David P. Martin, and of which Mr. Martin may be deemed to have beneficial ownership.

(8) Includes options to acquire up to 25,000 shares at an exercise price of $4.00 per share that expire April 1, 2005.

(9) Includes options to acquire up to 200,000 shares at an exercise price of $4.00 per share that expire April 1, 2005. Also includes 2,000 shares owned beneficially and of record by Gae B. Haynie, spouse of Louis M. Haynie, of which Mr. Haynie may be deemed to have beneficial ownership.

(10) Includes options to acquire up to 200,000 shares at an exercise price of $4.00 per share that expire April 1, 2005. Includes 32,500 shares owned beneficially and of record by Dolores A. Watkins Family Trust, and of which William K. Watkins is a beneficiary.

(11) Includes options to acquire up to 250,000 shares at an exercise price of $3.00 per share that expire April 1, 2003. Also includes options to acquire up to 200,000 shares at an exercise price of $4.00 per share that expire April 1, 2005.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stock Subscriptions Receivables
-------------------------------
During the year ended June 30, 2000, we issued 1,000,000 shares of common stock for various notes receivable totaling $750,000 to certain of our affiliates. These notes bear interest at rates of 8.0% and 8.5% per annum and are due in full on December 1, 2002. These notes are also being presented in our financial statements as a reduction of stockholders equity. During the year ended June 30, 2002, $424,570 was applied against the principal of the notes receivable bringing the total balances owed at June 30, 2002 to $405,493.

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

In June 2002, we entered into an agreement with Taylor and Associates, Inc., our SEC counsel ("Taylor and Associates"), whereby, in consideration for our employment of Elliott Taylor as our Executive Vice President, we agreed to compensate Taylor and Associates for the potential financial detriment it might incur as the result of Mr. Taylor's employment by us. Mr. Taylor had been the principal attorney for Taylor and Associates since 1993. We have agreed to pay Taylor and Associates $2,750 per month for a period of 24 months, commencing on June 30, 2002 and continuing through May 31, 2004.

                 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of HJ & Associates, LLC.....................  23
Balance Sheet as of June 30, 2002........................................  24
Statements of Operations for the years ended June 30, 2002
 and 2001 ...............................................................  26
Statements of Stockholders' Equity.......................................  27
Statements of Cash Flows for the years ended June 30, 2002 and 2001......  31
Notes to Financial Statements............................................  33

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Exhibit No.     Description
-----------     -----------
   99.01        Certification of Principal Executive Officer pursuant to 18
                U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.02 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8-K.

There were no reports on Form 8-K filed with the Commission during the quarter ended June 30, 2002.


                   ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on September 20, 2002.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                        AMERITYRE CORPORATION

Date: September 30, 2002                By /S/Richard A. Steinke, Chairman of
                                        the Board, President and CEO
                                        [Principal Executive Officer]


Date: September 30, 2002                By /S/David K. Griffiths, Secretary
                                        Treasurer [Principal Accounting
                                        Officer]


Date: September 30, 2002                /S/Louis M. Haynie, Director


Date: September 30, 2002                /S/Henry Moyle, Director

                              CERTIFICATIONS

I, Richard A. Steinke, certify that:

1. I have reviewed this annual report on Form 10-KSB of Amerityre Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this annual report whether of not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 30, 2002                         /S/Richard A. Steinke

                               CERTIFICATIONS

I, David K. Griffiths, certify that:

1. I have reviewed this annual report on Form 10-KSB of Amerityre Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this annual report whether of not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 30, 2002                         /S/David K. Griffiths

INDEPENDENT AUDITORS' REPORT

Board of Directors
Amerityre Corporation
Boulder City, Nevada

We have audited the accompanying balance sheet of Amerityre Corporation as of June 30, 2002 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerityre Corporation as of June 30, 2002, and the results of its operations and its cash flows for the years ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred significant losses, which have resulted in an accumulated deficit, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 10 to the financial statements, certain errors were discovered during the current year regarding the fair market valuation of stock options issued to non-employees during 2001 and the erroneous booking of interest income on related party stock subscriptions receivable during 1999 through 2001. These errors resulted in the understatement of previously reported net losses and accumulated deficit and an understatement of additional paid-in capital. Adjustments have been made to the above-mentioned accounts to correct these errors.


/S/ HJ & Associates
HJ & Associates, LLC
Salt Lake City, Utah
September 19, 2002

AMERITYRE CORPORATION
Balance Sheet


ASSETS

                                                                  June 30,
                                                                    2002
                                                                ------------
CURRENT ASSETS
 Cash and cash equivalents                                     $     774,345
 Accounts receivable - net                                           102,996
 Inventory (Note 1)                                                  407,136
 Prepaid expenses                                                     56,228
                                                                ------------
   Total Current Assets                                            1,340,705
                                                                ------------
PROPERTY AND EQUIPMENT (Note 1)
 Leasehold improvements                                               41,613
 Equipment                                                         1,499,512
 Furniture and fixtures                                               19,730
 Vehicles                                                             31,541
 Less - accumulated depreciation                                    (976,840)
                                                                ------------
   Total Property and Equipment                                      615,556
                                                                ------------
OTHER ASSETS
 Patents and trademarks - net (Note 1)                                82,080
 Deposits                                                              7,180
                                                                ------------
   Total Other Assets                                                 89,260
                                                                ------------
TOTAL ASSETS                                                   $   2,045,521
                                                                ============













The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheet (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  June 30,
                                                                    2002
                                                                ------------
CURRENT LIABILITIES
 Accounts payable                                              $      95,584
 Accrued expenses                                                     10,992
 Stock subscription deposit (Note 6)                                   9,000
                                                                ------------
   Total Current Liabilities                                         115,576
                                                                ------------
   Total Liabilities                                                 115,576
                                                                ------------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
 Preferred stock: 5,000,000 shares authorized of
  $0.001 par value, -0- shares issued and outstanding                      -
 Common stock: 25,000,000 shares authorized of
  $0.001 par value, 14,187,731 shares issued and
  outstanding                                                         14,188
 Additional paid-in capital                                       20,090,261
 Stock subscriptions receivable (Note 2)                            (562,721)
 Expenses prepaid with common stock                                 (150,750)
 Deferred consulting (Note 5)                                       (103,433)
 Deficit accumulated during the development stage (restated)     (14,831,189)
 Deficit accumulated subsequent to the development stage          (2,526,411)
                                                                ------------
   Total Stockholders' Equity                                      1,929,945
                                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   2,045,521
                                                                ============















The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations

                                                     For the Years Ended
                                                           June 30,
                                                     2002           2001
                                                 ------------   ------------
                                                                  (Restated)
NET SALES                                       $     506,250  $     116,336

COST OF SALES                                         525,154        126,572
                                                 ------------   ------------
GROSS DEFICIT                                         (18,904)       (10,236)
                                                 ------------   ------------
EXPENSES
 Consulting                                           285,435      1,315,092
 Payroll and payroll taxes                            818,658        755,208
 Depreciation and amortization                        222,742        175,383
 Bad debt expense                                      36,834         15,500
 Selling, general and administrative                1,174,916      2,354,622
                                                 ------------   ------------
   Total Expenses                                   2,538,585      4,615,805
                                                 ------------   ------------
LOSS FROM OPERATIONS                               (2,557,489)    (4,626,041)
                                                 ------------   ------------
OTHER INCOME (EXPENSE)
 Other income                                           2,911              -
 Interest income                                       13,463         74,452
 Interest expense                                        (203)        (6,950)
 Gain (loss) on disposition of assets                  14,907         (5,125)
                                                 ------------   ------------
   Total Other Income                                  31,078         62,377
                                                 ------------   ------------
NET LOSS                                        $  (2,526,411) $  (4,563,664)
                                                 ============   ============
BASIC LOSS PER SHARE                            $       (0.19) $       (0.38)
                                                 ============   ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                13,662,411     12,106,491
                                                 ============   ============










The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Stockholders' Equity

                                                                           Expenses
                                               Additional      Stock      Prepaid with
                             Common Stock        Paid-in    Subscription    Common     Deferred     Accumulated
                         Shares       Amount     Capital     Receivable      Stock     Consulting     Deficit
                      -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance, June 30,
 2000 (restated)       11,163,035 $     11,163 $ 12,724,383 $ (1,206,230)$   (433,767)$          - $(10,267,525)

Common stock issued
for services at
$2.31 per share           150,000          150      346,725            -            -            -            -

Common stock issued
for services at
$3.41 per share            50,000           50      170,575            -            -            -            -

Common stock issued
for services at
$4.89 per share             2,000            2        9,785            -            -            -            -

Common stock issued
for services at
$3.87 per share             2,581            3        9,997            -            -            -            -

Common stock issued
for services at
$2.78 per share            10,000           10       27,790            -            -            -            -

Common stock issued
for services at
$2.80 per share             7,000            7       19,593            -            -            -            -

Common stock issued
for note receivable
(exercise of options)
at $0.75 per share        200,000          200      149,800     (150,000)           -            -            -

Common stock issued
for note receivable
(exercise of options)
at $2.00 per share         50,000           50       99,950     (100,000)           -            -            -

Common stock issued
for prepaid legal
fees at $1.50
per share                  10,000           10       14,990            -      (15,000)           -            -

Common stock issued
for prepaid legal
fees at $2.00
per share                  10,000           10       19,990            -      (20,000)           -            -
                      -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance Forward        11,654,616 $     11,655 $ 13,593,578 $ (1,456,230)$   (468,767)$          - $(10,267,525)
                      -----------  -----------  -----------  -----------  -----------  -----------  -----------


The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Stockholders' Equity (Continued)

                                                                           Expenses
                                               Additional      Stock      Prepaid with
                             Common Stock        Paid-in    Subscription    Common     Deferred     Accumulated
                         Shares       Amount     Capital     Receivable      Stock     Consulting     Deficit
                      -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance Forward        11,654,616 $     11,655 $ 13,593,578 $ (1,456,230)$   (468,767)$          - $(10,267,525)

Common stock issued
for prepaid rent
at $2.00 per
share                      22,500           23       44,977            -      (45,000)           -            -

Common stock issued
for cash at $0.50
per share                  40,000           40       19,960            -            -            -            -

Common stock issued
for cash at $1.00
per share                  15,000           15       14,985            -            -            -            -

Common stock issued
for cash at $1.50
per share                 920,889          921    1,380,413            -            -            -            -

Common stock issued
for cash at $2.00
per share                 626,130          626    1,251,637            -            -            -            -

Common stock issued
in exercise of
options at $2.00
per share                  12,500           12       24,988            -            -            -            -

Additional interest
recorded on related
party subscriptions
receivable (restated)           -            -       39,847      (39,847)           -            -            -

Receipt of cash on
subscriptions
receivable                      -            -            -       37,770            -            -            -

Amortization of
prepaid expenses                -            -            -            -      448,517            -            -

Expenses incurred
through issuance
of stock options (restated)     -            -    1,471,407            -            -            -            -

Net loss for the
year ended June 30,
2001 (restated)                 -            -            -            -            -            -   (4,563,664)
                      -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance, June
30, 2001 (restated)    13,291,635 $     13,292 $ 17,841,792 $ (1,458,307)$    (65,250)$          - $(14,831,189)
                      -----------  -----------  -----------  -----------  -----------  -----------  -----------

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Stockholders' Equity (Continued)

                                                                           Expenses
                                               Additional      Stock      Prepaid with
                             Common Stock        Paid-in    Subscription    Common     Deferred     Accumulated
                         Shares       Amount     Capital     Receivable      Stock     Consulting     Deficit
                      -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance, June 30,
2001(restated)         13,291,635       13,292   17,841,792   (1,458,307)     (65,250)           -  (14,831,189)

Common stock issued
for cash at $1.00
per share                  50,000           50       49,950            -            -            -            -

Common stock issued
for cash at $2.00
per share                 758,450          759    1,516,142            -            -            -            -

Common stock issued
for stock subscription
receivable at $2.00
per share                  20,000           20       39,980      (40,000)           -            -            -

Common stock issued
for subscription
deposit at $2.00
per share                  12,500           12       24,988            -            -            -            -

Common stock issued
in lieu of royalty
payment at $2.00
per share                  22,500           22       49,978            -            -            -            -

Common stock issued
as payment of
accounts payable at
$1.33 per share             7,646            8       30,007            -            -            -            -

Options granted to
non-employees for
deferred consulting             -            -       81,000            -            -      (81,000)           -

Common stock issued
for prepaid services
at $2.00 per share        110,000          110      219,890            -     (220,000)           -            -

Common stock issued
for rent and
prepaid rent at
$2.00 per share            22,500           22       44,978            -      (45,000)           -            -

Commons stock issued
for prepaid board
of directors fees
at $2.00 per share         75,000           75      149,925            -     (150,000)           -            -

Common stock issued
for consulting
services at $2.00
per share                 100,000          100      199,900            -            -            -            -

Common stock cancelled
due to court order at
$0.97 per share          (300,000)        (300)    (289,551)           -            -            -            -

Stock subscription
receivable cancelled      (20,000)         (20)     (39,980)      40,000            -            -            -

Common shares issued
for option exercise
paid for through
services rendered          37,500           38       74,962            -            -            -            -
                      -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance Forward        14,187,731 $     14,188 $ 19,993,961 $ (1,458,307)$   (480,250)$    (81,000)$(14,831,189)
                      -----------  -----------  -----------  -----------  -----------  -----------  -----------

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Stockholders' Equity (Continued)

                                                                           Expenses
                                               Additional      Stock      Prepaid with
                             Common Stock        Paid-in    Subscription    Common     Deferred     Accumulated
                         Shares       Amount     Capital     Receivable      Stock     Consulting     Deficit
                      -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance Forward        14,187,731 $     14,188 $ 19,993,961 $ (1,458,307)$   (480,250)$    (81,000)$(14,831,189)

Stock subscription
receivable -related
party written-off
due to court order              -            -            -      502,000            -            -            -

Amortization of
prepaid expenses                -            -            -            -      329,500            -            -

Additional interest
recorded on
subscriptions
receivable and
subscriptions
receivable - related
party                           -            -       61,300      (67,722)           -            -            -

Receipt of cash and
services for
subscriptions
receivable and
interest on
subscriptions
receivable                      -            -            -       51,640            -             -           -

Receipt of cash on
subscriptions
receivable                      -            -            -      409,668            -             -           -

Valuation
adjustment and
amortization of
deferred consulting             -            -       35,000            -            -       (22,433)          -

Net loss for the
year ended June 30,
2002                            -            -            -            -            -            -   (2,526,411)
                      -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance, June
30, 2002               14,187,731 $     14,188 $ 20,090,261 $   (562,721)$   (150,750)$   (103,433)$(17,357,600)
                      ===========  ===========  ===========  ===========  ===========  ===========  ===========


SUPPLEMENTAL SCHEDULE OF
ACCUMULATED DEFICIT

Deficit accumulated during the
development stage (restated)                                     $(14,831,189)

Deficit accumulated subsequent to
the development stage                                              (2,526,411)
                                                                 ------------
Total accumulated deficit                                        $(17,357,600)
                                                                 ============

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
                                                     For the Years Ended
                                                           June 30,
                                                     2002           2001
                                                 ------------   ------------
                                                                 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $  (2,526,411) $  (4,563,664)
Adjustments to reconcile net loss to net
 cash used by operating activities:
 Depreciation and amortization                        222,742        175,383
 Bad debt expense                                      36,834         15,500
 (Gain) loss on disposition of assets                 (14,907)         5,125
 Equity instruments issued for services               654,500      2,056,094
 Stock subscription receivable paid
  through services                                     17,863              -
 Re-valuation of deferred consulting                   12,567              -
Changes in assets and liabilities:
 Increase in accounts receivable
  and accounts receivable - related                  (126,154)       (10,314)
 Increase in inventory                                 (6,216)       (33,840)
 Increase in prepaid expenses                         (36,068)       438,392
 Decrease in other assets                                   -        (15,543)
 Increase (decrease) in account payable
  and accrued expenses                                 45,389        (57,916)
                                                 ------------   ------------
   Net Cash Used by Operating Activities           (1,719,862)    (1,990,783)
                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks                  (42,205)        (6,375)
Proceeds from sale of fixed assets                    298,680          5,500
Cash paid for fixed assets                           (277,890)      (192,140)
                                                 ------------   ------------
   Net Cash Used by Investing Activities        $     (21,415) $    (193,015)
                                                 ------------   ------------













The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows (Continued)

                                                     For the Years Ended
                                                           June 30,
                                                     2002           2001
                                                 ------------   ------------
                                                                 (Restated)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscription deposit        $       9,000  $           -
Receipt of subscriptions receivable                   409,668  $      37,770
Decrease in stock subscription deposit                      -        (40,000)
Common stock issued for cash                        1,566,901      2,693,597
                                                 ------------   ------------
Net Cash Provided by Financing Activities           1,985,569      2,691,367
                                                 ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS             244,293        507,569

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        530,052         22,483
                                                 ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $     774,345  $     530,052
                                                 ============   ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest                                        $           -  $           -
Income taxes                                    $           -  $           -

NON-CASH FINANCING ACTIVITIES
Equity investments issued for services
 rendered                                       $     654,500  $   2,056,094
Common stock issued in lieu of debt and
 interest                                       $      80,015  $           -
Common stock issued for subscriptions
 receivable                                     $           -  $     250,000
Interest on related party subscription
 receivable                                     $      61,300  $      39,487









The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2002 and 2001

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization
Amerityre Corporation, (the "Company") was incorporated under the laws of the State of Nevada on January 30, 1995, under the name American Tire Corporation. The Company was organized to take advantage of existing proprietary and non-proprietary technology available for the manufacturing of specialty tires.
The Company engages in the manufacturing, marketing, distribution, and sales of "flatfree" specialty tires and tire-wheel assemblies and currently is manufacturing these tires at its manufacturing facility located in Las Vegas, Nevada. During the year ended June 30, 2001, the name of the Company was changed to Amerityre Corporation.

b.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.

c.  Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                                         For the Years Ended
                                                June 30,
                                           2002          2001
                                       ------------   ------------
                                                       (Restated)

Loss (numerator)                      $  (2,526,411) $  (4,563,664)
Shares (denominator)                     13,662,411     12,106,491
Per share amount                      $       (0.19) $       (0.38)

The Company's outstanding stock purchase warrants and options have been excluded from the basic net loss per share calculation as they are anti-dilutive.

d.  Estimates

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

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2002 and 2001

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

e.  Income Taxes
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of June 30, 2002 and 2001:

                                              2002           2001
                                          ------------   ------------
Deferred tax liabilities:
                                         $           -  $           -
                                                     -              -
                                          ------------   ------------
                                         $           -  $           -
                                          ============   ============
Deferred tax assets:

NOL Carryover                            $   5,857,008  $   4,982,248
Contribution Carryover                              68              -
                                          ------------   ------------
                                         $   5,857,076  $   4,982,248
                                          ============   ============

The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of June 30, 2002 and 2001 as follows:

                                              2002           2001
                                          ------------   ------------
Income tax benefit at statutory rate(39%)$   5,857,000  $   4,982,300
Valuation allowance                         (5,857,000)    (4,982,300)
                                          ------------   ------------
                                         $           -  $           -
                                          ============   ============

The provision for income taxes charged to operations for the years ended June 30, 2002 and 2001 consist of the following:

                                              2002           2001
                                          ------------   ------------
Income tax benefit at statutory rate(39%)$         100  $         100
Change in valuation allowance                     (100)          (100)
                                          ------------   ------------
                                         $           -  $           -
                                          ============   ============

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2002 and 2001

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

e.  Income Taxes (Continued)

At June 30, 2002, the Company had net operating loss carryforwards of approximately $15,017,971 that may be offset against future taxable income from the year 2000 through 2022. No tax benefit has been reported in the June 30, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

f.  Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market. The inventory consists of chemicals, finished goods produced in the Company's plant and products purchased for resale.

Raw Materials             $   110,106
Work in Progress                    -
Finished Goods                297,030
                           ----------
Total Inventory           $   407,136
                           ==========

g.  Property and Equipment

Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Leasehold improvements            5 years
Equipment                         5 to 7 years
Furniture and fixtures            7 years
Automobiles                       5 years

Depreciation expense for the years ended June 30, 2002 and 2001 was $220,678 and $173,825, respectively.

h. Revenue Recognition

Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred, and collection is reasonably assured.

Product is shipped FOB origination.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2002 and 2001

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

i.  Patents and Trademarks

Patent costs have been capitalized at June 30, 2002 totaling $87,844. The patents which have been granted are being amortized over a period of 17 years. Patents which are pending or are being developed are not being amortized. Amortization will begin once the patents have been issued. Amortization expense for the years ended June 30, 2002 and June 30, 2001 was $2,064 and $1,558, respectively.

The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis as necessary. Several factors are used to evaluate intangibles, including, but not limited to, management's plans for future operations, recent operating results and projected, undiscounted cash flows.

j.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended June 30, 2002 and 2001 was $122,314, and $336,934, respectively.

k.  Newly Adopted Accounting Pronouncements

SFAS No.'s 141 and 142 -- In June 2001, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001. Further, certain transition provisions that affect accounting for business combinations occurring prior to June 30, 2001 are effective as of the date that SFAS No. 142 was applied in its entirety, which, for the Company was July 1, 2001.

SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e., those that result from contractual or other legal rights or are separable) be recorded as assets, apart from goodwill. The transition provisions require that an assessment of previous business combinations be made, and if appropriate, reclassifications to or from goodwill be made to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Rather, goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant.

The adoption of these new pronouncements had no effect on the Company.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2002 and 2001

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

k.  Newly Adopted Accounting Pronouncements (Continued)

SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. This pronouncement requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

SFAS No. 144 -- On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supersedes SFAS Statement No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, and addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. This requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under discontinued operations in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2002 and 2001

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

l.  Recent Accounting Pronouncements

SFAS No. 145--On April 30, 2002, the Financial Accounting Standards Board
(FASB) issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS
4)," Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate," Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. We do not expect that the adoption of SFAS 145 will have a material effect on our financial performance or results of operations.

SFAS No. 146--In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company does not expect that the adoption will have a material effect on its financial performance or results of operations.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2002 and 2001


NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

m.  Equity Securities

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

n.  Concentrations of Risk

The Company maintains several accounts with financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's balances regularly exceed that amount.

Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual risks, or significant risks in the normal course of its business.

o.  Stock Options

As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less that the market price of the underlying common stock on the date of grant.

p.  Valuation of Options and Warrants

The valuation of options and warrants granted to unrelated parties for services are measured as of the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached, or (2) the date the counterparty's performance is complete. Pursuant to the requirements of EITF 96-18, the options and warrants will continue to be revalued in situations where they are granted prior to the completion of the performance.

q.  Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2002 and 2001

NOTE 2 -STOCK SUBSCRIPTIONS RECEIVABLE

During the year ended June 30, 1998, an officer of the Company signed an agreement and note to purchase 200,000 shares of the Company's common stock at a price of $2.00 per share. The officer was subsequently terminated in July 1999. This subscription receivable has been presented as a reduction of stockholders' equity. Originally, the note was to bear interest at 8.50% per annum, and was to be paid in five equal annual installments beginning June 30, 1999, with the last payment due in full no later than June 30, 2003. At June 30, 2001, however, no payment had been received by the Company, and the entire $400,000, plus accrued interest of $102,000, was still owed under the note. Management of the Company elected to pursue a legal settlement in this matter, which was finalized in December of 2001. Per the terms of the settlement agreement, the Company wrote-off its subscription receivable, and all related accrued interest. In return, the former officer returned his shares to the Company. As of June 30, 2002, the Company had no further liability to the former officer, and the former officer was cleared of all obligation to the Company.

During the year ended June 30, 2000, the Company issued 1,000,000 shares of common stock for various notes receivable totaling $750,000 to related parties. These notes bear interest at rates of 8.0% and 8.5% per annum and are due in full on December 1, 2002. These notes are also being presented as a reduction of stockholders' equity. All interest accrued on related party stock subscriptions are being presented as a credit to additional paid-in capital.

During the year ended June 30, 2001, the Company issued 250,000 shares of common stock for various notes receivable totaling $250,000. These notes are presented as a reduction of stockholders equity. During the years ended June 30, 2001 and 2000, $37,770 and $12,016, respectively, was received on these notes. Additional interest of $6,093 was also been recorded, bringing the total subscription receivable balance at June 30, 2001 to $1,458,307.

During the year ended June 30, 2002, the Company issued 20,000 shares of its common stock for a note receivable totaling $40,000. Later in the year, this note was cancelled due to non-receipt of cash, and the shares were returned to the Company. Further, the Company received cash on its subscriptions receivable totaling $427,531. Additionally, the Company recorded $33,945 in accrued interest on its stock subscription receivables, bringing the total balance to $562,721 at June 30, 2002.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2002 and 2001

NOTE 3 -RELATED PARTY TRANSACTIONS

As of June 30, 2001, the Company owed $93,597 ($77,000 principal plus $16,597 of accrued interest) to a former officer of the Company. Further, the former officer claimed that the Company was indebted to him for an additional $118,569 in accrued wages. In December 2001, the Company reached a settlement agreement with the former officer such that the Company wrote-off its $400,000 stock subscription receivable and all related accrued interest (See Note 2). In return, the former officer forgave all amounts due to him from the Company, and returned to the Company 200,000 shares obtained through the stock subscription receivable, as well as an additional 100,000 shares previously issued to the former officer as compensation for services rendered in prior years.

On October 29, 1999, the Company entered into an exclusive license agreement with the Company's President and two unrelated parties to license certain intellectual property rights known as "Apparatus for Making Foam Products" and "Method for Making Polyurethane Tires with an Outer Skin" embodied in United States Patent No.'s 4,943,223 and 4,855,096, respectively. The agreement granted the Company an exclusive license to use, sell, license, or otherwise exploit the technology worldwide in exchange for a royalty of $0.25 per unit sold for all wholesale or retail sales of units produced utilizing the technology. The agreement also provided for certain minimum production/royalty requirements following the first year in order to maintain the exclusive license. The licensors have the option to terminate the agreement should the Company fail to pay any required royalty when due or fail to meet the minimum production/royalty requirements.

At October 2001, the Company had failed to produce and sell enough units utilizing the technology to meet the minimum production/royalty requirements outlined in the agreement. Therefore, the parties agreed to amend the original agreement such that the Company issued the licensors 22,500 shares of its restricted common stock in lieu of all royalty payments accrued through December 31, 2001. According to the amended agreement, the Company agreed to pay a royalty of $0.25 per unit sold utilizing the technology subsequent to December 31, 2001, except for those sold for promotional purposes. The agreement was further amended such that in order to maintain the exclusive license, the Company was required to sell units utilizing the technology in the following minimum quantities:

Period                                            Number of Units
------------------------------------              ---------------
January 1, 2002 to December 31, 2002                      200,000
January 1, 2003 to December 31, 2003                      300,000
January 1, 2004 to December 31, 2004                      400,000
January 1, 2005 to December 31, 2005
 and each calendar year thereafter                        500,000

For the year ended June 30, 2002, the Company paid a total of $54,770 in royalties relating to this agreement. At June 30, 2002 the Company had an outstanding royalty obligation of approximately $3,513, which amount has been included in the Company's accounts payable.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2002 and 2001

NOTE 3 -RELATED PARTY TRANSACTIONS (Continued)

During the year ended June 30, 2002, the Company contracted for the design and building of equipment with a company having common board members with Amerityre. During the year, the Company made several "good faith" deposits on this equipment totaling $82,332. In June of 2002, the related party performed services for the Company valued at $15,201, leaving an outstanding balance of $67,131. At this time it became clear to both parties that the related party was not financially viable enough to be able to complete the contracted performance. Therefore, the Company accepted certain fixed assets from the related party in lieu of the agreed-upon services. The assets received from the related party were valued at $32,084, with the remaining amount of $35,047 being written-off to a bad debt expense. As of June 30, 2002, the Company had no outstanding obligation relating to this agreement.

During June 2002, the Company entered into an agreement with Taylor and Associates, Inc. (Taylor and Associates), whereby, in consideration for the Company's employ of Elliott Taylor as its executive vice-president and to compensate Taylor and Associates for the potential financial detriment that might occur to it as the result of his employment, the Company agreed to pay Taylor and Associates $2,750 per month for a period of 24 months, commencing on June 30, 2002 and continuing through May 31, 2004. Elliott Taylor was the principle attorney for Taylor and Associates, prior to his employment by the Company.

NOTE 4 -COMMITMENTS AND CONTINGENCIES

The Company maintains an executive office suite in Boulder City, Nevada. During the year ended June 30, 2002, the Company renewed its lease for one year, beginning in April 2002. The monthly rental payment on this property throughout the lease term is $3,750.

On February 18, 2000, the Company entered into a separate lease agreement relating to a manufacturing facility in Las Vegas, Nevada for five years beginning on March 1, 2000. The monthly rental payment is $6,893 for the first twelve months with annual increases based on the Consumer Price Index.

NOTE 5 -STOCK TRANSACTIONS

During the year ended June 30, 2001, the Company issued 1,614,519 shares of its common stock for $2,693,597 in cash. In addition, the Company issued 42,500 shares for prepaid expenses valued at $80,000. The Company also issued 250,000 shares for notes receivable (exercise of options) totaling $250,000, and 221,581 shares for services rendered, valued at $584,687.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2002 and 2001

NOTE 5 -STOCK TRANSACTIONS (Continued)

During the year ended June 30, 2002, the Company issued 808,450 shares of its common stock for $1,566,901 in cash. In addition, the Company issued 12,500 shares of its common stock for $25,000 in stock subscription deposits. The Company also issued 30,146 shares in lieu of debt and royalty obligations.
The Company also issued 207,500 shares for prepaid services, and an additional 100,000 shares for consulting services rendered. Further, 37,500 shares were issued on the exercise of stock options. Finally, the Company cancelled 320,000 shares of its common stock during the year for non-payment of subscriptions receivable. The total number of common shares issued and outstanding as of June 30, 2002 was 14,187,731.

NOTE 6 -STOCK SUBSCRIPTION DEPOSIT

During the year ended June 30, 2002 the Company issued 12,500 shares of its common stock for $25,000 in stock subscription deposits which were received during the year ended June 30, 2002.

During the year ended June 30, 2002, the Company received a total of $9,000 for the purchase of 4,500 shares of common stock. These 4,500 shares were issued subsequent to June 30, 2002.

NOTE 7 -STOCK OPTIONS

During August 2002, the Company's board of directors ratified the "Amerityre 2002 Stock option and Award Plan," to be effective April 1, 2002. Under the terms of this plan, the Company registered 2,000,000 shares of its $0.001 par value common stock at a proposed maximum offering price per share of $2.80. The proposed maximum aggregate offering price totaled $5,600,000. As of June 30, 2002, 1,186,000 options had been issued under this plan, each with an exercise price of $4.00 per share and a three-year term.

During December 2001, the Company granted options to attorneys to purchase 50,000 shares of common stock. The options have an exercise price of $2.00 per share and a five-year term.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2002 and 2001

NOTE 7 -STOCK OPTIONS (Continued)

A summary of the status of the Company's outstanding stock options as of June 30, 2002 and 2001 and changes during the years then ended is presented below:

                                     2002                      2001
                            -----------------------   -----------------------
                                          Weighted                  Weighted
                                           Average                   Average
                                          Exercise                  Exercise
                             Shares         Price       Shares        Price
                            ----------   ----------   ----------   ----------
Outstanding, beginning of
 year                        3,417,500  $      5.17      330,000  $      0.79
Granted                      1,236,000         3.92    3,450,000         5.14
Expired/Cancelled           (2,500,000)        6.00     (100,000)        0.50
Exercised                      (37,500)        2.00     (262,500)        1.05
                            ----------   ----------   ----------   ----------
Outstanding end of year      2,116,000  $      3.52    3,417,500  $      5.17
                            ----------   ----------   ----------   ----------
Exercisable                  2,116,000  $      3.52      917,500  $      2.93
                            ----------   ----------   ----------   ----------

                             Outstanding                   Exercisable
               -----------------------------------   -----------------------
                            Weighted
                 Number      Average      Weighted      Number      Weighted
               Outstanding  Remaining      Average    Exercisable    Average
   Range of    at June 30, Contractual    Exercise    at June 30,   Exercise
Exercise Prices    2002        Life         Price         2002        Price
  ----------   ----------   ----------   ----------   ----------   ----------
 $      2.00       80,000         3.13  $      2.00       80,000  $      2.00
        3.00      850,000         1.56         3.00      850,000         3.00
        4.00    1,186,000         2.79         4.00    1,186,000         4.00
               ----------   ----------   ----------   ----------   ----------
 $ 2.00-4.00    2,116,000         2.31  $      3.52    2,116,000  $      3.52
               ==========   ==========   ==========   ==========   ==========

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:
                                             For the Year Ended
                                                June 30, 2002
                                             ------------------
Risk free interest rate                           3.62% - 4.48%
Expected life                                       3   5 years
Expected volatility                            91.49% - 114.84%
Dividend yield                                            0.00%

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2002 and 2001

NOTE 7 -STOCK OPTIONS (Continued)

Of the 1,236,000 options issued, 1,186,000 were issued to employees or employee directors and were accounted for under APB 25, "Accounting for Stock Issued to Employees." All of these shares were issued either at or above the market price of the Company's common stock on the date of issue and no compensation expense was recognized. Had compensation cost for the issuance of the options been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, "Accounting for Stock Based Compensation," the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                 For the Years Ended
                                                       June 30,
                                                    2002          2001
                                                -----------   -----------
                                                               (Restated)

Net (loss) as reported                         $ (2,526,411) $ (4,563,664)
Pro forma                                        (5,371,691)   (5,004,569)
Basic (loss) per share as reported             $      (0.19) $      (0.38)
Pro forma                                             (0.39)        (0.41)

NOTE 8 -GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses, which have resulted in an accumulated deficit of $17,357,600 at June 30, 2002, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. The Company's management has taken certain steps to maintain its operating and financial requirements in an effort to enable the Company to continue as a going concern until such time that revenues are sufficient to cover expenses, including:

(a) development of a direct marketing program supported by regional sales representatives to sell the Company's products;
(b) reduction in outside consulting services and general and administrative expenses;
(c) development of new technology for the production of higher-margin flatfree tires for the lawn and garden market and golf cart/turf equipment market;
(d) obtaining equity funding through the private placement of the Company's common stock to existing shareholders; and
(e) issuing common stock in lieu of cash for legal and other professional services.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2002 and 2001

NOTE 8 -GOING CONCERN (Continued)

Management anticipates that during the upcoming fiscal year the Company will need approximately $2,000,000 to implement its plan and meet its working capital requirements.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described above, and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 -CESSATION OF THE DEVELOPMENT STAGE

Since inception, the Company has been deemed to be a "development stage company" as that term is defined under Rule 1-02(h) of Regulation SX. This regulation states that a company shall be considered in the development stage if it is devoting all of its efforts to establishing a new business and either of the following conditions exist: (1) planned principal operations have not commenced, or (2) planned principal operations have commenced, but there has been no significant revenue therefrom. During the year ended June 30, 2002, the Company's management and board of directors determined that the Company's operations were sufficiently established such that the Company was fit to exit the development stage. Therefore, the Company's operations for the year ended June 30, 2002 are considered to have transpired subsequent to the cessation of the development stage. As such, the Company's deficit accumulated during the development stage totaled $14,831,189, and the deficit accumulated subsequent to the development stage totaled $2,526,411, as of June 30, 2002.

NOTE 10 -CORRECTION OF ERRORS

The Company has restated its financial statements for the years ended June 30, 2001, 2000, and 1999. This action was taken as the result of a review of the Company's application of certain accounting principles as discussed below:

1. The Black-Scholes option-pricing model was used to value stock options issued to non-employees and to calculate the pro-forma effect of options issued to employees. Subsequent review of the application of this model resulted in the discovery of errors in the formula used to calculate the historical volatility of the Company's common stock. This discovery prompted management to restate the Company's 2001 financial statements to recognize additional expense of $1,157,589 and to disclose an additional pro-forma expense of $440,905 associated with the issuance of these options.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2002 and 2001


NOTE 10 -CORRECTION OF ERRORS (Continued)

2. During the years ended June 30, 2001, 2000, and 1999 the company issued shares of its common stock to related parties in exchange for subscriptions receivable. As of June 30, 2001, these receivables had accrued interest totaling an aggregate of $108,093. This accrued interest was recorded as interest income during the periods in which the interest accrued. Subsequent review of these stock issuances resulted in the discovery of an error, in that the Company should have recorded the accrued interest on the related party receivables as additional paid-in capital, not as interest income. This discovery prompted management to restate the Company's financial statements such that income of $39,847 was reclassified as additional paid-in capital in the 2001 fiscal year, an additional $34,246 in the 2000 fiscal year, and $34,000 in the 1999 fiscal year.

In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded. The impact of these adjustments on the Company's financial results as originally reported is summarized below:

                                                June 30, 2001
                                  As Reported    As Adjusted     Difference
                                  ------------   ------------   ------------
Additional paid-in capital       $  16,576,110  $  17,841,792  $   1,265,682
                                  ------------   ------------   ------------
Accumulated deficit                (13,565,507)   (14,831,189)    (1,265,682)
                                  ------------   ------------   ------------
Consulting                           1,153,807      1,315,092       (161,285)

Selling, general and
 administrative                      1,358,318      2,354,622       (996,304)

Interest income                        114,299         74,452        (39,847)

Net loss                         $  (3,366,228) $  (4,563,664) $  (1,197,436)
                                  ------------   ------------   ------------
Pro Forma net loss               $  (3,401,718) $  (4,599,154) $  (1,197,436)
                                  ============   ============   ============
Net loss per share               $       (0.28) $       (0.38) $       (0.10)
                                  ============   ============   ============
Pro Forma net loss per share     $       (0.28) $       (0.38) $       (0.10)
                                  ============   ============   ============

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2002 and 2001


NOTE 10 -CORRECTION OF ERRORS (Continued)
                                                June 30, 2000
                                  As Reported    As Adjusted     Difference
                                  ------------   ------------   ------------
Additional paid-in capital       $  12,656,137  $  12,724,383  $      68,246
                                  ------------   ------------   ------------
Accumulated deficit                (10,199,279)   (10,267,525)        68,246
                                  ------------   ------------   ------------
Interest income                         45,461         11,395        (34,246)

Net loss                         $  (1,897,712) $  (1,931,958) $     (34,246)
                                  ============   ============   ============
Net loss per share               $       (0.23) $       (0.23) $       (0.00)
                                  ============   ============   ============

                                                June 30, 1999
                                  As Reported    As Adjusted     Difference
                                  ------------   ------------   ------------
Additional paid-in capital       $   9,465,830  $   9,499,830  $      34,000
                                  ------------   ------------   ------------
Accumulated deficit                 (8,301,567)    (8,335,567)       (34,000)
                                  ------------   ------------   ------------
Interest income                         34,460            460        (34,000)
                                  ------------   ------------   ------------
Net loss                         $  (1,779,346) $  (1,813,346) $     (34,000)
                                  ============   ============   ============
Net loss per share               $       (0.22) $       (0.21) $       (0.01)
                                  ============   ============   ============



NOTE 11 -SUBSEQUENT EVENTS

Subsequent to June 30, 2002 the Company entered into agreements with two unrelated parties for the purchase of operating equipment for $425,000 and $33,600 in cash, respectively.

Subsequent to June 30, 2002, the Company issued 60,000 shares of its restricted common stock to an unrelated investor for cash at $2.00 per share, and collected $10,723 on its stock subscriptions receivable.