Form 10KSB/A
period 2002-06-30
AMERITYRE CORP
filed 2002-10-08
CIK 945828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB/A
                                 Amendment No. 1
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

This amendment is being filed to correct typographic errors in the ownership numbers of certain beneficial owners.

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

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title
 of      Name and Address              Amount and Nature of     Percentage
Class    Beneficial Owner              Beneficial Ownership(1)   of Class
-----    ----------------              --------------------     ----------
Common   Richard A. Steinke            (2)      1,303,500             9.74
         705 Yucca Street
         Boulder City, NV  89005

Common   Alan F. Rypinksi              (3)      1,010,000             6.91
         3101 North Pacific Coast Hwy.
         Suite 100 A
         Newport Beach, CA  92663

Common   Henry D. Moyle, Jr.           (4)        778,000             5.37
         Sunset Canyon Ranch
         Virgin, UT 84779

Security Ownership of Management of the Company
-----------------------------------------------
Title
 of      Name and Position of          Amount and Nature of     Percentage
Class    Officer and/or Director       Beneficial Ownership(1)   of Class
-----    -----------------------       --------------------     ----------
Common   Richard A. Steinke, CEO/Pres.   (2)      1,303,500       9.74
Common   Elliott N. Taylor, Exec. VP     (5)        270,000       1.81
Common   James Moore, Vice President     (6)         60,000        .41
Common   David P. Martin, Vice President (7)        183,629       1.28
Common   David K. Griffiths, Sec./Treas. (8)         90,917        .64
Common   Louis M. Haynie, Director       (9)        676,500       4.67
Common   Henry D. Moyle, Jr. Director    (4)        778,000       5.37
Common   William K. Watkins, Director   (10)        449,000       3.10
Common   Gene Stipe, Director           (11)        475,000       3.23

         Total Beneficial Ownership of
         All Officers and Directors as
         a Group (9 persons)                      4,286,546      27.29


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

(8) Includes options to acquire up to 25,000 shares at an exercise price of $4.00 per share that expire April 1, 2005, and 100 shares held in an IRA account.

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

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                        AMERITYRE CORPORATION

Date: October 7, 2002                   By /S/Richard A. Steinke, Chairman of
                                        the Board, President and CEO
                                        [Principal Executive Officer]


Date: October 7, 2002                   By /S/David K. Griffiths, Secretary
                                        Treasurer [Principal Accounting
                                        Officer]