Form 10QSB
period 2002-09-30
AMERITYRE CORP
filed 2002-12-02
CIK 945828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-94318-C


                            AMERITYRE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             NEVADA                                          87-0535207
--------------------------------                         -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

1501 INDUSTRIAL ROAD, BOULDER CITY, NEVADA                      89005
--------------------------------------                   -------------------
(Address of principal executive offices)                      (Zip Code)

                                (702) 293-1930
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                705 YUCCA STREET, BOULDER CITY, NEVADA  89005
-----------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 14,493,192 shares of common stock, par value $0.001, as of November 27, 2002.

                  PART I - FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Our unaudited balance sheet at September 30, 2002 and our audited balance sheet at June 30, 2002; and the related unaudited statements of operations and cash flows for the three month periods ended September 30, 2002 and 2001, are attached hereto.

                             AMERITYRE CORPORATION
                                BALANCE SHEETS
                                     ASSETS
                                                 SEPTEMBER 30,    JUNE 30,
                                                     2002           2002
                                                 ------------  -------------
                                                  (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                       $    448,263   $    774,345
 Accounts receivable - net                             66,283        102,996
 Inventory                                            392,331        407,136
 Prepaid expenses                                      45,134         56,228
                                                 ------------   ------------
   Total Current Assets                               952,011      1,340,705
                                                 ------------   ------------
PROPERTY AND EQUIPMENT
 Leasehold improvements                                41,613         41,613
 Equipment                                          1,520,850      1,499,512
 Furniture and fixtures                                19,730         19,730
 Vehicles                                              31,541         31,541
 Construction in progress                             123,050           -
 Less - accumulated depreciation                   (1,035,370)      (976,840)
                                                 ------------   ------------
   Total Property and Equipment                       701,414        615,556
                                                 ------------   ------------
OTHER ASSETS
 Patents and trademarks - net                          81,683         82,080
 Deposits                                               7,180          7,180
                                                 ------------   ------------
   Total Other Assets                                  88,863         89,260
                                                 ------------   ------------
TOTAL ASSETS                                     $  1,742,288   $  2,045,521
                                                 ============   ============










The accompanying notes are an integral part of these financial statements.

                            AMERITYRE CORPORATION
                          BALANCE SHEETS (Continued)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 SEPTEMBER 30,    JUNE 30,
                                                     2002           2002
                                                 ------------  -------------
                                                  (Unaudited)
CURRENT LIABILITIES
 Accounts payable                                $     61,279   $     95,584
 Accrued expenses                                     116,388         10,992
 Stock subscription deposit                             9,000          9,000
                                                 ------------   ------------
   Total Current Liabilities                          186,667        115,576
                                                 ------------   ------------
   Total Liabilities                                  186,667        115,576
                                                 ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock: 5,000,000 shares authorized
  of $0.001 par value, -0- shares issued and
  outstanding                                               -              -
 Common stock: 25,000,000 shares authorized of
  $0.001 par value, 14,277,731 and 14,187,731
  shares issued and outstanding, respectively          14,278         14,188
 Additional paid-in capital                        20,244,234     20,090,261
 Stock subscriptions receivable                      (548,065)      (562,721)
 Expenses prepaid with common stock                  (102,000)      (150,750)
 Deferred consulting                                  (67,333)      (103,433)
 Deficit accumulated during the development
  stage                                           (14,831,189)   (14,831,189)
 Deficit accumulated subsequent to the
  development stage                                (3,154,304)    (2,526,411)
                                                 ------------   ------------
   Total Stockholders' Equity                       1,555,621      1,929,945
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  1,742,288   $  2,045,521
                                                 ============   ============






The accompanying notes are an integral part of these financial statements.

                             AMERITYRE CORPORATION
                           Statements of Operations
                                  (Unaudited)


                                                For the Three Months Ended
                                                       September 30,
                                                ---------------------------
                                                    2002           2001
                                                ------------   ------------
NET SALES                                       $    200,229  $      23,692

COST OF SALES                                        213,436         14,877
                                                ------------   ------------
GROSS (DEFICIT) MARGIN                               (13,207)         8,815
                                                ------------   ------------
EXPENSES
 Consulting                                           23,631        127,654
 Payroll and payroll taxes                           227,035        133,281
 Depreciation and amortization                        58,927         54,330
 Selling, general and administrative                 312,294        239,969
                                                ------------   ------------
   Total Expenses                                    621,887        555,234
                                                ------------   ------------
LOSS FROM OPERATIONS                                (635,094)      (546,419)
                                                -------------  ------------
OTHER INCOME
 Interest income                                       6,756         23,692
 Other income                                            445              -
 Gain on disposal of assets                                -         18,036
                                                ------------   ------------
   Total Other Income                                  7,201         41,728
                                                ------------   ------------
NET LOSS                                        $   (627,893)  $   (504,691)
                                                ============   ============
BASIC LOSS PER SHARE                            $      (0.04)  $      (0.04)
                                                ============   ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                               14,204,742     13,533,480
                                                ============   ============


The accompanying notes are an integral part of these financial statements.

                                AMERITYRE CORPORATION
                              Statements of Cash Flows
                                   (Unaudited)

                                                For the Three Months Ended
                                                       September 30,
                                                ---------------------------
                                                    2002           2001
                                                -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                        $    (627,893) $    (504,691)
Adjustments to reconcile net loss to net
 cash (used) by operating activities:
  Depreciation and amortization                        58,927         54,330
  (Gain) loss on disposition of assets                      -        (18,036)
  Common stock issued for services                          -         25,000
  Stock options issued for services                     2,441              -
  Services provided in lieu of cash payment
   on subscriptions receivable                         14,249              -
  Interest on subscriptions receivable                 (1,520)        (3,781)
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable
   and accounts receivable - related                   36,713         (2,273)
  (Increase) decrease in inventory                     14,805        (67,305)
  Decrease in prepaid expenses                         59,944          6,344
  (Increase) in other assets                                -        (19,219)
  Increase in accounts payable and
   accrued expenses                                    71,091         12,401
                                                -------------  -------------
    Net Cash (Used) by Operating Activities          (371,243)      (517,230)
                                                -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of fixed assets                          -        315,169
Purchase of equipment                                (144,388)       (14,550)
                                                -------------  -------------
   Net Cash Provided (Used) by
    Investing Activities                        $    (144,388) $     300,619
                                                -------------  -------------



  The accompanying notes are an integral part of these financial statements.

                                AMERITYRE CORPORATION
                         Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                For the Three Months Ended
                                                       September 30,
                                                ---------------------------
                                                    2002           2001
                                                ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Receipt of subscriptions receivable             $      9,549   $     10,694
Increase (decrease) in stock subscription
 deposit                                                   -        (23,000)
Common stock issued for cash                         180,000        541,000
                                                ------------   ------------
Net Cash Provided by Financing Activities            189,549        528,694
                                                ------------   ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                   (326,082)       312,083

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                           774,345        530,052
                                                ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $    448,263   $    842,135
                                                ============   ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest                                        $          -   $          -
Income taxes                                    $          -   $          -

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered       $          -   $     25,000
Common stock issued for prepaid expenses        $          -   $     20,000
Common stock issued for subscriptions
 receivable                                     $          -   $     40,000







  The accompanying notes are an integral part of these financial statements.

                               AMERITYRE CORPORATION
                     Notes to the Unaudited Financial Statements
                       September 30, 2002 and June 30, 2002

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in a total accumulated deficit of approximately $17,985,000 at September 30, 2002 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its patented tires and to obtain additional equity financing if required to sustain operations until revenues are adequate to cover the costs.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

In August 2002, the Company issued a purchase order to have production equipment built by an unrelated party for a total of $425,000. The purchase order calls for the Company to make four equal installment payments of $106,250 during the construction of the equipment. The first payment was made in August 2002 and the second payment was made in October 2002. The installment payment made in August 2002 was classified as construction-in-progress at September 30, 2002 and will be reclassified to equipment and depreciated upon completion, installation and commencement of usage of the equipment.

                                AMERITYRE CORPORATION
                     Notes to the Unaudited Financial Statements
                       September 30, 2002 and June 30, 2002

NOTE 4 - MATERIAL EVENTS

During the three month period ended September 30, 2002, the Company issued 90,000 shares of its common stock for cash of $180,000, or $2.00 per share.

During the three month period ended September 30, 2002, the Company granted stock options to a consultant for services to purchase 5,000 and 2,336 shares of common stock at $2.40 and $2.14 per share, respectively. The Company recognized $2,411 in expense as a result of these issuances as calculated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 1.72% and 1.67%; volatility of 98.82% and 83.56%; expected dividend rates of 0%; and expected lives of two months and one month for the respective issuances.

NOTE 5 - SUBSEQUENT EVENTS

In October 2002, pursuant to a resolution of the Company's Board of Directors, the Company issued 200,000 shares of common stock in lieu of cash compensation to Richard A. Steinke, CEO of the Company. This issuance was made as a payment of compensation for the period from July 1, 2002 through June 30, 2003.

In October 2002, the Company issued 5,000 shares of its common stock for cash of $10,000 or $2.00 per share.

In October 2002, the Company granted a consultant a stock option to purchase 2,857 shares of common stock.

In October and November 2002, the Company issued an aggregate of 10,461 shares of its common stock to an unrelated party. The shares were issued upon the exercise of stock options granted for consulting services rendered.

In October 2002, the Company signed a five-year lease on a multi-purpose
facility in Boulder City, Nevada.   The building will function as the
Company's corporate headquarters, as well as the primary manufacturing and operations facility. Monthly rental expense on the facility is $16,000, with annual increases to the base rent of $500 per month during the lease term

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since our inception, we have developed additional proprietary technology relating to flatfree tires so that we have completed the fundamental technical development of the processes to manufacture non-highway use flatfree tires for markets such as bicycle, wheelbarrow and riding lawnmowers (the "Products"). For a substantial portion of our operating history we focused on the development of our technology and had been a development stage company. During this time we had limited revenues from the sale of or Products. Beginning in October 2001, we implemented a plan to place our Products in bicycle shops, hardware stores and tire stores in the United States through the use of independent regional sales representatives traveling throughout their respective region contacting potential customers and dealers.

Three Month Period Ended September 30, 2002 compared Three Month Period Ended September 30, 2001
-----------------------------------------------------------------------------
Net Sales and Costs of Sales: Our net sales for the three month period ended September 30, 2002 were $200,229 compared to $23,692 for the same period in 2001, an increase of $176,537. Cost of sales for the three month period ended September 30, 2002 were $213,436, or 107% of sales. Costs of sales for the three month period ended September 30, 2001 were $14,877, or 63% of sales.
As we go from being a technology company to a production company we expect our direct costs will exceed our revenues derived from the sale of our Products. However, we believe that, for the fiscal year ending June 30, 2003, our direct costs as a percent of sales will be reduced as our volume of Product sales exceeds the fixed costs of minimum Product production (i.e., labor and raw material costs). We believe we currently have sufficient employees to merit a substantial increase in production without incurring a proportionately equivalent increase in labor costs. In addition, we have negotiated a reduction in raw material cost from our principal chemical supplier.

The Company knows of no other predictable events or uncertainties that may be reasonably expected to have a material negative impact on the net sales revenues or income from continuing operations other than the general downturn in the U.S. economy over the several months and any reduced consumer confidence resulting therefrom.

Corporate Expense. For the three month period ended September 30, 2002, total operating expenses were $621,887, consisting of consulting $23,631, payroll and payroll taxes of $227,035, depreciation and amortization of $58,927 and selling, general and administrative expenses of $312,294, resulting in a loss from operations of $635,094. For the three month period ended September 30, 2001, total operating expenses were $555,234, consisting of mainly of consulting $127,654, payroll and payroll taxes of $133,281, depreciation and amortization of $54,330 and selling, general and administrative expenses of $239,969, resulting in a loss from operations of $546,419. The overall increase in our operating expenses during the current period compared to last year can almost entirely be attributed to increases in payroll and payroll taxes and selling, general and administrative expenses, offset by reduced consulting fees, as we have added administrative and production personnel and relied less on outside consultants for marketing our Products. We expect our operating expenses to remain relatively constant for the remainder of the fiscal year at an estimated $200,000 per month.

Our selling, general and administrative expenses for the three month period ended September 30, 2002 do not include $67,333 in net deferred consulting expenses. This amount is recorded as a reduction in shareholders' equity because it is associated with the granting of options to non-employees for services not yet performed. The fair value of these options was calculated using the Black-Scholes option pricing model.

Interest Expense: There was no interest expense during the three month period ended September 30, 2002 and September 30, 2001

Other Income: For the three month period ended September 30, 2002, we had other income consisting of: interest income of $6,756 associated with stock subscription receivables and temporary investment of cash not immediately needed in ordinary daily business; and $445 of miscellaneous income. For the three month period ended September 30, 2001, we had other income consisting of: interest income of $23,692 associated with stock subscriptions receivables and temporary investment of cash not immediately needed in ordinary daily business; and $18,036 gain on the disposition of our Ravenna, Ohio manufacturing facility.

We experienced a net loss of $627,893 for the three month period ended September 30, 2002. Our basic loss per share for the period was $0.04, based on the weighted average number of shares outstanding of 14,204,742. We experienced a net loss of $504,691 for the three month period ended September 30, 2001. Our basic loss per share for the period was $0.04 in 2001, based on the weighted average number of shares outstanding of 13,533,480.

Liquidity and Capital Resources
-------------------------------
We had current assets of $952,011 and current liabilities of $186,667, for a working capital surplus of $765,344 at September 30, 2002. Current assets consisted largely of cash and cash equivalents of $448,263 and inventory of $392,331, while accounts receivable of $66,283 and prepaid expenses of $45,134 made up the balance. Net cash used in operations was $371,243 and $517,230 for the three month periods ended September 30, 2002 and 2001, respectively. Our operations for the three months ended September 30, 2002 have been funded primarily by accounts receivables, the sale of common stock and the issuance of common stock for services and salary. Our operations for the comparative period ended September 30, 2001 were funded primarily by the sale of common stock and the issuance of common stock for services and salary.

At September 30, 2002, we had net property and equipment of $701,414 after deduction of $1,035,370 in accumulated depreciation, a net increase of $85,858 compared to September 30, 2001. The increase was a direct result of our preparing to consolidate the location of our administrative and manufacturing facilities to Boulder City. At September 30, 2002, we had property and equipment consisting of manufacturing equipment, $1,520,850; construction in progress, $123,050 (see note 3 to the financial statements); leasehold improvements, $41,613; vehicles, $31,541; and furniture & fixtures, $19,730.

Because we had an accumulated deficit during the development stage of $14,831,189, and an additional deficit of $3,154,304 accumulated subsequent to the development stage, our audit report at June 30, 2002 contains a going concern modification as to our ability to continue as a going concern. We have taken certain steps to maintain our operating and financial requirements in an effort to enable us to operate as a going concern and until such time as revenues from the sale of our Products are adequate to cover our expenses, including:

(1) developing a direct marketing program supported by regional sales representatives to sell the Company's products;

(2) reducing further consulting services and general and administrative expenses;

(3) developing new technology for the production of higher margin flatfree tires for the lawn and garden market and golf cart/turf equipment market;

(4) obtaining additional funding through the collection of subscriptions receivable for common stock and/or private placement of our common stock to qualified investors; and

(5) issuing common stock in lieu of cash for legal and other professional services.

We anticipate that we will need an additional $2,400,000 to implement our plan and to meet our working capital requirements. We expect to raise the working capital we need through the private placement of our equity securities, but we have no commitment for such funding at this time. We do not anticipate expending any substantial sums for new research and development during the fiscal year ending June 30, 2003.

Impact of Inflation
-------------------
We do not anticipate that inflation will have a material impact on our current operations.

Principal Customers
-------------------
During the reporting period we had no individual customer that accounted for more than 10% of our revenues.

Seasonality
-----------
Because the significant portion of our current customers reside in the United States, we anticipate that sales of certain of our lawn and garden Products to those customers located in Northern portion of the United States could be reduced as a result of fall and winter climate and weather conditions.

                    ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
-----------------------------------------------------
We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d- 14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on November 20, 2002.

(b) Changes in internal controls.
---------------------------------
There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

                            ITEM 1.  LEGAL PROCEEDINGS

None.

                       ITEM 2.  CHANGES IN SECURITIES

During the three month period ended September 30, 2002, the Company issued and aggregate of 90,000 shares of its common stock for approximately $180,000 at $2.00 per share. The securities issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

                  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                            ITEM 5.  OTHER INFORMATION
     None.

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.
-------------
Exhibit 99.01 - CERTIFICATION OF RICHARD A. STEINKE PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 99.02 - CERTIFICATION OF DAVID K. GRIFFITHS PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

(b)  REPORTS ON FORM 8-K.
-------------------------
None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 27, 2002                 AMERITYRE CORPORATION


                                         /S/RICHARD A. STEINKE
                                         ----------------------------------
                                         President and Chief Executive Officer

                                         AMERITYRE CORPORATION
Dated: November 27, 2002                 /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Secretary/Treasurer and
                                         Principal Accounting Officer

                             CERTIFICATIONS

I, Richard A. Steinke, certify that:

 1. I have reviewed this quarterly report on Form 10-QSB of Amerityre
Corporation;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control.

 6. The registrant's other certifying officer and I have indicated in this quarterly report whether of not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 27, 2002 /S/ Richard A. Steinke

I, David K. Griffiths, certify that:

 1. I have reviewed this quarterly report on Form 10-QSB of Amerityre
Corporation;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control.

 6. The registrant's other certifying officer and I have indicated in this quarterly report whether of not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 27, 2002 /S/ David K. Griffiths