Form 10QSB
period 2002-12-31
AMERITYRE CORP
filed 2003-02-14
CIK 945828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-94318-C

                             AMERITYRE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             NEVADA                                           87-0535207
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

1501 INDUSTRIAL ROAD, BOULDER CITY, NEVADA                      89005
------------------------------------------                 ------------------
(Address of principal executive offices)                      (Zip Code)

                                (702) 294-2689
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, was 14,649,942 shares of common stock, par value $0.001, as of February 10, 2003.

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

Our unaudited balance sheet as of December 31, 2002 and our audited balance sheet as of June 30, 2002; and the related unaudited statements of operations for the three and six month periods ended December 31, 2002 and unaudited statement of cash flows for the six month period ended December 31, 2002, are attached hereto and incorporated herein by this reference.

                             AMERITYRE CORPORATION
                                BALANCE SHEETS
                                     ASSETS
                                                 DECEMBER 31,     JUNE 30,
                                                     2002           2002
                                                 ------------  -------------
                                                  (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                       $     29,132  $     774,345
 Accounts receivable - net                             92,129        102,996
 Inventory                                            381,525        407,136
 Prepaid expenses                                     111,719         56,228
                                                 ------------   ------------
   Total Current Assets                               614,505      1,340,705
                                                 ------------   ------------
PROPERTY AND EQUIPMENT
 Leasehold improvements                               112,047         41,613
 Equipment                                          1,553,961      1,499,512
 Furniture and fixtures                                48,154         19,730
 Vehicles                                              31,541         31,541
 Construction in progress                             269,647              -
 Less - accumulated depreciation                   (1,095,580)      (976,840)
                                                 ------------   ------------
   Total Property and Equipment                       919,770        615,556
                                                 ------------   ------------
OTHER ASSETS
 Patents and trademarks - net                          89,242         82,080
 Deposits                                              43,180          7,180
                                                 ------------   ------------
   Total Other Assets                                 132,422         89,260
                                                 ------------   ------------
TOTAL ASSETS                                     $  1,666,697   $  2,045,521
                                                 ============   ============










The accompanying notes are an integral part of these unaudited financial statements.

                            AMERITYRE CORPORATION
                          BALANCE SHEETS (Continued)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  DECEMBER 31,    JUNE 30,
                                                     2002           2002
                                                 ------------  -------------
                                                  (Unaudited)
CURRENT LIABILITIES
 Accounts payable                                $    208,269  $      95,584
 Accrued expenses                                       9,659         10,992
 Stock subscription deposit                            34,000          9,000
                                                 ------------   ------------
   Total Current Liabilities                          251,928        115,576
                                                 ------------   ------------
   Total Liabilities                                  251,928        115,576
                                                 ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock: 5,000,000 shares authorized
  of $0.001 par value, -0- shares issued and
  outstanding                                               -              -
 Common stock: 25,000,000 shares authorized of
  $0.001 par value, 14,493,192 and 14,187,731
  shares issued and outstanding, respectively          14,493         14,188
 Additional paid-in capital                        20,700,051     20,090,261
 Stock subscriptions receivable                      (203,608)      (562,721)
 Expenses prepaid with common stock                  (265,250)      (150,750)
 Deferred consulting                                  (58,188)      (103,433)
 Deficit accumulated during the development
  stage                                           (14,831,189)   (14,831,189)
 Deficit accumulated subsequent to the
  development stage                                (3,941,540)    (2,526,411)
                                                 ------------   ------------
   Total Stockholders' Equity                       1,414,769      1,929,945
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  1,666,697   $  2,045,521
                                                 ============   ============






The accompanying notes are an integral part of these unaudited financial statements.

                           AMERITYRE CORPORATION
                          Statements of Operations
                                (Unaudited)

                                                For the Three Months Ended
                                                        December 31,
                                                ----------------------------
                                                     2002           2001
                                                ------------    ------------
NET SALES                                       $    239,772    $     66,687

COST OF SALES                                        247,907          46,713
                                                ------------    ------------
GROSS (DEFICIT) MARGIN                                (8,135)         19,974
                                                ------------    ------------
EXPENSES
 Consulting                                           82,093          97,999
 Payroll and payroll taxes                           244,930         280,798
 Depreciation and amortization                        60,607          54,921
 Selling, general and administrative                 395,758         373,675
                                                ------------    ------------
    Total Expenses                                   783,388         807,393
                                                ------------    ------------
LOSS FROM OPERATIONS                                (791,523)       (787,419)
                                                ------------    ------------
OTHER INCOME
 Interest income                                       4,123          21,170
 Other Income                                            164               -
 Gain on disposal of assets                                -               -
                                                ------------    ------------
TOTAL OTHER INCOME                                     4,287          21,170
                                                ------------    ------------
NET LOSS                                        $   (787,236)   $   (766,249)
                                                ------------    ------------
BASIC LOSS PER SHARE                            $      (0.05)   $      (0.06)
                                                ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES                 14,480,269      13,528,301
                                                ============    ============

  The accompanying notes are an integral part of these unaudited financial statements.

                             AMERITYRE CORPORATION
                            Statements of Operations
                                  (Unaudited)

                                                  For the Six Months Ended
                                                        December 31,
                                                ----------------------------
                                                     2002           2001
                                                ------------    ------------
NET SALES                                       $    440,001    $     90,379

COST OF SALES                                        461,343          61,591
                                                ------------    ------------
GROSS (DEFICIT) MARGIN                               (21,342)         28,788
                                                ------------    ------------
EXPENSES
 Consulting                                          108,470         225,653
 Payroll and payroll taxes                           471,965         414,079
 Depreciation and amortization                       119,534         109,251
 Selling, general and administrative                 705,306         613,643
                                                ------------    ------------
    Total Expenses                                 1,405,275       1,362,626
                                                ------------    ------------
LOSS FROM OPERATIONS                              (1,426,617)     (1,333,838)
                                                ------------    ------------
OTHER INCOME
 Interest income                                      10,879          44,862
 Other Income                                            609               -
 Gain on disposal of assets                                -          18,036
                                                ------------    ------------
TOTAL OTHER INCOME                                    11,488          62,898
                                                ------------    ------------
NET LOSS                                        $ (1,415,129)   $ (1,270,940)
                                                ------------    ------------
BASIC LOSS PER SHARE                            $      (0.10)   $      (0.09)
                                                ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES                 14,241,236      13,567,718
                                                ============    ============

  The accompanying notes are an integral part of these unaudited financial statements.

                                AMERITYRE CORPORATION
                              Statements of Cash Flows
                                   (Unaudited)

                                                For the Six Months Ended
                                                       December 31,
                                                ---------------------------
                                                    2002           2001
                                                -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                        $  (1,415,129) $  (1,270,940)
Adjustments to reconcile net loss to net
 cash (used) by operating activities:
  Depreciation and amortization                       119,534        109,251
  (Gain) on disposition of assets                           -        (18,036)
  Common stock issued for services                    212,000        300,000
  Stock options issued for services                     2,870              -
  Services provided in lieu of cash payment
   on subscriptions receivable                         14,249              -
  Interest on subscriptions receivable                 (4,408)        (6,427)
  Exercise of stock options for services               23,592              -
  Amortization of expenses prepaid with
   common stock                                        97,500              -
  Amortization of deferred consulting expense           2,745              -
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable
   and accounts receivable - related                   10,867        (12,466)
  (Increase) decrease in inventory                     25,611       (141,211)
  (Increase) decrease in prepaid expenses             (55,491)        17,341
  (Increase) decrease in other assets                 (36,000)         2,252
  Increase (decrease) in accounts payable
   and accrued expenses                               110,494        (42,813)
                                                -------------  -------------
    Net Cash (Used) by Operating Activities          (891,566)    (1,063,049)
                                                -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for patents                                  (7,955)       (23,905)
Proceeds from sale of fixed assets                          -        322,919
Purchase of equipment                                (422,954)       (57,218)
                                                -------------  -------------
   Net Cash Provided (Used) by
    Investing Activities                        $    (430,909) $     241,796
                                                -------------  -------------



  The accompanying notes are an integral part of these unaudited financial statements.

                                AMERITYRE CORPORATION
                         Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                For the Six Months Ended
                                                       December 31,
                                                ---------------------------
                                                    2002           2001
                                                ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Receipt of subscriptions receivable             $    362,262   $     36,990
Increase (decrease) in stock subscription
 deposit                                              25,000        (25,000)
Common stock issued for cash                         190,000        543,000
                                                ------------   ------------
Net Cash Provided by Financing Activities            577,262        554,990
                                                ------------   ------------
NET (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                   (745,213)      (266,263)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                           774,345        530,052
                                                ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $     29,132   $    263,789
                                                ============   ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest                                        $          -   $          -
Income taxes                                    $          -   $          -

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered       $    212,000   $    300,000
Common stock issued for prepaid expenses        $          -   $    220,000
Common stock issued for in lieu of debt
 and interest                                   $          -   $     80,000







  The accompanying notes are an integral part of these unaudited financial statements.

                               AMERITYRE CORPORATION
                    Notes to the Unaudited Financial Statements
                        December 31, 2002 and June 30, 2002

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2002 Annual Report on Form 10-KSB. Operating results for the three month and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in a total accumulated deficit of approximately $18.8 million at December 31, 2002 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its patented tires and to obtain additional equity financing if required to sustain operations until revenues are adequate to cover the costs.

NOTE 3 - MATERIAL EVENTS

During the six month period ended December 31, 2002, the Company issued 95,000 shares of its common stock for cash of $190,000, or $2.00 per share.

During the six months ended December 31, 2002, the Company issued 200,000 shares of its common stock to its Chief Executive Officer for payment of compensations expense of $212,000 for the six months ended December 31, 2002 and prepayment of $212,000 in compensation expense for the six months ending June 30, 2003 (which amount is included as a part of expenses prepaid with common stock and reflected as a reduction in Stockholders' Equity).

During the six month period ended December 31, 2002, the Company granted stock options to an unrelated consultant to purchase 5,000, 2,604 and 2,857 shares of common stock at $2.40, $2.14 and $2.10 per share, respectively, as consideration for services rendered. The Company recognized $2,870 in expense as a result of these issuances as calculated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 1.72%, 1.67% and 1.67%; volatility of 98.82%, 83.56% and 62.49%; expected dividend rates of 0%; and, expected lives of two months, one month and one month, respectively.

                                AMERITYRE CORPORATION
                     Notes to the Unaudited Financial Statements
                         December 31, 2002 and June 30, 2002

NOTE 3 - MATERIAL EVENTS (Continued)

During the six months ended December 31, 2002, all of the above mentioned options were exercised and a total of 10,461 shares of common stock were issued.

In August 2002, the Company issued a purchase order to have a rotary molding machine built by an unrelated party for a total of $425,000. The purchase order calls for the Company to make three equal installment payments of $106,250 during the construction of the equipment, after which, the remaining $106,250 is to be paid upon completion and installment of the machine. The first payment was made in August 2002 and the second was made in October 2002. Both payments were classified as "construction-in-progress" at December 31, 2002 and will be reclassified to equipment and depreciated upon completion, installation and commencement of usage of the equipment. The Company expects to take possession of the machine during the first quarter of the 2003 calendar year.

On October 15, 2002, the Company entered into a lease for a new corporate headquarters and manufacturing facility. The lease has a five year term with monthly payments of $16,000 and annual $500 per month increases each year beginning the second year. A deposit of $36,000 was made to secure the facility and the Company has capitalized a total of $70,434 in leasehold improvements.

NOTE 4 - SUBSEQUENT EVENTS

In January and February 2003, the Company issued a total of 106,750 shares of its common stock for cash of $213,500, or $2.00 per share.

In January 2003, the Company issued 50,000 shares of its common stock to an unrelated consultant for prepaid services through April 30, 2003.

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

We were incorporated as a Nevada corporation on January 30, 1995 under the name American Tire Corporation, to take advantage of certain proprietary and nonproprietary technology available for the manufacturing of Flatfree(TM) tires from polyurethane. In December 1999 we changed our name to Amerityre Corporation. Since our inception, we have developed additional proprietary technology relating to Flatfree(TM) tires so that we have completed the fundamental technical development of the processes to manufacture non-highway use Flatfree(TM) tires for markets such as bicycle, wheelbarrow, riding lawnmowers and golf cars (the "Products").

Historically, we have essentially been a technology company in the development stage, manufacturing a limited number of products for the purpose of validating our Flatfree(TM) tire technology. During the past year we have developed, demonstrated and tested various Products for Original Equipment Manufacturers (OEM) with "low-duty" needs. Understanding that most OEMs utilize a lengthy evaluation process, in October 2001, we began implementing a plan to place a limited number of our Products into the replacement tire aftermarket (i.e., bicycle shops, hardware stores and tire stores throughout the United States). In an effort to balance our limited manufacturing capability with the need to gain critical end-user learning curve, we engaged a few independent sales representatives to directly place our Products with dealers such as local tire, hardware and bicycle stores.

Our Results of Operations for the Three and Six Month Periods ended December 31, 2002 compared to the Three and Six Month Periods ended December 31, 2001
----------------------------------------------------------------------------
Net sales and cost of sales: Our net sales for the three and six month periods ended December 31, 2002 were $239,772 and $440,001, respectively, compared to $66,687 and $90,379 for the comparable periods ended December 31, 2001. Cost of sales for the three and six months ended December 31, 2002 were $247,907 and $461,343, or 103% and 105% of sales, respectively. Our cost of sales for three and six month periods ended December 31, 2001 were $46,713 and $61,591, or 70% and 68% of sales, respectively. However, we believe that, for the fiscal year ending June 30, 2003, our direct costs as a percent of sales will be reduced as our volume of Product sales exceeds the fixed costs of minimum Product production (i.e., labor and raw material costs). We believe we currently have sufficient employees to merit a substantial increase in production without incurring a proportionately equivalent increase in labor costs. In addition, we have negotiated a reduction in raw material cost from our principal chemical suppliers.

The Company knows of no other predictable events or uncertainties that may be reasonably expected to have a material negative impact on the net sales revenues or income from continuing operations other than the general downturn in the U.S. economy over the several months and any reduced consumer confidence resulting therefrom.

Operating Expenses: Our total operating expenses for the three and six months ended December 31, 2002 were $783,388 and $1,405,275, respectively. These expenses consisted of: consulting expenses of $82,093 and $108,470; payroll and payroll taxes of $244,930 and $471,965; depreciation and amortization of $60,607 and $119,534; and general and administrative expenses of $395,758 and $705,306, resulting in losses from operations of $791,523 and $1,426,617, respectively. Our total operating expenses for the three and six month periods ended December 31, 2001, were $807,393 and $1,362,627, respectively. These expenses consisted of: consulting expenses of $97,999 and $225,653; payroll and payroll taxes of $280,798 and $414,079; depreciation and amortization expenses of $54,921 and $109,251; and general and administrative expenses of $373,675 and $613,643, resulting in losses from operations of $787,419 and $1,333,838, respectively.

The overall increase in our operating expenses during the current six month period compared to the same period the prior year can almost entirely be attributed to increases in payroll and payroll taxes and selling, general and administrative expenses, offset by reduced consulting fees, as we have added administrative and production personnel and relied less on outside consultants for marketing our Products. We expect our operating expenses to remain relatively constant for the remainder of the fiscal year at an estimated $230,000 per month.

Other Income and Expense. During the three and six month periods ended December 31, 2002, we had interest income of $4,123 and $10,879, respectively, compared to $21,170 and $44,862, respectively, for the comparable periods in 2001. Our interest income is derived from our cash and cash equivalents held in interest bearing accounts. During the six month period ended December 31, 2001, we had a gain of $18,036 associated with the disposition of our Ravenna, Ohio facility. There was no comparable gain in 2002.

We experienced a net loss of $787,236 and $1,415,129, respectively, for the three and six months ended December 31, 2002, with a basic loss per share of $0.05 and $0.10 per share, based on the weighted average number of shares outstanding of 14,480,269 and 14,241,236. In the prior year periods, we experienced a net loss of $766,249 and $1,270,940, respectively, for the three and six months ended December 31, 2001, with a basic loss per share of $0.06 and $0.09, based on the weighted average number of shares outstanding of 13,528,301 and 13,567,718.

Liquidity and Capital Resources
-------------------------------
We had current assets of $614,505 and current liabilities of $251,928, for a working capital surplus of $362,577 at December 31, 2002. Current assets consisted of cash and cash equivalents of $29,132, accounts receivable of $92,129, inventory of $381,525, and prepaid expenses of $111,719. Net cash used in operations was $891,566 and $1,063,049 for the six month periods ended December 31, 2002 and 2001, respectively. Our operations for the six months ended December 31, 2002 have been funded primarily by accounts receivables, the sale of common stock and the issuance of common stock for services and salary. Our operations for the comparative period ended December 31, 2001 were funded primarily by the sale of common stock and the issuance of common stock for services and salary.

At December 31, 2002, we had net property and equipment of $919,770 after deduction of $1,095,580 in accumulated depreciation, a net increase of $304,214 compared to June 30, 2002. The increase was a direct result of our preparing to consolidate the location of our administrative and manufacturing facilities to Boulder City. At December 31, 2002, we had property and equipment consisting of manufacturing equipment, $1,553,961; construction in progress, $269,647 (see note 3 to the financial statements); leasehold improvements, $112,047; vehicles, $31,541; and furniture & fixtures, $48,154.

Because we had an accumulated deficit during the development stage of $14,831,189, and an additional deficit of $2,526,411 accumulated subsequent to the development stage, our audit report at June 30, 2002 contains a going concern modification as to our ability to continue as a going concern. At December 31, 2002, the additional deficit accumulated subsequent to the development stage is now $3,941,540. We are currently taking steps to maintain our operating and financial requirements in an effort to enable us to operate as a going concern until such time as revenues from the sale of our Products are adequate to cover our expenses, including:

(1) affecting certain Product and pricing refinements, gaining production-level manufacturing capability and related efficiencies;

(2) revising our distribution, sales and marketing approach;

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

We anticipate that we will need an additional $2,000,000 through June 30, 2003 to implement our plan and to meet our working capital requirements. We expect to raise the working capital we need through the private placement of our equity securities, but we have no commitment for such funding at this time. We do not anticipate expending any substantial sums for new research and development during the balance of our fiscal year ending June 30, 2003.

Impact of Inflation
-------------------
At this time we do not anticipate that inflation will have a material impact on our current or future operations.

Principal Customers
-------------------
Sunrise Medical and The Arizona Masonic Foundation for Children accounted for approximately 19.1% and 10.8%, respectively, of our sales revenue during the three month period from October 1, 2002 to December 31, 2002. For the six month period ended December 31, 2002, Sunrise Medical accounted for approximately 10.9% of our revenues.

Seasonality
-----------
Because the significant portion of our current customers reside in the United States, we anticipate that sales of certain of our lawn and garden Products to those customers located in Northern portion of the United States could be reduced as a result of fall and winter climate and weather conditions.

                    ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
-----------------------------------------------------
We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d- 14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on February 10, 2003.

(b) Changes in internal controls.
---------------------------------
There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

                            ITEM 1.  LEGAL PROCEEDINGS

     None.

                       ITEM 2.  CHANGES IN SECURITIES

During the three month period ended December 31, 2002, we issued 5,000 shares of our common stock for cash of $10,000, or $2.00 per share.

During the three months ended December 31, 2002, we issued 200,000 shares of our common stock to Richard Steinke, our Chief Executive Officer, for payment of compensation expense of $212,000 for the six months ended December 31, 2002 and prepayment of $212,000 in compensation expense for the six months ending June 30, 2003.

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

                  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 1, 2002, at our annual meeting of shareholders, a majority of the shareholders elected Richard A. Steinke, Louis M. Haynie, Henry D. Moyle and Gene Stipe to the board of directors. Each director will serve until our next annual meeting and until his or her successor is duly elected and qualified. Vacancies on the Board during the year may be filled by the majority vote of the directors in office at the time of the vacancy without further action by the stockholders. A majority of shareholders also ratified the adoption of the 2002 Stock Option and Award Plan which was approved by the board of directors on April 1, 2002. In addition, a majority of the shareholders approved the selection of HJ & Associates, LLC, as our independent public accountants for our fiscal year ending June 30, 2003.

                          ITEM 5. OTHER INFORMATION

On October 15, 2002, the Company entered into a lease for a new corporate headquarters and manufacturing facility. The lease has a five year term with monthly payments of $16,000 and annual $500 per month increases each year beginning the second year. A deposit of $36,000 was made to secure the facility and the Company has capitalized a total of $70,434 in leasehold improvements.

In December 2002, we established an Executive Committee to: (1) review our existing policies and procedures relating to executive compensation and board compensation, as well as review management's recommendations regarding changes and/or modifications thereto; (2) review potential nominees for board membership and make recommendations to the full board regarding the nominees;
(3) review and make recommendations regarding the our short-term and long-term operating plan; and (4) review management's plans regarding product development, product pricing structure, product market segments and product marketing strategy and make recommendations regarding changes and/or modifications thereto. Richard A. Steinke, Louis M. Haynie and Henry Moyle were appointed to serve on the Executive Committee. The Executive Committee meets on an ad hoc basis from time to time as determined by Mr. Steinke, who serves as chairman of the Executive Committee, but at least once per month until such time as the Executive Committee is disbanded or until their successors are duly elected and shall qualify. As compensation for serving on the Executive Committee, each non-employee director who serves as a member of the Executive Committee received a cash payment of $22,000 for service through December 31, 2003. At December 31, 2002, $40,604 was included in prepaid expenses.

In December 2002, we entered into an agreement with William K. Watkins, a former director, to assist us with introductions to parties which might be interested in providing us with funding in the form of debt and/or equity financing. This agreement is non-exclusive and we reserved the right to seek funding from other sources. Mr. Watkins was paid a one-time fee of $27,000, whether or not a transaction with a party introduced by Watkins, directly or indirectly, is consummated.

On January 17, 2003, Wesley G. Sprunk  accepted an appointment to the Board of
Directors.   Mr. Sprunk, age 66, owns and operates Saf-Tee Siping & Grooving, a tire siping equipment manufacturing company and Tire Service Equipment Mfg. Co., Inc., a manufacturer and marketer of automotive wheel service equipment and recycling equipment, both located in Phoenix, Arizona.

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

Dated: February 14, 2003                 AMERITYRE CORPORATION


                                         /S/RICHARD A. STEINKE
                                         ----------------------------------
                                         President and Chief Executive Officer

                                         AMERITYRE CORPORATION
Dated: February 14, 2003                 /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Secretary/Treasurer and
                                         Principal Accounting Officer

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

 6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003 /S/ Richard A. Steinke

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

 6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003 /S/ David K. Griffiths