Form 10QSB
period 2003-03-31
AMERITYRE CORP
filed 2003-05-19
CIK 945828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, was 15,057,368 shares of common stock, par value $0.001, as of May 14, 2003.

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

Our unaudited balance sheet as of March 31, 2003 and our audited balance sheet as of June 30, 2002; and the related unaudited statements of operations for the three and nine month periods ended March 31, 2003 and unaudited statement of cash flows for the nine month period ended March 31, 2003, are attached hereto and incorporated herein by this reference.

                             AMERITYRE CORPORATION
                                BALANCE SHEETS
                                     ASSETS
                                                   MARCH 31,      JUNE 30,
                                                     2003           2002
                                                 ------------  -------------
                                                  (Unaudited)
CURRENT ASSETS
 Cash                                            $     92,687  $     774,345
 Accounts receivable - net                            137,888        102,996
 Inventory                                            388,118        407,136
 Prepaid expenses                                      93,436         56,228
                                                 ------------   ------------
   Total Current Assets                               712,129      1,340,705
                                                 ------------   ------------
PROPERTY AND EQUIPMENT
 Leasehold improvements                               116,419         41,613
 Equipment                                          1,558,182      1,499,512
 Furniture and fixtures                                51,706         19,730
 Vehicles                                              31,541         31,541
 Less - accumulated depreciation                   (1,103,028)      (976,840)
                                                 ------------   ------------
   Total Property and Equipment                       654,820        615,556
                                                 ------------   ------------
OTHER ASSETS
 Construction in progress                             418,495              -
 Patents and trademarks - net                          91,070         82,080
 Deposits                                              43,180          7,180
                                                 ------------   ------------
   Total Other Assets                                 552,745         89,260
                                                 ------------   ------------
TOTAL ASSETS                                     $  1,919,694   $  2,045,521
                                                 ============   ============










The accompanying notes are an integral part of these unaudited financial statements.

                            AMERITYRE CORPORATION
                          BALANCE SHEETS (Continued)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    MARCH 31,     JUNE 30,
                                                     2003           2002
                                                 ------------  -------------
                                                  (Unaudited)
CURRENT LIABILITIES
 Accounts payable                                $    209,551  $      95,584
 Accrued expenses                                       9,894         10,992
 Stock subscription deposit                            89,020          9,000
                                                 ------------   ------------
   Total Current Liabilities                          308,465        115,576
                                                 ------------   ------------
   Total Liabilities                                  308,465        115,576
                                                 ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock: 5,000,000 shares authorized
  of $0.001 par value, -0- shares issued and
  outstanding                                               -              -
 Common stock: 25,000,000 shares authorized of
  $0.001 par value, 14,907,708 and 14,187,731
  shares issued and outstanding, respectively          14,908         14,188
 Additional paid-in capital                        21,519,613     20,090,261
 Stock subscriptions receivable                      (192,095)      (562,721)
 Expenses prepaid with common stock                  (172,375)      (150,750)
 Deferred consulting                                  (48,950)      (103,433)
 Deficit accumulated during the development
  stage                                           (14,831,189)   (14,831,189)
 Deficit accumulated subsequent to the
  development stage                                (4,678,683)    (2,526,411)
                                                 ------------   ------------
   Total Stockholders' Equity                       1,611,229      1,929,945
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  1,919,694   $  2,045,521
                                                 ============   ============






The accompanying notes are an integral part of these unaudited financial statements.

                           AMERITYRE CORPORATION
                          Statements of Operations
                                (Unaudited)

                                                For the Three Months Ended
                                                         March 31,
                                                ----------------------------
                                                     2003           2002
                                                ------------    ------------
NET SALES                                       $    291,295    $    136,988

COST OF SALES                                        294,385         103,380
                                                ------------    ------------
GROSS (DEFICIT) MARGIN                                (3,090)         33,608
                                                ------------    ------------
EXPENSES
 Consulting                                          128,636          39,755
 Payroll and payroll taxes                           254,818         236,876
 Depreciation and amortization                         7,846          55,044
 Selling, general and administrative                 346,358         239,902
                                                ------------    ------------
    Total Expenses                                   737,658         571,577
                                                ------------    ------------
LOSS FROM OPERATIONS                                (740,748)       (537,969)
                                                ------------    ------------
OTHER INCOME (EXPENSE)
 Interest income                                       3,488           5,180
 Other Income                                            117             209
 Gain on disposal of assets                                -               -
 Interest expense                                          -            (203)
                                                ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                           3,605           5,186
                                                ------------    ------------
NET LOSS                                        $   (737,143)   $   (532,783)
                                                ------------    ------------
BASIC LOSS PER SHARE                            $      (0.05)   $      (0.04)
                                                ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES                 14,701,603      13,828,282
                                                ============    ============

  The accompanying notes are an integral part of these unaudited financial statements.

                             AMERITYRE CORPORATION
                       Statements of Operations (Continued)
                                  (Unaudited)

                                                  For the Nine Months Ended
                                                          March 31,
                                                ----------------------------
                                                     2003           2002
                                                ------------    ------------
NET SALES                                       $    731,296    $    227,367

COST OF SALES                                        755,728         164,971
                                                ------------    ------------
GROSS (DEFICIT) MARGIN                               (24,432)         62,396
                                                ------------    ------------
EXPENSES
 Consulting                                          237,106         265,408
 Payroll and payroll taxes                           726,783         650,955
 Depreciation and amortization                       127,380         164,295
 Selling, general and administrative               1,051,664         853,616
                                                ------------    ------------
    Total Expenses                                 2,142,933       1,934,274
                                                ------------    ------------
LOSS FROM OPERATIONS                              (2,167,365)     (1,871,878)
                                                ------------    ------------
OTHER INCOME (EXPENSE)
 Interest income                                      14,367          50,043
 Other Income                                            726             209
 Gain on disposal of assets                                -          18,036
 Interest expense                                          -            (203)
                                                ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                          15,093          68,085
                                                ------------    ------------
NET LOSS                                        $ (2,152,272)   $ (1,803,793)
                                                ------------    ------------
BASIC LOSS PER SHARE                            $      (0.15)   $      (0.13)
                                                ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES                 14,460,457      13,807,929
                                                ============    ============

  The accompanying notes are an integral part of these unaudited financial statements.

                                AMERITYRE CORPORATION
                              Statements of Cash Flows
                                   (Unaudited)

                                                For the Nine Months Ended
                                                         March  31,
                                                ---------------------------
                                                    2003           2002
                                                -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                        $  (2,152,272) $  (1,803,793)
Adjustments to reconcile net loss to net
 cash (used) by operating activities:
  Depreciation and amortization                       127,380        164,295
  (Gain) on disposition of assets                           -        (90,425)
  Common stock issued for services                    260,518        325,000
  Stock options issued for services                     2,870              -
  Services provided in lieu of cash payment
   on subscriptions receivable                         14,249              -
  Interest on subscriptions receivable                (20,229)        (9,571)
  Exercise of stock options for services               23,592              -
  Amortization of expenses prepaid with
   common stock                                       287,875              -
  Amortization of deferred consulting expense           4,483              -
Changes in assets and liabilities:
  (Increase) in accounts receivable
   and accounts receivable - related                  (34,892)       (52,833)
  (Increase) decrease in inventory                     19,018       (144,613)
  (Increase) decrease in prepaid expenses             (37,208)       159,269
  (Increase) in other assets                          (36,000)             -
  Increase in accounts payable and
   accrued expenses                                   112,867         27,923
                                                -------------  -------------
    Net Cash (Used) by Operating Activities        (1,427,749)    (1,424,748)
                                                -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for patents                                 (10,180)       (33,265)
Proceeds from sale of fixed assets                          -        322,920
Purchase of equipment                                (583,947)       (45,786)
                                                -------------  -------------
   Net Cash Provided (Used) by
    Investing Activities                        $    (594,127) $     243,869
                                                -------------  -------------



  The accompanying notes are an integral part of these unaudited financial statements.

                                AMERITYRE CORPORATION
                         Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                For the Nine Months Ended
                                                         March  31,
                                                ---------------------------
                                                    2003           2002
                                                ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Receipt of subscriptions receivable             $    391,168   $    267,914
Increase (decrease) in stock subscription
 deposit                                              80,020        (25,000)
Common stock issued for cash                         869,030        635,999
                                                ------------   ------------
Net Cash Provided by Financing Activities          1,340,218        878,913
                                                ------------   ------------
NET (DECREASE) IN CASH                              (681,658)      (301,966)

CASH AT BEGINNING OF PERIOD                          774,345        530,052
                                                ------------   ------------
CASH AT END OF PERIOD                           $     92,687   $    228,086
                                                ============   ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest                                        $          -   $          -
Income taxes                                    $          -   $          -

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered       $    260,518   $    325,000
Common stock issued for prepaid expenses        $    309,500   $    370,000
Common stock issued in lieu of debt
 and interest                                   $          -   $     30,000







  The accompanying notes are an integral part of these unaudited financial statements.

                               AMERITYRE CORPORATION
                    Notes to the Unaudited Financial Statements
                           March 31, 2003 and June 30, 2002

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2002 Annual Report on Form 10-KSB. Operating results for the three month and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in a total accumulated deficit of approximately $19.5 million at March 31, 2003 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its patented tires and to obtain additional equity financing if required to sustain operations until revenues are adequate to cover the costs.

NOTE 3 - MATERIAL EVENTS

During the three month period ended March 31, 2003, the Company issued 339,515 shares of its restricted common stock for cash of $679,030 and 12,500 shares of its restricted common stock for a subscription deposit of $25,000, or $2.00 per share.

During the three month period ended March 31, 2003, the Company issued 12,500 shares of its restricted common stock to an unrelated consultant for services. The shares were valued at the market price on the date of issue, or $1.95 per share.

                                AMERITYRE CORPORATION
                     Notes to the Unaudited Financial Statements
                            March 31, 2003 and June 30, 2002

NOTE 3 - MATERIAL EVENTS (Continued)

During the three month period ended March 31, 2003, the Company issued 50,000 shares of its common stock to an unrelated consultant for prepaid services through April 30, 2003. The shares were valued at the market price on the date of issue, or $1.95 per share. The unamortized balance of $24,375 is included as part of expenses prepaid with common stock and reflected as a reduction in stockholders' equity.

During the nine months ended March 31, 2003, the Company issued 200,000 shares of its restricted common stock to its Chief Executive Officer for payment of compensations expense of $318,000 for the nine months ended March 31, 2003 and prepayment of $106,000 in compensation expense for the remaining three months ending June 30, 2003 (which amount is included as a part of expenses prepaid with common stock and reflected as a reduction in Stockholders' Equity).

In August 2002, the Company issued a purchase order to have a rotary molding machine built by an unrelated party for a total of $425,000. The purchase order calls for the Company to make three equal installment payments of $106,250 during the construction of the equipment, after which, the remaining $106,250 is to be paid upon completion and installment of the machine. The first payment was made in August 2002, the second in October 2002 and the third in January 2003. The Company expects to take possession of the machine during the fourth quarter of the 2003 fiscal year.

The Company has paid an additional $99,745 in costs related to expansion and installation. All payments have been classified as "Other Assets - Construction-in-progress" at March 31, 2003 and will be reclassified to equipment and depreciated upon completion, installation and commencement of usage of the equipment.

On October 15, 2002, the Company entered into a lease for a new corporate headquarters and manufacturing facility. The lease has a five year term with monthly payments of $16,000 and annual $500 per month increases each year beginning the second year. A deposit of $36,000 was made to secure the facility and the Company has capitalized a total of $74,807 in leasehold improvements.

NOTE 4 - SUBSEQUENT EVENTS

In April and May 2003, the Company issued a total of 149,660 shares of its restricted common stock for cash of $299,320, or $2.00 per share.

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

We were incorporated as a Nevada corporation on January 30, 1995 under the name American Tire Corporation, to take advantage of certain proprietary and nonproprietary technology available for the manufacturing of Flatfree(TM) tires from polyurethane. In December 1999 we changed our name to Amerityre Corporation. Since our inception, we have developed additional proprietary technology relating to Flatfree(TM) tires so that we have completed the fundamental technical development of the processes to manufacture non-highway use Flatfree(TM) tires for markets such as bicycle, wheelbarrow, wheelchair, riding lawnmowers and golf cars (the "Products").

Historically, we have essentially been a technology company in the development stage, manufacturing a limited number of products for the purpose of validating our Flatfree(TM) tire technology. During the past year we have developed, demonstrated and tested various Products for Original Equipment Manufacturers (OEM) with "low-duty" needs. Understanding that most OEMs utilize a lengthy evaluation process, in October 2001, we began implementing a plan to place a limited number of our Products into the replacement tire aftermarket (i.e., bicycle shops, hardware stores and tire stores throughout the United States) through regional sales representatives.

In the fall of 2002, we hired an independent consultant to assist us in evaluating (1) the cost of goods and equipment utilization and requirements of our manufacturing operations, and (2) our sales and marketing plan on a product sector basis. In January 2003, we began to incorporate revisions to our methods, processes and costs in order to achieve necessary manufacturing efficiencies (i.e., line automation, reduced material costs, reduced product weights, etc.). It is our expectation that it will take approximately 12 months to fully implement these efficiencies. Beginning in April 2003, we also began to incorporate revisions to our sales and marketing plan to emphasis a sector by sector market driven approach to achieve distribution and sell thru support to maintain distribution. As a result, our sales focus has shifted from regional sales representatives calling on individual customer accounts to salesmen working directly with original equipment manufacturers and distributors. In addition, we have implemented an in-house telemarketing program to maintain contact with existing dealer accounts. We believe that this program will be fully implemented by the end of June 2003.

Our Results of Operations for the Three and Nine Month Periods ended March 31, 2003 compared to the Three and Nine Month Periods ended March 31, 2002
----------------------------------------------------------------------------
Net sales and cost of sales: Our net sales for the three and nine month periods ended March 31, 2003 were $291,295 and $731,296, respectively, compared to $136,988 and $227,367 for the comparable periods ended March 31, 2002. Cost of sales for the three and nine months ended March 31, 2003 were $294,385 and $755,728, or 101% and 103% of sales, respectively. Our cost of sales for three and nine month periods ended March 31, 2002 were $103,380 and $164,971, or 75.5% and 72.5% of sales, respectively. We believe that our cost of sales as a percent of sales will be reduced as our volume of Product sales exceeds the costs of Product production (i.e., labor, raw material and related component costs). In addition, we are analyzing our Product costs and we will eliminate manufacturing Products that have lower margins and replace them with new Products with acceptable margins. We believe we currently have sufficient employees to merit a substantial increase in production without incurring a proportionately equivalent increase in labor costs. In addition, we continue to negotiate reductions in material costs from our chemical and component suppliers.

The Company knows of no other predictable events or uncertainties that may be reasonably expected to have a material negative impact on the net sales revenues or income from continuing operations other than the general downturn in the U.S. economy over the past several months and any reduced consumer confidence resulting therefrom.

Operating Expenses: Our total operating expenses for the three and nine months ended March 31, 2003 were $737,658 and $2,142,933, respectively. These expenses consisted of: consulting expenses of $128,636 and $237,106; payroll and payroll taxes of $254,818 and $726,783; depreciation and amortization of $7,846 and $127,380; and general and administrative expenses of $346,358 and $1,051,664, resulting in losses from operations of $740,748 and $2,167,365, respectively. Our total operating expenses for the three and nine month periods ended March 31, 2002, were $571,577 and $1,934,274, respectively. These expenses consisted of: consulting expenses of $39,755 and $265,408; payroll and payroll taxes of $236,876 and $650,955; depreciation and amortization expenses of $55,044 and $164,295; and general and administrative expenses of $239,902 and $853,616, resulting in losses from operations of $537,969 and $1,871,878, respectively.

The overall increase in our operating expenses during the current nine month period compared to the same period the prior year can almost entirely be attributed to increases in payroll and payroll taxes and selling, general and administrative expenses associated with the addition of executive and marketing personnel. These expenses were offset by reduced consulting fees and a reduction in depreciation on our manufacturing equipment. We expect our operating expenses to remain relatively constant for the remainder of the fiscal year at an estimated $230,000 per month.

Other Income and Expense. During the three and nine month periods ended March 31, 2003, we had interest income of $3,488 and $14,367, respectively, compared to $5,180 and $50,043, respectively, for the comparable periods in 2002. Our interest income is derived from our cash held in interest bearing accounts.

We experienced a net loss of $737,143 and $2,152,272, respectively, for the three and nine months ended March 31, 2003, with a basic loss per share of $0.05 and $0.15 per share, based on the weighted average number of shares outstanding of 14,701,603 and 14,460,457. In the prior year periods, we experienced a net loss of $532,783 and $1,803,793, respectively, for the three and nine months ended March 31, 2002, with a basic loss per share of $0.04 and $0.13, based on the weighted average number of shares outstanding of 13,828,282 and 13,807,929.

Liquidity and Capital Resources
-------------------------------
We had current assets of $712,129 and current liabilities of $308,465, for a working capital surplus of $403,664 at March 31, 2003. Current assets consisted of cash of $92,687, accounts receivable of $137,888, inventory of $388,118, and prepaid expenses of $93,436. Net cash used in operations was $1,427,749 and $1,424,748 for the nine month periods ended March 31, 2003 and 2002, respectively. Our operations for the nine months ended March 31, 2003 have been funded primarily by accounts receivables, the sale of common stock and the issuance of common stock for services and salary. Our operations for the comparative period ended March 31, 2002 were also funded primarily by the sale of common stock and the issuance of common stock for services and salary.

At March 31, 2003, we had net property and equipment of $654,820 after deduction of $1,103,028 in accumulated depreciation, a net increase of $39,264 compared to June 30, 2002. The increase was a direct result of our consolidating the location of our administrative and manufacturing facilities to Boulder City, Nevada. At March 31, 2003, we had property and equipment consisting of manufacturing equipment, $1,558,182; leasehold improvements, $116,419; furniture & fixtures, $51,706; and vehicles of $31,541. We have classified $418,495 of payments for "construction in progress" of new equipment under Other Assets and these payments will be reclassified to equipment and depreciated upon completion, installation and commencement of usage of the equipment.

Because we had an accumulated deficit during the development stage of $14,831,189, and an additional deficit of $2,526,411 accumulated subsequent to the development stage, our audit report at June 30, 2002 contains a going concern modification as to our ability to continue as a going concern. At March 31, 2003, the deficit accumulated subsequent to the development stage is now $4,678,683. We are currently taking steps to maintain our operating and financial requirements in an effort to enable us to operate as a going concern until such time as revenues from the sale of our Products are adequate to cover our expenses, including:

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

We anticipate that we will need an additional $690,000 through June 30, 2003 to implement our plan and to meet our working capital requirements. We expect to raise the working capital we need through the private placement of our equity securities, but we have no commitment for such funding at this time. We do not anticipate expending any substantial sums for new research and development during the balance of our fiscal year ending June 30, 2003.

Impact of Inflation
-------------------
At this time we do not anticipate that inflation will have a material impact on our current or future operations.

Principal Customers
-------------------
Sunrise Medical accounted for approximately 41.1% of our sales revenue during the three month period from January 31, 2003 to March 31, 2003. For the nine month period ended March 31, 2003, Sunrise Medical accounted for approximately 23% of our revenues.

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

                           PART II - OTHER INFORMATION

                            ITEM 1.  LEGAL PROCEEDINGS

     None.

                       ITEM 2.  CHANGES IN SECURITIES

During the three month period ended March 31, 2003, the Company issued 339,515 shares of its restricted common stock for cash of $679,030 and 12,500 shares restricted of its common stock for a subscription deposit of $25,000, or $2.00 per share.

During the three month period ended March 31, 2003, the Company issued 12,500 shares of its restricted common stock to an unrelated consultant for services. The shares were valued at the market price on the date of issue, or $1.95 per share.

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

                  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                          ITEM 5. OTHER INFORMATION

Effective April 28, 2003, Norman H. Tregenza accepted an appointment to the Board of Directors. Mr. Tregenza, age 66, has over 40 years experience in corporate finance, including 12 years as an investment officer in the securities division of TIAA-CREF, New York City. Mr. Tregenza co-founded Tempo Enterprises, Inc. in 1976 to act as a common carrier for Turner Communication's Superstation's signal to the RCA satellite. Tempo obtained a listing on the American Stock Exchange in 1986. Before being sold to Telecommunications, Inc. (TCI) in 1988, Tempo owned several cable TV companies, radio stations and its own satellite TV network while supplying the Superstation's signal to approximately 50 million homes. TCI was acquired by AT&T in 2000.

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

Dated: May 19, 2003                      AMERITYRE CORPORATION


                                         /S/RICHARD A. STEINKE
                                         ----------------------------------
                                         President and Chief Executive Officer

                                         AMERITYRE CORPORATION
Dated: May 19, 2003                      /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Secretary/Treasurer and
                                         Principal Accounting Officer

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

Date: May 19, 2003 /S/ Richard A. Steinke

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

Date: May 19, 2003 /S/ David K. Griffiths