Form 10KSB
period 2003-06-30
AMERITYRE CORP
filed 2003-09-29
CIK 945828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       June 30, 2003
                                     -------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

            Commission File Number          33-94318-C
                                            ----------
                            AMERITYRE CORPORATION
                    --------------------------
        (Exact name of registrant as specified in charter)

           Nevada                                 87-0535207
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

1501 Industrial Road, Boulder City, Nevada                 89005
-------------------------------------------              ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (702)  294-2689
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:
                               Common Stock
                             ---------------
                             (Title of class)

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

  State issuer's revenues for its most recent fiscal year:  $1,040,246
                                                            ----------
  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

  Based on the average of the high and low bid prices of our common stock at September 22, 2003, of $4.15 per share, the market value of shares held by nonaffiliates (14,463,379 shares) would be approximately $60,023,023.

  As of September 26, 2003, we had 17,384,868 shares of common stock issued and outstanding.

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

General
-------
We were incorporated as a Nevada corporation on January 30, 1995 under the name American Tire Corporation, to take advantage of certain proprietary and nonproprietary technology available for the manufacturing of Flatfree[TM] tires from polyurethane. We changed our name to Amerityre Corporation in December 1999. Since our inception, we have developed additional proprietary technology relating to Flatfree[TM] tires so that we have completed the fundamental technical development of the processes to manufacture non-highway use Flatfree[TM] tires for bicycles, wheelchairs, lawn and garden products, commercial and riding lawnmowers, as well as golf cars (the "Products"). In addition, to manufacturing the Flatfree [TM] Products referred to above, since August 2001, we have also been engaged in the development of polyurethane elastomer tires for highway and agricultural use based on our proprietary technology and various methods and processes relating to the manufacturing of those tires from liquid elastomers.

"Flatfree " Technology
----------------------
The Products produced from our Flatfree[TM] tire technology differ from pneumatic tires in several ways: pneumatic tires are made from rubber; some pneumatic tires require an inner tube; and all pneumatic tires require initial air inflation and thereafter air pressure monitoring and re-inflation as may be required. Even though our Products provide equivalent "pneumatic ride-quality", they are considered "non-pneumatic" because they do not require inflation. Our Products are multi-density in nature and consist of specially formulated polyurethanes creating a closed cell foam construction which effectively reproduces the ride quality of a pneumatic tire. The closed cell foam construction, which forms one of the key components of our technology, contains millions of closed cells containing compressed air. Therefore, our Products are best identified as "Flatfree" in that they have no inner tube, do not require inflation and will not go flat even if they are punctured. Moreover, the closed cell infrastructure allows the tire to maintain its stability. Flatfree[TM] tires are mounted on the wheel rim in much the same way a pneumatic tire is mounted (with the assistance of a tire lever or tire mounting press). Apart from cleaning, our Products are virtually maintenance free, they eliminate the need to make tedious puncture repairs, offer superior wear and a superior ride to rubber based tires. Fundamentally, our Products are safer than rubber based pneumatic tires as they can never be under or over inflated. Our Products have been designed for use by "on/off" road and "highway" bicycles, lawn and garden equipment such as wheelbarrows and handtrucks, as well as wheel chairs, riding and commercial mowing equipment and golf cars.

Product Marketing Plan
----------------------
Historically, we have essentially been a technology company in the development stage, manufacturing a limited number of Products for the purpose of validating our Flatfree[TM] tire technology. In an effort to balance our limited manufacturing capability with the need to gain critical end-user learning curve, we engaged a few independent regional sales representatives to directly place our Products with dealers such as local tire, hardware and bicycle stores.

During the past year we have developed, demonstrated and tested various Products for Original Equipment Manufacturers (OEM) with "low-duty" needs (i.e. commercial and riding lawn mowers, wheelbarrows, handtrucks, wheelchairs, golf carts, etc.)

In the fall of 2002, we hired an independent consultant to assist us in evaluating (1) the cost of goods and equipment utilization and requirements of our manufacturing operations, and (2) our sales and marketing plan on a product sector basis. In January 2003, we began to incorporate revisions to our methods, processes and costs in order to achieve necessary manufacturing efficiencies (i.e., line automation, reduced material costs, reduced product weights, etc.). It is our expectation that it will take approximately 12 months to fully implement these efficiencies. Beginning in April 2003, we also began to incorporate revisions to our sales and marketing plan to emphasis a sector by sector market driven approach to achieve distribution and sell through support to maintain distribution. As a result, our sales focus has shifted from regional sales representatives calling on individual customer accounts to salesmen working directly with original equipment manufacturers and distributors. In addition, we are implementing an in-house telemarketing program to maintain contact with existing dealer accounts. We believe that this program will be fully implemented by October 2003.

Competition
-----------
Currently, we know of a few companies that utilize a manufacturing process similar to ours to produce tires from polyurethane foam (i.e., Green Tire, UK; Alshin Tire, USA; KIK Technology International, Inc., USA; Woo Tire, China; and Krypton-India, India). In addition to manufacturers of polyurethane foam tires, as a potential OEM supplier, we compete directly with firms that manufacture and market conventional low-duty pneumatic tires and tubes made from rubber. Our technology differs from existing polyurethane foam tire technology in many ways, including: (1) the formulation of the polyurethane; and (2) the manner in which the polyurethane is distributed throughout the mold.

The underlying basis of our technology and processes make our Products the only polyurethane based Flatfree[TM] tires that utilize a foam consisting of millions of closed cells containing compressed air. Therefore, our Products have an equivalent "pneumatic ride-quality" without going flat when punctured.

Tires have become an essential commodity. The tire industry has historically been highly competitive and several of our competitors have financial resources which substantially exceed ours. In addition, many competitors are large companies (i.e., Kenda, Japan; Chengshin Rubber, China; and Carlisle Tire, USA) that have established brand name recognition, have established distribution networks for their products, and have developed consumer loyalty to such products.

Manufacturing, Supplies, and Quality Control
--------------------------------------------
Substantially all of our Products are manufactured utilizing single and/or multiple head, centrifugal molding machines. These machines produce Products by pouring a proprietary based polyurethane formula into a mold, which then spreads out in the mold through centrifugal force. The molding process occurs when the liquid polyurethane formula (made up of isocyanide and polyol) is combined with a catalyst. This combination causes a chemical reaction that results in the cross linking of the chemicals, which thereafter become solid. The mold then moves to the next station where the Product is removed and the process is repeated.

Our chemicals are available from multiple suppliers. We believe that we can obtain sufficient quantities of raw materials without significant problems or delays.

All of our Products are inspected following the manufacturing process and prior to shipment to ensure quality. Any Product considered by our quality control personnel to be defective are disposed of through traditional refuse collection services or can be ground into pellets, which can be melted and reused to make other products and reduce waste of raw materials.

Technology Development Agreement
--------------------------------
In August 2001, we signed an agreement with The Goodyear Tire and Rubber Company to jointly develop polyurethane automobile tires. In January 2003, Goodyear announced substantial lay-offs at its Akron Technology Center that, among other things, directly effected the Goodyear personnel associated with our development project. As a result, in March 2003, we entered into mutual release with Goodyear, thereby permitting us to continue with the development of polyurethane automotive tires without Goodyear's exclusive participation. Our objective is to finish the development of the polyurethane automotive tire. Presently, we have completed our engineering and tooling design. We have contracted with a third party to machine our tooling and we are waiting for the delivery of the tooling for the automobile tire mold. We expect the tooling to be delivered by the end of October 2003, so we can complete several polyurethane prototypes which will then be submitted to an independent laboratory to conduct testing for compliance with applicable Department of Transportation requirements.

Patents
-------
Our technology is proprietary and we either own the technology directly or have licensed it through third parties. Set forth in the schedule below are the patents that have either been issued or for which a patent application is pending with respect to our technology.

Description of Patent                          U.S. Patent No.   Issued Date
---------------------                          ---------------   -----------
Method for Making Polyurethane Tires
 with an Outer Skin                               4,855,096       8/08/1989
Apparatus for Making Foam Products                4,943,223       7/24/1990
Apparatus and Method for Manufacturing
 an Item and the Like                             5,906,836       5/25/1999
Method for Making Tires and the Like              6,165,397       12/26/2000
Non-Pnuematic Tire and Rim Combination            6,431,235       8/13/2002
Run Flat Tire with Elastomeric Inner Support      Allowed         9/11/2003

Description of Patent Pending                       Application Status
-----------------------------                       ------------------

Method for Manufacturing a Tire with Belts, Plies
 and Beads Utilizing a Precure Elastomer and Cold
 Rolling                                                 Pending
Air No-Air Elastomeric Tire                              Pending

Trademarks
----------
We have used various trademarks in association with the marketing our Products, including our logo design in conjunction with the name, American[TM], and the names Flatfree[TM], Amerityre[TM], Amerithane [TM] Elastothane[TM] and Urathon[TM].

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

Employees
---------
As of June 30, 2003, we had 26 full-time employees, including 14 administrative and 12 hourly employees. We also hire temporary labor for manufacturing needs as required. None of our employees are represented by a labor union. We believe that we will be able to hire a sufficient quantity of qualified laborers in the local area to meet our employment needs. Our manufacturing process does not require special training, other than orientation to our production techniques and specific equipment.

                      ITEM 2. DESCRIPTION OF PROPERTY
Offices
-------
In October 2002, we leased executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada (the "Leased Property"). The Leased Property consists of a 49,200 square foot building, which includes approximately 5,500 square feet of office space, situated on approximately
4.15 acres. The term of the lease is five years expiring October, 14, 2007, subject to our right to purchase the Leased Property. The base rent for the Leased Property is $16,000 per month for the first year, with annual increases of $500 per month during the term of the lease. We believe the Leased Property facility will be sufficient to handle our office and production needs for the next few years. It is our opinion that we maintain adequate insurance coverage for loss or damage to our leased facilities under our existing insurance policy.

                            ITEM 3. LEGAL PROCEEDINGS

     None.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 2003.

                                  PART II
     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table below sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The closing prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended June 30, 2003               High Close     Low Close
-------------------------------               ----------     ---------
Fourth Quarter                                 $4.85         $1.95
Third Quarter                                  $2.25         $1.95
Second Quarter                                 $2.55         $1.85
First Quarter                                  $3.02         $2.10

Fiscal Year Ended June 30, 2002
-------------------------------
Fourth Quarter                                 $3.70         $2.65
Third Quarter                                  $3.90         $2.04
Second Quarter                                 $3.15         $1.75
First Quarter                                  $5.55         $2.50

Fiscal Year Ended June 30, 2001
-------------------------------
Fourth Quarter                                 $5.05         $2.65
Third Quarter                                  $5.875        $2.6875
Second Quarter                                 $4.0625       $1.8125
First Quarter                                  $1.125        $1.0625

At September 22, 2003, the Company's Common Stock was quoted on the OTC Bulletin Board at a Closing price of $4.30 per share.

Since our inception, we have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future. At September 22, 2003, we had approximately 704 shareholders of record based on information provided by our transfer agent, Interwest Transfer Company, 1981
E. Murray-Holladay Road, Holladay, Utah  84117.

In April 2003, we entered into an agreement with a shareholder to assist us with introductions to parties which might be interested in providing us with funding in the form of debt and/or equity financing. This agreement is non-exclusive and we reserved the right to seek funding from other sources. The shareholder was paid a one-time fee of 50,000 shares of our restricted common stock valued at $100,000 or $2.00 per share, whether or not a transaction with a party introduced by the shareholder, directly or indirectly, is consummated.

During the three month period ended June 30, 2003, we sold an aggregate of 157,660 shares at $2.00 per share for $315,320 cash; and 2,170,000 shares at $1.50 per share for $3,255,000 cash.

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

Year ended June 30, 2003 compared to year ended June 30, 2002
-------------------------------------------------------------
For a substantial portion of our operating history we focused on the development of our technology and have been a development stage company. During this time we had limited revenues from the sale of or Products. In October 2001, we began selling our Products to bicycle shops, hardware stores and tire stores in the United States through the use of independent regional sales representatives traveling throughout their respective regions. In April 2003, we began to implement changes to our sales and marketing plan based on product sector. As a result, our net sales for the year ended June 30, 2003 were $1,040,246, or more than double net sales of $506,250 for the year ended June 30, 2002.

Our cost of sales for the year ended June 30, 2003 was $976,132, or 93.8% of sales as compared to $525,154, or 103.7% of sales for the year ended June 30, 2002, resulting in a gross margin of $64,114 (6.2%) as compared to a gross deficit of $18,904 (-3.7%)for the respective periods. The change from a slight gross deficit to a slight gross margin for the fiscal year ended June 30, 2003, is a direct result of incorporating revisions to our methods, processes and costs in order to achieve increase manufacturing efficiencies. We are continuing to effect these revisions and we believe that, for the fiscal year ending June 30, 2004, our direct costs as a percent of sales will continue to be reduced as our volume of Product sales exceeds the fixed costs of minimum Product production (i.e., labor and raw material costs, etc.). We believe we currently have sufficient manufacturing equipment and employees to merit a substantial increase in production without incurring a proportionately equivalent increase in labor costs. In addition, we continue to seek reductions in raw material and component costs from our principal suppliers.

The Company knows of no other predictable events or uncertainties that may be reasonably expected to have a material negative impact on the net sales revenues or income from our operations other than continuation of the stagnant U.S. economy that has occurred over the past several months and the reduced consumer spending resulting therefrom.

Corporate Expense. For fiscal year 2003, total operating expenses were $3,173,149, consisting of consulting expenses of $339,934, payroll and payroll taxes of $1,083,910, depreciation and amortization of $298,625, bad debt expense of $51, loss on impairment of assets of $67,982 and selling, general and administrative expenses of $1,382,647, resulting in a loss from operations of $3,109,035. For fiscal year 2002, total operating expenses were $3,758,585, consisting mainly of consulting expenses of $1,505,435, payroll and payroll taxes of $818,658, depreciation and amortization of $222,742, bad debt expense of $36,834 and selling, general and administrative expenses of $1,174,916, resulting in a loss from operations of $3,777,489.

For fiscal year 2003 we were able to reduce our operating expenses $585,436 from fiscal year 2002. The decrease in our operating expenses can in part be attributed to a reduction in outside consulting expenses and related expense associated with options granted to those consultants. Our selling, general and administrative expenses for the fiscal year ended June 30, 2003 do not include $118,621 in net deferred consulting expenses. This amount is recorded as a reduction in shareholders' equity because it is associated with the granting of options to non-employees for services not yet performed. The variable fair value of these options is calculated using the Black-Scholes option pricing model.

We have restated our financial statements for the year ended June 30, 2002 to include an additional $1,220,000 in consulting expenses as the result of our failure to recognize the vesting of 500,000 stock options that had previously been issued to Focus Sales and Marketing, L.L.C.

During fiscal year 2003 payroll and payroll taxes increased $265,252, in large part due to our hiring additional executive and engineering personnel to handle administrative and product and equipment design responsibilities.

Interest Expense. We had no interest expense during fiscal year 2003 and our interest expense was $203 for fiscal year 2002.

Other Income (Expense). For fiscal year 2003, we had other income of $17,063, consisting almost entirely of interest income associated with stock subscription receivables and temporary investments of cash not immediately needed in ordinary daily business. For fiscal year 2002, we had other income of $31,078, consisting of $14,907 gain on the sale of our former manufacturing facility in Ravenna, Ohio; interest income of $13,463 and $2,911 of miscellaneous income. These other income items were offset by an interest expense of $203.

We experienced a net loss of $3,091,972 for the year ended June 30, 2003, compared with a net loss of $3,746,411 for the year ended June 30, 2002. The basic loss per share for fiscal year 2003 was $0.21 as compared to $0.27 for fiscal year 2002, based on the weighted average number of shares outstanding of 14,796,744 and 13,662,411 for the respective periods.

Liquidity and Capital Resources
-------------------------------
During the fiscal year ended June 30, 2003, we financed our operations through collecting accounts receivable and issuing common stock for: cash; prepayment of certain salaries through June 30, 2003; and payment of professional services.

At June 30, 2003, we had current assets of $3,136,736 and current liabilities of $95,384, for a working capital surplus of $3,041,352, a significant increase in the working capital surplus of $1,225,129 we had at June 30, 2002. We had cash and cash equivalents of $2,490,604 and net accounts receivable of $128,481 at June 30, 2003 compared to cash and cash equivalents of $774,345 and net accounts receivable of $102,996 at June 30, 2002. Our increase in cash and equivalents and net accounts receivables at June 30, 2003, is attributable to our significant increase in sales, our collection of accounts receivable associated with those sales, and the receipt of subscriptions from the sales of our equity securities prior to our fiscal year end.

Net cash used by our operating activities for the fiscal year 2003 was $2,110,769, compared to $1,719,861 for the fiscal year 2002. Our operations for fiscal year 2003 were funded primarily by accounts receivables, the sale of common stock and the issuance of common stock for services and salary. Our operations for fiscal 2002 were funded primarily the same way.

At June 30, 2003, we had net property and equipment of $1,302,787, after deduction of accumulated depreciation of $1,273,876. At June 30, 2002, we had net property and equipment of $615,556, after deduction of $976,840 in accumulated depreciation. The increase in net property and equipment for fiscal year 2003 was a direct result of the purchase of software, additional production equipment and improvements to our leased executive/manufacturing facility. At June 30, 2003, our property and equipment consisted mainly of leasehold improvements, $127,976; equipment, $2,256,667; furniture and fixtures, $56,488; vehicles, $31,541; and software, $103,991.

Because we had an accumulated deficit of $21,669,572 at June 30, 2003, our audit report contains a going concern modification as to our ability to continue as a going concern. We have taken certain steps to maintain our operating and financial requirements in an effort to enable us to operate as a going concern and until such time as revenues from the sale of our Products are adequate to cover our expenses, including:

     (1) evaluating (A) our cost of goods and equipment utilization and requirements of our manufacturing operations, and (B) our sales and marketing plan on a product sector basis;

     (2) incorporating revisions to our methods, processes and costs in order to achieve necessary manufacturing efficiencies (i.e., line automation, reduced material costs, reduced product weights, etc.).

     (3) incorporating revisions to our sales and marketing plan to emphasis a sector by sector market driven approach to achieve distribution and sell thru support to maintain distribution. Therefore, we are shifting from regional sales representatives calling on individual customer accounts to salesmen working directly with original equipment manufacturers and distributors.

     (4) implementing an in-house telemarketing program to maintain contact with existing dealer accounts.

     (5) seeking reduced material and component costs from suppliers;

     (6) if necessary, obtaining additional funding through the private placement of the Company's common stock; and

     (7) issuing common stock in lieu of cash for legal and other professional services.

We anticipate that during the upcoming fiscal year we will need approximately $2,500,000 to implement our plan and to meet our working capital requirements.

Impact of Inflation
-------------------
We do not anticipate that inflation will have a material impact on our current operations.

Principal Customers
-------------------
During the most recent fiscal year ended June 30, 2002, Sunrise Medical accounted for approximately 17% of our total sales. No other customers accounted for more than 10% of our total sales.

Seasonality
-----------
Because the significant portion of our current customers reside in the United States, we anticipate that sales of certain of our lawn and garden Products to those customers located in Northern portion of the United States could be reduced as a result of fall and winter climate and weather conditions.

                        ITEM 7.  FINANCIAL STATEMENTS

Our financial statements appear beginning on page 27 of this Form 10-KSB.

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices or procedures or financial disclosure.

                     ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
-----------------------------------------------------
Our chief executive officer and our chief financial officer believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on June 30, 2003.

(b) Changes in internal controls.
---------------------------------
There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                 PART III

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age, and position of each executive officer and director who have served during the fiscal year ended June 30, 2003 and the term of office of each director of the Company.

   Name            Age   Position                   Director or Officer Since
   ----            ---   --------                   -------------------------
Richard A. Steinke  61   Chairman, Director, CEO    January 1995 (1)
Elliott N. Taylor   45   Executive Vice President   June 2002
James G. Moore, Jr. 55   COO and VP Operations      August 1999
David P. Martin     61   VP Sales and Marketing     November 1999
David K. Griffiths  66   Secretary/Treasurer        February 1995
Louis M. Haynie     76   Director                   July 1997
Henry D. Moyle      74   Director                   March 1999
William K. Watkins  79   Director                   March 1999 (2)
Gene Stipe          75   Director                   November 2000 (3)
Wesley G. Sprunk    66   Director                   January 2003 (4)
Norman H. Tregenza  66   Director                   April 2003 (5)
---------------------
(1) Mr. Steinke became President and CEO in November 1999.
(2) Mr. Watkins was not re-elected at the annual meeting of shareholders in November 2002.
(3) Mr. Stipe resigned in February 2003.
(4) Mr. Sprunk was appointed by the board.
(5) Mr. Tregenza was appointed by our board to fill the vacancy created by Mr. Stipe's resignation.

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

Biographical Information
------------------------
Set forth below is certain biographical information for each of the Company's Officers and Directors and other key personnel at June 30, 2003.

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

Henry D. Moyle, Jr. has been a member of our board of directors since March 1999. Since 1992, he has been President and C.E.O. of Silver Lake Company, and since 1989 has been President and C.E.O. of Brighton Properties, Inc.
From 1970 to 1983, he was President and C.E.O. of Research Industries Corporation. He received a B.A. from Stanford in 1957, and a J.D. degree from the University of Utah in 1959. He is the owner of Sunset Canyon Ranch, raising cattle and racehorses, and serves on the board of directors of Silver Lake Company, Brighton Properties, Inc., and the Sunset Medical Corporation.

Wesley G. Sprunk, joined our board in January 2003. Mr. Sprunk owns and operates Saf-Tee Siping & Grooving, a tire siping equipment manufacturing company and Tire Service Equipment Mfg. Co., Inc., a manufacturer and marketer of automotive wheel service equipment and recycling equipment, both located in Phoenix, Arizona.

Norman H. Tregenza, joined our board in April 2003 and has over 40 years experience in corporate finance, including 12 years as an investment officer in the securities division of TIAA-CREF, New York City. Mr. Tregenza co-founded Tempo Enterprises, Inc. in 1976 to act as a common carrier for Turner Communication's Superstation's signal to the RCA satellite. Tempo obtained a listing on the American Stock Exchange in 1986. Before being sold to Telecommunications, Inc. (TCI) in 1988, Tempo owned several cable TV companies, radio stations and its own satellite TV network while supplying the Superstation's signal to approximately 50 million homes. TCI was acquired by AT&T in 2000. Mr. Tregenza received a B.A. from St. Lawrence University, Canton, NY, in 1959, and a MBA from NYU in 1963.

Management Consultant
---------------------
Steven J. Shindler has been assisting us in preparing our operating plan, including analysis of product development, production, materials and labor costs, price structuring and product marketing and providing us with marketing recommendations that incorporate that analyses. Mr. Shindler has been a management consultant since 1996. From 1989 to 1996, he was the founder and president of Purisys, Inc., New York, NY, a manufacturer of Home Diagnostics , a complete line of indoor air, building material and drinking water pollution measurement kits. In 1988, Mr. Shindler, was the co-founder and COO of Silver Palate Kitchens, Inc., New York, NY, a retail specialty food store. From 1979 to 1987, Mr. Shindler was the Senior Vice President of Levine, Huntley, Schmidt and Beaver, Inc. ("LHS&B"), New York, NY. LHS&B was recognized as one of America's top 5 creative advertising agencies in the 80's, and managed a diverse client base including Citizen Watch, General Foods Corp. (new products), Matchbox Toys, People Express, Northwest Airlines and Subaru automobiles. LHS&B was sold to Grey Advertising in 1985. Mr. Shindler received a B.S. in Economics from the University of Pennsylvania, Wharton School, Philadelphia, PA in 1976.

Involvement in Certain Legal Proceedings
----------------------------------------
On April 28, 2003, a petition for bankruptcy under Chapter 11 of the Bankruptcy Code was filled in the United States Bankruptcy Court, District of Nevada, Case No. 03-15079 (the "Petition"), concerning Lew Corporation, a Nevada corporation, Corporation, in which Richard A. Steinke serves as Chairman of the Board of Directors. We are not a creditor in this action.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
Our common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in connection therewith, it is the responsibility of our directors, officers, and beneficial owners of more than 10% of our common stock to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership. To the best of our knowledge, no such persons failed to file on a timely basis any reports required pursuant to Section 16 of the Exchange Act, as of June 30, 2003.


                     ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our chief executive officer and each of our other executive officers who received compensation in excess of $100,000 during such period (as determined at June 30, 2003, the end of our last completed fiscal year):

                                   Summary Compensation Table
                                                         Long Term Compensation
                                                         ----------------------
                     Annual Compensation                 Awards       Payouts
                                           Other        Restricted
Name and                                   Annual        Stock     Options LTIP     All other
Principal Position Year Salary    Bonus($) Compensation   Awards   /SARs   Payout  Compensation
------------------ ---- ------    -------- ------------   ------   ------- ------  ------------
Richard A. Steinke  2003 $424,000    -0-    $ -0-         -0-      -0-     -0-       -0-
CEO, Pres. and      2002 $400,000    -0-    $30,000       -0-      -0-     -0-       -0-
Chairman            2001 $346,875    -0-      -0-         -0-      -0-     -0-       -0-

Elliott N. Taylor,  2003 $120,000    -0-      -0-         -0-      -0-     -0-       -0-
Executive V.P.      2002    5,000    -0-      -0-         -0-      -0-     -0-       -0-

Employment Agreements and Benefits
----------------------------------
Pursuant to a resolution of our board of directors, Mr. Steinke was issued 150,000 shares of our restricted common stock in lieu of cash compensation for employment service through December 31, 2000. Those shares were valued at $346,875. Also, pursuant to a resolution of our board of directors in December 2001, he was issued 100,000 shares of restricted common stock in lieu of cash compensation for services through December 31, 2001 and an additional 100,000 shares of restricted common stock as prepaid compensation through June 30, 2002. The aggregate value of the 200,000 shares was $400,000. In November 2002, the board authorized the issuance of 200,000 shares of restricted common stock to Mr. Steinke as employment compensation from July 1, 2002 through June 30, 2003. The aggregate value of the 200,000 shares was $424,000. The value per share was the closing price of our common stock on the various dates of the board resolutions.

We provided health and medical insurance, similar to that which is made available to all full time employees, and we reimbursed Mr. Steinke for reasonable out-of-pocket expenses incurred in connection with our business.

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

Additionally, all employees are required, as a condition of their employment, to enter into a nondisclosure agreement related to any information or process deemed confidential by us.

Options/SAR Grants
------------------
The following tables contain information regarding the Plan Options granted to the Company's named executive officers during the fiscal year ended June 30, 2003:

                     OPTION/SAR GRANTS DURING LAST FISCAL YEAR
                                     Individual Grants
                     -----------------------------------------------------
                     Number of     % of Total
                     Securities    Options/SARs
                     Underlying    Granted to      Exercise or
                     Options/SARs  Employees       Base Price   Expiration
Name                 Granted       in Fiscal Year  ($/Share)    Date
-------------------  ------------  --------------  -----------  ----------
       (a)               (b)             (c)            (d)         (e)
Elliott N. Taylor
[7/01/02 to 6/30/03]    60,000 sh       24.0           2.00        3/31/05


              Aggregate Option/SAR Exercises in Last Fiscal Year

                                                   Number of
                                                   Securities    Value of
                                                   Underlying    Unexercised
                                                   Unexercised   In-the-Money
                                                   Options/SARs  Options/SARs
                     Shares                        at FY-End(#)  at FY-End($)
                     Acquired       Value          Exercisable/  Exercisable/
Name                 on Exercise(#) Realized($)    Unexercisable Unexerciable
-------------------  -------------  -------------  ------------  ------------
Elliott N. Taylor                -              -   60,000/0                -

Pension Table
-------------
Not Applicable.

Other Compensation
------------------
None.

Compensation of Directors
-------------------------
In December 2002, we established an Executive Committee to: (1) review our existing policies and procedures relating to executive compensation and board compensation, as well as review management's recommendations regarding changes and/or modifications thereto; (2) review potential nominees for board membership and make recommendations to the full board regarding the nominees;
(3) review and make recommendations regarding our short-term and long-term operating plan; and (4) review management's plans regarding product development, product pricing structure, product market segments and product marketing strategy and make recommendations regarding changes and/or modifications thereto. Richard A. Steinke, Louis M. Haynie and Henry Moyle were appointed to serve on the Executive Committee. The Executive Committee meets on an ad hoc basis from time to time as determined by Mr. Steinke, who serves as chairman of the Executive Committee, but at least once per month until such time as the Executive Committee is disbanded or until their successors are duly elected and shall qualify. As compensation for serving on the Executive Committee, each non-employee director who serves as a member of the Executive Committee received a cash payment of $22,000 for service through December 31, 2003.

In April 2002, four non-officer members of our Board of Directors were each granted options to acquire 200,000 shares of our restricted common stock at an exercise price of $4.00 per share. The exercise price per share was set at approximately 110% of the closing price of the stock on the date the options were granted. In addition, our Board of Directors have been reimbursed for reasonable expenses incurred on our behalf.

In December 2001, pursuant to a resolution of the Board of Directors, we compensated the members of our Board of Directors by issuing each of them 15,000 shares of our restricted common stock in lieu of cash compensation for board service for the calendar year ending December 31, 2002. The common stock received by each of them was valued at $30,000, for aggregate board compensation of $150,000. The value per share was determined by averaging the closing price for our common stock for the four days previous to the board's approval. $75,000 was expensed during our fiscal year ended June 30, 2003 and $75,000 was expensed during our fiscal year ended June 30, 2002.

Committees of our Board of Directors
------------------------------------
In September 2002, our Board of Directors appointed a three person audit committee consisting of two directors, Louis M. Haynie and Henry D. Moyle, Jr., and one member of our management, Elliott N. Taylor. Members of the audit committee met three times during the fiscal year ended June 30, 2003. In December 2002, our board established an executive committee consisting of Richard A. Steinke, Louis M. Haynie and Henry D. Moyle, Jr. Members of the executive committee met four times during the fiscal year ended June 30, 2003.

Meetings of our Board of Directors
----------------------------------
Our Board of Directors held eight meetings during the last fiscal year (including those meetings conducted by telephone conferencing).

Compensation Pursuant to Plans
------------------------------
Effective April 1, 2002, our Board of Directors approved the terms of our 2002 Stock Option and Award Plan. The Plan was ratified by our shareholders at the Annual Meeting on November 1, 2002. Under the Plan, four non-officer members of our Board of Directors were each granted options to acquire 200,000 shares of common stock at an exercise price of $4.00 per share. In addition, our Board of Directors approved the grant of additional options to acquire up to 386,000 shares of common stock to various employees at an exercise price of $4.00 per shares. The exercise price per share was set at approximately 110% of the closing price of the stock on the date the options were granted.

During the fiscal year ended June 30, 2003, our board approved the grant of options to acquire up to 250,000 shares of common stock to various employees at an exercise price of $2.00 per share. The closing price for our common stock as quoted on the OTC Bulletin board on the date of grant was $1.99 per share.

Award Plan Summary
------------------
Our Award Plan is intended to reward employees and other individuals who contribute to our success and to provide them with a stake in the enterprise as shareholders. Consistent with this belief, the award of stock options has been and will continue to be an important element of our compensation program.

We intend to use the Award Plan to (a) attract competent directors, executive personnel, and other employees, (b) aid in the retention of the services of existing directors, executive personnel, and employees, and (c) provide incentives to all of such personnel to devote the utmost effort and skill to our company's advancement by permitting them to participate in ownership and thereby permitting them to share in increases in the value which they help produce.

The Award Plan is administered by our Compensation Committee (the "Committee") appointed from time to time by our board of directors. Awards granted under the Award Plan may be incentive stock options ("ISOs") as defined in the Internal Revenue Code of 1986, as amended (the "Code"), appreciation rights, options which do not qualify as ISOs, or stock bonus awards which are awarded to our employees, including officers and directors, who, in the opinion of the board or the Committee, have contributed, or are expected to contribute, materially to our success. In addition, at the discretion of our Board of Directors or the Committee, options or bonus stock may be granted to individuals who are not employees but contribute to our success.

The exercise price of options granted under the Award Plan (as determined by our Board of Directors), may be based on the fair market value of the underlying Common Stock at the time of grant and, in the case of ISOs may not be less than 100% of the fair market value of such capital stock on the date the option is granted ( 110% of the fair market value in the case of 10% stockholders). Options granted under the Award Plan shall expire no later than ten years after the date of grant (five years in the case of ISOs granted to 10% stockholders). The option price may be paid by cash or, at the discretion of our Board of Directors or Committee, by delivery of a promissory note or shares of our Common Stock already owned by the optionee (valued at their fair market value at the date of exercise), or a combination thereof.

All of our employees, officers, and directors are eligible to participate under the Award Plan. A maximum of 2,000,000 shares are available for grant under the Award Plan. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Committee, in their sole discretion provided, however, that in no event may the aggregate fair market value of shares for which an ISO is first exercisable in any calendar year by any eligible employee exceed $100,000.

The aggregate number of shares with respect to which options or stock awards may be granted under the Award Plan, the number of shares covered by each outstanding option, and the purchase price per share shall be adjusted for any increase or decrease in the number of issued shares resulting from a recapitalization, reorganization, merger, consolidation, exchange of shares, stock dividend, stock split, reverse stock split, or other subdivision or consolidation of shares.

Our Board of Directors or the Committee may from time to time alter, amend, suspend, or discontinue the Award Plan with respect to any shares as to which options or stock awards have not been granted. However, no such alteration or amendment (unless approved by our stockholders) shall (a) increase (except adjustment for an event of dilution) the maximum number of shares for which options or stock awards may be granted under the Award Plan either in the aggregate or to any eligible employee: (b) reduce (except adjustment for an event of dilution) the minimum option prices which may be established under the Award Plan; (c) extend the period or periods during which options may be granted or exercised; (d) materially modify the requirements as to eligibility for participation in the Award Plan; (e) change the provisions relating to events of dilution; or (f) materially increase the benefits accruing to the eligible participants under the Award Plan.

If a participant to whom an option is granted exercises such option by payment of the exercise price in whole or in part with previously owned shares, the optionee will not realize income with respect to the number of shares received on exercise which equals the number of shares delivered by the optionee. The optionee's basis for the delivered shares will carry over to the option shares received. With regard to the number of non-qualified option shares received which exceeds the number of shares delivered, the optionee will realize ordinary income at the time of exercise; and the optionee's tax basis in these additional option shares will equal the amount of ordinary income realized plus the amount of any cash paid.

Recipients of ISOs will not be required to recognize income at the time of the grant of the options or at the time of exercise of the options as long as the stock received on exercise is held for at least two years from the date of the grant of the ISOs or one year from the date of exercise (although the difference between the fair market value of the stock and the exercise price paid at the time of exercise must be taken into account for alternative minimum tax purposes). If the stock received upon exercise of an ISO is disposed of prior to the expiration of either of such time periods, the optionee will be required to recognize as ordinary income the amount by which the fair market value of the stock received at the time of exercise exceeds the exercise price of the ISOs.

Under the Award Plan, stock appreciation rights ("SARs") can be granted at the time an option is granted with respect to all or a portion of the shares subject to the related option. SARs can only be exercised to the extent the related option is exercisable and cannot be exercised for the six-month period following the date of grant, except in the event of death or disability of the optionee. The exercise of any portion of either the related option or the tandem SARs will cause a corresponding reduction in the number of shares remaining subject to the option or the tandem SARs thus maintaining a balance between outstanding options and SARs. SARs permit the holder to receive an amount (in cash, shares, or a combination of cash and shares, as determined by our Board of Directors at the time of grant) equal to the number of SARs exercised multiplied by the excess of the fair market value of the shares on the exercise date over the exercise price of the related options.

Under the terms of the Award Plan, our board of directors or the Committee may also grant stock awards which may, at the discretion of our Board of Directors or Committee, be subject to forfeiture under certain conditions. Recipients of stock awards will realize ordinary income at the time of the lapse of any forfeiture provisions equal to the fair market value of the shares less any amount paid in connection with the issuance (our Board of Directors or the Committee can require the payment of par value at the time of the grant). We will realize a corresponding compensation deduction. The holder will have a basis in the shares acquired equal to any amount paid on exercise plus the amount of any ordinary income recognized by the holder. On sale of the shares, the holder will have a capital gain or loss equal to the sale proceeds minus his or her basis in the shares.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------
Unless otherwise disclosed below, as of June 30, 2003, the end of our most recent fiscal year, there are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment or any change in our control, or a change in the person's responsibilities following a change in our control.

            [This space to end of page intentionally left blank]

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth as of September 22, 2003 the name and address and the number of shares of our Common Stock held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 17,384,868 shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group. The information on share numbers and percentage ownership listed assumes: a) the exercise of options by the beneficial owner (all included options are currently exercisable); and b) a corresponding increase in the number of shares issued and outstanding.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title
 of      Name and Address              Amount and Nature of     Percentage
Class    Beneficial Owner              Beneficial Ownership(1)   of Class
-----    ----------------              --------------------     ----------
Common   Richard A. Steinke            (2)      1,320,000             7.59
         705 Yucca Street
         Boulder City, NV  89005

Common   Alan F. Rypinksi              (3)      1,010,000             5.49
         3101 North Pacific Coast Hwy.
         Suite 100 A
         Newport Beach, CA  92663

Security Ownership of Management of the Company
-----------------------------------------------
Title
 of      Name and Position of          Amount and Nature of     Percentage
Class    Officer and/or Director       Beneficial Ownership(1)   of Class
-----    -----------------------       --------------------     ----------
Common   Richard A. Steinke, CEO/Pres.   (2)      1,320,000       7.59
Common   Elliott N. Taylor, Exec. VP     (5)        330,860       1.87
Common   James Moore, Vice President     (6)         80,000       0.46
Common   David P. Martin, Vice President (7)        183,629       0.91
Common   David K. Griffiths, Sec./Treas. (8)        118,600       0.68
Common   Louis M. Haynie, Director       (9)        600,000       3.41
Common   Henry D. Moyle, Jr. Director    (4)        778,000       5.37
Common   Wesley G. Sprunk, Director                  91,700       0.53
Common   Norman H. Tregenza             (10)        288,700       1.66

         Total Beneficial Ownership of
         All Officers and Directors as
         a Group (9 persons)                      3,791,489      20.77


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

(4) Includes options to acquire up to 200,000 shares at an exercise price of $4.00 per share that expire April 01, 2005. Also includes 55,000 shares owned beneficially and of record by Vickie L. Moyle, spouse of Henry B. Moyle, and 11,000 shares owned beneficially and of record by a minor child, all of which Mr. Moyle may be deemed to have beneficial ownership.

(5) Includes options to acquire up to 45,000 shares at an exercise price of $2.00 per share that expire December 14, 2006; up to 60,000 shares at an exercise price of $2.00 per share that expire March 31, 2005; and up to 200,000 shares at an exercise price of $4.00 per share that expire June 10, 2007. Also includes 17,000 shares per power of attorney for Lawrence C. Taylor and 860 shares as custodian for Mr. Taylor's minor children.

(6) Includes options to acquire up to 50,000 shares at an exercise price of $4.00 per share that expire April 1, 2005 and 20,000 shares at an exercise price of $2.00 per share that expire March 31, 2005.

(7) Includes options to acquire up to 20,000 shares at an exercise price of $4.00 per share that expire April 1, 2005 and 20,000 shares at an exercise price of $2.00 per share that expire March 31, 2005. Also includes 6,000 shares owned beneficially and of record by Peggy Martin, the spouse of David
P. Martin, and of which Mr. Martin may be deemed to have beneficial ownership.

(8) Includes options to acquire up to 25,000 shares at an exercise price of $4.00 per share that expire April 1, 2005 and 30,000 shares at an exercise price of $2.00 per share that expire March 31, 2005.

(9) Includes options to acquire up to 200,000 shares at an exercise price of $4.00 per share that expire April 1, 2005. Also includes 2,000 shares owned beneficially and of record by Gae B. Haynie, spouse of Louis M. Haynie, of which Mr. Haynie may be deemed to have beneficial ownership.

(10) Includes 13,000 shares held in an IRA, of which Mr. Tregenza is a beneficiary; 40,000 shares held of record by Norman H. Tregenza IV Trust, dated 9/26/86, Richard R. Keller trustee; 33,650 shares held as custodian for Norman A. Tregenza; 12,000 shares per power of attorney for Norman A. Tregenza; 17,000 shares held in an IRA, of which Alyce B. Tregenza, the spouse of Mr. Tregenza is the beneficiary; 5,000 shares per power of attorney for Alyce B. Tregenza; 28,650 shares as custodian for Suzanne C. Tregenza; and 17,000 shares per power of attorney for Suzanne C. Tregenza.

Securities Authorized For Issuance Under Equity Compensation Plans
------------------------------------------------------------------

                     Equity Compensation Plan Information
                     As of June 30, 2003 (Fiscal Year End)

                                                         Number of Securities
              Number of              Weighted            remaining available
              Securities to be       average exercise    for future issuance
              issued upon exercise   price of            under equity compen-
              of outstanding         outstanding         plans (excluding
              options, warrants      options, warrants   securities reflected
Plan          and rights             and rights          in column (a))
Category              (a)                  (b)                   (c)
------------  ---------------------  ------------------  --------------------
Equity
Compensation
Plans
Approved by
Security
Holders        1,416,000              $3.68                383,539

Equity
Compensation
Plans
Not Approved
by Security
Holders (1)(2)    1,050,000              $2.95
                  ---------                                   -------
                  2,466,000              $3.37                383,539
                  =========                                   =======

(1) Includes options to acquire up to 500,000 shares at an exercise price of $3.00 per share that expire July 31, 2004 and options to acquire an additional 500,000 shares at an exercise price of $3.00 per share that expire July 31, 2005, both owned beneficially and of record by Focus Sales and Marketing, L.L.C. and issued as compensation in association with product marketing services.

(2) Includes options to acquire up to 50,000 shares at an exercise price of $2.00 per share that expire December 14, 2006, issued as compensation for legal services.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Technology License Agreement
----------------------------
On October 29, 1999, we entered into an exclusive license agreement with our President, Richard A. Steinke, and two unrelated parties to license certain intellectual property rights known as "Apparatus for Making Foam Products" and "Method for Making Polyurethane Tires with an Outer Skin" embodied in United States Patent No.'s 4,943,223 and 4,855,096, respectively. The agreement gives us an exclusive license to use, sell, license, or otherwise exploit the technology worldwide in exchange for a royalty of $0.25 of the net selling price for all units produced utilizing the technology. The agreement requires us to meet certain minimum production/royalty requirements. However, in October 2002, this agreement was amended to eliminate the provision requiring us to maintain minimum sales or royalties and restricting the royalty provision to those units produced and sold having a final production weight in excess of two (2) pounds. Due to our President's relationship with the Company, the agreement cannot be considered to have been negotiated at arm's length.

Other Agreements
----------------
In June 2002, we entered into an agreement with Taylor and Associates, Inc., our SEC counsel ("Taylor and Associates"), whereby, in consideration for our employment of Elliott Taylor as our Executive Vice President, we agreed to compensate Taylor and Associates for the potential financial detriment it might incur as the result of Mr. Taylor's employment by us. Mr. Taylor had been the principal attorney for Taylor and Associates since 1993. We have agreed to pay Taylor and Associates $2,750 per month for a period of 24 months, commencing on June 30, 2002 and continuing through May 31, 2004.

                 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of HJ & Associates, LLC.....................  27
Balance Sheet as of June 30, 2003........................................  28
Statements of Operations for the years ended June 30, 2003
 and 2002 ...............................................................  30
Statements of Stockholders' Equity.......................................  31
Statements of Cash Flows for the years ended June 30, 2003 and 2002......  34
Notes to Financial Statements............................................  36

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Exhibit No.     Description
-----------     -----------
   31.01        Certification of Principal Executive Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

   31.02        Certification of Principal Financial Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

   32.01 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.02 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8-K.

There were no reports on Form 8-K filed with the Commission during the quarter ended June 30, 2003.


                   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
                  Information required by Item 9(c) of Schedule 14A

  1) Audit Fees - The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is $47,595 and $36,165, respectively.

  2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements is $385 and $1,856. The services provided related to the review of registration statements filed during applicable period.

  3) Tax Fees. None.

  4) All Other Fees. None.

  5) Not applicable.

  6) Not Applicable.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERITYRE CORPORATION

Date: September 26, 2003                By /S/Richard A. Steinke, Chairman of
                                        the Board, President and CEO
                                        [Principal Executive Officer]


Date: September 26, 2003                By /S/David K. Griffiths, Secretary
                                        Treasurer [Principal Accounting
                                        Officer]

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: September 26, 2003                /S/Louis M. Haynie, Director


Date: September 26, 2003                /S/Henry Moyle, Director


Date: September 26, 2003                /S/Wesley G. Sprunk, Director


Date: September 26, 2003                /S/ Norman H. Tregenza, Director

INDEPENDENT AUDITORS' REPORT

Board of Directors
Amerityre Corporation
Boulder City, Nevada

We have audited the accompanying balance sheet of Amerityre Corporation (the "Company") as of June 30, 2003 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerityre Corporation as of June 30, 2003, and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 9 to the financial statements, the Company has restated its financial statements for the year ended June 30, 2002. This action was taken as a result of its failure to recognize the vesting of 500,000 stock options and instead, treating them as cancelled. Adjustments have been made to correct this error.

/S/ HJ & Associates
HJ & Associates, LLC
Salt Lake City, Utah
September 23, 2003

                            AMERITYRE CORPORATION
                                Balance Sheet

                                   ASSETS
                                   ------
                                                                  June 30,
                                                                    2003
                                                                ------------
CURRENT ASSETS
 Cash and cash equivalents (Note 1)                            $   2,490,604
 Accounts receivable - net of zero allowance                         128,481
 Inventory (Note 1)                                                  464,984
 Prepaid expenses                                                     52,667
                                                                ------------
   Total Current Assets                                            3,136,736
                                                                ------------
PROPERTY AND EQUIPMENT (Note 1)
 Leasehold improvements                                              127,976
 Equipment                                                         2,256,667
 Furniture and fixtures                                               56,488
 Vehicles                                                             31,541
 Software                                                            103,991
 Less - accumulated depreciation                                  (1,273,876)
                                                                ------------
   Total Property and Equipment                                    1,302,787
                                                                ------------
OTHER ASSETS
 Patents and trademarks - net (Note 1)                               101,052
 Deposits                                                             43,180
                                                                ------------
   Total Other Assets                                                144,232
                                                                ------------
TOTAL ASSETS                                                   $   4,583,755
                                                                ============













The accompanying notes are an integral part of these financial statements.

                            AMERITYRE CORPORATION
                          Balance Sheet (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                                                  June 30,
                                                                    2003
                                                                ------------
CURRENT LIABILITIES
 Accounts payable                                              $      93,880
 Accrued expenses                                                      1,504
                                                                ------------
   Total Current Liabilities                                          95,384
                                                                ------------
   Total Liabilities                                                  95,384
                                                                ------------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
 Preferred stock: 5,000,000 shares authorized of
  $0.001 par value, -0- shares issued and outstanding                      -
 Common stock: 25,000,000 shares authorized of
  $0.001 par value, 17,384,868 shares issued and
  outstanding                                                         17,385
 Additional paid-in capital                                       26,493,911
 Stock subscriptions receivable (Note 2)                             (16,632)
 Expenses prepaid with common stock                                 (218,100)
 Deferred consulting                                                (118,621)
 Retained Deficit                                                (21,669,572)
                                                                ------------
   Total Stockholders' Equity                                      4,488,371
                                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   4,583,755
                                                                ============















The accompanying notes are an integral part of these financial statements.

                           AMERITYRE CORPORATION
                          Statement of Operations
                                                     For the Years Ended
                                                           June 30,
                                                     2003           2002
                                                 ------------   ------------
                                                                  (Restated)
NET SALES                                       $   1,040,246  $     506,250

COST OF SALES                                         976,132        525,154
                                                 ------------   ------------
GROSS PROFIT (DEFICIT)                                 64,114        (18,904)
                                                 ------------   ------------
EXPENSES
 Consulting                                           339,934      1,505,435
 Payroll and payroll taxes                          1,083,910        818,658
 Depreciation and amortization                        298,625        222,742
 Bad debt expense                                          51         36,834
 Loss on impairment of assets                          67,982              -
 Selling, general and administrative                1,382,647      1,174,916
                                                 ------------   ------------
   Total Expenses                                   3,173,149      3,758,585
                                                 ------------   ------------
LOSS FROM OPERATIONS                               (3,109,035)    (3,777,489)
                                                 ------------   ------------
OTHER INCOME (EXPENSE)
 Other income                                             666          2,911
 Interest income                                       16,397         13,463
 Interest expense                                           -           (203)
 Gain on disposition of assets                              -         14,907
                                                 ------------   ------------
   Total Other Income                                  17,063         31,078
                                                 ------------   ------------
NET LOSS                                        $  (3,091,972) $  (3,746,411)
                                                 ============   ============
BASIC LOSS PER SHARE                            $       (0.21) $       (0.27)
                                                 ============   ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                14,796,744     13,662,411
                                                 ============   ============










The accompanying notes are an integral part of these financial statements.

       31                  AMERITYRE CORPORATION
                     Statements of Stockholders' Equity

                                                                             Expenses
                                                 Additional      Stock      Prepaid with
                               Common Stock       Paid-in    Subscription    Common     Deferred     Accumulated
                            Shares     Amount     Capital     Receivable      Stock     Consulting     Deficit
                         -----------  --------  -----------  -----------  -----------  -----------  -----------
Balance, June 30, 2001    13,291,635  $ 13,292   $17,841,792 $(1,458,307)  $  (65,250)  $        - $(14,831,189)

Common stock issued for
cash at $1.00 per share       50,000        50       49,950            -            -            -            -

Common stock issued for
cash at $2.00 per share      758,450       759    1,516,142            -            -            -            -

Common stock issued for
stock subscription receivable 20,000        20       39,980      (40,000)           -            -            -

Common stock issued for
subscription deposit          12,500        12       24,988            -            -            -            -

Common stock issued in
lieu of royalty payment       22,500        22       49,978            -            -            -            -

Common stock issued as
payment of accounts payable    7,646         8       30,007            -            -            -            -

Options granted to non-
employees for deferred
consulting                         -         -       81,000            -            -      (81,000)           -

Common stock issued for
prepaid services              10,000        10       19,990            -      (20,000)           -            -

Common stock issued for
rent and prepaid rent         22,500        22       44,978            -      (45,000)           -            -

Commons stock issued for
prepaid board of directors
fees                          75,000        75      149,925            -     (150,000)           -            -

Common stock issued to CEO
for current and prepaid
compensation at $2.00 per
share                        200,000       200      399,800            -     (200,000)           -            -

Common stock cancelled
due to court order          (300,000)     (300)    (289,551)           -            -            -            -

Stock subscription
receivable cancelled         (20,000)      (20)     (39,980)      40,000            -            -            -

Common shares issued for
option exercise paid for
through services rendered     37,500        38       74,962            -            -            -            -

Stock subscription receivable
related party written-off
due to court order                 -         -            -      502,000            -            -            -
                         -----------  --------  -----------  -----------  -----------  -----------  -----------
Balance Forward           14,187,731  $ 14,188  $19,993,961  $  (956,307) $  (480,250) $   (81,000)$(14,831,189)
                         -----------  --------  -----------  -----------  -----------  -----------  -----------

The accompanying notes are an integral part of these financial statements.

       32                  AMERITYRE CORPORATION
                Statements of Stockholders' Equity (Continued)

                                                                             Expenses
                                                 Additional      Stock      Prepaid with
                               Common Stock       Paid-in    Subscription    Common     Deferred     Accumulated
                            Shares     Amount     Capital     Receivable      Stock     Consulting     Deficit
                         -----------  --------  -----------  -----------  -----------  -----------  -----------
Balance Forward            14,187,731 $ 14,188   $19,993,961 $   (956,307) $  (480,250) $ (81,000) $(14,831,189)

Amortization of expenses
prepaid with common stock           -        -             -            -      329,500          -             -

Additional interest recorded
on subscriptions receivable
and subscriptions
receivable - related party          -        -        61,300      (67,722)           -          -             -

Receipt of cash and services
for subscriptions receivable
and interest on subscriptions
receivable                          -        -             -       51,640            -          -             -

Receipt of cash on
subscriptions receivable            -        -             -      409,668            -          -             -

Valuation adjustment and
amortization of deferred
consulting                          -        -        35,000            -            -    (22,433)            -

Expenses incurred through
the vesting of options issued
for consulting services
(restated)                          -        -     1,220,000            -            -          -             -

Net loss for the year
ended June 30, 2002
(restated)                          -        -             -            -            -           -   (3,746,411)
                         -----------  --------   -----------  -----------  ----------- -----------  -----------
Balance, June 30, 2002
(restated)                14,187,731  $ 14,188  $ 21,310,261  $  (562,721) $  (150,750)$ (103,433)$(18,577,600)

Common stock issued for
cash at $1.50 per share    2,170,000     2,170     3,252,830            -            -          -            -

Common stock issued for
cash at $2.00 per share      604,675       605     1,208,745            -            -          -            -

Cancellation of common
stock issued for stock
subscription receivable      (45,000)      (45)      (87,705)      87,750            -          -            -

Common stock issued to
CEO for compensation         200,000       200       423,800            -     (212,000)         -            -

Common stock issued for
exercise of options           20,000        20        39,980            -            -          -            -

Common stock issued for
cash-less exercise of
option                        10,462        10        23,562            -            -          -            -

Common stock issued for
services and prepaid
services                     182,500       183       360,493            -     (336,300)         -            -

Common stock issued for
stock offering costs          50,000        50        99,950            -            -          -            -

                         -----------  --------   -----------  -----------  -----------  ---------  -----------
Balance Forward           17,380,368  $ 17,381  $ 26,631,916  $  (474,971) $  (699,050) $(103,433)$(18,577,600)
                         -----------  --------   -----------  -----------  -----------  ---------  -----------

The accompanying notes are an integral part of these financial statements.

       33                  AMERITYRE CORPORATION
                Statements of Stockholders' Equity (Continued)

                                                                             Expenses
                                                 Additional      Stock      Prepaid with
                               Common Stock       Paid-in    Subscription    Common     Deferred     Accumulated
                            Shares     Amount     Capital     Receivable      Stock     Consulting     Deficit
                         -----------  --------  -----------  -----------  -----------  -----------  -----------
Balance Forward           17,380,368  $ 17,381   $26,631,916 $  (474,971)  $ (699,050)  $(103,433) $(18,577,600)

Stock offering costs               -         -      (220,954)          -            -           -             -

Common stock issued for
stock subscription deposit     4,500         4         8,996           -            -           -             -

Issuances of options
for services                       -         -         2,906           -            -           -             -

Amortization of expenses
prepaid with common stock          -         -             -           -      480,950           -             -

Additional interest recorded
on subscription receivable
and subscription receivable
related party                      -         -        15,547     (21,686)           -           -             -

Receipt of cash for subscription
receivable and interest on
subscriptions receivable           -         -             -     448,068            -           -             -

Receipt of services and debt
relief for subscriptions
receivable                         -         -             -      31,957            -           -             -

Valuation adjustment and
amortization of deferred
consulting                         -         -        55,500           -            -     (15,188)            -

Net loss for the year
ended June 30, 2003                -         -             -           -            -           -    (3,091,972)
                         -----------  --------   ----------- -----------  -----------  -----------  -----------
Balance, June 30, 2003    17,384,868  $ 17,385  $26,493,911  $   (16,632) $  (218,100) $ (118,621) $(21,669,572)
                         ===========  ========  ===========  ===========  ===========  =========== ============


The accompanying notes are an integral part of these financial statements.

                            AMERITYRE CORPORATION
                           Statements of Cash Flows
                                                     For the Years Ended
                                                           June 30,
                                                     2003           2002
                                                 ------------   ------------
                                                                 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $  (3,091,972) $  (3,746,411)
Adjustments to reconcile net loss to net
 cash used by operating activities:
 Depreciation and amortization                        298,625        222,742
 Bad debt expense                                          51         36,834
 (Gain) loss on disposition of assets                       -        (14,907)
 Loss on impairment of assets                          67,982              -
 Equity instruments issued for services               759,351      1,874,500
 Stock subscription receivable paid through services    9,880         17,863
 Re-valuation of deferred consulting                   40,312         12,567
Changes in assets and liabilities:
 (Increase) in accounts receivable                    (25,537)      (126,154)
 (Increase) in inventory                              (97,444)        (6,216)
 (Increase) in prepaid expenses                       (24,825)       (36,068)
 (Increase) in other assets                           (36,000)             -
 Increase (decrease) in accounts payable
  and accrued expenses                                (11,192)        45,389
                                                 ------------   ------------
   Net Cash Used by Operating Activities           (2,110,769)    (1,719,861)
                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks                  (20,560)       (42,205)
Proceeds from sale of fixed assets                          -        298,680
Cash paid for fixed assets                           (984,267)      (277,890)
                                                 ------------   ------------
   Net Cash Used by Investing Activities        $  (1,004,827) $     (21,415)
                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscription deposit        $      25,000  $       9,000
Receipt of subscriptions receivable                   448,459        409,668
Cash paid for stock offering costs                   (120,954)             -
Common stock issued for cash                        4,479,350      1,566,901
                                                 ------------   ------------
Net Cash Provided by Financing Activities           4,831,855      1,985,569
                                                 ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS           1,716,259        244,293

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        774,345        530,052
                                                 ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $   2,490,604  $     774,345
                                                 ============   ============

The accompanying notes are an integral part of these financial statements.

                              AMERITYRE CORPORATION
                       Statement of Cash Flows (Continued)

                                                     For the Years Ended
                                                           June 30,
                                                     2003           2002
                                                 ------------   ------------
                                                                 (Restated)
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest                                        $           -  $           -
Income taxes                                    $           -  $           -

NON-CASH FINANCING ACTIVITIES
Equity investments issued for services
 rendered                                       $     759,351  $   1,874,500
Common stock issued in lieu of debt and
 interest                                       $           -  $      80,015
Common stock issued for subscriptions
 receivable                                     $      99,500  $           -
Interest on related party subscription
 receivable                                     $      15,547  $      61,300



The accompanying notes are an integral part of these financial statements.

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2003 and 2002

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization
Amerityre Corporation, (the "Company") was incorporated under the laws of the State of Nevada on January 30, 1995, under the name American Tire Corporation. The Company was organized to take advantage of existing proprietary and non-proprietary technology available for the manufacturing of specialty tires.
The Company engages in the manufacturing, marketing, distribution and sales of "flatfree" specialty tires and tire-wheel assemblies and currently is manufacturing these tires at its manufacturing facility located in Boulder City, Nevada. During the year ended June 30, 2001, the name of the Company was changed to Amerityre Corporation.

b.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.

c.  Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                                         For the Years Ended
                                                June 30,
                                       ---------------------------
                                           2003          2002
                                       ------------   ------------
                                                       (Restated)

Loss (numerator)                      $  (3,091,972) $  (3,746,411)
Shares (denominator)                     14,796,744     13,662,411
Per share amount                      $       (0.21) $       (0.27)

The Company's outstanding stock options have been excluded from the basic net loss per share calculation as they are anti-dilutive. The Company has excluded 2,446,000 common stock equivalents.

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

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2003 and 2002

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

Net deferred tax assets consist of the following components as of June 30, 2003 and 2002:
                                              2003           2002
                                          ------------   ------------
Deferred tax assets:
  NOL Carryover                          $   5,585,000  $   5,857,100

Deferred tax liabilities:
  Valuation allowance                       (5,585,000)    (5,857,100)
                                          ------------   ------------
Net deferred tax asset                   $           -  $           -
                                          ============   ============

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended June 30, 2003 and 2002 due to the follow:
                                              2003           2002
                                          ------------   ------------
Book income                              $  (1,205,900) $    (985,300)
Meals & Entertainment                              904            990
Stock for Services/Options Expense             363,730        109,600
Valuation Allowance                            841,266        874,710
                                          ------------   ------------
                                         $           -  $           -
                                          ============   ============

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2003 and 2002

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)
e.  Income Taxes (Continued)

At June 30, 2003, the Company had net operating loss carryforwards of approximately $14,000,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the June 30, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Upon review of the prior year tax footnote, certain adjustments were made to the reported Net Operating Loss. The beginning Net Operating Loss of $15,017,971 has been reduced by $3,099,671 to account for non-cash equity transactions improperly included in prior years' Net Operating Loss footnote disclosures.

f.  Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market. The inventory consists of chemicals, finished goods produced in the Company's plant and products purchased for resale.

          Raw Materials             $    84,585
          Work in Progress                    -
          Finished Goods                380,399
                                      -----------
          Total Inventory           $   464,984
                                      ===========

During the years ended June 30, 2003 and 2002, the Company recorded inventory impairment expense of $39,596 and $0, respectively.

g.  Property and Equipment
Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives as follows:

          Leasehold improvements            5 years
          Equipment                         5 to 7 years
          Furniture and fixtures            7 years
          Automobiles                       5 years
         Software                    3 years

Depreciation expense for the years ended June 30, 2003 and 2002 was $297,037 and $220,678, respectively.

h. Revenue Recognition
Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured.

Product is shipped FOB origination.

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2003 and 2002

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

i.  Patents and Trademarks

Patent costs have been capitalized at June 30, 2003 totaling $108,404. The patents which have been granted are being amortized over a period of 17 years. Patents which are pending or are being developed are not being amortized. Amortization will begin once the patents have been issued. Amortization expense for the years ended June 30, 2003 and June 30, 2002 was $1,588 and $2,064, respectively.

The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of SFAS 142, "Goodwill and Other Intangible Assets." Several factors are used to evaluate intangibles, including, but not limited to, management's plans for future operations, recent operating results and projected, undiscounted cash flows.

j.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended June 30, 2003 and 2002 was $36,320, and $122,314, respectively.

k.  Newly Adopted Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This Statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoptions of this principle had no material effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The effect of the adoption of this new accounting pronouncement on the Company's financial statements has not been significant.

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2003 and 2002

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

k.  Newly Adopted Accounting Pronouncements (Continued)

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The Company currently expects that the effect of adoption of SFAS 149 to the Company's financial statements will not be significant.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective after May 31, 2003, and is otherwise effective into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This statement requires an issuer to classify financial instruments that have issued in the form of shares that is mandatorily redeemable; that embodies an obligation to repurchase the issuers equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets; and, that embodies an unconditional obligation, or a financial investment other than the issuer must or may settle by issuing a variable number of its equity shares as liabilities (or assets in some circumstances). The Company currently expects that the effect of SFAS 150 to the Company's financial statements will not be significant.

l.  Equity Securities

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

The Company does not have any customers who account for greater than 10% of the accounts receivable balance at June 30, 2003. However, the Company has one customer who accounted for 17% of total sales for the year ended June 30, 2003.

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2003 and 2002

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

n.  Stock Options

As permitted by FASB Statement 148 "Accounting for Stock Based Compensation - Transition and Disclosure" (SFAS No. 148), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less that the market price of the underlying common stock on the date of grant.

o.  Valuation of Options and Warrants

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

p.  Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

NOTE 2 -STOCK SUBSCRIPTIONS RECEIVABLE

During the year ended June 30, 2002, the Company issued 20,000 shares of common stock for a subscription receivable of $40,000. Later in the year, this note was cancelled due to non-receipt of cash and the shares were returned to the Company and cancelled. During the year, $409,668 of the outstanding receivable and accrued interest was collected in cash, $502,000 was reversed due to return and cancellation of 300,000 shares previously issued to the Company's former CEO and $51,640 was received through services and debt relief. Additionally, the Company recorded $67,722 in accrued interest, bringing the total balance to $562,721 at June 30, 2002.

During the year ended June 30, 2003, $448,068 of the outstanding receivable and accrued interest was collected in cash, $87,750 was collected through the return of 45,000 net shares of common stock and $31,957 was received through services and debt relief. Additionally, the Company recorded $21,686 in accrued interest, bringing the total balance to $16,632 at June 30, 2003.

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2003 and 2002

NOTE 3 -RELATED PARTY TRANSACTIONS

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

At October 2002, the Company failed to produce and sell enough units utilizing the technology to meet the minimum production/royalty requirements outlined in the amended Agreement for the third year. Therefore, the parties agreed to again amend the Agreement to delete all provisions to maintain minimum sales or royalties and to exclude any units that have a final production weight of two (2) lbs. or less.

For the year ended June 30, 2003, the Company paid a total of $13,182 in royalties relating to this agreement.

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2003 and 2002

NOTE 3 -RELATED PARTY TRANSACTIONS (Continued)

During the year ended June 30, 2002, the Company contracted for the design and building of equipment with a company having common board members with Amerityre. During the year, the Company made several "good faith" deposits on this equipment totaling $82,332. In June of 2002, the related party performed services for the Company valued at $15,201, leaving an outstanding balance of $67,131. At this time it became clear to both parties that the related party was not financially viable enough to be able to complete the contracted performance. Therefore, the Company accepted certain fixed assets from the related party in lieu of the agreed-upon services. The assets received from the related party were valued at $32,084, with the remaining amount of $35,047 being written-off to bad debt expense. As of June 30, 2003, the Company has no outstanding obligation relating to this agreement.

During June 2002, the Company entered into an agreement with Taylor and Associates, Inc. (Taylor and Associates), whereby, in consideration for the Company's employ of Elliott Taylor as its Executive Vice-President and to compensate Taylor and Associates for the potential financial detriment that might occur to it as the result of his employment by the Company, the Company agreed to pay Taylor and Associates $2,750 per month for a period of 24 months, commencing on June 30, 2002 and continuing through May 31, 2004. Elliott Taylor was the principle attorney for Taylor and Associates prior to his employment by the Company.

During September 2002, the Company agreed to accept the return of 45,000 shares of common stock in lieu of cash payment on a stock subscription receivable and accrued interest totaling $87,750 from a related party. The Company recorded the return of the shares at the market price at the date of settlement, or $1.95 per share, and cancelled the shares.

During fiscal years 2002 and 2003, the Company had outstanding stock subscription receivables from related parties which were accruing interest at 8% per annum. The Company recorded $15,547 and $61,300 in accrued interest as additional paid-in capital for the years ended June 30, 2003 and 2002, respectively.

During September 2002, the Company issued 200,000 shares of common stock to its Chief Executive Officer as compensation for the fiscal year ending June 30, 2003. The shares were valued at the market price on the date of issue, or $2.12 per share.

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2003 and 2002

NOTE 4 -COMMITMENTS AND CONTINGENCIES

The Company maintained an executive office suite in Boulder City, Nevada. The lease was allowed to expire in March 2003.

On February 18, 2000, the Company entered into a five-year lease agreement related to a manufacturing facility in Las Vegas, Nevada beginning on March 1, 2000. The monthly rental payment is $6,893 for the first twelve months with annual increases based on the Consumer Price Index. This facility is now sitting idle and the Company is actively seeking a sublessor.

During October 2002, the Company entered into a five-year lease for a 49,200 square foot executive/manufacturing facility in Boulder City, NV. The Agreement calls for a security deposit of $18,000 and monthly rent payments of $16,000 for the first twelve months with annual increases.

Future minimum lease payments under these two non-cancelable operating leases are as follows:

                                        2004          $     309,563
                                        2005                279,614
                                        2006                208,500
                                        2007                214,500
                                        2008                 54,000
                                                      -------------
                                                      $   1,066,177
                                                      =============

NOTE 5 -STOCK TRANSACTIONS

During the year ended June 30, 2002, the Company issued 808,450 shares of its common stock for $1,566,901 in cash; 12,500 shares of its common stock for $25,000 in stock subscription deposits; 30,146 shares in lieu of debt and royalty obligations; 207,500 shares for prepaid services; 100,000 shares for consulting services rendered; and 37,500 shares for the exercise of stock options. The Company cancelled 20,000 shares of its common stock during the year for non-payment of subscriptions receivable and 300,000 shares due to a court order.

During the year ended June 30, 2003, the Company issued 2,762,175 shares of its common stock for $4,459,350 in cash; 12,500 shares of its common stock for $25,000 in stock subscription deposits; 200,000 shares for compensation of its CEO valued at $424,000; 30,462 shares for the exercise of options for cash at $40,000 and services valued at $23,572; 182,500 shares to consultants for services and prepaid services valued at $360,675; 50,000 shares for a finders fee in conjunction with the sale of common stock for cash, valued at $99,500; and 4,500 shares for a $9,000 stock subscription deposit. The Company cancelled 45,000 shares as a result of a net share settlement of a stock subscription receivable.

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2003 and 2002

NOTE 6 -STOCK SUBSCRIPTION DEPOSIT

During the year ended June 30, 2002 the Company issued 12,500 shares of its common stock for $25,000 in stock subscription deposits which were received during the year ended June 30, 2001.

During the year ended June 30, 2002, the Company received a total of $9,000 for the purchase of 4,500 shares of common stock, which shares were subsequently issued during the year ended June 30, 2003.

NOTE 7 -STOCK OPTIONS

During August 2002, the Company's board of directors approved the "Amerityre 2002 Stock option and Award Plan," (Plan) to be effective April 1, 2002. During November 2002, the Plan was ratified by the Company's shareholders at the annual meeting. Under the terms of this Plan, the Company registered 2,000,000 shares of its $0.001 par value common stock at a proposed offering price per share of $2.80. The proposed maximum aggregate offering price totaled $5,600,000. As of June 30, 2003, 1,436,000 options had been issued under this Plan, with exercise prices of either $4.00 or $2.00 per share and exercise terms ranging from two to five years.

During July, September and October 2002, the Company issued 5,000, 2,604 and 2,857 options to purchase common stock to a consultant for services, respectively. The options had an exercise price of between $2.10 and $2.40 per share and one to two month terms. The options were exercised through cashless applications of billings. The Company recognized a total of $2,906 in expense associated with the issuance of these options.

A summary of the status of the Company's outstanding stock options as of June 30, 2002 and 2001 and changes during the years then ended is presented below:

                                     2003                      2002
                            -----------------------   -----------------------
                                          Weighted                  Weighted
                                           Average                   Average
                                          Exercise                  Exercise
                             Shares         Price       Shares        Price
                            ----------   ----------   ----------   ----------
Outstanding, beginning of                             (Restated)   (Restated)
 year                        2,616,000  $      3.42    3,417,500  $      5.17
Granted                        260,461         2.01    1,236,000         3.92
Expired/Cancelled             (380,000)        2.92   (2,000,000)        6.75
Exercised                      (30,461)        2.09      (37,500)        2.00
                            ----------   ----------   ----------   ----------
Outstanding end of year      2,466,000  $      3.37    2,616,000  $      3.42
                            ==========   ==========   ==========   ==========
Exercisable                  2,466,000  $      3.37    2,616,000  $      3.42
                            ==========   ==========   ==========   ==========

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2003 and 2002

NOTE 7 - STOCK OPTIONS (Continued)

                             Outstanding                   Exercisable
               -----------------------------------   -----------------------
                            Weighted
                 Number      Average      Weighted      Number      Weighted
               Outstanding  Remaining      Average    Exercisable    Average
   Range of    at June 30, Contractual    Exercise    at June 30,   Exercise
Exercise Prices    2003        Life         Price         2003        Price
  ----------   ----------   ----------   ----------   ----------   ----------
 $      2.00      280,000         2.06  $      2.00      280,000  $      2.00
        3.00    1,000,000         1.59         3.00    1 000,000         3.00
        4.00    1,186,000         2.13         4.00    1,186,000         4.00
               ----------   ----------   ----------   ----------   ----------
 $ 2.00-4.00    2,466,000         1.90  $      3.37    2,466,000  $      3.37
               ==========   ==========   ==========   ==========   ==========

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:
                                             For the Year Ended
                                                June 30, 2003
                                             ------------------
Risk free interest rate                           1.65% - 1.72%
Expected life                                 0.08   3.95 years
Expected volatility                             62.49% - 98.82%
Dividend yield                                            0.00%

Of the 260,461 options issued, 250,000 were issued to employees and were accounted for under APB 25, "Accounting for Stock Issued to Employees." All of these shares were issued either at or above the market price of the Company's common stock on the date of issue and no compensation expense was recognized. Had compensation cost for the issuance of the options been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, "Accounting for Stock Based Compensation," the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                 For the Years Ended
                                                       June 30,
                                                    2003          2002
                                                -----------   -----------
                                                               (Restated)

Net (loss) as reported                         $ (3,091,972) $ (3,746,411)
Pro forma                                        (3,293,264)   (6,591,691)
Basic (loss) per share as reported             $      (0.21) $      (0.27)
Pro forma                                             (0.22)        (0.48)

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2003 and 2002

NOTE 8 -GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses, which have resulted in an accumulated deficit of $21,669,572 at June 30, 2003, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. The Company's management has taken certain steps to maintain its operating and financial requirements in an effort to enable the Company to continue as a going concern until such time that revenues are sufficient to cover expenses, including:

   (1) evaluating (A) our cost of goods and equipment utilization and requirements of our manufacturing operations, and (B) our sales and marketing plan on a product sector basis;

   (2) incorporating revisions to our methods, processes and costs in order to achieve necessary manufacturing efficiencies (i.e., line automation, reduced material costs, reduced product weights, etc.);

   (3) incorporating revisions to our sales and marketing plan to emphasize a sector by sector market driven approach to acheive distribution and sell thru support to maintain distribution. Therefore, shifting from regional sales representatives calling on individual customer accounts to salesmen working directly with original equipment manufacturers and distributors;

   (4) implementing an in-house telemarketing program to maintain contact with existing dealer accounts;

   (5) seeking reduced material costs from suppliers;

   (6) obtaining additional funding through the private placement of the Company's common stock; and,

   (7) issuing common stock in lieu of cash for legal and other professional services.

Management anticipates that during the upcoming fiscal year the Company will need approximately $2,500,000 to implement its plan and meet its working capital requirements.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described above, and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2003 and 2002

NOTE 10 -CORRECTION OF ERRORS

The Company has restated its financial statements for the year ended June 30, 2002. This action was taken as the result of the failure to recognize the vesting of 500,000 stock options and instead treating them as cancelled as discussed below:

On August 1, 2000, the Company entered into a Marketing Agreement (Agreement) and in connection therewith granted options to purchase up to 3,000,000 shares of the Company's common stock, with 500,000 options vesting upon execution; 500,000 vesting on July 31, 2001; 1,000,000 vesting on July 31, 2002; and
1,000,000 vesting on July 31, 2003 as long as the Agreement had not been terminated. The Company terminated the Agreement effective July 31, 2001 and cancelled 2,500,000 options. It was subsequently discovered that the option Agreement provided any options that would have otherwise vested had the Agreement not been terminated, should vest pro-rata up to the date of termination. Therefore, 500,000 options that had been recorded as cancelled, had in fact vested. The discovery prompted management to restate its 2002 financial statements to recognize an additional $1,220,000 expense associated with the vesting of these options.

                                               June 30, 2002
                                -------------------------------------------
                                 As Reported     As Adjusted   Difference
                                -------------------------------------------

Additional paid-in capital      $ 20,090,261   $ 21,310,261   $  1,220,000

Accumulated deficit                2,526,411      3,746,411      1,220,000

Consulting expense                   285,435      1,505,435      1,220,000

Net loss                          (2,526,411)    (3,746,411)    (1,220,000)

Net loss per share                     (0.19)         (0.27)         (0.08)

NOTE 10 - SUBSEQUENT EVENT

During July 2003, the Company entered into an agreement to purchase a piece of manufacturing equipment. The agreement calls for the payment of $188,640, with 10% due upon order; 20% due in six weeks; 30% due upon shipment; 30% due upon delivery; and, 10% due upon installation.