Form 10KSB/A
period 2003-06-30
AMERITYRE CORP
filed 2003-09-30
CIK 945828

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


Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title
 of      Name and Address              Amount and Nature of     Percentage
Class    Beneficial Owner              Beneficial Ownership(1)   of Class
-----    ----------------              --------------------     ----------
Common   Richard A. Steinke            (2)      1,320,000             7.59
         1501 Industrial Road
         Boulder City, NV  89005

Common   Alan F. Rypinksi              (3)      1,010,000             5.49
         3101 North Pacific Coast Hwy.
         Suite 100 A
         Newport Beach, CA  92663

Security Ownership of Management of the Company
-----------------------------------------------
Title
 of      Name and Position of          Amount and Nature of     Percentage
Class    Officer and/or Director       Beneficial Ownership(1)   of Class
-----    -----------------------       --------------------     ----------
Common   Richard A. Steinke, CEO/Pres.   (2)      1,320,000       7.59
Common   Elliott N. Taylor, Exec. VP     (5)        330,860       1.87
Common   James Moore, Vice President     (6)         80,000       0.46
Common   David P. Martin, Vice President (7)        158,629       0.91
Common   David K. Griffiths, Sec./Treas. (8)        118,600       0.68
Common   Louis M. Haynie, Director       (9)        600,000       3.41
Common   Henry D. Moyle, Jr. Director    (4)        789,000       4.49
Common   Wesley G. Sprunk, Director                  91,700       0.53
Common   Norman H. Tregenza             (10)        288,700       1.66

         Total Beneficial Ownership of
         All Officers and Directors as
         a Group (9 persons)                      3,777,489      20.81


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

                                        AMERITYRE CORPORATION

Date: September 30, 2003                By /S/Richard A. Steinke, Chairman of
                                        the Board, President and CEO
                                        [Principal Executive Officer]


Date: September 30, 2003                By /S/David K. Griffiths, Secretary
                                        Treasurer [Principal Accounting
                                        Officer]