Form 10KSB/A
period 2003-06-30
AMERITYRE CORP
filed 2003-10-07
CIK 945828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB/A No. 2
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title
 of      Name and Address              Amount and Nature of     Percentage
Class    Beneficial Owner              Beneficial Ownership(1)   of Class
-----    ----------------              --------------------     ----------
Common   Richard A. Steinke            (2)      1,320,000             7.59
         1501 Industrial Road
         Boulder City, NV  89005

Common   Alan F. Rypinksi              (3)      1,010,000             5.49
         3101 North Pacific Coast Hwy.
         Suite 100 A
         Newport Beach, CA  92663

Security Ownership of Management of the Company
-----------------------------------------------
Title
 of      Name and Position of          Amount and Nature of     Percentage
Class    Officer and/or Director       Beneficial Ownership(1)   of Class
-----    -----------------------       --------------------     ----------
Common   Richard A. Steinke, CEO/Pres.   (2)      1,320,000       7.59
Common   Elliott N. Taylor, Exec. VP     (5)        330,860       1.87
Common   James Moore, Vice President     (6)         80,000       0.46
Common   David P. Martin, Vice President (7)        158,629       0.91
Common   David K. Griffiths, Sec./Treas. (8)        118,600       0.68
Common   Louis M. Haynie, Director       (9)        600,000       3.41
Common   Henry D. Moyle, Jr. Director    (4)        789,000       4.49
Common   Wesley G. Sprunk, Director                  91,700       0.53
Common   Norman H. Tregenza             (10)        302,700       1.74

         Total Beneficial Ownership of
         All Officers and Directors as
         a Group (9 persons)                      3,791,489      20.77


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

(10) Includes 13,000 shares held in an IRA, of which Mr. Tregenza is a beneficiary; 40,000 shares held of record by Norman H. Tregenza IV Trust, dated 9/26/86, Richard R. Keller trustee; 56,650 shares per power of attorney for Norman A. Tregenza; 20,000 shares held in an IRA, of which Alyce B. Tregenza, the spouse of Mr. Tregenza is the beneficiary; 5,000 shares per power of attorney for Alyce B. Tregenza; and 45,650 shares per power of attorney for Suzanne C. Tregenza.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                        AMERITYRE CORPORATION

Date: October 6, 2003                   By /S/Richard A. Steinke, Chairman of
                                        the Board, President and CEO
                                        [Principal Executive Officer]


Date: October 6, 2003                   By /S/David K. Griffiths, Secretary
                                        Treasurer [Principal Accounting
                                        Officer]