Form 10QSB
period 2003-09-30
AMERITYRE CORP
filed 2003-11-19
CIK 945828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 17,634,868 shares of common stock, par value $0.001, as of November 17, 2003.

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

Our unaudited balance sheet at September 30, 2003 and our audited balance sheet at June 30, 2003; and the related unaudited statements of operations and cash flows for the three month periods ended September 30, 2003 and 2002, are attached hereto.

                             AMERITYRE CORPORATION
                                BALANCE SHEETS
                                     ASSETS
                                                 SEPTEMBER 30,    JUNE 30,
                                                     2003           2003
                                                 ------------  -------------
                                                  (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                       $  1,663,700   $  2,490,604
 Accounts receivable - net                            197,047        128,481
 Inventory                                            488,747        464,984
 Prepaid expenses                                      84,507         52,667
                                                 ------------   ------------
   Total Current Assets                             2,434,001      3,136,736
                                                 ------------   ------------
PROPERTY AND EQUIPMENT
 Leasehold improvements                               132,250        127,976
 Equipment                                          2,267,639      2,256,667
 Furniture and fixtures                                57,922         56,488
 Vehicles                                              31,541         31,541
 Software                                             173,013        103,991
 Less - accumulated depreciation                   (1,332,133)    (1,273,876)
                                                 ------------   ------------
   Total Property and Equipment                     1,330,232      1,302,787
                                                 ------------   ------------
OTHER ASSETS
 Construction in progress                             168,590              -
 Patents and trademarks - net                         103,505        101,052
 Deposits                                              44,232         43,180
                                                 ------------   ------------
   Total Other Assets                                 316,327        144,232
                                                 ------------   ------------
TOTAL ASSETS                                     $  4,080,560   $  4,583,755
                                                 ============   ============










The accompanying notes are an integral part of these financial statements.

                            AMERITYRE CORPORATION
                          BALANCE SHEETS (Continued)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 SEPTEMBER 30,    JUNE 30,
                                                     2003           2003
                                                 ------------  -------------
                                                  (Unaudited)
CURRENT LIABILITIES
 Accounts payable                                $    146,661   $     93,880
 Accrued expenses                                     125,415          1,504
                                                 ------------   ------------
   Total Current Liabilities                          272,076         95,384
                                                 ------------   ------------
   Total Liabilities                                  272,076         95,384
                                                 ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock: 5,000,000 shares authorized
  of $0.001 par value, -0- shares issued and
  outstanding                                               -              -
 Common stock: 25,000,000 shares authorized of
  $0.001 par value, 17,384,868 and 17,384,868
  shares issued and outstanding, respectively          17,385         17,385
 Additional paid-in capital                        26,451,911     26,493,911
 Stock subscriptions receivable                             -        (16,632)
 Expenses prepaid with common stock                  (128,550)      (218,100)
 Deferred consulting                                  (83,096)      (118,621)
 Retained Deficit                                 (22,449,166)   (21,669,572)
                                                 ------------   ------------
   Total Stockholders' Equity                       3,808,484      4,488,371
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  4,080,560   $  4,583,755
                                                 ============   ============






The accompanying notes are an integral part of these financial statements.

                             AMERITYRE CORPORATION
                           Statements of Operations
                                  (Unaudited)


                                                For the Three Months Ended
                                                       September 30,
                                                ---------------------------
                                                    2003           2002
                                                ------------   ------------
NET SALES                                       $    348,945  $     200,229

COST OF SALES                                        369,822        213,436
                                                ------------   ------------
GROSS DEFICIT                                        (20,877)       (13,207)
                                                ------------   ------------
EXPENSES
 Consulting                                           89,550         23,631
 Payroll and payroll taxes                           306,847        227,035
 Depreciation and amortization                        58,653         58,927
 Selling, general and administrative                 310,555        312,294
                                                ------------   ------------
   Total Expenses                                    765,605        621,887
                                                ------------   ------------
LOSS FROM OPERATIONS                                (786,482)      (635,094)
                                                ------------   ------------
OTHER INCOME
 Interest income                                       5,678          6,756
 Other income                                          1,210            445
                                                ------------   ------------
   Total Other Income                                  6,888          7,201
                                                ------------   ------------
NET LOSS                                        $   (779,594)  $   (627,893)
                                                ============   ============
BASIC LOSS PER SHARE                            $      (0.04)  $      (0.04)
                                                ============   ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                               17,384,868     14,204,742
                                                ============   ============


The accompanying notes are an integral part of these financial statements.

                                AMERITYRE CORPORATION
                              Statements of Cash Flows
                                   (Unaudited)

                                                For the Three Months Ended
                                                       September 30,
                                                ---------------------------
                                                    2003           2002
                                                -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                        $    (779,594) $    (627,893)
Adjustments to reconcile net loss to net
 cash (used) by operating activities:
  Depreciation and amortization                        58,653         58,927
  Stock options issued for services                         -          2,441
  Services provided in lieu of cash payment
   on subscriptions receivable                              -         14,249
  Interest on subscriptions receivable                      -         (1,520)
  Amortization of expenses prepaid
   with common stock                                   89,550              -
  Re-valuation of deferred consulting                  (6,475)             -
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable          (68,688)        36,713
  (Increase) decrease in inventory                    (24,223)        14,805
  (Increase) decrease in prepaid expenses             (31,397)        59,944
  (Increase) in other assets                             (912)             -
  Increase in accounts payable and
   accrued expenses                                   176,692         71,091
                                                -------------  -------------
    Net Cash (Used) by Operating Activities          (586,394)      (371,243)
                                                -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for patents and trademarks                   (2,850)             -
Purchase of equipment                                (254,292)      (144,388)
                                                -------------  -------------
   Net Cash Provided (Used) by
    Investing Activities                        $    (257,142) $    (144,388)
                                                -------------  -------------



  The accompanying notes are an integral part of these financial statements.

                                AMERITYRE CORPORATION
                         Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                For the Three Months Ended
                                                       September 30,
                                                ---------------------------
                                                    2003           2002
                                                ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Receipt of subscriptions receivable             $     16,632   $      9,549
Common stock issued for cash                               -        180,000
                                                ------------   ------------
Net Cash Provided by Financing Activities             16,632        189,549
                                                ------------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS           (826,904)      (326,082)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                         2,490,604        774,345
                                                ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  1,663,700   $    448,263
                                                ============   ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest                                        $          -   $          -
Income taxes                                    $          -   $          -

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered       $          -   $     25,000
Common stock issued for prepaid expenses        $          -   $     20,000
Common stock issued for subscriptions
 receivable                                     $          -   $     40,000







  The accompanying notes are an integral part of these financial statements.

                               AMERITYRE CORPORATION
                     Notes to the Unaudited Financial Statements
                       September 30, 2003 and June 30, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although we believe the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2004.

NOTE 2 - GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total accumulated deficit of approximately $22,449,000 at September 30, 2003 which raises substantial doubt about our ability to continue as a going concern.
The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

We have implemented certain steps to maintain our operating and financial requirements in an effort to enable us to operate as a going concern until such time as revenues from the sale of our Products are adequate to cover our expenses, including:

     (1) evaluating (A) our cost of goods and equipment utilization and requirements of our manufacturing operations, and (B) our sales and marketing plan on a product sector basis;

     (2) incorporating revisions to our methods, processes and costs in order to achieve necessary manufacturing efficiencies (i.e., line automation, reduced material costs, reduced product weights, etc.).

     (3) incorporating revisions to our sales and marketing plan to emphasis a sector by sector market driven approach to achieve distribution and sell thru support to maintain distribution. Therefore, we have shifted from our in-house salesmen calling on independent retailer customers to using outside sales representatives calling those customers, thereby allowing our in-house salesmen to work directly with OEMs and distributors.

     (4) implementing an in-house telemarketing program to maintain contact with existing customer accounts.

     (5) seeking reduced material and component costs from suppliers;

                               AMERITYRE CORPORATION
                     Notes to the Unaudited Financial Statements
                       September 30, 2003 and June 30, 2003

NOTE 2 - GOING CONCERN (Continued)

     (6) if necessary, obtaining additional funding through the private placement of our common stock; and

     (7) issuing common stock in lieu of cash for legal and other professional services.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

During the reporting period we issued a purchase order to have a chemical blending system built by an unrelated party for $188,640. The purchase order calls for us to make five installment payments during the construction of the equipment. The first payment was made in July 2003 and two additional payments were made in September 2003. The installment payments made during the period were classified as construction-in-progress at September 30, 2003 and will be reclassified to equipment and depreciated upon completion, installation and commencement of usage of the equipment.

NOTE 4 - STOCK OPTIONS

There were no common stock options issued during the period ended September 30, 2003. A summary of the status of the Company's outstanding stock options as of September 30, 2003 and 2002 and changes during the periods then ended is presented below:

                                     2003                      2002
                            -----------------------   -----------------------
                                          Weighted                  Weighted
                                           Average                   Average
                                          Exercise                  Exercise
                             Shares         Price       Shares        Price
                            ----------   ----------   ----------   ----------
Outstanding, beginning of
 period                      2,466,000  $      3.37    2,616,000  $      3.42
Granted                              -            -        7,604         2.32
Expired/Cancelled                    -            -            -            -
Exercised                            -            -       (5,000)        2.40
                            ----------   ----------   ----------   ----------
Outstanding end of period    2,466,000  $      3.37    2,618,604  $      3.42
                            ==========   ==========   ==========   ==========
Exercisable                  2,466,000  $      3.37    2,618,604  $      3.42
                            ==========   ==========   ==========   ==========

                             Outstanding                   Exercisable
               -----------------------------------   -----------------------
                            Weighted
                 Number      Average      Weighted      Number      Weighted
               Outstanding  Remaining      Average    Exercisable    Average
   Range of    at Sept 30, Contractual    Exercise    at Sept 30,   Exercise
Exercise Prices    2003        Life         Price         2003        Price
  ----------   ----------   ----------   ----------   ----------   ----------
 $      2.00      280,000         2.06  $      2.00      280,000  $      2.00
        3.00    1,000,000         1.59         3.00    1,000,000         3.00
        4.00    1,186,000         2.13         4.00    1,186,000         4.00
               ----------   ----------   ----------   ----------   ----------
 $ 2.00-4.00    2,466,000         1.90  $      3.37    2,466,000  $      3.37
               ==========   ==========   ==========   ==========   ==========

                                AMERITYRE CORPORATION
                     Notes to the Unaudited Financial Statements
                       September 30, 2003 and June 30, 2003

NOTE 5 - SUBSEQUENT EVENTS

In October 2003, pursuant to a resolution of our Board of Directors, we issued 125,000 shares of restricted common stock valued at $472,500, or $3.78 per share, in lieu of cash compensation to Richard A. Steinke, our CEO. This issuance was made as a payment of employment compensation for the period from July 1, 2003 through June 30, 2004.

In October 2003, we issued 10,000 shares of our common stock for cash of $20,000, or $2.00 per share, in connection with the exercise of outstanding stock options.

In October 2003, pursuant to a resolution of our Board of Directors, we granted an employee (1) a stock award of 10,000 shares of common stock valued at $37,800, or $3.78 per share, and (2)a stock option to purchase 30,000 shares of common stock at an exercise price of $3.80 per share. The stock options vest as follows: 7,500 options on October 1, 2003; 7,500 options on December 31, 2003; 7,500 options on March 31, 2004; and 7,500 options on June 30, 2004, provided the employee is still employed by us on the vesting dates.

In October 2003, pursuant to a resolution of our Board of Directors, we granted an employee a stock award of 5,000 shares common stock valued at $18,900, or $3.78 per share.

In October 2003, pursuant to a resolution of our Board of Directors, we issued 100,000 shares of our common stock valued at $378,000, or $3.78 per share, to a third-party consultant for professional services associated with our endeavor to develop polyurethane elastomer tires. The term of the consulting agreement is 12 months.

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

In addition to manufacturing the Flatfree [TM] Products referred to above, since August 2001, we have also been engaged in the development of polyurethane elastomer tires for highway and agricultural use based on our proprietary technology and various methods and processes relating to the manufacturing of those tires from liquid elastomers. During the reporting period we received notice from the U.S. Patent and Trademark Office that our patent application for certain aspects of our "run flat" tire technology had been allowed. (See Part II, Item 5 - Other Information). We believe that this technology is the cornerstone to fully developing a "run flat' tire system.

Three Month Period Ended September 30, 2003 compared Three Month Period Ended September 30, 2002
-----------------------------------------------------------------------------
Net Sales and Costs of Sales: Our net sales for the three month period ended September 30, 2003 were $348,945 compared to $200,229 for the same period in 2002, an increase of $148,716. Our cost of sales for the three month period ended September 30, 2003 were $369,822, or approximately 106% of sales compared to $213,436, or approximately 107% of sales, for the three month period ended September 30, 2002. Our gross deficit for the current period is a result of (1)introducing new lawn and garden products into existing markets where we have yet to establish a customer base; (2) producing certain lawn and garden products in quantities below our targeted production efficiencies for those products; and (3) liquidating the balance of our bicycle inventory at prices below our booked cost.

We have not yet enjoyed the type of manufacturing efficiencies we believe we will ultimately achieve by (a) increasing the size of chemical formulation "batches", (b) dedicating production shifts to manufacturing single products (i.e., longer production runs), and (c) reducing labor costs by implementing line automation. To reach these objectives we have increased our sales efforts to generate additional product orders in sufficient quantities to take advantage of manufacturing efficiencies by targeting OEM customers in the lawn and garden section for new business.

We believe we currently have sufficient manufacturing equipment and employees to merit a substantial increase in production without incurring a proportionately equivalent increase in labor costs. In addition, we continually seek reductions in raw material and component costs from our suppliers.

Other than the reasons discussed in this report we know of no other predictable events or uncertainties that may be reasonably expected to have a material negative impact on the net sales revenues or income from continuing operations.

Corporate Expense. For the three month period ended September 30, 2003, total operating expenses were $765,605, consisting of consulting of $89,550, payroll and payroll taxes of $306,847, depreciation and amortization of $58,653, and selling, general and administrative expenses of $310,555, resulting in a loss from operations of $786,482. For the three month period ended September 30, 2002, total operating expenses were $621,887, consisting of consulting of $23,631, payroll and payroll taxes of $227,035, depreciation and amortization of $58,927 and selling, general and administrative expenses of $312,294, resulting in a loss from operations of $635,094. The overall increase in our operating expenses during the current period compared to last year can almost entirely be attributed to increases in payroll and payroll taxes and consulting expenses, offset by a reduction in selling, general and administrative expenses of $1,739. We expect our operating expenses to remain relatively constant for the remainder of the fiscal year at an estimated $250,000 per month.

Our selling, general and administrative expenses for the three month period ended September 30, 2003 do not include $35,525 in net deferred consulting expenses and $6,475 in professional fees - legal. The aggregate amount is recorded as a reduction in stockholders' equity because it is associated with the granting of options to non-employees for services not yet performed. The variable fair value of these options was calculated using the Black-Scholes option pricing model.

Interest Expense: There was no interest expense during the three month periods ended September 30, 2003 and September 30, 2002.

Other Income: For the three month period ended September 30, 2003, we had other income consisting of: interest income of $5,678 associated with temporary investment of cash not immediately needed in ordinary daily business; and $1,210 of miscellaneous income. For the three month period ended September 30, 2002, we had other income consisting of: interest income of $6,756 associated with stock subscriptions receivables and temporary investment of cash not immediately needed in ordinary daily business; and $445 of other income.

We experienced a net loss of $779,594 for the three month period ended September 30, 2003. Our basic loss per share for the period was $0.04, based on the weighted average number of shares outstanding of 17,384,868. We experienced a net loss of $627,893 for the three month period ended September 30, 2002. Our basic loss per share for the period was $0.04, based on the weighted average number of shares outstanding of 14,204,742.

Liquidity and Capital Resources
-------------------------------
During the three month period ended September 30, 2003, we financed our operations from existing cash, collecting accounts receivable and prepayment of professional services from the issuance of common stock.

At September 30, 2003, we had current assets of $2,434,001 and current liabilities of $272,076, for a working capital surplus of $2,161,925, a decrease of $879,427, from the working capital surplus of $3,041,352 we had at June 30, 2003. At September 30, 2003, we had cash and cash equivalents of $1,663,700 and net accounts receivable of $197,047, compared to cash and cash equivalents of $2,490,604 and net accounts receivable of $128,481 at June 30, 2003. Our decrease in cash and equivalents at September 30, 2003, is attributable to our use of cash to offset our monthly operational deficit, purchase equipment and software and make deposits on construction in progress. Our increase in net accounts receivable at September 30, 2003, is attributable to increased sales during the reporting period.

Net cash used by our operating activities for the three month period ended September 30, 2003 was $586,394, compared to $371,243 for the three month period ended September 30, 2002. Our operations for the three month period ended September 30, 2003 were funded primarily by cash and the collection of accounts receivables. Our operations for the three month period ended September 30, 2002 were funded primarily by cash, the collection of accounts receivables, and the issuance of shares of common stock for cash and/or services.

At September 30, 2003, we had net property and equipment of $1,330,232, after the deduction of accumulated depreciation of $1,332,133. At June 30, 2003, we had net property and equipment of $1,302,787, after deduction of accumulated depreciation of $1,273,876. The increase in net property and equipment during the three month period ended September 30, 2003 was a direct result of placing additional production equipment into service during the period. At September 30, 2003, our property and equipment consisted mainly of leasehold improvements, $132,250; equipment, $2,267,639; furniture and fixtures, $57,922; vehicles, $31,541; and computer software, $173,013.

Because we had an accumulated deficit of $21,669,572 at June 30, 2003, our audit report contains a going concern modification as to our ability to continue as a going concern. We have historically incurred significant losses which have resulted in a total accumulated deficit of approximately $22,449,000 at September 30, 2003.

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

     (3) incorporating revisions to our sales and marketing plan to emphasis a sector by sector market driven approach to achieve distribution and sell thru support to maintain distribution. Therefore, we have shifted from our in-house salesmen calling on independent retailer customers to using outside sales representatives calling those customers, thereby allowing our in-house salesmen to work directly with OEMs and distributors.

     (4) implementing an in-house telemarketing program to maintain contact with existing customer accounts.

     (5) seeking reduced material and component costs from suppliers;

     (6) if necessary, obtaining additional funding through the private placement of our common stock; and

     (7) issuing common stock in lieu of cash for legal and other professional services.

We anticipate that for the balance of our fiscal year ending June 30, 2004, we will need approximately $1,500,000 to implement our plan and to meet our operational shortfall and working capital requirements.

Impact of Inflation
-------------------
We do not anticipate that inflation will have a material impact on our current operations.

Principal Customers
-------------------
During the most three month period ended September 30, 2003 and September 30, 2002, no individual customer accounted for more than 10% of our total revenues.

Seasonality
-----------
Because the significant portion of our current customers reside in the United States, we anticipate that sales of certain of our lawn and garden Products to those customers located in Northern portions of the United States could be reduced as a result of fall and winter climate and weather conditions.

                       ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
-----------------------------------------------------
Our management, under the supervision and with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2003, which is the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that these disclosure controls and procedures are effective to provide that (i) material information relating to our business is made known to these officers by other employees, particularly material information related to the period for which this periodic report is being prepared; and (ii) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated and adopted by the Securities and Exchange Commission.

(b) Changes in internal controls.
---------------------------------
There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

                            ITEM 1.  LEGAL PROCEEDINGS

     None.

                       ITEM 2.  CHANGES IN SECURITIES

In October 2003, pursuant to a resolution of our Board of Directors, we issued 125,000 shares of restricted common stock valued at $472,500, or $3.78 per share, in lieu of cash compensation to Richard A. Steinke, our CEO. This issuance was made as a payment of employment compensation for the period from July 1, 2003 through June 30, 2004. In October 2003, pursuant to a resolution of our Board of Directors, we issued 100,000 shares of our restricted common stock valued at $378,000, or $3.78 per share, to an third-party consultant for professional services associated with our endeavor to develop polyurethane elastomer tires. The securities issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

                  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                          ITEM 5.  OTHER INFORMATION

A. Notice of Annual Meeting
---------------------------
Our annual meeting of the shareholders (the "Annual Meeting") will be held in the Santa Maria Room at the Sunset Station Hotel and Casino, 1301 West Sunset Road, Henderson, Nevada 89014, on Friday, November 21, 2003, at 10:00 am, Pacific Time, to:

  1. Elect five directors to serve until the expiration of their respective terms and until their respective successors are elected and qualified;

  2. Ratify the selection of HJ & Associates, LLC as our independent auditor for our fiscal year ending June 30, 2004;

  3. Transact such other business as may properly come before the Annual Meeting or any adjournment thereof.

     The foregoing matters are described in more detail in our Proxy Statement that was sent to shareholders on or about October 10, 2003.

B. Press Release
----------------
On October 2, 2003 we announced that we had received notice from the U.S. Patent and Trademark Office that our patent application for a "Run Flat Tire with an Elastomeric Inner Support" had been allowed with 11 claims.

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.
-------------
Exhibit 31.01 - CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 31.02 - CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 32.01 - CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 32.02 - CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

(b)  REPORTS ON FORM 8-K.
-------------------------
None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2003                 AMERITYRE CORPORATION


                                         /S/RICHARD A. STEINKE
                                         ----------------------------------
                                         President and Chief Executive Officer

                                         AMERITYRE CORPORATION
Dated: November 19, 2003                 /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Secretary/Treasurer and
                                         Principal Accounting Officer