Form 10QSB
period 2003-12-31
AMERITYRE CORP
filed 2004-02-17
CIK 945828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, was 18,210,768 shares of common stock, par value $0.001, as of February 13, 2004.

                          PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Our unaudited balance sheet as of December 31, 2003 and our audited balance sheet as of June 30, 2003; the related unaudited statements of operations for the three and six month periods ended December 31, 2003 and 2002, and the unaudited statement of cash flows for the six month periods ended December 31, 2003 and 2002, are attached hereto and incorporated herein by this reference.

                             AMERITYRE CORPORATION
                                BALANCE SHEETS
                                     ASSETS

                                                DECEMBER 31,      JUNE 30,
                                                    2003            2003
                                                ------------    ------------
                                                 (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                      $    947,232    $  2,490,604
 Accounts receivable - net                           171,187         128,481
 Inventory                                           540,327         464,984
 Prepaid expenses                                     64,717          52,667
                                                ------------    ------------
   Total Current Assets                            1,723,463       3,136,736
                                                ------------    ------------
PROPERTY AND EQUIPMENT
 Leasehold improvements                              154,756         127,976
 Equipment                                         2,329,232       2,256,667
 Furniture and fixtures                               62,063          56,488
 Vehicles                                             25,851          31,541
 Software                                            182,629         103,991
 Less - accumulated depreciation                  (1,407,445)     (1,273,876)
                                                ------------    ------------
   Total Property and Equipment                    1,347,086       1,302,787
                                                ------------    ------------
OTHER ASSETS
 Construction in progress                            187,212               -
 Patents and trademarks - net                        114,611         101,052
 Deposits                                             43,965          43,180
                                                ------------    ------------
   Total Other Assets                                345,788         144,232
                                                ------------    ------------
TOTAL ASSETS                                    $  3,416,337    $  4,583,755
                                                ============    ============










The accompanying notes are an integral part of these unaudited financial statements.

                            AMERITYRE CORPORATION
                          BALANCE SHEETS (Continued)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                DECEMBER 31,      JUNE 30,
                                                    2003            2003
                                                -------------   ------------
                                                 (Unaudited)
CURRENT LIABILITIES
 Accounts payable                               $      54,393   $     93,880
 Accrued expenses                                      12,188          1,504
                                                -------------   ------------
   Total Current Liabilities                           66,581         95,384
                                                -------------   ------------
   Total Liabilities                                   66,581         95,384
                                                -------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock: 5,000,000 shares authorized
  of $0.001 par value, -0- shares issued and
  outstanding                                               -              -
 Common stock: 25,000,000 shares authorized of
  $0.001 par value, 17,679,868 and 17,384,868
  shares issued and outstanding, respectively          17,680         17,385
 Additional paid-in capital                        27,728,800     26,493,911
 Stock subscriptions receivable                             -        (16,632)
 Expenses prepaid with common stock                  (779,553)      (218,100)
 Deferred consulting                                 (131,455)      (118,621)
 Retained Deficit                                 (23,485,716)   (21,669,572)
                                                 ------------   ------------
   Total Stockholders' Equity                       3,349,756      4,488,371
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  3,416,337  $   4,583,755
                                                 ============   ============






The accompanying notes are an integral part of these unaudited financial statements.

                           AMERITYRE CORPORATION
                          Statements of Operations
                                (Unaudited)

                                                For the Three Months Ended
                                                        December 31,
                                                ----------------------------
                                                     2003           2002
                                                ------------    ------------
NET SALES                                       $    234,658    $    239,772

COST OF SALES                                        159,712         247,907
                                                ------------    ------------
GROSS MARGIN (DEFICIT)                                74,946          (8,135)
                                                ------------    ------------
EXPENSES
 Consulting                                          146,250          82,093
 Payroll and payroll taxes                           397,961         244,930
 Depreciation and amortization                        77,304          60,607
 Selling, general and administrative                 301,987         395,293
 Research and development                            191,572             465
                                                ------------    ------------
    Total Expenses                                 1,115,074         783,388
                                                ------------    ------------
LOSS FROM OPERATIONS                              (1,040,128)       (791,523)
                                                ------------    ------------
OTHER INCOME
 Interest income                                       3,272           4,123
 Other Income                                            306             164
                                                ------------    ------------
TOTAL OTHER INCOME                                     3,578           4,287
                                                ------------    ------------
NET LOSS                                        $ (1,036,550)   $   (787,236)
                                                ------------    ------------
BASIC LOSS PER SHARE                            $      (0.06)   $      (0.05)
                                                ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES                 17,641,770      14,480,269
                                                ============    ============

  The accompanying notes are an integral part of these unaudited financial statements.

                             AMERITYRE CORPORATION
                            Statements of Operations
                                  (Unaudited)

                                                  For the Six Months Ended
                                                        December 31,
                                                ----------------------------
                                                     2003           2002
                                                ------------    ------------
NET SALES                                       $    583,603    $    440,001

COST OF SALES                                        529,534         461,343
                                                ------------    ------------
GROSS MARGIN (DEFICIT)                                54,069         (21,342)
                                                ------------    ------------
EXPENSES
 Consulting                                          235,800         108,470
 Payroll and payroll taxes                           704,808         471,965
 Depreciation and amortization                       135,957         119,534
 Selling, general and administrative                 603,525         704,841
 Research and development                            200,589             465
                                                ------------    ------------
    Total Expenses                                 1,880,679       1,405,275
                                                ------------    ------------
LOSS FROM OPERATIONS                              (1,826,610)     (1,426,617)
                                                ------------    ------------
OTHER INCOME
 Interest income                                       8,950          10,879
 Other Income                                          1,516             609
                                                ------------    ------------
TOTAL OTHER INCOME                                    10,466          11,488
                                                ------------    ------------
NET LOSS                                        $ (1,816,144)   $ (1,415,129)
                                                ------------    ------------
BASIC LOSS PER SHARE                            $      (0.10)   $      (0.10)
                                                ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES                 17,513,319      14,241,236
                                                ============    ============

  The accompanying notes are an integral part of these unaudited financial statements.

                                AMERITYRE CORPORATION
                              Statements of Cash Flows
                                   (Unaudited)

                                                For the Six Months Ended
                                                       December 31,
                                                ----------------------------
                                                    2003           2002
                                                -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                        $  (1,816,144) $  (1,415,129)
Adjustments to reconcile net loss to net
 cash (used) by operating activities:
  Depreciation and amortization                       135,957        119,534
  Common stock issued for services                    324,793        212,000
  Stock options issued for services                         -          2,870
  Services provided in lieu of cash payment
   on subscriptions receivable                              -         14,249
  Interest on subscriptions receivable                      -         (4,408)
  Exercise of stock options for services                    -         23,592
  Amortization of expenses prepaid with
   common stock                                       414,922         97,500
  Amortization and revaluation of deferred
   consulting expense                                (108,818)         2,746
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable
   and accounts receivable - related                  (42,706)        10,867
  (Increase) decrease in inventory                    (75,333)        25,611
  (Increase) decrease in prepaid expenses             (12,050)       (55,491)
  (Increase) decrease in other assets                    (785)       (36,000)
  (Decrease) increase in accounts payable and
   accrued expenses                                   (30,426)       110,493
                                                -------------  -------------
    Net Cash (Used) by Operating Activities        (1,210,590)      (891,566)
                                                -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for patents                                 (14,335)        (7,955)
Purchase of equipment                                (365,080)      (422,954)
                                                -------------  -------------
   Net Cash (Used) by Investing Activities      $    (379,415) $    (430,909)
                                                -------------  -------------



  The accompanying notes are an integral part of these unaudited financial statements.

                                AMERITYRE CORPORATION
                         Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                For the Six Months Ended
                                                       December 31,
                                                ---------------------------
                                                    2003           2002
                                                ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Receipt of subscriptions receivable             $     16,632   $    362,262

Increase in stock subscription deposit                     -         25,000
Common stock issued for cash                          30,000        190,000
                                                ------------   ------------
Net Cash Provided by Financing Activities             46,632        577,262
                                                ------------   ------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS       (1,543,373)      (745,213)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                         2,490,604        774,345
                                                ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $    947,231   $     29,132
                                                ============   ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest                                        $          -   $          -
Income taxes                                    $          -   $          -

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered       $    324,793   $    212,000
Common stock issued for prepaid expenses        $          -   $          -
Common stock issued for subscriptions
 receivable                                     $          -   $          -







  The accompanying notes are an integral part of these unaudited financial statements.

                               AMERITYRE CORPORATION
                    Notes to the Unaudited Financial Statements
                        December 31, 2003 and June 30, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although we believe the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2003 Annual Report on Form 10-KSB. Operating results for the three and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2004. Certain prior year income statement balances have been reclassified to conform with current year presentation.

NOTE 2 - GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total accumulated deficit of approximately $23,485,716 at December 31, 2003 which raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

                      AMERITYRE CORPORATION
                    Notes to the Unaudited Financial Statements
                        December 31, 2003 and June 30, 2003

NOTE 2 - GOING CONCERN, Continued

     (5) seeking reduced material and component costs from suppliers;

     (6) if necessary, obtaining additional funding through the issuance of stock through the exercise of previously outstanding options; and

     (7) issuing common stock in lieu of cash as compensation for employment, development, and other professional services.

In January 2004, we received an additional $1,510,000 cash through the exercise of certain outstanding options to acquire our common stock. We anticipate that these funds will be sufficient to implement our plan and to meet our working capital requirements through June 30, 2004.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

During the reporting period we issued a purchase order to have a chemical blending system built by an unrelated party for $188,640. The purchase order calls for us to make five installment payments during the construction of the equipment. The first payment was made in July 2003 and two additional payments were made in September 2003. A fourth payment was made in October 2003. The installment payments made during the period were classified as construction-in-progress at December 31, 2003 and will be reclassified to equipment and depreciated upon completion, installation and commencement of usage of the equipment.

NOTE 4 - MATERIAL EVENTS

During October to December 2003, we issued 15,000 shares of our common stock to employees for services rendered valued at $56,700, or $3.78 per share. We issued 15,000 shares of our common stock in connection with the exercise of outstanding options total $30,000, or $2.00 per share. We issued 100,000 shares of our restricted common stock for prepaid services related to a one-year consulting agreement for services associated with the development of the polyurethane passenger car tire, valued at $378,000, or $3.78 per share. We issued 125,000 shares of our restricted common stock to our President and CEO, in payment and prepayment of salary from July 1, 2003 to June 30, 2004, valued at $472,500, or $3.78 per share. We issued 40,000 shares of restricted common stock to our non-employee directors for prepayment of their services and expenses from December 1, 2003 to November 30, 2004, valued at $6.10 per share.

NOTE 5 - STOCK OPTIONS

During October 2003, we issued options to acquire 30,000 shares of our common stock to an employee. The options are exercisable at $3.80 per share (the closing market price on the date of grant was $3.78 per share) and vest 7,500 shares on the date of grant; 7,500 on December 31, 2003; 7,500 shares on March 31, 2004; and 7,500 shares on June 30, 2004.

                      AMERITYRE CORPORATION
                    Notes to the Unaudited Financial Statements
                        December 31, 2003 and June 30, 2003

NOTE 5 - STOCK OPTIONS, continued

The 30,000 options issued to an employee were issued above the market price of our common stock on the date of issue and are accounted for under APB 25, "Accounting for Stock Issued to Employees". As such, no compensation expense was recognized. Had compensation cost for the issuance of the options been determined based on fair market value at the grant dates consistent with the method of FASB Statement 123, "Accounting for Stock Based Compensation," our net loss and loss per share would have been increased to the pro forma amounts indicated below:
                       For the Three Months Ended  For the Six Months Ended
                               December 31,                 December 31,
                       --------------------------  --------------------------
                           2003          2002          2003          2002
                       ------------  ------------  ------------  ------------
Net (loss) as reported $ (1,036,550) $   (787,236) $ (1,816,144) $ (1,036,546)
Pro forma              $ (1,066,250) $   (787,236) $ (1,845,844) $ (1,036,546)

Basic (loss) per share
 as reported           $      (0.06) $      (0.05) $      (0.10) $      (0.10)
Pro forma              $      (0.06) $      (0.05) $      (0.11) $      (0.10)

A summary of the status of the Company's outstanding stock options as of December 31, 2003 and 2002 and changes during the periods then ended is presented below:
                                     2003                      2002
                            -----------------------   -----------------------
                                          Weighted                  Weighted
                                           Average                   Average
                                          Exercise                  Exercise
                             Shares         Price       Shares        Price
                            ----------   ----------   ----------   ----------
Outstanding, beginning of
 period                      2,466,000  $      3.37    2,616,000  $      3.42
Granted                         30,000         3.80       10,461         2.25
Expired/Cancelled                    -            -            -            -
Exercised                      (15,000)        2.00      (10,461)        2.25
                            ----------   ----------   ----------   ----------
Outstanding end of period    2,481,000  $      3.38    2,616,000  $      3.42
                            ==========   ==========   ==========   ==========
Exercisable                  2,466,000  $      3.38    2,616,000  $      3.42
                            ==========   ==========   ==========   ==========

                             Outstanding                   Exercisable
               -----------------------------------   -----------------------
                            Weighted
                 Number      Average      Weighted      Number      Weighted
               Outstanding  Remaining      Average    Exercisable    Average
   Range of    at Dec. 31, Contractual    Exercise    at Dec. 31,   Exercise
Exercise Prices    2003        Life         Price         2003        Price
  ----------   ----------   ----------   ----------   ----------   ----------
 $      2.00      265,000         1.51  $      2.00      265,000  $      2.00
        3.00    1,000,000         1.08         3.00    1,000,000         3.00
        3.80       30,000         2.75         3.80       15,000         3.80
        4.00    1,186,000         1.62         4.00    1,186,000         4.00
               ----------   ----------   ----------   ----------   ----------
 $ 2.00-4.00    2,481,000         1.41  $      3.38    2,466,000  $      3.38
               ==========   ==========   ==========   ==========   ==========

                      AMERITYRE CORPORATION
                    Notes to the Unaudited Financial Statements
                        December 31, 2003 and June 30, 2003

NOTE 6 - SUBSEQUENT EVENTS

In January 2004, we issued 505,000 shares of our common stock for cash of $1,510,000, in connection with the exercise of 5,000 outstanding stock options at $2.00 per share and 500,000 outstanding stock options at $3.00 per share.

In January 2004, pursuant to a resolution of our Board of Directors, we granted several employees (1) stock awards aggregating 3,900 shares of common stock valued at $26,091, or $6.69 per share, and (2) stock options to purchase an aggregate of 60,000 shares of common stock at an exercise price of $6.70 per share. The stock options expire on December 31, 2005.

In January 2004, pursuant to a resolution of our Board of Directors, we issued 20,000 shares of our common stock valued at $133,800, or $6.69 per share, to a third-party consultant for professional services associated with product marketing through June 30, 2004.

In December 2003, pursuant to a resolution of our Board of Directors, we authorized the issuance of 2,000 shares of our common stock valued at $10,960, or $5.48 per share, to non-affiliated parties as compensation for producing an instructional Cd-rom/DVD relating to our products. These shares were subsequently issued in February 2004.

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

General
-------
We were incorporated as a Nevada corporation on January 30, 1995 under the name American Tire Corporation, to take advantage of certain proprietary and nonproprietary technology available for the manufacturing of Flatfree[TM] tires from polyurethane. We changed our name to Amerityre Corporation in December 1999. Since our inception, we have developed additional proprietary technology relating to Flatfree[TM] tires. We have completed the fundamental technical development of the processes to manufacture non-highway use Flatfree[TM] tires for bicycles, wheelchairs, lawn and garden products, commercial and riding lawnmowers, as well as golf cars (the "Products").

In addition to manufacturing the Flatfree [TM] Products referred to above, since August 2001, we have also been engaged in the development of polyurethane elastomer tires for highway and agricultural use based on our proprietary technology and various methods and processes relating to the manufacturing of those tires from liquid elastomers. This proprietary technology is significant to us because we believe that it will result in a tire that can be produced more quickly and less expensively than traditional pneumatic tires, while meeting or exceeding the performance of those tires. During the reporting period we produced a limited number of prototype polyurethane car tires based on our "air, no-air" run flat technology. During the reporting period we announced that we were conducting our own testing and evaluation of the prototype tires and intended to produce additional prototypes so we could submit those prototypes to an independent laboratory to determine if the tires comply with applicable US DOT standards.

Subsequent to the period end we announced we had submitted prototype polyurethane car tires to an independent lab for testing to determine if the tires comply with Federal Motor Vehicle Safety Standard No. 109, applicable to new pneumatic tires. FMVSS No. 109 specifies tire dimensions and laboratory test requirements for bead unseating resistance, strength, endurance, and high speed performance; defines tire load ratings; and specifies labeling requirements for passenger car tires.

We originally estimated that the above referenced testing process would be completed during January 2004. However, testing is ongoing and we expect independent laboratory testing to continue during the subsequent reporting period until such time as compliance with FMVSS No. 109 is obtained. Although we can give no assurance that any of the prototype polyurethane car tires will comply with FMVSS No. 109, we believe that if compliance is obtained, additional testing beyond FMVSS No. 109 compliance will be required before we can effectively exploit this technology. Even if the prototype polyurethane car tire complies with FMVSS No. 109, fully commercialization of this technology may depend on our ability to comply with the new standard for testing, FMVSS 139, which takes effect June 1, 2007.

Our Results of Operations for the Three and Six Month Periods ended December 31, 2003 compared to the Three and Six Month Periods ended December 31, 2002
----------------------------------------------------------------------------
Net sales and cost of sales: Our net sales for the three and six month periods ended December 31, 2003 were $234,658 and $583,603, respectively, compared to $239,772 and $440,001 for the comparable periods ended December 31, 2002. Our cost of sales for the three and six months ended December 31, 2003 were $159,712 and $529,534, or 68% and 91% of sales, respectively. Our costs of sales for the three and six months ended December 31, 2002 were $247,907 and $461,343, or 103% and 105% of sales, respectively. Although total revenues for the three month period ended December 31, 2003 were slightly lower than the same three month period ended December 31, 2002, we are encouraged that we were able to see a shift from a 3% gross deficit in the prior year to a 32% gross margin. For the six month period ended December 31, 2003, our sales increased $143,602 over the six month period ended December 31, 2002, resulting in a gross margin of 9% for the six month period ended December 31, 2003, compared to a 5% gross deficit for the same period ended December 31, 2002. We believe the shift from a gross deficit to a gross margin will continue through the remainder of this fiscal year as our cost of sales as a percent of net sales continues to be reduced as a result of recently introduced manufacturing efficiencies such as (a) increasing the size of chemical formulation "batches", (b) dedicating production shifts to manufacturing single products (i.e., longer production runs), and (c) reducing labor costs by implementing line automation. To further assist in reaching these objectives we have increased our sales efforts to generate additional product orders in sufficient quantities to take advantage of manufacturing efficiencies by targeting OEM customers in the lawn and garden sector for new business.

We believe we currently have sufficient manufacturing equipment and employees to merit a substantial increase in production without incurring a proportionately equivalent increase in labor costs. In addition, we continually seek reductions in raw material and component costs from our suppliers.

A substantial amount of our Products are sold into markets that, in the majority of the United States, are seasonal in nature (i.e., spring, summer and fall). Aside from the seasonal nature of our product markets we know of no other predictable events or uncertainties that may be reasonably expected to have a material negative impact on the net sales revenues or income from continuing operations.

Operating Expenses: Our total operating expenses for the three and six months ended December 31, 2003 were $1,115,074 and $1,880,679, respectively. These expenses consisted as follows: consulting $146,250 and $235,800; payroll and payroll taxes $397,961 and $704,808; depreciation and amortization $77,304 and $135,957; selling general and administrative $301,987 and $603,525; and research and development $191,572 and 200,589, resulting in losses from operations of $1,040,128 and $1,826,610, respectively.

Our total operating expenses for the three and six months ended December 31, 2002 were $783,388 and $1,405,275, respectively. These expenses consisted of: consulting expenses of $82,093 and $108,470; payroll and payroll taxes of $244,930 and $471,965; depreciation and amortization of $60,607 and $119,534; general and administrative expenses of $395,293 and $704,841; and research and development $465 and $465, resulting in losses from operations of $791,523 and $1,426,617, respectively.

The overall increase in our operating expenses during the current six month period compared to the same period the prior year can almost entirely be attributed to the shares of our common stock that have been issued by us for services in lieu of cash compensation as follows: (1) payment and prepayment of our CEO's annual salary through June 30, 2004; (2) payment and prepayment of product marketing consulting through June 30, 2004; (3) payment and prepayment of board of directors' fees and expenses through November 30, 2004; and (4) payment and prepayment of consulting services associated with the development of the polyurethane car tire through September 30, 2004. We had not made any material expenditures in research and development related to the polyurethane passenger car tire until October 2003 and we now estimate expending an additional $250,000 for research and development during the balance of our fiscal year ending June 30, 2004. As a result of this anticipated research and development expense, we estimate our monthly operating expenses to be approximately $375,000 through June 30, 2004, of which approximately $100,725 per month has been prepaid.

Additionally, our selling, general and administrative expenses for the six month period ended December 31, 2003, do not include $131,455 in deferred consulting expenses. The aggregate amount is recorded as a reduction in stockholders' equity because it is associated with the granting of options to non-employees for services not yet performed. The variable fair value of these options was calculated using the Black-Scholes option pricing model.

Other Income and Expense; Net Loss: During the three and six month periods ended December 31, 2003, we had interest and other income of $3,578 and $10,466, respectively, compared to $4,287 and $11,488, respectively, for the comparable periods in 2002. Our interest income is derived from our cash and cash equivalents held in interest bearing accounts. We experienced a net loss from operations of $1,036,550 and $1,816,144, respectively, for the three and six months ended December 31, 2003, with a basic loss per share of $0.06 and $0.10 per share, based on the weighted average number of shares outstanding of 17,641,770 and 17,513,319. In the prior year periods, we experienced a net loss of $787,236 and $1,415,129, respectively, for the three and six months ended December 31, 2002, with a basic loss per share of $0.05 and $0.10, based on the weighted average number of shares outstanding of 14,480,269 and 14,241,236.

Liquidity and Capital Resources: We had current assets of $1,723,463 and current liabilities of $66,581, for a working capital surplus of $1,656,882 at December 31, 2003. Current assets consisted of cash and cash equivalents of $947,232, net accounts receivable of $171,187, inventory of $540,327, and prepaid expenses of $64,717. Net cash used in operations was $1,210,590 and $891,566 for the six month periods ended December 31, 2003 and 2002, respectively. Our operations for the six months ended December 31, 2003 have been funded primarily by accounts receivables, the sale of common stock and the issuance of common stock for services and salary. Our operations for the comparative period ended December 31, 2002 were funded primarily by the sale of common stock, the issuance of common stock for services and salary, and the collections of account receivables. At December 31, 2003, we had net property and equipment of $1,347,086 after deduction of $1,407,445 in accumulated depreciation, a net increase of $44,299 compared to June 30, 2003. The increase was a direct result of placing additional equipment into production.

Because we had a retained deficit of $21,669,572, our audit report at June 30, 2003 contained a going concern paragraph as to our ability to continue as a going concern. At December 31, 2003, the deficit accumulated is $23,485,716. We are currently taking steps to maintain our operating and financial requirements in an effort to enable us to operate as a going concern until such time as revenues from the sale of our Products are adequate to cover our expenses, including:

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

     (6) if necessary, obtaining additional funding through the issuance of stock through the exercise of previously outstanding options; and

     (7) issuing common stock in lieu of cash as compensation for employment, development, and other professional services.

In January 2004, we received an additional $1,510,000 cash through the exercise of certain outstanding options to acquire our common stock. We anticipate that these funds will be sufficient to implement our plan and to meet our working capital requirements through June 30, 2004.

Impact of Inflation: At this time we do not anticipate that inflation will have a material impact on our current or future operations.

Principal Customers: Central Purchasing accounted for approximately 20.9% of our sales revenue during the three month period ending December 31, 2003. For the six month period ended December 31, 2002, Giant-Vac, a division of Snapper Corp. accounted for approximately 11.6% of our revenues.

                       ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
-----------------------------------------------------
Our management, under the supervision and with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2003, which is the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that these disclosure controls and procedures are effective to provide that
(i) material information relating to our business is made known to these officers by other employees, particularly material information related to the period for which this periodic report is being prepared; and (ii) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated and adopted by the Securities and Exchange Commission.

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

In October 2003, pursuant to a resolution of our Board of Directors, we issued 100,000 shares of our restricted common stock valued at $378,000, or $3.78 per share, to a third-party consultant for professional services associated with our endeavor to develop polyurethane elastomer tires.

In November 2003, pursuant to a resolution of our Board of Directors, we authorized the issuance to non-employee directors of an aggregate of 40,000 shares of restricted common stock valued at $244,000, or $6.10 per share, in lieu of cash compensation and reimbursement of out-of-pocket expenses associated with attending our board meetings through November 30, 2004.

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


                  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 21, 2003, at our annual meeting of shareholders, a majority of the shareholders elected Richard A. Steinke, Louis M. Haynie, Henry D. Moyle, Wesley G. Sprunk and Norman H. Tregenza to the board of directors. Each director will serve until our next annual meeting and until his or her successor is duly elected and qualified. In addition, a majority of the shareholders approved the selection of HJ & Associates,LLC, as our independent public accountants for fiscal 2004. The tabulation of the votes is set forth below:

1.   Election of directors:

Richard A. Steinke:   for 12,956,565;  against 222,835;  withhold 109,530
Henry D. Moyle:       for 12,652,803;  against 541,067;  withhold 95,030
Louis M. Haynie:      for 13,140,190;  against 541,867;  withhold 45,030
Norman H. Tregenza:   for 13,142,965;  against 61,535;   withhold 84,430
Wesley G. Sprunk:     for 13,140,190;  against 63,035;   withhold 85,705

2.  Ratification of HJ:  for 13,127,392;  against 18,250;  withheld 104,780


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

Dated: February 16, 2003                 AMERITYRE CORPORATION


                                         /S/RICHARD A. STEINKE
                                         ----------------------------------
                                         President and Chief Executive Officer

                                         AMERITYRE CORPORATION
Dated: February 16, 2003                 /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Secretary/Treasurer and
                                         Principal Accounting Officer