Form 10QSB
period 2004-03-31
AMERITYRE CORP
filed 2004-05-17
CIK 945828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, was 18,275,268 shares of common stock, par value $0.001, as of May 17, 2004.

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

Our unaudited balance sheet as of March 31, 2004 and our audited balance sheet as of June 30, 2003; the related unaudited statements of operations for the three and nine month periods ended March 31, 2004 and 2003, and the unaudited statement of cash flows for the nine month periods ended March 31, 2004 and 2003, are attached hereto and incorporated herein by this reference.

                             AMERITYRE CORPORATION
                                BALANCE SHEETS
                                     ASSETS

                                                  MARCH 31,       JUNE 30,
                                                    2004            2003
                                                ------------    ------------
                                                 (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                      $  2,058,124    $  2,490,604
 Accounts receivable - net                           268,046         128,481
 Inventory                                           535,983         464,984
 Prepaid expenses                                     51,131          52,667
                                                ------------    ------------
   Total Current Assets                            2,913,284       3,136,736
                                                ------------    ------------
PROPERTY AND EQUIPMENT
 Leasehold improvements                              163,896         127,976
 Molds and Models                                    314,268         266,081
 Equipment                                         2,056,282       1,990,586
 Furniture and fixtures                               63,624          56,488
 Vehicles                                             25,851          31,541
 Software                                            182,629         103,991
 Less - accumulated depreciation                  (1,486,509)     (1,273,876)
                                                ------------    ------------
   Total Property and Equipment                    1,320,041       1,302,787
                                                ------------    ------------
OTHER ASSETS
 Construction in progress                            178,072               -
 Patents and trademarks - net                        123,989         101,052
 Deposits                                             43,180          43,180
                                                ------------    ------------
   Total Other Assets                                345,241         144,232
                                                ------------    ------------
TOTAL ASSETS                                    $  4,578,566    $  4,583,755
                                                ============    ============










The accompanying notes are an integral part of these unaudited financial statements.

                            AMERITYRE CORPORATION
                          BALANCE SHEETS (Continued)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  MARCH 31,       JUNE 30,
                                                    2004            2003
                                                -------------   ------------
                                                 (Unaudited)
CURRENT LIABILITIES
 Accounts payable                               $      91,502   $     93,880
 Accrued expenses                                      20,171          1,504
                                                -------------   ------------
   Total Current Liabilities                          111,673         95,384
                                                -------------   ------------
   Total Liabilities                                  111,673         95,384
                                                -------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock: 5,000,000 shares authorized
  of $0.001 par value, -0- shares issued and
  outstanding                                               -              -
 Common stock: 25,000,000 shares authorized of
  $0.001 par value, 18,254,768 and 17,384,868
  shares issued and outstanding, respectively          18,255         17,385
 Additional paid-in capital                        29,598,126     26,493,911
 Stock subscriptions receivable                             -        (16,632)
 Expenses prepaid with common stock                  (567,284)      (218,100)
 Deferred consulting                                        -       (118,621)
 Retained Deficit                                 (24,582,204)   (21,669,572)
                                                 ------------   ------------
   Total Stockholders' Equity                       4,466,893      4,488,371
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  4,578,566  $   4,583,755
                                                 ============   ============






The accompanying notes are an integral part of these unaudited financial statements.

                           AMERITYRE CORPORATION
                          Statements of Operations
                                (Unaudited)

                                                For the Three Months Ended
                                                         March 31,
                                                ----------------------------
                                                     2004           2003
                                                ------------    ------------
NET SALES                                       $    448,753    $    291,295

COST OF SALES                                        294,854         294,385
                                                ------------    ------------
GROSS MARGIN (DEFICIT)                               153,899          (3,090)
                                                ------------    ------------
EXPENSES
 Consulting                                           67,373         128,636
 Payroll and payroll taxes                           383,688         254,818
 Depreciation and amortization                        79,461           7,846
 Research and development                            199,628             340
 Selling, general and administrative                 524,928         346,018
                                                ------------    ------------
    Total Expenses                                 1,255,078         737,658
                                                ------------    ------------
LOSS FROM OPERATIONS                              (1,101,179)       (740,748)
                                                ------------    ------------
OTHER INCOME
 Interest income                                       4,691           3,488
 Other Income                                              -             117
                                                ------------    ------------
TOTAL OTHER INCOME                                     4,691           3,605
                                                ------------    ------------
NET LOSS                                        $ (1,096,488)   $   (737,143)
                                                ============    ============


BASIC LOSS PER SHARE                            $      (0.06)   $      (0.05)
                                                ============    ============


WEIGHTED AVERAGE NUMBER OF SHARES                 18,040,426      14,701,603
                                                ============    ============

  The accompanying notes are an integral part of these unaudited financial statements.

                             AMERITYRE CORPORATION
                       Statements of Operations (Continued)
                                  (Unaudited)

                                                  For the Nine Months Ended
                                                          March 31,
                                                ----------------------------
                                                     2004           2003
                                                ------------    ------------
NET SALES                                       $  1,032,356    $    731,296

COST OF SALES                                        824,388         755,728
                                                ------------    ------------
GROSS MARGIN (DEFICIT)                               207,968         (24,432)
                                                ------------    ------------
EXPENSES
 Consulting                                          303,173         237,106
 Payroll and payroll taxes                         1,088,496         726,783
 Depreciation and amortization                       215,418         127,380
 Research and Development                            400,217             805
 Selling, general and administrative               1,128,453       1,050,859
                                                ------------    ------------
    Total Expenses                                 3,135,757       2,142,933
                                                ------------    ------------
LOSS FROM OPERATIONS                              (2,927,789)     (2,167,365)
                                                ------------    ------------
OTHER INCOME
 Interest income                                      13,641          14,367
 Other Income                                          1,516             726
                                                ------------    ------------
TOTAL OTHER INCOME                                    15,157          15,093
                                                ------------    ------------
NET LOSS                                        $ (2,912,632)   $ (2,152,272)
                                                ============    ============


BASIC LOSS PER SHARE                            $      (0.16)   $      (0.15)
                                                ============    ============


WEIGHTED AVERAGE NUMBER OF SHARES                 17,687,515      14,460,457
                                                ============    ============

  The accompanying notes are an integral part of these unaudited financial statements.

                                AMERITYRE CORPORATION
                              Statements of Cash Flows
                                   (Unaudited)

                                                For the Nine Months Ended
                                                         March  31,
                                                ---------------------------
                                                    2004           2003
                                                -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                        $  (2,912,632) $  (2,152,272)
Adjustments to reconcile net loss to net
 cash (used) by operating activities:
  Depreciation and amortization                       215,418        127,380
  Common stock issued for services                    335,753        260,518
  Stock options issued for services                         -          2,870
  Services provided in lieu of cash payment
   on subscriptions receivable                              -         14,249
  Interest on subscriptions receivable                      -        (20,229)
  Exercise of stock options for services                    -         23,592
  Amortization of expenses prepaid with
   common stock                                       760,991        287,875
  Amortization and revaluation of deferred
   consulting expense                                 115,687          4,483
Changes in assets and liabilities:
  (Increase) in accounts receivable
   and accounts receivable - related                 (139,565)       (34,892)
  (Increase) decrease in inventory                    (70,999)        19,018
  (Increase) decrease in prepaid expenses               1,536        (37,208)
  (Increase) in other assets                                -        (36,000)
  Increase in accounts payable and
   accrued expenses                                    14,677        112,867
                                                -------------  -------------
    Net Cash (Used) by Operating Activities        (1,679,134)    (1,427,749)
                                                -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for construction in progress               (178,072)             -
Cash paid for patents and trademarks                  (24,110)       (10,180)
Purchase of equipment                                (229,887)      (583,947)
                                                -------------  -------------
   Net Cash Provided (Used) by
    Investing Activities                        $    (432,069) $    (594,127)
                                                -------------  -------------



  The accompanying notes are an integral part of these unaudited financial statements.

                                AMERITYRE CORPORATION
                         Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                For the Nine Months Ended
                                                         March  31,
                                                ---------------------------
                                                    2004           2003
                                                ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Receipt of subscriptions receivable             $     16,632   $    391,168
Increase in stock subscription deposit
 deposit                                                   -         80,020
Common stock issued for cash                       1,662,091        869,030
                                                ------------   ------------
Net Cash Provided by Financing Activities          1,678,723      1,340,218
                                                ------------   ------------
NET (DECREASE) IN CASH                              (432,480)      (681,658)

CASH AT BEGINNING OF PERIOD                        2,490,604        774,345
                                                ------------   ------------
CASH AT END OF PERIOD                           $  2,058,124         92,687
                                                ============   ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest                                        $          -   $          -
Income taxes                                    $          -   $          -

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered       $    335,753   $    260,518
Common stock issued for prepaid expenses        $              $    309,500
Common stock issued for subscriptions
 receivable                                     $          -   $          -







  The accompanying notes are an integral part of these unaudited financial statements.

                               AMERITYRE CORPORATION
                    Notes to the Unaudited Financial Statements
                           March 31, 2004 and June 30, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although we believe the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2003 Annual Report on Form 10-KSB. Operating results for the three and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2004. Certain prior year balance sheet and income statement balances have been reclassified to conform with current year presentation.

NOTE 2 - GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total accumulated deficit of $24,582,204 at March 31, 2004 which raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

     (2) incorporating revisions to our methods, processes and costs in order to achieve necessary manufacturing efficiencies (i.e., line automation, reduced material costs, reduced product waste, etc.).

     (3) incorporating revisions to our sales and marketing plan to emphasize sector-by-sector market driven approach to achieve distribution and sell through support to maintain distribution. Therefore, we have shifted from our in-house salesmen calling on independent retailer customers to using outside sales representatives calling those customers, thereby allowing our in-house salesmen to work directly with OEMs and distributors.

     (4) implementing an in-house telemarketing program to maintain contact with existing customer accounts.

                      AMERITYRE CORPORATION
                    Notes to the Unaudited Financial Statements
                          March 31, 2004 and June 30, 2003

NOTE 2 - GOING CONCERN, Continued

     (5) seeking reduced material and component costs from suppliers;

     (6) if necessary, obtaining additional funding through the issuance of stock through the exercise of previously outstanding options; and

     (7) issuing common stock in lieu of cash as compensation for employment, development, and other professional services.

During the three month period ended March 31, 2004, we received $1,606,000 cash through the exercise of certain outstanding options to acquire our common stock. We anticipate that these funds will be sufficient to meet our working capital requirements through June 30, 2004.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

During the reporting period we issued a purchase order to have a chemical blending system built by an unrelated party for $188,640. The purchase order calls for us to make five installment payments during the construction of the equipment. The first payment was made in July 2003 and two additional payments were made in September 2003. A fourth payment was made in October 2003. The installment payments made during the period were classified as construction-in-progress at March 31, 2004 and will be reclassified to equipment and depreciated upon completion, installation and commencement of usage of the equipment.

NOTE 4 - MATERIAL EVENTS

During the period from October to December 2003, we issued 15,000 shares of our common stock to employees for services rendered valued at $56,700, or $3.78 per share. We issued 15,000 shares of our common stock in connection with the exercise of outstanding options total $30,000, or $2.00 per share. We issued 100,000 shares of our restricted common stock for prepaid services related to a one-year consulting agreement for services associated with the development of the polyurethane passenger car tire, valued at $378,000, or $3.78 per share. We issued 125,000 shares of our restricted common stock to our President and CEO, in payment and prepayment of salary from July 1, 2003 to June 30, 2004, valued at $472,500, or $3.78 per share. We issued 40,000 shares of restricted common stock to our non-employee directors for prepayment of their services and expenses from December 1, 2003 to November 30, 2004, valued at $6.10 per share.

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

In January 2004, pursuant to a resolution of our Board of Directors, we granted various employees stock awards aggregating 3,900 shares of common stock valued at approximately $28,252, or $7.24 per share.

                                AMERITYRE CORPORATION
                     Notes to the Unaudited Financial Statements
                            March 31, 2004 and June 30, 2003

NOTE 5 - STOCK OPTIONS

During the three month period ended March 31, 2004 we issued 549,000 shares of our common stock for cash of $1,606,000, in connection with the exercise of 45,000 outstanding stock options at $2.00 per share, 500,000 outstanding stock options at $3.00 per share and 4,000 outstanding stock options at $4.00 per share.

During the three month period ended March 31, 2004 we issued options to acquire an aggregate of 60,000 shares of our common stock to various employees. The options are exercisable at $6.70 per share (the closing market price on the date of grant was $6.69 per share) and expire on December 31, 2005.

In October 2003, we issued options to acquire 30,000 shares of our common stock to an employee. The options are exercisable at $3.80 per share (the closing market price on the date of grant was $3.78 per share) and vest 7,500 shares on the date of grant; 7,500 shares on December 31, 2003; 7,500 shares on March 31, 2004; and 7,500 shares on June 30, 2004.

The 90,000 options issued to the employees were issued above the market price of our common stock on the date of issue and are accounted for under APB 25, "Accounting for Stock Issued to Employees". As such, no compensation expense was recognized. Had compensation cost for the issuance of the options been determined based on fair market value at the grant dates consistent with the method of FASB Statement 123, "Accounting for Stock Based Compensation," our net loss and loss per share would have been increased to the pro forma amounts indicated below:
                       For the Three Months Ended  For the Nine Months Ended
                                 March 31,                   March 31,
                       --------------------------  --------------------------
                           2004          2003          2004          2003
                       ------------  ------------  ------------  ------------
Net (loss) as reported $ ( 1,096,488)$   (737,143) $ (2,912,632) $ (2,152,272)
Pro forma              $ ( 1,286,613) $  (737,143) $ (3,132,457) $ (2,152,272)

Basic (loss) per share
 as reported           $      (0.06) $      (0.05) $      (0.16) $      (0.15)
Pro forma              $      (0.07) $      (0.05) $      (0.22) $      (0.15)

A summary of the status of the Company's outstanding stock options as of March 31, 2004 and 2003 and changes during the periods then ended is presented below:
                                     2004                      2003
                            -----------------------   -----------------------
                                          Weighted                  Weighted
                                           Average                   Average
                                          Exercise                  Exercise
                             Shares         Price       Shares        Price
                            ----------   ----------   ----------   ----------
Outstanding, beginning of
  year                       2,466,000  $      3.37    2,616,000  $      3.42
Granted                         90,000         5.73      260,461         2.01
Expired/Cancelled                    -            -     (380,000)        2.92
Exercised                     (564,000)        2.90      (30,461)        2.09
                            ----------   ----------   ----------   ----------
Outstanding end of period    1,992,000  $      3.61    2,466,000  $      3.42
                            ==========   ==========   ==========   ==========
Exercisable                  1,984,500  $      3.61    2,466,000  $      3.42
                            ==========   ==========   ==========   ==========

                                AMERITYRE CORPORATION
                     Notes to the Unaudited Financial Statements
                            March 31, 2004 and June 30, 2003

NOTE 5 - STOCK OPTIONS, Continued

                             Outstanding                   Exercisable
               -----------------------------------   -----------------------
                            Weighted
                 Number      Average      Weighted      Number      Weighted
               Outstanding  Remaining      Average    Exercisable    Average
   Range of    at Mar. 31, Contractual    Exercise    at Mar. 31,   Exercise
Exercise Prices    2004        Life         Price         2004        Price
  ----------   ----------   ----------   ----------   ----------   ----------
 $      2.00      220,000         1.51  $      2.00      220,000  $      2.00
        3.00      500,000         1.08         3.00      500,000         3.00
        3.80       30,000         2.75         3.80       22,500         3.80
        4.00    1,182,000         1.62         4.00    1,182,000         4.00
        6.70       60,000         1.97         6.70       60,000         6.70
               ----------   ----------   ----------   ----------   ----------
 $ 2.00-6.70    1,992,000         1.20  $      2.88    1,984,500  $      2.88
               ==========   ==========   ==========   ==========   ==========


NOTE 6 - SUBSEQUENT EVENTS

In April 2004, pursuant to a resolution of our Board of Directors, we granted an employee a stock award of 500 shares of common stock valued at approximately $4,927, or $9.85 per share.

In May 2004, we issued 20,000 shares of our common stock for cash of $40,000, in connection with the exercise of 20,000 outstanding stock options at $2.00 per share.

In May 2004, we entered into a Manufacturing and Distribution License Agreement and related agreements (collectively, the "Agreement") with Liberty Circle S.A., a Panamanian corporation. This Agreement is dependent upon Liberty Circle obtaining funding totaling approximately $6.5 million dollars within 120 days of the execution date of the Agreement. The Agreement provides for(1) an exclusive license for Liberty Circle to manufacture and market certain of our polyurethane foam Flatfree[TM] tire products in Latin America;
(2) us to produce and install the necessary manufacturing equipment for the products; and (3) us to supply the proprietary chemical systems needed for Liberty Circle to produce the products. In connection with the Agreement, we will also provide Liberty Circle with equipment setup, training and manufacturing support. The exclusivity of the license is dependent on Liberty Circle meeting annual minimum requirements for the purchase of chemical systems from us once the installation of the manufacturing equipment is completed and production commences. We anticipate that it will take approximately 9 to 12 months from funding to have the manufacturing equipment installed and ready to produce products. In addition to the above, upon funding by Liberty Circle, we have committed to design and develop moped, motor scooter and motorcycle tires to be produced by Liberty Circle for the Latin American marketplace.

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

In addition to manufacturing the Flatfree [TM] Products referred to above, since August 2001, we have also been engaged in the development of polyurethane elastomer tires for highway and agricultural use based on our proprietary technology and various methods and processes relating to the manufacturing of those tires from liquid elastomers. This proprietary technology is significant to us because we believe that it will result in a tire that can be produced quickly and less expensively than traditional rubber pneumatic tires, while meeting or exceeding the performance of those tires. During the reporting period we produced a limited number of prototype polyurethane car tires based on our "air, no-air" run flat technology and announced we had submitted prototypes to an independent lab for testing to determine if the tires comply with Federal Motor Vehicle Safety Standard No. 109, applicable to new pneumatic tires. FMVSS No. 109 specifies tire dimensions and laboratory test requirements for bead unseating resistance, strength, endurance, and high speed performance; defines tire load ratings; and specifies labeling requirements for passenger car tires. Subsequent to the end of the reporting period, we received results of laboratory tests indicating the prototype tires complied with the test requirements of FMVSS
109. We believe that passing the test requirements is the first significant step required to advance our polyurethane tire technology. Compliance with FMVSS 109 is necessary to commercially market tires within the United States. FMVSS 109 is the current standard applicable to new pneumatic car tires and new standards under FMVSS 139 take effect in 2007. However, several classes of new pneumatic tires are not required to meet the FMVSS 139 standard, therefore our ability to commercialize our technology is not completely dependent on our ability to demonstrate that tires produced utilizing our technology can comply with FMVSS 139.

Our Results of Operations for the Three and Nine Month Periods ended March 31, 2004 compared to the Three and Nine Month Periods ended March 31, 2003
----------------------------------------------------------------------------
Net sales and cost of sales: Our net sales for the three and nine month periods ended March 31, 2004 were $448,753 and $1,032,356, respectively, compared to $291,295 and $731,296 for the comparable periods ended March 31, 2003. Our cost of sales for the three and nine months ended March 31, 2004 were $294,854 and $824,388, or approximately 66% and 80% of net sales, respectively. Our costs of sales for the three and nine months ended March 31, 2003 were $294,385 and $755,728, or 101% and 103% of net sales, respectively.

Total revenues for the three month period ended March 31, 2004 increased approximately 54% over total revenues for the same three month period ended March 31, 2003. We remain encouraged that we are able to see a shift from a 1% gross deficit in the prior year to a 34% gross margin for the current period. For the nine month period ended March 31, 2004, our net sales were increased $301,060 over the nine month period ended March 31, 2003, resulting in a gross margin of approximately 20% for the nine month period ended March 31, 2004, compared to a 3% gross deficit for the same period ended March 31, 2003.

We believe the shift from a gross deficit to a gross margin will continue through the remainder of this fiscal year as our cost of sales as a percent of net sales continues to be reduced as a result of obtaining better manufacturing efficiencies such as (a) increasing the size of chemical formulation "batches", (b) dedicating production shifts to manufacturing single products (i.e., longer production runs), and (c) reducing labor costs by implementing line automation. To further assist in reaching these objectives we have offered competitive payment terms to existing customers, and have created new marketing tools and product promotional material. By increasing our sales and marketing effort, we hope to generate additional product orders in sufficient quantities to take further advantage of manufacturing efficiencies.

We believe we currently have sufficient manufacturing equipment and employees to sustain a substantial increase in production without incurring a proportionately equivalent increase in labor costs. We believe that material costs will remain constant, however, we may see as much as a 10% increase in steel wheel component costs from our vendors as a result of the increased cost of steel.

A substantial amount of our Products are sold into markets that, in the majority of the United States, are seasonal in nature (i.e., spring, summer and fall), therefore, we anticipate an increase in sales during the next three month period ended June 30, 2004. Aside from the seasonal nature of our product markets and the increase in the cost of steel we know of no other predictable events or uncertainties that may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations.

Operating Expenses: Our total operating expenses for the three and nine months ended March 31, 2004 were $1,255,078 and $3,135,757, respectively. These expenses consisted as follows: consulting $67,373 and $303,173; payroll and payroll taxes $383,688 and $1,088,496; depreciation and amortization $79,461 and $215,418; research and development $199,628 and $400,217; and selling general and administrative $524,928 and $1,128,453, resulting in losses from operations of $1,109,179 and $2,927,789, respectively.

Our total operating expenses for the three and nine months ended March 31, 2003 were $737,658 and $2,142,933, respectively. These expenses consisted of: consulting expenses of $128,636 and $237,106; payroll and payroll taxes of $254,818 and $726,783; depreciation and amortization of $7,846 and $127,380; research and development $340 and $805; and selling, general and administrative expenses of $346,018 and $1,050,859, resulting in losses from operations of $740,748 and $2,167,365, respectively.

The overall increase in our operating expenses during the current nine month period compared to the same period the prior year can almost entirely be attributed to amortization of the cost of the shares of our common stock that have been issued by us for services in lieu of cash compensation as follows:
(1) payment and prepayment of our CEO's annual salary through June 30, 2004;
(2) payment and prepayment of product marketing consulting through June 30, 2004; (3) payment and prepayment of board of directors' fees and expenses through November 30, 2004; and (4) payment and prepayment of consulting services associated with the development of the polyurethane car tire through September 30, 2004. We had not made any material expenditures in research and development related to the polyurethane passenger car tire until October 2003 and we now estimate spending between an additional $150,000 to $200,000 for research and development during the balance of our fiscal year ending June 30, 2004. As a result, we estimate our monthly operating expenses to be approximately $375,000 through June 30, 2004, of which approximately $113,500 per month has been prepaid.

Additionally, our selling, general and administrative expenses for the three and nine month periods ended March 31, 2004, includes $209,490 and $250,640, in variable deferred consulting expenses, respectively. All of the options subject to variable calculation were exercised during the reporting period.

Other Income and Expense; Net Loss: During the three and nine month periods ended March 31, 2004, we had interest and other income of $4,691 and $15,157, respectively, compared to $3,605 and $15,093, respectively, for the comparable periods in 2003. Our interest income is derived from our cash and cash equivalents held in interest bearing accounts. We experienced a net loss from operations of $1,094,488 and $2,912,632, respectively, for the three and nine months ended March 31, 2004, with a basic loss per share of $0.06 and $0.16 per share, based on the weighted average number of shares outstanding of 18,040,426 and 17,687,515. In the prior year periods, we experienced a net loss of $737,143 and $2,152,272, respectively, for the three and nine months ended March 31, 2003, with a basic loss per share of $0.05 and $0.15, based on the weighted average number of shares outstanding of 14,701,603 and 14,460,457.

Liquidity and Capital Resources: We had current assets of $2,913,284 and current liabilities of $111,673, for a working capital surplus of $2,801,611 at March 31, 2004. Current assets consisted of cash and cash equivalents of $2,058,124, net accounts receivable of $268,046, inventory of $535,983, and prepaid expenses of $51,131. Net cash used in operations was $1,679,134 and $1,427,749 for the nine month periods ended March 31, 2004 and 2003, respectively. Our operations for the nine months ended March 31, 2004 have been funded primarily by collection of accounts receivable, the issuance of common stock for services and salary and the exercise of outstanding options.

Our operations for the comparative period ended March 31, 2003 were funded primarily by the sale of common stock, the issuance of common stock for services and salary, and the collections of account receivables. At March 31, 2004, we had net property and equipment of $1,320,041 after deduction of $1,486,509 in accumulated depreciation, a net increase of $17,254 compared to June 30, 2003. The increase was a direct result of placing additional equipment into production.

Because at June 30, 2003, we had a retained deficit of $21,669,572, our audit report contained a going concern paragraph as to our ability to continue as a going concern. At March 31, 2004, our accumulated deficit is $24,582,204. We are currently taking steps to maintain our operating and financial requirements in an effort to enable us to operate as a going concern until such time as revenues from the sale of our Products are adequate to cover our expenses, including:

     (1) evaluating (A) our cost of goods and equipment utilization and requirements of our manufacturing operations, and (B) our sales and marketing plan on a product sector basis;

     (2) incorporating revisions to our methods, processes and costs in order to achieve necessary manufacturing efficiencies (i.e., line automation, reduced material costs, reduced product waste, etc.).

     (3) incorporating revisions to our sales and marketing plan to emphasize a sector-by-sector market driven approach to achieve distribution and sell thru support to maintain distribution. Therefore, we have shifted from our in-house salesmen calling on independent retailer customers to using outside sales representatives calling those customers, thereby allowing our in-house salesmen to work directly with OEMs and distributors.

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

During the three month period ended March 31, 2004, we received $1,606,000 cash through the exercise of certain outstanding options to acquire our common stock. We anticipate that these funds will be sufficient to meet our working capital requirements through June 30, 2004

Impact of Inflation: At this time we do not anticipate that inflation will have a material impact on our current or future operations.

                    ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
-----------------------------------------------------
Our management, under the supervision and with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2004, which is the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that these disclosure controls and procedures are effective to provide that
(i) material information relating to our business is made known to these officers by other employees, particularly material information related to the period for which this periodic report is being prepared; and (ii) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated and adopted by the Securities and Exchange Commission.

(b) Changes in internal controls.
---------------------------------
There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

                            ITEM 1.  LEGAL PROCEEDINGS

     None.

                       ITEM 2.  CHANGES IN SECURITIES

In January 2004, we issued 500,000 shares of our restricted common stock for cash of $1,500,000, in connection with the exercise of outstanding stock options at $3.00 per share.

In January 2004, pursuant to a resolution of our Board of Directors, we granted several employees stock options to purchase an aggregate of 60,000 shares of common stock at an exercise price of $6.70 per share. The stock options expire on December 31, 2005.

All of our securities issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.


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

(a) EXHIBITS.
-------------
Exhibit 31.01 - Certification of Principal Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.02 - Certification of Principal Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.01 - Certification of Principal Executive Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.02 - Certification of Principal Financial Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  REPORTS ON FORM 8-K.
-------------------------
On May 3, 2004, we filed a Form 8-K, Current Report, ITEM 5. OTHER EVENT, reporting that effective May 3, 2004, we entered into a Manufacturing and Distribution License Agreement and related agreements (collectively, the "Agreement") with Liberty Circle S.A., a Panamanian corporation. Liberty Circle is part of a business consortium that is designing and building a high-tech industrial development and manufacturing park in Panama. This Agreement is dependent upon Liberty Circle obtaining funding totaling approximately $6.5 million dollars within 120 days of the execution date of the Agreement.

Subject to Liberty Circle obtaining the necessary funding commitment, the Agreement provides an exclusive license for Liberty Circle to manufacture and market certain of our polyurethane foam Flatfree[TM] tire products (the
"Products")in Latin America.   The Agreement also includes provisions for us
to produce and install the necessary manufacturing equipment for the Products, and to supply the proprietary chemical systems needed for Liberty Circle to produce the Products. In connection with the Agreement, we will also provide Liberty Circle with equipment setup, training and manufacturing support. The exclusivity of the license is dependent on Liberty Circle meeting annual minimum requirements for the purchase of chemical systems from us once the installation of the manufacturing equipment is completed and production commences. We anticipate that it will take approximately 9 to 12 months from funding to have the manufacturing equipment installed and ready to produce Products.

In addition to the above, upon funding by Liberty Circle, we have committed to design and develop moped, motor scooter and motorcycle tires to be produced by Liberty Circle for the Latin American marketplace.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 2004                      AMERITYRE CORPORATION


                                         /S/RICHARD A. STEINKE
                                         ----------------------------------
                                         President and Chief Executive Officer

                                         AMERITYRE CORPORATION
Dated: May 17, 2004                      /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Secretary/Treasurer and
                                         Principal Accounting Officer