Form 10KSB
period 2004-06-30
AMERITYRE CORP
filed 2004-09-28
CIK 945828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       June 30, 2004
                                     -------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

  State issuer's revenues for its most recent fiscal year:  $1,419,124
                                                            ----------
  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

  Based on the average of the high and low bid prices of our common stock at September 24, 2004, of $8.93 per share, the market value of shares held by nonaffiliates (15,472,054 shares) would be approximately $138,088,082.

  As of September 27, 2004, we had 18,722,168 shares of common stock issued and outstanding.

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

General
-------
We were incorporated as a Nevada corporation on January 30, 1995 under the name American Tire Corporation, to take advantage of certain proprietary and nonproprietary technology available for the manufacturing of Flatfree[TM] tires from polyurethane foam. We changed our name to Amerityre Corporation in December 1999. Since our inception, we have developed additional proprietary technology relating to Flatfree[TM] polyurethane foam tires. We have completed the fundamental technical development of the processes to manufacture non-highway use Flatfree[TM] polyurethane foam tires for bicycles, wheelchairs, lawn and garden products, commercial and riding lawnmowers, as well as golf cars (the "Products").

Polyurethane Foam Tire Technology
---------------------------------
The Products produced from our Flatfree[TM] polyurethane foam tire technology differ from pneumatic tires in several ways: pneumatic tires are made from rubber; some pneumatic tires require an inner tube; and all pneumatic tires require initial air inflation and thereafter air pressure monitoring and re-inflation as may be required. Even though our Products provide equivalent "pneumatic ride-quality", they are considered "non-pneumatic" because they do not require inflation. Our Products are multi-density in nature and consist of specially formulated polyurethanes creating a closed cell foam construction which effectively reproduces the ride quality of a pneumatic tire. The closed cell foam construction, which forms one of the key components of our technology, contains millions of closed cells containing compressed air. Therefore, our Products are best identified as "Flatfree" in that they have no inner tube, do not require inflation and will not go flat even if they are punctured. Moreover, the closed cell infrastructure allows the tire to maintain its stability. Flatfree[TM] tires are mounted on the wheel rim in much the same way a pneumatic tire is mounted (with the assistance of a tire lever or tire mounting press). Apart from cleaning, our Products are virtually maintenance free, they eliminate the need to make tedious puncture repairs, offer superior wear and a superior ride to rubber based tires. Fundamentally, our Products are safer than rubber based pneumatic tires as they can never be under or over inflated. Our Products have been designed for use by "on/off" road and "highway" bicycles, lawn and garden equipment such as wheelbarrows and hand trucks, as well as wheel chairs, riding and commercial mowing equipment and golf cars.

Polyurethane Elastomer Technology
---------------------------------
In addition to manufacturing the Flatfree [TM] polyurethane foam Products referred to above, since August 2001, we have also been engaged in the development of polyurethane elastomer tires for highway and agricultural use based on our proprietary technology and various methods and processes relating to the manufacturing of those tires from liquid elastomers. The polyurethane elastomer material is identified by us as Elastothane[TM]. Elastothane [TM] and the technology to produce tires using Elastothane[TM] are significant to us because we believe that combined they will result in a tire that can be produced quickly and less expensively than traditional rubber pneumatic tires, while meeting or exceeding the performance of those tires.

During the reporting period we produced a limited number of prototype polyurethane car tires based on our "air, no-air" run flat technology and announced we had submitted prototypes to an independent lab for testing to determine if the tires comply with Federal Motor Vehicle Safety Standard No. 109, applicable to new pneumatic tires. FMVSS No. 109 specifies tire dimensions and laboratory test requirements for bead unseating resistance, strength, endurance, and high speed performance; defines tire load ratings; and specifies labeling requirements for passenger car tires. In April 2004, we received independent laboratory tests results certifying the prototype tires complied with the test requirements of FMVSS 109. We believe that passing the test requirements is the first significant step required to advance the performance of the Elastothane[TM] material and the tire manufacturing technology. Compliance with FMVSS 109 is necessary to commercially market tires within the United States.

The National Highway Traffic Safety Administration has established a new standard for light vehicle tires, FMVSS 139, that will take effect June 1, 2007. Voluntary compliance with this standard is permitted before that date. Under this standard, light vehicle tires are required to meet a high speed test, an endurance test, a low inflation pressure performance test, a resistance-to-bead unseating test, and a road hazard impact/strength test. This standard applies to tires for passenger cars, multipurpose passenger vehicles, trucks, buses and trailers with a gross vehicle weight rating of 10,000 lbs. or less, manufactured after 1975. Additional testing will be required to demonstrate that tires produced utilizing our technology can comply with standard. However, we believe that our tire technology will comply with FMVSS 139 prior to its implementation.

Licensing of Manufacturing Technology
-------------------------------------
In May 2004, we granted an exclusive license to Liberty Circle, S.A. to manufacture and market certain of our Flatfree[TM] polyurethane foam tire products in Latin America. The Agreement also includes provisions for us to produce and install manufacturing equipment and the proprietary polyurethane chemical systems needed for Liberty Circle to produce the polyurethane foam tires. The exclusivity of the license is dependent on Liberty Circle meeting annual minimum purchase requirements for the purchase of chemical systems from us once the installation of the manufacturing equipment is completed and production commences. We anticipate that it will take approximately 9 to 12 months (July to September 2005) to have the manufacturing equipment installed and ready to commence production. In connection with the agreement, we will also provide Liberty Circle with equipment setup, training and manufacturing support. In addition to the above, we have committed to design and develop moped, motor scooters and motorcycle tires to be produced by Liberty Circle for the Latin American marketplace. We recently granted Liberty Circle an extension to October 24, 2004 to meet the funding requirements to purchase the equipment. (See FINANCIAL STATEMENTS, Note 8 - SUBSEQUENT EVENTS.)

Licensing of Manufacturing Equipment and Sale Proprietary Chemical Systems
---------------------------------------------------------------------------
We propose to offer to interested parties manufacturing and marketing rights to produce various Flatfree[TM] polyurethane foam tire products similar to the agreement with Liberty Circle described above. Such agreements will involve marketing and distribution rights in various geographic areas. In connection with any such licensing we will also be providing the proprietary polyurethane chemical systems needed to produce the products.

The sales of proprietary chemical systems will be based on annual minimum purchase requirements once the manufacturing equipment has been completed and production commences. We anticipate that it will take approximately 9 to 12 months from the time a manufacturing and marketing agreement has been reached to have the manufacturing equipment installed and ready to commence production.

Product Marketing Plan
----------------------
Historically, we have essentially been a technology company in the development stage, manufacturing a limited number of Products for the purpose of validating our Flatfree[TM] tire technology. We now have an extensive line of Flatfree[TM] closed-cell polyurethane foam Products for various industrial segments. We have commenced an aggressive plan for obtaining market share for each independent segment through the development of close relationships with strategic industry partners who are leaders in agricultural, outdoor power equipment, lawn and garden equipment, mobility and other markets that will enable us to utilize the various channels to market that these potential partners currently enjoy. We also are actively engaging original equipment manufacturers who utilize tires in significant volume. Our sales force has commenced penetrating the various markets seeking sizable opportunities. We have established representatives throughout the United States who are working within the retail market. We are also aggressively engaging distribution marketers for tires. We plan to have our segment based marketing strategy for our Products fully implemented during the fiscal year ending June 30, 2005.

Competition
-----------
Currently, we know of a few companies that utilize a manufacturing process similar to ours to produce tires from polyurethane foam (i.e., Green Tire, UK; Alshin Tire, USA; KIK Technology International, Inc., USA; Woo Tire, China; and Krypton-India, India). In addition to manufacturers of polyurethane foam tires, as a potential OEM supplier, we compete directly with firms that manufacture and market conventional low-duty pneumatic and semi-pneumatic tires made from rubber. Our technology differs from existing polyurethane foam tire technology in at least two ways, including: (1) the formulation of the polyurethane; and (2) the manner in which the polyurethane is distributed throughout the mold.

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

All of our Products are inspected following the manufacturing process and prior to shipment to ensure quality. Any Product considered by our quality control personnel to be defective is disposed of through traditional refuse collection services or can be ground into pellets, which can be melted and reused to make other products and reduce waste of raw materials.

Patents
-------
Our technology is proprietary. Set forth in the schedule below are the patents that have been issued or for which a patent application is pending with respect to our technology.

Description of Patents                          U.S. Patent No.   Issued Date
----------------------                          ---------------   -----------
Method for Making Polyurethane Tires
 with an Outer Skin                               4,855,096       8/08/1989
Apparatus for Making Foam Products                4,943,223       7/24/1990
Apparatus and Method for Manufacturing
 an Item From Polyurethane Foam and the Like      5,906,836       5/25/1999
Improved Method for Making Tires and the Like     6,165,397       12/26/2000
Non-Pnuematic Tire and Rim Combination            6,431,235       8/13/2002
Run Flat Tire with Elastomeric Inner Support      6,679,306       1/20/2004

Description of Patents Pending                           Action    Status
------------------------------                           ------    ------
Method for Manufacturing a Tire with Belts, Plies and
 Beads Utilizing a Precured Elastomer and Cold Rolling Filed Pending Method for Manufacturing a Metal Core Wheel with
 Elastomeric Coating                                     Filed     Pending
Air No-Air Elastomeric Tire                              Filed     Pending
Tire with Arch Shaped Shoulders                          Filed     Pending
Method and Apparatus for Suspending a Core of Plies,
 Belts and Beads and for Positioning the Core in a
 Mold for Forming and Elastomeric Tire                   Filed     Pending
Improved Method and Apparatus for Suspending a Core of
 Plies, Belts and Beads and for Positioning the Core in
 a Mold for Forming and Elastomeric Tire                 Filed     Pending
Method and Apparatus for Forming a Tire                  Filed     Pending

Trademarks
----------
We have used various trademarks in association with the marketing our Products, including the names Arcus [TM] Flatfree[TM], Amerityre[TM], Amerithane[TM] and Elastothane[TM]

Regulation and Environmental Compliance
---------------------------------------
We know of no particular federal or state regulations applicable to our manufacturing processes. We are subject to various local, state, and federal laws and regulations including, without limitation, regulations promulgated by federal and state environmental and health agencies, the federal Occupational Safety and Health Administration, and laws pertaining to hiring, treatment, safety, and discharge of employees. Our manufacturing operations must also meet federal, state, and local regulatory standards in the areas of labor, safety, and health. We believe that we will be able to operate in compliance with such regulations, including laws related to the handling and use of environmentally hazardous materials.

Employees
---------
As of June 30, 2004 we had 26 full-time employees, including 14 salaried and 12 hourly employees. We also hire temporary labor for manufacturing needs as required. None of our employees are represented by a labor union. We believe that we will be able to hire a sufficient quantity of qualified laborers in the local area to meet our employment needs. Our manufacturing process does not require special training, other than orientation to our production techniques and specific equipment.


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

                            ITEM 3. LEGAL PROCEEDINGS

     None.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 2004.

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

Fiscal Year Ended June 30, 2004               High Close     Low Close
-------------------------------               ----------     ---------
Fourth Quarter                                 $11.95        $8.20
Third Quarter                                  $12.74        $6.69
Second Quarter                                 $6.42         $3.90
First Quarter                                  $5.38         $3.45

Fiscal Year Ended June 30, 2003               High Close     Low Close
-------------------------------               ----------     ---------
Fourth Quarter                                 $4.85         $1.95
Third Quarter                                  $2.25         $1.95
Second Quarter                                 $2.55         $1.85
First Quarter                                  $3.02         $2.10

Fiscal Year Ended June 30, 2002
-------------------------------
Fourth Quarter                                 $3.70         $2.65
Third Quarter                                  $3.90         $2.04
Second Quarter                                 $3.15         $1.75
First Quarter                                  $5.55         $2.50

At September 24, 2004, the Company's Common Stock was quoted on the OTC Bulletin Board at a closing price of $8.45 per share.

Since our inception, we have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future. At September 27, 2004, we had approximately 580 shareholders of record based on information provided by our transfer agent, Interwest Transfer Company, 1981
E. Murray-Holladay Road, Holladay, Utah  84117.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements within the meaning of
Section 17A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "believes," "budget," "target," "goal," "anticipate," "expect," "plan," "outlook," "objective," "may," "project," "intend," "estimate," or similar expressions.

Year ended June 30, 2004 compared to year ended June 30, 2003
-------------------------------------------------------------
For a substantial portion of our operating history we focused on the development of our technology and have been a development stage company. During this time we had limited revenues from the sale of or Products. In October 2001, we began selling our Products to bicycle shops, hardware stores and tire stores in the United States through the use of a few independent regional sales representatives traveling throughout their respective regions. In April 2003, we began to implement changes to our sales and marketing plan based on a product sector approach. This change helped us to increase our sales, so that our net sales for the year ended June 30, 2004 were $1,419,124, a 36% increase over net sales for the year ended June 30, 2003 of $1,040,246.

Our cost of sales for the year ended June 30, 2004 was $1,114,230, or 78.5% of sales as compared to $976,132, or 93.8% of sales for the year ended June 30, 2003, resulting in a gross margin of $304,894 or 21.5% as compared to a gross margin of $64,114 or 6.2% for the respective periods. The increase in our gross margin for the year ended June 30, 2004, is a direct result of incorporating revisions to our methods, processes and costs in order to achieve increase manufacturing efficiencies. We are continuing to effect these revisions and we believe that, for the fiscal year ending June 30, 2005, our direct costs as a percent of sales will continue to be reduced as our volume of Product sales exceeds the fixed costs of minimum Product production (i.e., labor and raw material costs, etc.). We believe we currently have sufficient manufacturing equipment and employees to merit a substantial increase in production without incurring a proportionately equivalent increase in labor costs. In addition, we continue to seek reductions in raw material and component costs from our principal suppliers.

During the year ended June 30, 2004, we experienced an increase in the cost of wheel components for our tire/wheel assemblies due to the increasing cost of steel. We did not pass the increases on to our customers and elected to seek alternative suppliers for components that were priced more competitively. However, if the cost of steel wheel components continues to rise during fiscal year 2005, we may elect to amend our product pricing to reflect the increase in component costs. During the reporting period, our chemical pricing remained relatively constant. We know of no other predictable events or uncertainties that may be reasonably expected to have a material negative impact on the net sales revenues or income from our operations other than a the continuation of the sluggish U.S. economy that has occurred over the past several months and the reduced consumer spending resulting therefrom.

Corporate Expense. For fiscal year 2004, total operating expenses were $5,045,895, consisting of consulting expenses of $370,666, payroll and payroll taxes of $2,345,082, depreciation and amortization of $296,232, research and development cost of $572,002, bad debt expense of $3,713 and selling, general and administrative expenses of $1,458,200, resulting in a loss from operations of $4,741,001. For fiscal year 2003, total operating expenses were $3,173,149, consisting mainly of consulting expenses of $339,934, payroll and payroll taxes of $1,083,910, depreciation and amortization of $298,625, research and development costs of $28,607, bad debt expense of $51, loss on impairment of assets of $67,982 and selling, general and administrative expenses of $1,354,040, resulting in a loss from operations of $3,109,035.

Our corporate expenses increased from $3,173,149 in fiscal year 2003 to $5,045,895 in fiscal year 2004, in large part to the following reasons: (1) An increase in outside product and marketing consulting fees as a result of issuing common stock for services valued at current market value in lieu of cash payments; (2) An increase in executive and employee compensation as a result of issuing common stock for services valued at current market value in lieu of cash payments; and (3) An increase in research and development expenses, in large part attributed to the specific endeavor to develop our polyurethane elastomer car tire technology. In connection with the foregoing, during fiscal year 2004, we issued equity instruments for services in lieu of cash with an aggregate value of $2,176,692.

For fiscal year 2005 we are estimating that our selling, general and administrative expenses will remain relatively constant with the approximately $5,000,000 expended in fiscal year 2004.

Interest Expense. We had no interest expense during fiscal years 2004 and 2003.

Other Income. For fiscal year 2004, we had other income of $19,746, consisting of interest income of $17,234 (earned on account receivables and temporary investments of cash not immediately needed in ordinary daily business) and miscellaneous income of $2,512. In fiscal year 2003, we had other income of $17,063, consisting of interest income of $16,397 and $666 of miscellaneous income.

We experienced a net loss of $4,721,255 for the year ended June 30, 2004, compared with a net loss of $3,091,972 for the year ended June 30, 2003. The basic loss per share for fiscal year 2004 was $0.26 as compared to $0.21 for fiscal year 2003, based on the weighted average number of shares outstanding of 17,846,910 and 14,796,744 for the respective periods.

Liquidity and Capital Resources
-------------------------------
During the fiscal year ended June 30, 2004, we financed our operations through collecting accounts receivable and issuing common stock for: cash (paid in connection with the exercise of outstanding stock options); prepayment of certain salaries; and payment of professional services.

At June 30, 2004, we had current assets of $2,414,814 and current liabilities of $58,683, for a working capital surplus of $2,356,131, a decrease in the working capital surplus of $3,041,352 we had at June 30, 2003. We had cash and cash equivalents of $1,591,289 and net accounts receivable of $167,002 at June 30, 2003 compared to cash and cash equivalents of $2,490,604 and net accounts receivable of $128,481 at June 30, 2003. Our decrease in cash and equivalents at June 30, 2004, is attributable to the purchase of assets of $436,517 and the significant increase in overall operating expenses during the reporting period.

Net cash used by our operating activities for the fiscal year 2004 was $2,197,583, compared to $2,110,769 for the fiscal year 2003. Our operations for fiscal year 2004 were funded primarily by cash and cash equivalents, accounts receivables, and the issuance of common stock for services and salary. Our operations for fiscal 2003 were funded primarily the same way.

At June 30, 2004, we had net property and equipment of $1,445,993, after deduction of accumulated depreciation of $1,567,187. At June 30, 2003, we had net property and equipment of $1,302,787, after deduction of $1,273,876 in accumulated depreciation. The increase in net property and equipment for fiscal year 2004 was a direct result of the purchase of software, additional production equipment and improvements to our leased executive/manufacturing facility. At June 30, 2004, our property and equipment consisted mainly of leasehold improvements, $163,896; molds and models, $315,282; equipment, $2,253,217; furniture and fixtures, $70,033; vehicles, $25,851; and software, $184,901.

Because we had an retained deficit of $26,390,827 at June 30, 2004, our audit report contains a going concern modification as to our ability to continue as a going concern. We have taken certain steps to maintain our operating and financial requirements in an effort to enable us to operate as a going concern until such time as revenues from the sale of our Products are adequate to cover our expenses, including: (1) evaluating (A) our cost of goods and equipment utilization and requirements of our manufacturing operations, and
(B) our sales and marketing plan on a product sector basis; (2) incorporating revisions to our methods, processes and costs in order to achieve necessary manufacturing efficiencies (i.e., line automation, reduced material costs, reduced product waste, etc.); (3) seeking reduced material and component costs from suppliers; (4) licensing manufacturing and marketing rights to certain of our polyurethane tire products to third-party manufacturers based on geographical locations and boundaries; (5) selling manufacturing equipment to third-parties to manufacturer certain of our polyurethane tire products; (6) selling our proprietary polyurethane chemical systems to third-party manufacturers that utilize our manufacturing equipment; (7) offering contract design and engineering services to the tire and auto industries; (8) obtaining supplemental funding through exercise of outstanding in the money options; (9) issuing common stock in lieu of cash as compensation for employment, development, and other professional services; and (10) sale of shares of common stock for cash in either in private placement or registered offering.

We anticipate that during the upcoming fiscal year we will need approximately $4,000,000 to implement our plan and to meet our working capital requirements.

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

                        ITEM 7.  FINANCIAL STATEMENTS

Our financial statements appear beginning on page 28 of this Form 10-KSB.

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices or procedures or financial disclosure.

                     ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
-----------------------------------------------------
Our chief executive officer and our chief financial officer believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are effective, based on our evaluation of such disclosure controls and procedures on June 30, 2004.

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

                                 PART III
    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age, and position of each executive officer and director who have served during the fiscal year ended June 30, 2004 and the term of office of each director of the Company.

   Name            Age   Position                   Director or Officer Since
   ----            ---   --------                   -------------------------
Richard A. Steinke  62   Chairman, Director, CEO    January 1995 (1)
Elliott N. Taylor   46   Executive Vice President   June 2002
James G. Moore, Jr. 56   COO and VP Operations      August 1999
Anders A. Suarez    38   Chief Financial Officer    July 2004 (2)
David P. Martin     62   VP Sales and Marketing     November 1999 (3)
David K. Griffiths  66   Secretary/Treasurer        February 1995
Louis M. Haynie     77   Director                   July 1997
Henry D. Moyle      74   Director                   March 1999
Wesley G. Sprunk    67   Director                   January 2003
Norman H. Tregenza  67   Director                   April 2003
---------------------
(1) Mr. Steinke became President and CEO in November 1999.
(2) Mr. Suarez was appointed CFO effective July 1, 2004.
(3) Mr. Martin was VP Sales and Marketing through March 31, 2004.

The term of office of each of our directors is one year and until his successor is elected and qualified at our annual meeting, subject to removal by the Shareholders. The term of office for each Officer is one year and until a successor is elected at the annual meeting of our Board of Directors and is qualified.

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

Anders Suarez was appointed our chief financial officer in July 2004. Prior to his appointment he worked as our Financial Systems Administrator since October 2003. Prior to joining us, from 1999 to 2003, Mr. Suarez worked as a project manager/senior consultant for ePartners, Inc., Phoenix, Arizona, a leading provider of Microsoft-based business solutions for middle market companies. He received his B.S. in Finance from the University of Arizona, Tucson, Arizona in 1995, and his M.B.A. from Thunderbird-The American Graduate School of International Management, Glendale, Arizona in 1996.

David K. Griffiths has been our Secretary/Treasurer since December 2000 and was our principal accounting officer from February 1995 to June 2004. From 1960 to 1995, he was self-employed as an accountant/consultant for various small businesses. He offers the Company 45 years experience in accounting and accounting related systems. He received a B.S. in Accounting from Arizona State University, Tempe, Arizona in 1959.

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

Henry D. Moyle, Jr. has been a member of our board of directors since March 1999. Since 1992, he has been President and C.E.O. of Silver Lake Company, and formerly President and C.E.O. of Brighton Properties, Inc. From 1970 to 1983, he was President and C.E.O. of Research Industries Corporation. He received a B.A. from Stanford in 1957, and a J.D. degree from the University of Utah in 1959. He is the owner of Sunset Canyon Ranch, raising cattle and racehorses, and serves on the board of directors of Silver Lake Company and Sunset Medical Corporation.

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

Involvement in Certain Legal Proceedings
----------------------------------------
On April 28, 2003, a petition for bankruptcy under Chapter 11 of the Bankruptcy Code was filled in the United States Bankruptcy Court, District of Nevada, Case No. 03-15079 (the "Petition"), concerning Lew Corporation, a Nevada corporation, Corporation, in which Richard A. Steinke served as Chairman of the Board of Directors. The Petition was withdrawn in January 2004. We are not a creditor in this action.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
Our common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in connection therewith, it is the responsibility of our directors, officers, and beneficial owners of more than 10% of our common stock to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership. To the best of our knowledge, no such persons failed to file on a timely basis any reports required pursuant to Section 16 of the Exchange Act, as of June 30, 2004.

Audit Committee
---------------
In September 2002, our Board of Directors appointed a three person Audit Committee consisting of two directors, Louis M. Haynie and Henry D. Moyle, Jr., and one member of our management, Elliott N. Taylor. Our board of directors has determined that Mr. Haynie is an "audit committee financial expert" as defined under new SEC regulations, who is independent of management. See also "Committees of Our Board of Directors" under ITEM 10 below.

Code of Ethics
--------------
We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other financial employees. The Code of Ethics is posted on our website www.amerityre.com.

                     ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our chief executive officer and each of our other executive officers who received compensation in excess of $100,000 during such period (as determined at June 30, 2004, the end of our last completed fiscal year):

                                   Summary Compensation Table
                                                         Long Term Compensation
                                                         ----------------------
                     Annual Compensation                 Awards       Payouts
                                           Other        Restricted
Name and                                   Annual        Stock     Options LTIP     All other
Principal Position Year Salary    Bonus($) Compensation   Awards   /SARs   Payout  Compensation
------------------ ---- ------    -------- ------------   ------   ------- ------  ------------
Richard A. Steinke  2004 $472,500    -0-    $492,000
CEO, Pres. and      2003 $424,000    -0-    $ -0-         -0-      -0-     -0-       -0-
Chairman            2002 $400,000    -0-    $30,000       -0-      -0-     -0-       -0-

Elliott N. Taylor,  2004 $120,000    -0-    $81,999       -0-      -0-     -0-       -0-
Executive V.P.      2003  120,000    -0-      -0-         -0-      -0-     -0-       -0-
                    2002    5,000    -0-      -0-         -0-      -0-     -0-       -0-

Compensation to our Named Executive Officers
--------------------------------------------
Pursuant to a resolution of our board of directors in December 2001, Richard
A. Steinke was issued 100,000 shares of restricted common stock in lieu of cash compensation for services through December 31, 2001 and an additional 100,000 shares of restricted common stock as prepaid compensation through June 30, 2002. The aggregate value of the 200,000 shares was $400,000 based on the closing price of our common stock on the date of the board resolution. In November 2002, the board authorized the issuance of 200,000 shares of restricted common stock to Mr. Steinke as employment compensation from July 1, 2002 through June 30, 2003. The aggregate value of the 200,000 shares was $424,000, based on the closing price of our common stock on the date of the board resolution.

In October 2003, our board authorized the issuance of 125,000 shares of restricted common stock to Mr. Steinke as employment compensation from July 1, 2003 through June 30, 2004. The value of the shares was $472,500, based on the closing price of the common stock on the date of the board resolution. In May 2004, the board approved the issuance of 60,000 shares of common stock to Mr. Steinke as additional compensation for service provided during the fiscal year. The value of the shares was $492,000, based on the closing price of our common stock on the date of the board resolution.

During the year ended June 30, 2004, Elliott N. Taylor received a base salary of $120,000. In addition, the board approved the issuance of 10,000 shares of common stock to Mr. Taylor as additional compensation for services provided during the fiscal year. The value of the shares was $81,999, based on the closing price of our common stock on the date of the board resolution.

Employment Benefits
-------------------
We provided health and medical insurance to Messrs. Steinke and Taylor, similar to that which is made available to all full time employees, and we reimbursed Messrs. Steinke and Taylor for reasonable out-of-pocket expenses incurred in connection with our business.

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

Options/SAR Grants
------------------
The following tables contain information regarding the Plan Options granted to the Company's named executive officers during the fiscal year ended June 30, 2004:

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

None                     N/A             N/A            N/A         N/A


              Aggregate Option/SAR Exercises in Last Fiscal Year

                                                   Number of
                                                   Securities    Value of
                                                   Underlying    Unexercised
                                                   Unexercised   In-the-Money
                                                   Options/SARs  Options/SARs
                     Shares                        at FY-End(#)  at FY-End($)
                     Acquired       Value          Exercisable/  Exercisable/
Name                 on Exercise(#) Realized($)    Unexercisable Unexerciable
-------------------  -------------  -------------  ------------  ------------
Elliott N. Taylor          105,000        686,450     200,000/0   1,190,000/0

Pension Table
-------------
Not Applicable.

Other Compensation
------------------
None.

Compensation of Directors
-------------------------
On November 21, 2003, at the Annual Meeting of Directors, our board of directors approved the issuance of 10,000 shares of restricted common stock to each of our four (4) independent directors as compensation for board services and related travel expenses for the period from December 2003 to November 2004. The aggregate value of the shares was $244,000, based on a closing price per share of $6.10 on the date of the approval.

As compensation for serving on the Executive Committee, each non-employee director who serves as a member of the Executive Committee received a cash payment of $22,000 for service through December 31, 2003. Members of the Executive Committee have received no compensation for their service on the Executive Committee for the period from January 1, 2004 to the date of this report.

Committees of our Board of Directors
------------------------------------
In September 2002, our Board of Directors appointed a three person Audit Committee consisting of two directors, Louis M. Haynie and Henry D. Moyle, Jr., and one member of our management, Elliott N. Taylor. Our board of directors has determined that Mr. Haynie is an "audit committee financial expert" as defined under new SEC regulations, who is independent of management. The tasks and responsibilities of the Audit Committee include (i) the review and discussion of the audited financial statements with management,
(ii) discussing with the independent auditors the matters required to be discussed by the Statement of Auditing Standards No. 61, as may be modified or supplemented, and (iii) receiving from auditors disclosure regarding the auditors' Independence Standards Board Standard No. 1, as may be modified or supplemented. Members of the audit committee met (3) times during the fiscal year ended June 30, 2004.

In December 2002, our board established an Executive Committee consisting of Richard A. Steinke, Louis M. Haynie and Henry D. Moyle, Jr.

The Executive Committee was formed to: (1) review our existing policies and procedures relating to executive compensation and board compensation, as well as review management's recommendations regarding changes and/or modifications thereto; (2) review potential nominees for board membership and make recommendations to the full board regarding the nominees; (3) review and make recommendations regarding our short-term and long-term operating plan; and (4) review management's plans regarding product development, product pricing structure, product market segments and product marketing strategy and make recommendations regarding changes and/or modifications thereto.

The Executive Committee meets on an ad hoc basis from time to time as determined by Mr. Steinke, who serves as chairman of the Executive Committee, but at least once per month until such time as the Executive Committee is disbanded or until their successors are duly elected and shall qualify. Members of the executive committee met twelve (12) times during the fiscal year ended June 30, 2004.

Meetings of our Board of Directors
----------------------------------
Our Board of Directors held ten (10) meetings during the last fiscal year (including those meetings conducted by telephone conferencing).

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

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------
Unless otherwise disclosed below, as of June 30, 2004, the end of our most recent fiscal year, there are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment or any change in our control, or a change in the person's responsibilities following a change in our control.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth as of September 27, 2004 the name and address and the number of shares of our Common Stock held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 18,722,168 shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group. The information on share numbers and percentage ownership listed assumes: a) the exercise of options by the beneficial owner (all included options are currently exercisable); and b) a corresponding increase in the number of shares issued and outstanding.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title
 of      Name and Address              Amount and Nature of     Percentage
Class    Beneficial Owner              Beneficial Ownership(1)   of Class
-----    ----------------              --------------------     ----------
Common   Richard A. Steinke            (2)      1,485,000             7.93
         1501 Industrial Road
         Boulder City, NV  89005

Common   Centurion Holdings, LLC       (3)      1,300,000             6.49
         375 Park Avenue, Suite 2008
         New York, NY 10152

Common   Lee Iacocca                   (4)      1,000,000             5.07
         1501 Industrial Road
         Boulder City, NV 89005

Security Ownership of Management of the Company
-----------------------------------------------
Title
 of      Name and Position of          Amount and Nature of     Percentage
Class    Officer and/or Director       Beneficial Ownership(1)   of Class
-----    -----------------------       --------------------     ----------
Common   Richard A. Steinke, CEO/Pres.   (2)      1,485,000       7.93
Common   Elliott N. Taylor, Exec. VP     (5)        338,860       1.79
Common   Anders A. Suarez, CFO           (6)         40,900       0.22
Common   James Moore, Vice President     (7)         58,071       0.31
Common   David K. Griffiths, Sec./Treas. (8)        115,383       0.61
Common   Louis M. Haynie, Director       (9)        560,500       2.98
Common   Henry D. Moyle, Jr. Director    (10)       775,000       4.12
Common   Wesley G. Sprunk, Director                 101,700       0.54
Common   Norman H. Tregenza, Director    (11)       312,700       1.67

         Total Beneficial Ownership of
         All Officers and Directors as
         a Group (9 persons)                      3,788,114      19.67


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

(3) Represents options to acquire 1,300,000 shares at an exercise price of $7.00 per share that expire September 12, 2009.

(4) Represents options to acquire 1,000,000 shares at an exercise price of $7.00 per share that expire September 12, 2009.

(5) Includes options to acquire up to 200,000 shares at an exercise price of $4.00 per share that expire June 10, 2007. Also includes 25,000 shares per power of attorney; 20,692 shares as custodian for Mr. Taylor's minor children; and 80,918 shares as trustee for family trusts.

(6) Includes options to acquire up to 30,000 shares at an exercise price of $3.80 per share that expire September 30, 2006.

(7) Includes options to acquire up to 50,000 shares at an exercise price of $4.00 per share that expire April 1, 2005.

(8) Includes options to acquire up to 25,000 shares at an exercise price of $4.00 per share that expire April 1, 2005 and 30,000 shares at an exercise price of $2.00 per share that expire March 31, 2005.

(9) Includes options to acquire up to 103,000 shares at an exercise price of $4.00 per share that expire April 1, 2005. Also includes 2,000 shares owned beneficially and of record by Gae B. Haynie, spouse of Louis M. Haynie, of which Mr. Haynie may be deemed to have beneficial ownership.

(10) Includes options to acquire up to 100,000 shares at an exercise price of $4.00 per share that expire April 1, 2005. Also includes 55,000 shares owned beneficially and of record by Vickie L. Moyle, spouse of Henry D. Moyle, and 11,000 shares owned beneficially and of record by a minor child, all of which Mr. Moyle may be deemed to have beneficial ownership.

(11) Includes 13,000 shares held in an IRA, of which Mr. Tregenza is a beneficiary; 40,000 shares held of record by Norman H. Tregenza IV Trust, dated 9/26/86, Richard R. Keller trustee; 56,650 per power of attorney for Norman A. Tregenza; 20,000 shares held in an IRA, of which Alyce B. Tregenza, the spouse of Mr. Tregenza is the beneficiary; 5,000 shares per power of attorney for Alyce B. Tregenza; 45,650 shares per power of attorney for Suzanne C. Tregenza.

Securities Authorized For Issuance Under Equity Compensation Plans
------------------------------------------------------------------
                     Equity Compensation Plan Information
                     As of June 30, 2004 (Fiscal Year End)

                                                         Number of Securities
              Number of              Weighted            remaining available
              Securities to be       average exercise    for future issuance
              issued upon exercise   price of            under equity compen-
              of outstanding         outstanding         plans (excluding
              options, warrants      options, warrants   securities reflected
Plan          and rights             and rights          in column (a))
Category              (a)                  (b)                   (c)
------------  ---------------------  ------------------  --------------------
Equity
Compensation
Plans
Approved by
Security
Holders        1,422,000              $3.90                148,239

Equity
Compensation
Plans
Not Approved
by Security
Holders (1)         500,000              $3.00
                  ---------                                   -------
                  1,922,000              $3.66                148,239
                  =========                                   =======

(1) Includes options to acquire up to 500,000 shares at an exercise price of $3.00 per share that expire July 31, 2005, owned beneficially and of record by Focus Sales and Marketing, L.L.C. and issued as compensation in association with product marketing services.

On September 13, 2004, our Board of Directors authorized the issuance of an aggregate of 3,000,000 Options to certain non-employees at an exercise price of $7.00 per share. The closing price for our common stock on the date the Option grants were authorized was $6.95 per share. The Options vest immediately, but are exercisable only as follows: (a) one-third of the total Options are exercisable on the earlier of September 13, 2006 or the first day after the closing price of our common stock has equaled or exceeded a price equal to 150% of the exercise price for 20 consecutive trading days; (b) one-third of the total Options are exercisable on the earlier of September 13, 2006 or the first day after the closing price has equaled or exceeded a price equal to 175% of the closing price for 20 consecutive trading days; and (c) one-third of the total Options are exercisable on the earlier of September 13, 2006 or the first day after the closing price has equaled or exceeded a price equal to 200% of the closing price for 20 consecutive trading days. (See FINANCIAL STATEMENTS, Note 8 - SUBSEQUENT EVENTS.)

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Technology License Agreement
----------------------------
On October 29, 1999, we entered into an exclusive license agreement with our President, Richard A. Steinke, and two unrelated parties to license certain intellectual property rights known as "Apparatus for Making Foam Products" and "Method for Making Polyurethane Tires with an Outer Skin" embodied in United States Patent No.'s 4,943,223 and 4,855,096, respectively. The agreement gave us an exclusive license to use, sell, license, or otherwise exploit the technology worldwide in exchange for a royalty of $0.25 of the net selling price for all units produced utilizing the technology. The agreement required us to meet certain minimum production/royalty requirements. However, in October 2002, this agreement was amended to eliminate the provision requiring us to maintain minimum sales or royalties and restricting the royalty provision to those units produced and sold having a final production weight in excess of two (2) pounds. Effective July 1, 2004, the Agreement was amended to eliminate the royalty altogether in exchange for 15,000 shares of the Company's restricted common stock as a one-time payment to the licensees for their assignment and transfer of the technology to the Company. The closing price of the Corporation's common stock as quoted on the OTC Bulletin Board on July 1, 2004 was $9.75 per share, for a value of $146,250. The expense associated with the acquisition of the technology will be amortized over the remain life of the applicable patents. Due to our President's relationship with us, the agreement and the related amendments cannot be considered to have been negotiated at arm's length.

Other Agreements
----------------
In June 2002, we entered into an agreement with Taylor and Associates, Inc., our SEC counsel ("Taylor and Associates"), whereby, in consideration for our employment of Elliott Taylor as our Executive Vice President, we agreed to compensate Taylor and Associates for the potential financial detriment it might incur as the result of Mr. Taylor's employment by us. Mr. Taylor had been the principal attorney for Taylor and Associates since 1993. We have agreed to pay Taylor and Associates $2,750 per month for a period of 24 months, commencing on June 30, 2002 and continuing through May 31, 2004. At June 30, 2004, all amounts due under this arrangement were paid in full.

                 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of HJ & Associates, LLC.....................  28
Balance Sheet as of June 30, 2004........................................  29
Statements of Operations for the years ended June 30, 2004 and 2003......  31
Statements of Stockholders' Equity.......................................  32
Statements of Cash Flows for the years ended June 30, 2004 and 2003......  34
Notes to Financial Statements............................................  36

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

There were no reports on Form 8-K filed with the Commission during the quarter ended June 30, 2004

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
                Information required by Item 9(c) of Schedule 14A

  1) Audit Fees - The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is $35,326 and $47,595, respectively.

  2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements is $0 and $385, respectively. The services provided related to the review of registration statements filed during applicable period.

  3) Tax Fees. $1,914 and $0.

  4) All Other Fees. $2,519 and $0.

  5) Not applicable.

  6) Not Applicable.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERITYRE CORPORATION

Date: September 27, 2004                By /S/Richard A. Steinke, Chairman of
                                        the Board, President and CEO
                                        [Principal Executive Officer]


Date: September 27, 2004                By /S/Anders A. Suarez, CFO
                                        [Principal Accounting Officer]

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: September 27, 2004                /S/Louis M. Haynie, Director


Date: September 27, 2004                /S/Henry Moyle, Director


Date: September 27, 2004                /S/Wesley G. Sprunk, Director


Date: September 27, 2004                /S/ Norman H. Tregenza, Director

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Amerityre Corporation
Boulder City, Nevada

We have audited the accompanying balance sheet of Amerityre Corporation (the "Company") as of June 30, 2004 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerityre Corporation as of June 30, 2004, and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred significant losses from operations, which have resulted in an accumulated deficit, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HJ & Associates
HJ & Associates, LLC
Salt Lake City, Utah
September 24, 2004

                            AMERITYRE CORPORATION
                                Balance Sheet

                                   ASSETS
                                   ------
                                                                  June 30,
                                                                    2004
                                                                ------------
CURRENT ASSETS
 Cash and cash equivalents                                     $   1,591,289
 Accounts receivable - net of zero allowance                         167,002
 Inventory (Note 1)                                                  557,516
 Prepaid expenses                                                     99,007
                                                                ------------
   Total Current Assets                                            2,414,814
                                                                ------------
PROPERTY AND EQUIPMENT (Note 1)
 Leasehold improvements                                              163,896
 Molds and Models                                                    315,282
 Equipment                                                         2,253,217
 Furniture and fixtures                                               70,033
 Vehicles                                                             25,851
 Software                                                 184,901
 Less - accumulated depreciation                                  (1,567,187)
                                                                ------------
   Total Property and Equipment                                    1,445,993
                                                                ------------
OTHER ASSETS
 Patents and trademarks - net (Note 1)                               156,792
 Deposits                                                             43,180
                                                                ------------
   Total Other Assets                                                199,972
                                                                ------------
TOTAL ASSETS                                                   $   4,060,779
                                                                ============













The accompanying notes are an integral part of these financial statements.

                            AMERITYRE CORPORATION
                          Balance Sheet (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                                                  June 30,
                                                                    2004
                                                                ------------
CURRENT LIABILITIES
 Accounts payable                                              $      42,866
 Accrued expenses                                                     15,817
                                                                ------------
   Total Current Liabilities                                          58,683
                                                                ------------
   Total Liabilities                                                  58,683
                                                                ------------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
 Preferred stock: 5,000,000 shares authorized of
  $0.001 par value, -0- shares issued and outstanding                      -
 Common stock: 25,000,000 shares authorized of
  $0.001 par value, 18,429,168 shares issued and
  outstanding                                                         18,429
 Additional paid-in capital                                       30,594,482
 Expenses prepaid with common stock                                 (219,988)
 Retained Deficit                                                (26,390,827)
                                                                ------------
   Total Stockholders' Equity                                      4,002,096
                                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   4,060,779
                                                                ============















The accompanying notes are an integral part of these financial statements.

                           AMERITYRE CORPORATION
                          Statements of Operations
                                                     For the Years Ended
                                                           June 30,
                                                 ---------------------------
                                                     2004           2003
                                                 ------------   ------------
NET SALES                                       $   1,419,124  $   1,040,246

COST OF SALES                                       1,114,230        976,132
                                                 ------------   ------------
GROSS PROFIT                                          304,894         64,114
                                                 ------------   ------------
EXPENSES
 Consulting                                           370,666        339,934
 Payroll and payroll taxes                          2,345,082      1,083,910
 Depreciation and amortization                        296,232        298,625
 Research and development                             572,002         28,607
 Bad debt expense                                       3,713             51
 Loss on impairment of assets                               -         67,982
 Selling, general and administrative                1,458,200      1,354,040
                                                 ------------   ------------
   Total Expenses                                   5,045,895      3,173,149
                                                 ------------   ------------
LOSS FROM OPERATIONS                               (4,741,001)    (3,109,035)
                                                 ------------   ------------
OTHER INCOME
 Other income                                           2,512            666
 Interest income                                       17,234         16,397
                                                 ------------   ------------
   Total Other Income                                  19,746         17,063
                                                 ------------   ------------
NET LOSS                                        $  (4,721,255) $  (3,091,972)
                                                 ============   ============
BASIC LOSS PER SHARE                            $       (0.26) $       (0.21)
                                                 ============   ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                17,846,910     14,796,744
                                                 ============   ============










The accompanying notes are an integral part of these financial statements.

       32                 AMERITYRE CORPORATION
                     Statements of Stockholders' Equity

                                                                             Expenses
                                                 Additional      Stock      Prepaid with
                               Common Stock       Paid-in    Subscription    Common     Deferred     Accumulated
                            Shares     Amount     Capital     Receivable      Stock     Consulting     Deficit
                         -----------  --------  -----------  -----------  -----------  -----------  -----------
Balance, June 30, 2002    14,187,731  $ 14,188  $ 21,310,261  $  (562,721) $  (150,750)$ (103,433)$(18,577,600)

Common stock issued for
cash at $1.50 per share    2,170,000     2,170     3,252,830            -            -          -            -

Common stock issued for
cash at $2.00 per share      604,675       605     1,208,745            -            -          -            -

Cancellation of common
stock issued for stock
subscription receivable      (45,000)      (45)      (87,705)      87,750            -          -            -

Common stock issued to
CEO for compensation         200,000       200       423,800            -     (212,000)         -            -

Common stock issued for
exercise of options           20,000        20        39,980            -            -          -            -

Common stock issued for
cash-less exercise of
option                        10,462        10        23,562            -            -          -            -

Common stock issued for
services and prepaid
services                     182,500       183       360,493            -     (336,300)         -            -

Common stock issued for
stock offering costs          50,000        50        99,950            -            -          -            -

Stock offering costs               -         -      (220,954)          -            -           -             -

Common stock issued for
stock subscription deposit     4,500         4         8,996           -            -           -             -

Issuances of options
for services                       -         -         2,906           -            -           -             -

Amortization of expenses
prepaid with common stock          -         -             -           -      480,950           -             -

Additional interest recorded
on subscription receivable
and subscription receivable
related party                      -         -        15,547     (21,686)           -           -             -

Receipt of cash for subscription
receivable and interest on
subscriptions receivable           -         -             -     448,068            -           -             -

Receipt of services and debt
relief for subscriptions
receivable                         -         -             -      31,957            -           -             -

Valuation adjustment and
amortization of deferred
consulting                         -         -        55,500           -            -     (15,188)            -

Net loss for the year
ended June 30, 2003                -         -             -           -            -           -    (3,091,972)
                         -----------  --------  ------------ -----------  -----------  ----------  ------------
Balance, June 30, 2003    17,384,868  $ 17,385  $ 26,493,911 $   (16,632) $  (218,100) $ (118,621) $(21,669,572)
                         ===========  ========  ===========  ===========  ===========  ==========  ============

The accompanying notes are an integral part of these financial statements.

       33                 AMERITYRE CORPORATION
              Statements of Stockholders' Equity (Continued)

                                                                             Expenses
                                                 Additional      Stock      Prepaid with
                               Common Stock       Paid-in    Subscription    Common     Deferred     Accumulated
                            Shares     Amount     Capital     Receivable      Stock     Consulting     Deficit
                         -----------  --------  -----------  -----------  -----------  -----------  -----------
Balance, June 30, 2003    17,384,868  $ 17,385  $ 26,493,911  $   (16,632) $  (218,100)$ (118,621)$(21,669,572)

Receipt of Subscriptions
 Receivable                        -         -             -       16,632            -          -            -

Common stock issued for
 services and prepaid
 services at $3.78 per
 share                       240,000       240       906,960            -     (732,375)         -            -

Common stock issued for
 services at $6.10 per
 share                        40,000        40       243,960            -     (244,000)         -            -

Common stock issued for
 cash exercise of options
 at $2.00 per share          130,000       130       259,870            -            -          -            -

Common stock issued for
 cash exercise of options
 at $3.00 per share          500,000       500     1,499,500            -            -          -            -

Common stock issued for
 services rendered at
 $5.48 per share               2,000         2        10,958            -            -          -            -

Common stock issued for
 cash exercise of options
 at $4.00 per share            4,000         4        15,996            -            -          -            -

Common stock issued to
 employees per stock award
 plan at $6.69 per share       3,900         4        26,087            -            -          -            -

Common stock issued for
 services at $6.69 per share  20,000        20       133,780            -     (133,800)         -            -

Common stock issued to
 employee per stock award
 plan at $9.10 per share         500         -         4,550            -            -          -            -

Common stock issued to
 employees per stock award
 plan at $8.20 per share     103,900       104       851,876            -            -          -            -

Valuation adjustment and
amortization of deferred
consulting                         -         -       147,034            -            -    118,621             -

Amortization of expenses
prepaid with common stock          -         -             -            -    1,108,287          -             -

Net loss for the year
ended June 30, 2004                -         -             -            -            -          -    (4,721,255)
                         -----------  --------  ------------ ------------ ------------ ----------  ------------
Balance, June 30, 2004    18,429,168  $ 18,429  $ 30,594,482 $          - $  (219,988) $        -  $(26,390,827)
                         ===========  ========  ============ ============ ===========  ==========  ============

The accompanying notes are an integral part of these financial statements.

                            AMERITYRE CORPORATION
                           Statements of Cash Flows
                                                     For the Years Ended
                                                           June 30,
                                                 ---------------------------
                                                     2004           2003
                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $  (4,721,255) $  (3,091,972)
Adjustments to reconcile net loss to net
 cash used by operating activities:
 Depreciation and amortization                        296,232        298,625
 Bad debt expense                                       3,713             51
 Loss on impairment of assets                               -         67,982
 Equity instruments issued for services             2,176,692        759,351
 Stock subscription receivable paid through services        -          9,880
 Re-valuation of deferred consulting                  265,656         40,312
Changes in assets and liabilities:
 (Increase) in accounts receivable                    (42,234)       (25,537)
 (Increase) in inventory                              (92,532)       (97,444)
 (Increase) in prepaid expenses                       (46,340)       (24,825)
 (Increase) in other assets                                 -        (36,000)
 (Decrease) in accounts payable and
  accrued expenses                                    (37,515)       (11,192)
                                                 ------------   ------------
   Net Cash Used by Operating Activities        $  (2,197,583) $  (2,110,769)
                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks                  (57,847)       (20,560)
Proceeds from sale of fixed assets                          -              -
Cash paid for fixed assets                           (436,517)      (984,267)
                                                 ------------   ------------
   Net Cash Used by Investing Activities        $    (494,364) $  (1,004,827)
                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscription deposit        $           -  $      25,000
Receipt of subscriptions receivable                    16,632        448,459
Cash paid for stock offering costs                       -    (120,954)
Common stock issued for cash                        1,776,000      4,479,350
                                                 ------------   ------------
Net Cash Provided by Financing Activities       $   1,792,632  $   4,831,855
                                                 ------------   ------------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                         (899,315)     1,716,259

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR      2,490,604        774,345
                                                 ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $   1,591,289  $   2,490,604
                                                 ============   ============

The accompanying notes are an integral part of these financial statements.

                              AMERITYRE CORPORATION
                       Statements of Cash Flows (Continued)

                                                     For the Years Ended
                                                           June 30,
                                                 ---------------------------
                                                     2004           2003
                                                 ------------   ------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest                                        $           -  $           -
Income taxes                                    $           -  $           -

NON-CASH FINANCING ACTIVITIES
Equity investments issued for services
 rendered                                       $   2,176,692  $     759,351
Common stock issued for subscriptions
 receivable                                     $           -  $      99,500
Interest on related party subscription
 receivable                                     $           -  $      15,547







The accompanying notes are an integral part of these financial statements.

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2004 and 2003

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

                                         For the Years Ended
                                                June 30,
                                       ---------------------------
                                           2004          2003
                                       ------------   ------------
Loss (numerator)                      $  (4,721,255) $  (3,091,972)
Shares (denominator)                     17,846,910     14,796,744
Per share amount                      $       (0.26) $       (0.21)


The Company's outstanding stock options have been excluded from the basic net loss per share calculation. The Company excluded 1,922,000 and 2,446,000 common stock equivalents for the years ended June 30, 2004 and 2003, respectively.

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

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2004 and 2003

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

Net deferred tax assets consist of the following components as of June 30, 2004 and 2003:
                                              2004           2003
                                          ------------   ------------
Deferred tax assets:
  NOL Carryover                          $   6,224,303  $   5,585,000

Deferred tax liabilities:
  Valuation allowance                       (6,224,303)    (5,585,000)
                                          ------------   ------------
Net deferred tax asset                   $           -  $           -
                                          ============   ============

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended June 30, 2004 and 2003 due to the follow:
                                              2004           2003
                                          ------------   ------------
Book income                              $  (1,841,328) $  (1,205,900)
Meals & Entertainment                              650            904
Officer issuance                                 9,750              -
Other                                           (2,884)             -
Stock for Services/Options Expense             848,909        363,730
Valuation Allowance                            984,903        841,266
                                          ------------   ------------
                                         $           -  $           -
                                          ============   ============

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2004 and 2003

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

e.  Income Taxes (Continued)

At June 30, 2004, the Company had net operating loss carryforwards of approximately $15,000,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the June 30, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

          Raw Materials             $     109,820
          Work in Progress                      -
          Finished Goods                  447,696
                                      -----------
          Total Inventory           $     557,516
                                      ===========

During the years ended June 30, 2004 and 2003, the Company recorded inventory impairment expense of $0 and $39,596, respectively.

g.  Property and Equipment

Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives as follows:

          Leasehold improvements            5 years, or over lease term
          Equipment                         5 to 7 years
          Furniture and fixtures            7 years
          Automobiles                       5 years
          Software                          3 years

Depreciation expense for the years ended June 30, 2004 and 2003 was $294,923 and $297,037, respectively.

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2004 and 2003

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

h. Revenue Recognition

Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured.

Product is shipped FOB origination.

i.  Patents and Trademarks

Patent and trademark costs have been capitalized at June 30, 2004 totaling $166,251. The patents which have been granted are being amortized over a period of 17 years. Patents which are pending or are being developed are not being amortized. Amortization will begin once the patents have been issued. Amortization expense for the years ended June 30, 2004 and June 30, 2003 was $1,309 and $1,588, respectively.

The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of SFAS 142, "Goodwill and Other Intangible Assets." Several factors are used to evaluate intangibles, including, but not limited to, management's plans for future operations, recent operating results and projected, undiscounted cash flows.

j.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended June 30, 2004 and 2003 was $45,055 and $36,320, respectively.

k.  Newly Adopted Accounting Pronouncements

During the year ended June 30, 2004, the Company adopted the following accounting pronouncements:

SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2004 and 2003

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

k.  Newly Adopted Accounting Pronouncements (Continued)

instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

During the year ended June 30, 2004, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 8 "Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, 'Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

l.  Equity Securities
Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

m.  Concentrations of Risk

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

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2004 and 2003

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)
m.  Concentrations of Risk (Continued)

The Company has one customer who accounts for 11% of the accounts receivable balance at June 30, 2004.

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

NOTE 2 -STOCK SUBSCRIPTIONS RECEIVABLE

During the year ended June 30, 2004, $16,632 of the outstanding receivable and accrued interest was collected in cash so that the balance at June 30, 2004 was $0.

NOTE 3 - RELATED PARTY TRANSACTIONS

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

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2004 and 2003

NOTE 3 -RELATED PARTY TRANSACTIONS (Continued)

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

For the years ended June 30, 2004 and 2003, the Company incurred expenses of $19,089 and $13,182, respectively, for royalties relating to this agreement. Effective July 1, 2004, the Agreement was amended to eliminate the royalty altogether in exchange for an aggregate of 15,000 shares of the Company's restricted common stock as a one-time payment to the licensees for their assignment and transfer of the technology to the Company. The closing price of the Corporation's common stock as quoted on the OTC Bulletin Board on July 1, 2004 was $9.75 per share, for a value of $146,250. The expense associated with the acquisition of the technology will be amortized over the remain life of the applicable patents.

During June 2002, the Company entered into an agreement with Taylor and Associates, Inc. (Taylor and Associates), whereby, in consideration for the Company's employ of Elliott Taylor as its Executive Vice-President and to compensate Taylor and Associates for the potential financial detriment that might occur to it as the result of his employment by the Company, the Company agreed to pay Taylor and Associates $2,750 per month for a period of 24 months, commencing on June 30, 2002 and continuing through May 31, 2004. Elliott Taylor was the principal attorney for Taylor and Associates prior to his employment by the Company.

During fiscal year 2003, the Company had outstanding stock subscription receivables from related parties which were accruing interest at 8% per annum. The Company recorded $15,547 in accrued interest as additional paid-in capital for that year.

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2004 and 2003

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

During October 2003, the Company issued 125,000 shares of common stock to its Chief Executive Officer as compensation for the fiscal year ending June 30, 2004. The shares were valued at the market price on the date of issue, or $3.78 per share.

During November 2003, the Company issued 40,000 shares of common stock (10,000 shares each) to four non-employee directors as prepayment for services from December 1, 2004 through November 30, 2004. The shares were valued at the market price on the date of issue, or $6.10 per share.

NOTE 4 -COMMITMENTS AND CONTINGENCIES

On February 18, 2000, the Company entered into a five-year lease agreement related to a manufacturing facility in Las Vegas, Nevada beginning on March 1, 2000. The current monthly rental payment is $7,744 with annual increases based on the Consumer Price Index. This facility is now subleased to an unrelated party on a month to month basis at $3,872 per month. The Company intends to vacate the premises at the end of February 2005, the expiration of the original lease term.

In October 2002, the Company entered into a five-year lease for a 49,200 square foot executive/manufacturing facility in Boulder City, Nevada. The Agreement required a security deposit of $18,000 and monthly rent payments of $16,000 for the first twelve months with annual increases. At June 30, 2004, the monthly rent was $16,500.

Future minimum lease payments under these two non-cancelable operating leases are as follows:

                                        2005          $     264,452
                                        2006                208,500
                                        2007                214,500
                                        2008                 54,000
                                                      -------------
                                                      $     741,452
                                                      =============

NOTE 5 -STOCK TRANSACTIONS

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

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2004 and 2003

NOTE 5 -STOCK TRANSACTIONS (Continued)

During the year ended June 30, 2004, the Company issued 100,000 shares to a consultant for prepaid services valued at $378,000; 125,000 shares for compensation of its CEO valued at $472,500; 15,000 shares to employees for services valued at $56,700; 40,000 shares for compensation of its non-employee directors valued at $244,000; 634,000 shares for the exercise of options for cash at $1,776,000; 22,000 shares to consultants for services rendered valued at $144,760; and 108,300 shares to employees per our stock award plan valued at $882,621.

NOTE 6 -STOCK OPTIONS

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

In October 2003, we issued options to acquire 30,000 shares of our common stock to an employee. The options are exercisable at $3.80 per share (the closing market price on the date of grant was $3.78 per share) and vested 7,500 shares on the date of grant; 7,500 shares on December 31, 2003; 7,500 shares on March 31, 2004; and 7,500 shares on June 30, 2004.

In January 2004, we issued options to acquire an aggregate of 60,000 shares of our common stock to various employees. The options are exercisable at $6.70 per share (the closing market price on the date of grant was $6.69 per share), vested immediately and expire on December 31, 2005.

During the year ended June 30, 2004 we issued 634,000 shares of our common stock for cash of $1,776,000, in connection with the exercise of 130,000 outstanding stock options at $2.00 per share, 500,000 outstanding stock options at $3.00 per share and 4,000 outstanding stock options at $4.00 per share.

Through June 30, 2004, 1,536,461 options had been granted and 315,300 shares had been awarded under the Plan. Exercise prices for the options range from $2.00 to $6.80 per share and exercise terms range from two to five years. At June 30, 2004, there are 148,239 shares available for the grant of additional options or stock awards under the Plan.

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2004 and 2003

NOTE 6 - STOCK OPTIONS, Continued

A summary of the status of the Company's outstanding stock options as of June 30, 2004 and 2003 and changes during the years then ended is presented below:

                                     2004                      2003
                            -----------------------   -----------------------
                                          Weighted                  Weighted
                                           Average                   Average
                                          Exercise                  Exercise
                             Shares         Price       Shares        Price
                            ----------   ----------   ----------   ----------
Outstanding, beginning of
 year                        2,466,000  $      3.42    2,616,000  $      3.42
Granted                         90,000         5.73      260,461         2.01
Expired/Cancelled                    -            -     (380,000)        2.92
Exercised                     (634,000)        2.80      (30,461)        2.09
                            ----------   ----------   ----------   ----------
Outstanding end of year      1,922,000  $      3.66    2,466,000  $      3.42
                            ==========   ==========   ==========   ==========
Exercisable                  1,922,000  $      3.66    2,466,000  $      3.42
                            ==========   ==========   ==========   ==========

                             Outstanding                   Exercisable
               -----------------------------------   -----------------------
                            Weighted
                 Number      Average      Weighted      Number      Weighted
               Outstanding  Remaining      Average    Exercisable    Average
   Range of    at June 30, Contractual    Exercise    at June 30,   Exercise
Exercise Prices    2004        Life         Price         2004        Price
  ----------   ----------   ----------   ----------   ----------   ----------
 $      2.00      150,000         0.75  $      2.00      150,000  $      2.00
        3.00      500,000         1.08         3.00      500,000         3.00
        3.80       30,000         2.25         3.80       30,000         3.80
        4.00    1,182,000         1.12         4.00    1,182,000         4.00
        6.70       60,000         1.50         6.70       60,000         6.70
               ----------   ----------   ----------   ----------   ----------
 $ 2.00-6.70    1,922,000         1.11  $      3.66    1,922,000  $      3.66
               ==========   ==========   ==========   ==========   ==========

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:
                                             For the Year Ended
                                                June 30, 2004
                                             ------------------
Risk free interest rate                           1.88% - 2.15%
Expected life                                      2 to 3 years
Expected volatility                             72.05% - 79.53%
Dividend yield                                            0.00%

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2004 and 2003

NOTE 6 - STOCK OPTIONS, Continued

Of the 90,000 options issued during the fiscal year, all were issued to employees and were accounted for under APB 25, "Accounting for Stock Issued to Employees." All of these shares were issued either at or above the market price of the Company's common stock on the date of issue and no compensation expense was recognized. Had compensation cost for the issuance of the options been determined based on the fair value at the grant dates consistent with the method of FASB Statement 148, "Accounting for Stock Based Compensation - Transition and Disclosure," the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                 For the Years Ended
                                                       June 30,
                                                    2004          2003
                                                -----------   -----------
Net (loss) as reported                         $ (4,721,255) $ (3,091,972)
Pro forma                                        (4,941,080)   (3,293,264)
Basic (loss) per share as reported             $      (0.26) $      (0.21)
Pro forma                                             (0.28)        (0.22)

NOTE 7 -GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses, which have resulted in a retained deficit of $26,390,827 at June 30, 2004, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. The Company's management has taken certain steps to maintain its operating and financial requirements in an effort to enable the Company to continue as a going concern until such time that revenues are sufficient to cover expenses, including: (1) evaluating (A) our cost of goods and equipment utilization and requirements of our manufacturing operations, and (B) our sales and marketing plan on a product sector basis; (2) incorporating revisions to our methods, processes and costs in order to achieve necessary manufacturing efficiencies (i.e., line automation, reduced material costs, reduced product waste, etc.); (3) seeking reduced material and component costs from suppliers; (4) licensing manufacturing and marketing rights to certain of our polyurethane tire products to third-party manufacturers based on geographical locations and boundaries; (5) selling manufacturing equipment to third-parties to manufacturer certain of our polyurethane tire products; (6) selling our proprietary polyurethane chemical systems to third-party manufacturers that utilize our manufacturing equipment;
(7) offering contract design and engineering services to the tire and auto industries; (8) obtaining supplemental funding through exercise of outstanding in the money options; (9) issuing common stock in lieu of cash as compensation for employment, development, and other professional services; and (10) sale of shares of common stock for cash in either in private placement or registered offering.

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2004 and 2003

NOTE 7 -GOING CONCERN, Continued

We anticipate that during the upcoming fiscal year the Company will need approximately $4,000,000 to implement our plan and to meet our working capital requirements.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described above, and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 - SUBSEQUENT EVENTS

Effective September 22, 2004, the Company entered into an agreement with Centurion Holdings, LLC ("Centurion") that provides for Amerityre to form an Advisory Group and for Centurion to provide the following services:

  1. For a period of two years, commencing on September 22, 2004, Centurion will consult with and assist the Company in connection with: (a) the development of a 5-year operating strategy and a 3-year operating plan for the Company that focuses on increasing the Company's market value based on strategic partnering and technology licensing; (b) structuring the Company's equity with a view toward placing equity securities for minimum offering proceeds of $10,000,000; (c) obtaining a NASDAQ listing for its common stock, and as such other matters as the Company's Board of Directors may determine during the two year term and any extension thereof.

  2. Lee Iacocca and Joseph Grano, Jr., will serve as Chairman and Vice-Chairman, respectively, of the Company's Advisory Group for a minimum of two years commencing as of the date hereof, to be extended for one additional year on the mutual consent of the Company and the individuals.

  3. The purpose of the Advisory Group is to provide advice to the Company's Board of Directors with respect to the matters identified in paragraph 1 above and such other matters as the Board of Directors shall determine from time to time. The Advisory Group will consist of such other persons as may be designated by the Board of Directors from time to time. The Advisory Group shall have no policy-making power, no voting rights, and no management authority with respect to the Company. The Advisory Group will meet at least once per fiscal quarter and will provide a report to the Board of Directors regarding the activities of the Advisory Group. Advisory Group members will also be available for consultation with the Board of Directors from time to time, as the Board of Directors requests.

  4. The Company will pay to Centurion the following compensation: (a) commencing on the last day of the month during which occurs the closing of the sale by the Company of its equity securities or of securities convertible into its equity securities in an amount (aggregating all such sales from and after the date hereof) of $10,000,000, and on the last day of each month thereafter until September 30, 2006, the Company will pay Centurion $41,667 per month;
(b) reimburse Centurion for all reasonable out-of-pocket expenses associated with the performance by it of the services described herein, in an amount up to a maximum of $250,000 per year; and (c) issue options to acquire an aggregate of 3,000,000 shares of the Company's common stock.

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2004 and 2003

NOTE 8 - SUBSEQUENT EVENTS, Continued

  5. The Name of the Option holders and the number of Option shares issuable on exercise of the Options are set forth below:

     Name of Option Holder                 Number of Option Shares
     ---------------------                 -----------------------
     Centurion Holdings, L.L.C.                     1,300,000
     Lee Iacocca                                    1,000,000
     Nasser J. Kaseminy                               650,000
     Robert Guinta                                     50,000

  6. The closing price per share of the Company's common stock on September 13, 2004, the date the Board of Directors authorized the grant of the Options was $6.95. The exercise price for the Options is $7.00 per share (the "Exercise Price"), subject to the terms, conditions and restrictions set forth in the Options.

  7. The Options are exercisable as follows: (a) one-third of the total Options are exercisable on the earlier of September 13, 2006 or the first day after the Closing Price of the Company's common stock has equaled or exceeded a price equal to 150% of the Exercise Price for 20 consecutive trading days;
(b) one-third of the total Options are exercisable on the earlier of September 13, 2006 or the first day after the Closing Price has equaled or exceeded a price equal to 175% of the Closing Price for 20 consecutive trading days; and
(c) one-third of the total Options are exercisable on the earlier of September 13, 2006 or the first day after the Closing Price has equaled or exceeded a price equal to 200% of the Closing Price for 20 consecutive trading days.

  8. All Options that are not exercised on or before September 12, 2009, expire and will no longer be exercisable. "Closing Price" means (a) the closing price of the common stock if the common stock is then traded on a national securities exchange, (ii) the last sale price if the common stock is then quoted on the NASDAQ National Market System or (iii) the average of the closing representative bid and asked prices of the common stock as reported on NASDAQ on the date as of which fair market value is being determined.

  9. The options may be exercise by delivery to the Company of the option price by check (bank check, certified check or personal check) in the amount of the shares being purchased.

  10. At any time or times after September 22, 2005, holders holding at least two thirds of the options may make written request to the Company to register all or a part of the option shares having a reasonably anticipated aggregate offering price, net of underwriting discounts and commissions, that exceeds $5,000,000. Also, if the Company determines to register any of its securities either for its own account or the account of a security holder or holders, other than a registration relating solely to employee benefit plans, or a registration relating solely to a Rule 145 transaction, or a registration on any registration form which does not permit secondary sales, the Company may include the option shares in such registration.

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2004 and 2003

NOTE 8 - SUBSEQUENT EVENTS, Continued

Effective September 24, 2004, the Company agreed to extend until October 24, 2004, the Closing Date, for the Manufacturing and Distribution License Agreement and related agreements (collectively, the "Agreement") between the Company and Liberty Circle S.A., a Panamanian corporation ("Liberty Circle"). Under the terms of the Agreement, Liberty Circle was to have made an initial payment of $3,125,000 of the approximately $6.5 million transaction by September 3, 2004.

The Company had granted Liberty Circle an extension to September 24, 2004, because of delays Liberty Circle had experienced related to the closing of its acquisition of the real property in Panama, where Liberty Circle intends to construct its manufacturing facility. Liberty has now requested that the closing date be extended to October 24, 2004. Liberty Circle has represented to the Company that it cleared title and closed the acquisition of the real property in Panama, however, it has encountered delays associated with the transfer of funds internationally and complying with the requirements of the Patriot Act.

The Company agreed to extend the date for closing in exchange for payment of an additional $500,000 under the terms of the Agreement, bringing the total payments Amerityre is to received under the Agreement to $7.0 million.

In July 2004, we issued 213,000 shares of our common stock for cash of $812,000, in connection with the exercise of 193,000 outstanding stock options at $4.00 per share and 20,000 outstanding stock options at $2.00 per share.

Effective July 1, 2004, the Board of Directors authorized the issuance of 65,000 shares of restricted common stock to Richard A. Steinke, the Company's President and Chief Executive Office as employment compensation from July 1, 2004 through June 30, 2005. The value of the shares was $598,000, based on the closing price of $9.20 per share on the date of the board resolution.