Form 10QSB
period 2004-09-30
AMERITYRE CORP
filed 2004-11-15
CIK 945828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-94318-C


                               AMERITYRE CORPORATION
         -----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

             NEVADA                                          87-0535207
-----------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

1501 INDUSTRIAL ROAD, BOULDER CITY, NEVADA                      89005
-----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                (702) 294-2689
                         ---------------------------
                         (Issuer's telephone number)

                                      N/A
-----------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

 Check whether the issuer (1) filled all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 12, 2004, the issuer had 18,724,168 shares of common stock, par value $0.001, outstanding.

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

Our unaudited balance sheet at September 30, 2004 and our audited balance sheet at June 30, 2004; and the related unaudited statements of operations and cash flows for the three month periods ended September 30, 2004 and 2003, are attached hereto.

                             AMERITYRE CORPORATION
                                BALANCE SHEETS

                                    ASSETS

                                                 SEPTEMBER 30,    JUNE 30,
                                                     2004           2004
                                                 ------------  -------------
                                                  (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                       $  1,746,759   $  1,591,289
 Accounts receivable - net                            157,848        167,002
 Inventory                                            619,379        557,516
 Prepaid expenses                                      45,546         99,007
                                                 ------------   ------------
   Total Current Assets                             2,569,532      2,414,814
                                                 ------------   ------------
PROPERTY AND EQUIPMENT
 Leasehold improvements                               173,336        163,896
 Molds and models                                     321,994        315,282
 Equipment                                          2,262,880      2,253,217
 Furniture and fixtures                                70,033         70,033
 Vehicles                                              25,851         25,851
 Software                                    184,901      184,901
 Less - accumulated depreciation                   (1,653,690)    (1,567,187)
                                                 ------------   ------------
   Total Property and Equipment                     1,385,305      1,445,993
                                                 ------------   ------------
OTHER ASSETS
 Patents and trademarks - net                         330,796        156,792
 Deposits                                              43,180         43,180
                                                 ------------   ------------
   Total Other Assets                                 373,976        199,972
                                                 ------------   ------------
TOTAL ASSETS                                     $  4,328,813   $  4,060,779
                                                 ============   ============





















The accompanying notes are an integral part of these financial statements.

                            AMERITYRE CORPORATION
                          BALANCE SHEETS (Continued)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 SEPTEMBER 30,    JUNE 30,
                                                     2004           2004
                                                 ------------  -------------
                                                  (Unaudited)
CURRENT LIABILITIES
 Accounts payable                                $     65,376   $     42,866
 Accrued expenses                                      12,607         15,817
                                                 ------------   ------------
   Total Current Liabilities                           77,983         58,683
                                                 ------------   ------------
   Total Liabilities                                   77,983         58,683
                                                 ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock: 5,000,000 shares authorized
  of $0.001 par value, -0- shares issued and
  outstanding                                               -              -
 Common stock: 25,000,000 shares authorized of
  $0.001 par value, 18,722,168 and 18,429,168
  shares issued and outstanding, respectively          18,722         18,429
 Additional paid-in capital                        39,284,439     30,594,482
 Expenses prepaid with common stock                  (505,228)      (219,988)
 Deferred stock issuance cost                      (1,000,000)             -
 Retained deficit                                 (33,547,103)   (26,390,827)
                                                 ------------   ------------
   Total Stockholders' Equity                       4,250,830      4,002,096
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  4,328,813   $  4,060,779
                                                 ============   ============























The accompanying notes are an integral part of these financial statements.

                             AMERITYRE CORPORATION
                           Statements of Operations
                                  (Unaudited)


                                                For the Three Months Ended
                                                       September 30,
                                                ---------------------------
                                                    2004           2003
                                                ------------   ------------
NET SALES                                       $    339,772  $     348,945

COST OF SALES                                        246,787        369,822
                                                ------------   ------------
GROSS PROFIT (DEFICIT)                                92,985        (20,877)
                                                ------------   ------------
EXPENSES
 Consulting                                                -         89,550
 Advisory group expense (Note 4)                   6,134,000             -
 Payroll and payroll taxes                           417,562        306,847
 Depreciation and amortization                        92,346         58,653
 Research & testing                          298,367       9,017
 Bad debt expense                               582           -
 Selling, general and administrative                 320,175        301,538
                                                ------------   ------------
   Total Expenses                                  7,263,032        765,605
                                                ------------   ------------
LOSS FROM OPERATIONS                              (7,170,047)      (786,482)
                                                ------------   ------------
OTHER INCOME
 Interest income                                       7,927          5,678
 Other income                                          5,844          1,210
                                                ------------   ------------
   Total Other Income                                 13,771          6,888
                                                ------------   ------------
NET LOSS                                        $ (7,156,276)  $   (779,594)
                                                ============   ============
BASIC LOSS PER SHARE                            $      (0.38)  $      (0.04)
                                                ============   ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                               18,662,788     17,384,868
                                                ============   ============
















The accompanying notes are an integral part of these financial statements.

                                AMERITYRE CORPORATION
                              Statements of Cash Flows
                                   (Unaudited)

                                                For the Three Months Ended
                                                       September 30,
                                                -----------------------------
                                                    2004           2003
                                                --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                        $  (7,156,276)  $   (779,594)
Adjustments to reconcile net loss to net
 cash (used) by operating activities:
  Depreciation and amortization                        92,346         58,653
  Amortization of expenses prepaid
   with common stock                                  312,760         89,550
  Re-valuation of deferred consulting                                 (6,475)
  Options issued for advisory group service         6,134,000              -
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable            9,154        (68,688)
  (Increase) decrease in inventory                    (61,863)       (24,223)
  (Increase) decrease in prepaid expenses              53,461        (31,397)
  (Increase) in other assets                                            (912)
  Increase in accounts payable and
   accrued expenses                                    19,300        176,692
                                                -------------  -------------
    Net Cash (Used) by Operating Activities          (597,118)      (586,394)
                                                -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for patents and trademarks                  (33,597)        (2,850)
Purchase of equipment                                 (25,815)      (254,292)
                                                -------------  -------------
   Net Cash (Used) by Investing Activities      $     (59,412) $    (257,142)
                                                -------------  -------------


















  The accompanying notes are an integral part of these financial statements.

                                AMERITYRE CORPORATION
                         Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                For the Three Months Ended
                                                       September 30,
                                                ---------------------------
                                                    2004           2003
                                                ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Receipt of subscriptions receivable             $          -   $     16,632
Common stock issued for cash                         812,000              -
                                                ------------   ------------
Net Cash Provided by Financing Activities            812,000         16,632
                                                ------------   ------------

NET INCREASE/(DECREASE)IN CASH AND CASH
 EQUIVALENTS                                  155,470       (826,904)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                         1,591,289      2,490,604
                                                ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  1,746,759   $  1,663,700
                                                ============   ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest                                        $          -   $          -
Income taxes                                    $          -   $          -

NON-CASH FINANCING ACTIVITIES

Common stock issued for prepaid compensation    $    598,000   $          -
Options issued for advisory group service       $  6,134,000   $          -


















  The accompanying notes are an integral part of these financial statements.

                               AMERITYRE CORPORATION
                     Notes to the Unaudited Financial Statements
                       September 30, 2004 and June 30, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although we believe the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2005. Certain prior year balance sheet and income statement balances have been reclassified to conform with current year presentation.

NOTE 2 - GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total accumulated deficit of approximately $33,547,103 at September 30, 2004 which raises substantial doubt about our ability to continue as a going concern.
The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

We have taken certain steps to maintain our operating and financial requirements in an effort to enable us to continue as a going concern until such time that revenues are sufficient to cover expenses, including: (1) evaluating (A) our cost of goods and equipment utilization and requirements of our manufacturing operations, and (B) our sales and marketing plan on a product sector basis; (2) incorporating revisions to our methods, processes and costs in order to achieve necessary manufacturing efficiencies (i.e., line automation, reduced material costs, reduced product waste, etc.); and (3) seeking reduced material and component costs from suppliers.

In addition, to expand revenue opportunities during the fiscal year we have commenced a program of (1) licensing manufacturing and distribution rights to certain of our polyurethane tire products to third-party manufacturers based on such factors as geographical locations and boundaries; (2) selling manufacturing equipment to third-parties to manufacture certain of our polyurethane tire products; (3) selling our proprietary polyurethane chemical systems to third-party manufacturers that utilize our manufacturing equipment; and (4) offering contract design and engineering services to the tire and auto industries.

                               AMERITYRE CORPORATION
                     Notes to the Unaudited Financial Statements
                       September 30, 2004 and June 30, 2004

NOTE 2 -GOING CONCERN, Continued

To supplement our cash needs during the fiscal year we intend to (1) obtain supplemental funding through the exercise of outstanding in the money options;
(2) issue common stock in lieu of cash as compensation for employment, development, and other professional services; and (3) sell our equity securities for cash in either a private placement or registered offering.

We estimate that the combination of our accounts receivable and our cash and cash equivalents will meet our operational needs through January 2005. We anticipate that for the balance of this fiscal year we will need an additional $1,875,000 to implement our plan and to meet our working capital requirements.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described above, and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

NOTE 3 - STOCK OPTIONS

During the period ended September 30, 2004, we issued options to acquire an aggregate of 3,000,000 shares of our common stock to certain non-employees in connection with an advisory agreement (see Note 4). The option vested immediately and the exercise price is $7.00 per share. We recognized a total of $6,134,000 in expense associated with the issuance of these options and deferred $1,000,000 as stock issuance costs until related funding is received. We estimated the fair value of the stock options at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                                             For the period ended
                                              September 30, 2004
                                             --------------------
Risk free interest rate                              2.49%
Expected life                                        2 years
Expected volatility                                  59.83%
Dividend yield                                       0.00%

                                AMERITYRE CORPORATION
                     Notes to the Unaudited Financial Statements
                       September 30, 2004 and June 30, 2004

NOTE 3 - STOCK OPTIONS, Continued

A summary of the status of the Company's outstanding stock options as of September 30, 2004 and June 30, 2004 and changes during the periods then ended is presented below:
                                 September 30,               June 30,
                                     2004                      2004
                            -----------------------   -----------------------
                                          Weighted                  Weighted
                                           Average                   Average
                                          Exercise                  Exercise
                             Shares         Price       Shares        Price
                            ----------   ----------   ----------   ----------
Outstanding, beginning of
 period                      1,922,000  $      3.66    2,466,000  $      3.42
Granted                      3,000,000         7.00       90,000         5.73
Expired/Cancelled                    -            -            -            -
Exercised                     (213,000)       (3.81)    (634,000)        2.80
                            ----------   ----------   ----------   ----------
Outstanding end of period    4,709,000  $      5.78    1,922,000  $      3.66
                            ==========   ==========   ==========   ==========
Exercisable                  1,709,000  $      3.65    1,922,000  $      3.66
                            ==========   ==========   ==========   ==========

                             Outstanding                   Exercisable
               -----------------------------------   -----------------------
                            Weighted
                 Number      Average      Weighted      Number      Weighted
               Outstanding  Remaining      Average    Exercisable    Average
   Range of    at Sep. 30, Contractual    Exercise    at Sep. 30,   Exercise
Exercise Prices    2004        Life         Price         2004        Price
  ----------   ----------   ----------   ----------   ----------   ----------
 $      2.00      130,000         0.50  $      2.00      130,000  $      2.00
        3.00      500,000         0.83         3.00      500,000         3.00
        3.80       30,000         2.00         3.80       30,000         3.80
        4.00      989,000         0.94         4.00      989,000         4.00
        6.70       60,000         1.25         6.70       60,000         6.70
        7.00    3,000,000         4.96         7.00            -            -
               ----------   ----------   ----------   ----------   ----------
 $ 2.00-7.00    4,709,000         3.49  $      5.78    1,709,000  $      3.65
               ==========   ==========   ==========   ==========   ==========

NOTE 4 - MATERIAL EVENTS

During the period we entered into an agreement with Centurion Holdings, LLC ("Centurion") to form an advisory group. Centurion will provide the following services:

  1. For a period of two years, commencing on September 22, 2004, Centurion will consult with and assist us in connection with: (a) the development of a 5-year operating strategy and a 3-year operating plan that focuses on increasing our market value based on strategic partnering and technology licensing; (b) structuring our capitalization with a view toward placing our equity securities for minimum offering proceeds of $10,000,000; (c) obtaining a NASDAQ listing for our common stock, and such other matters as our Board of Directors may determine during the two year term and any extension thereof.

  2. Lee Iacocca and Joseph Grano, Jr., will serve as Chairman and Vice-Chairman, respectively, of our Advisory Group for a minimum of two years commencing September 22, 2004, which term can be extended for one additional year on our mutual consent.

  3. We will pay to Centurion the following compensation: (a) commencing on the last day of the month during which occurs the closing of the sale of our equity securities or of securities convertible into our equity securities in an amount (aggregating all such sales from and after the date hereof) of $10,000,000, and on the last day of each month thereafter until September 30, 2006, a fee of $41,667 per month; and (b) reimburse Centurion for all reasonable out-of-pocket expenses associated with the performance by it of the services described herein, in an amount up to a maximum of $250,000 per year.

In addition, we issued Centurion and other individuals, options to acquire an aggregate of 3,000,000 shares of the Company's common stock.

The closing price per share for our common stock on September 13, 2004, the date our Board of Directors authorized the grant of the Options, was $6.95. The exercise price for the Options is $7.00 per share (the "Exercise Price"), subject to the terms, conditions and restrictions set forth in the Options. See Note 3 - STOCK OPTIONS.

NOTE 5 - SUBSEQUENT EVENTS

In October 2004, we issued 2,000 shares of our common stock for cash of $8,000, or $4.00 per share, in connection with the exercise of outstanding stock options.

In May 2004, we executed an exclusive license agreement with Liberty Circle, S.A. to manufacture and market certain of our Flatfree[TM] polyurethane foam tire products in Latin America. The Agreement included provisions for us to produce and install manufacturing equipment and the proprietary polyurethane chemical systems needed for Liberty Circle to produce the polyurethane foam tires. The exclusivity of the license is dependent on Liberty Circle meeting annual minimum purchase requirements for the purchase of chemical systems from us once the installation of the manufacturing equipment is completed and production commences. We anticipate that it will take approximately 9 to 12 months to complete the equipment installation. In connection with the agreement, we will also provide Liberty Circle with equipment setup, training and manufacturing support. Liberty Circle was to have funded the equipment purchase on or before October 24, 2004, but has failed to do so. The Agreement provides that we may terminate the proposed transaction in the event Liberty Circle fails to meet the funding requirement. It is management's opinion that Liberty Circle has failed to comply with the terms of the Agreement and that we may terminate the Agreement at our option. We are continuing discussions with Liberty Circle to establish terms for completing the proposed transaction.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements
---------------------
You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes contained elsewhere in this Form 10-QSB ("Report"). The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-KSB for the year ended June 30, 2004.

The section below entitled "Risk Factors" set forth in this Report and similar types of discussions in other SEC filings, discuss some of the important risks that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our Company or to maintain or decrease your investment.

This Report may contain "forward-looking" statements within the meaning of
Section 17A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "believes," "budget," "target," "goal," "anticipate," "expect," "plan," "outlook," "objective," "may," "project," "intend," "estimate," or similar expressions. These statement are only predictions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.

Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results or to changes in our expectations.

Overview
--------
We were incorporated as a Nevada corporation on January 30, 1995 under the name American Tire Corporation, to take advantage of certain proprietary and nonproprietary technology available for the manufacturing of Flatfree[TM] tires from polyurethane foam. We changed our name to Amerityre Corporation in December 1999. Since our inception, we have developed additional proprietary technology relating to Flatfree[TM] polyurethane foam tires. We have completed the fundamental technical development of the processes to manufacture Flatfree[TM] polyurethane foam tires for non-highway use. In addition, since August 2001, we have been engaged in the development of the technology to produce polyurethane elastomer tires for highway and agricultural use.

Polyurethane Foam Tire Technology and Products
----------------------------------------------
The Products produced from our Flatfree[TM] polyurethane foam tire technology are considered "non-pneumatic" because they do not require inflation. Our Products are multi-density in nature and consist of specially formulated polyurethanes creating a closed cell foam construction which effectively reproduces the ride quality of a pneumatic tire. The closed cell foam construction, which forms one of the key components of our technology, contains millions of closed cells containing compressed air. Therefore, our Products are best identified as "Flatfree" in that they have no inner tube, do not require inflation and will not go flat even if they are punctured. Our products have been designed for low-duty, non-highway use on outdoor power equipment, bicycles, wheelbarrows and hand trucks, as well as wheel chairs and golf cars.

Polyurethane Elastomer Technology
---------------------------------
As indicated above, we have also been engaged in the fundamental development of the process to manufacture polyurethane elastomer tires for highway and agricultural use based on our proprietary technology. The polyurethane elastomer material is identified by us as Elastothane[TM]. Elastothane [TM] and the technology to produce tires using Elastothane[TM] are significant to us because we believe that combined they will result in a tire that can be produced quickly and less expensively than traditional rubber pneumatic tires, while meeting or exceeding the performance of those tires.

We have produced a limited number of prototype polyurethane car tires and conducted independent laboratory testing to demonstrate that the tires comply with Federal Motor Vehicle Safety Standard No. 109, applicable to new pneumatic tires. Compliance with FMVSS 109 is necessary to commercially market pneumatic car tires within the United States. We are conducting additional testing to determine if car tires produced utilizing our technology can comply with FMVSS 139, a new standard for new pneumatic tires, taking effect in June 2007.

In addition, we have invented the manufacturing equipment necessary to produce the polyurethane car tires. We have filed applications for method and process patents with respect to various aspects of this technology. We have completed fabrication of a prototype centrifugal spin-casting machine used to mold the polyurethane elastomer tires and we are fabricating certain additional pieces of manufacturing equipment that are necessary to assemble the reinforcement materials (i.e., beads, belts and plies) utilized in connection with manufacturing the tire. This work is ongoing and we expect to continue to make improvements to the method, process and equipment as needed.

During the period we filed an application for patent with the US Patent and Trademark Office relating to the method and apparatus for manufacturing a temporary spare tire out of polyurethane elastomer. We are continuing to develop this technology and intend to make several prototype tires and conduct independent laboratory testing to determine if the tires comply with applicable Federal Motor Vehicle Safety Standards.

Licensing of Manufacturing Technology
-------------------------------------
In May 2004, we executed an exclusive license agreement with Liberty Circle, S.A. to manufacture and market certain of our Flatfree[TM] polyurethane foam tire products in Latin America. The Agreement included provisions for us to produce and install manufacturing equipment and the proprietary polyurethane chemical systems needed for Liberty Circle to produce the polyurethane foam tires. The exclusivity of the license is dependent on Liberty Circle meeting annual minimum purchase requirements for the purchase of chemical systems from us once the installation of the manufacturing equipment is completed and production commences. We anticipate that it will take approximately 9 to 12 months to complete the equipment installation. In connection with the agreement, we will also provide Liberty Circle with equipment setup, training and manufacturing support.

Liberty Circle was to have funded the equipment purchase on or before October 24, 2004, but has failed to do so. The Agreement provides that we may terminate the proposed transaction in the event Liberty Circle fails to meet the funding requirement. It is managements opinion that Liberty Circle has failed to comply with the terms of the Agreement and that we may terminate the Agreement at our option. We are continuing discussions with Liberty Circle to establish terms for completing the proposed transaction.(See FINANCIAL STATEMENTS, Note 4 - SUBSEQUENT EVENTS.)

In July 2004, we entered into an agreement with International Research and Development Corporation ("IRD"), La Jolla, California, to introduce our polyurethane tire manufacturing technology in developing countries around the world. IRD intends to present a turn-key type manufacturing opportunity in several regions throughout the world where it believes manufacturing opportunities for our tire technology exist. IRD has introduced our technology to delegations from Sri Lanka, India, Mexico and Peru. However we have no manufacturing agreements with any of these parties at this time.

Three Month Period Ended September 30, 2004 compared Three Month Period Ended September 30, 2003
-----------------------------------------------------------------------------
Net Sales and Costs of Sales: Our net sales for the three month period ended September 30, 2004 were $339,772 compared to $348,945 for the same period in 2003, an slight decrease of $9,173. Our cost of sales for the three month period ended September 30, 2004 were $246,787, or approximately 73% of sales compared to $369,822, or approximately 106% of sales, for the three month period ended September 30, 2003. The improvement in our gross margin for the current period as compared to the prior year is a result of manufacturing efficiencies implemented during the previous 12 months such as (a) increasing the size of chemical batches, (b) dedicating production shifts to manufacturing single products (i.e., longer production runs), and (c) reducing labor costs by implementing line automation. We believe that our gross margin can continue to improve as our sales efforts generate additional product orders in such quantities to take advantage of additional manufacturing efficiencies. We believe we currently have sufficient manufacturing equipment and employees to merit a substantial increase in production without incurring a proportionately equivalent increase in labor costs. In addition, we continually seek reductions in raw material and component costs from our suppliers.

We continue to experienced an increase in the cost of wheel components for our tire/wheel assemblies due to the increasing cost of steel. We have not passed the increases on to our customers and have elected to seek alternative suppliers for components that are priced more competitively. However, if the cost of steel wheel components continues to rise during fiscal year 2005, we may elect to amend our product pricing to reflect the increase in component costs. During the reporting period, our chemical pricing remained relatively constant, but there is no guarantee such pricing will remain at current levels.

Corporate Expense. For the three month period ended September 30, 2004, total operating expenses were $7,263,032, consisting of payroll and payroll taxes of $417,562, depreciation and amortization of $92,346, research and testing $298,367, bad debt expense of $582, selling, general and administrative expenses of $320,175, and an expense of $6,134,000 for advisory group services associated with the grant of options to acquire an aggregate of 3,000,000 shares of our common stock to third-party consultants during the period. The value of the options was calculated using the Black-Scholes option pricing model. Our selling, general and administrative expenses for the three month period ended September 30, 2004 do not include $1,000,000 in deferred stock issuance costs. This amount has been recorded as a reduction in stockholders' equity due to its association with a proposed offering of our securities. (See FINANCIAL STATEMENTS, Note 3 - STOCK OPTIONS.)

Without taking into account the expense associated with the issuance of options, our operating expenses increased approximately $363,467 during the current period compared to last year. The increase can almost entirely be attributed to increases in research and testing expenses of $289,350, and payroll and payroll taxes of $110,715, offset by a reduction in consulting expenses of $89,550. We expect our operating expenses to remain relatively constant for the remainder of the fiscal year at an estimated $375,000 per month.

For the three month period ended September 30, 2003, total operating expenses were $765,605, consisting of consulting of $89,550, payroll and payroll taxes of $306,847, depreciation and amortization of $58,653, research and testing expenses of $9,017 and selling, general and administrative expenses of $301,538, resulting in a loss from operations of $786,482.

Interest Expense: We had no interest expense during the three month periods ended September 30, 2004 and September 30, 2003.

Other Income: For the three month period ended September 30, 2004, we had other income consisting of: interest income of $7,927 associated with the temporary investment of cash not immediately needed in ordinary daily business and interest earned on outstanding receivables; and $5,844 of other income. For the three month period ended September 30, 2003, we had other income consisting of: interest income of $5,678 associated with temporary investment of cash not immediately needed in ordinary daily business and interest earned on outstanding receivables and $1,210 of miscellaneous income.

We experienced a net loss of $7,156,276 for the three month period ended September 30, 2004. Our basic loss per share for the period was $0.38, based the weighted average number of shares outstanding of 18,662,788. We experienced a net loss of $779,594 for the three month period ended September 30, 2003. Our basic loss per share for the period was $0.04, based on weighted average number of shares outstanding of 17,384,868.

Liquidity and Capital Resources
-------------------------------
During the period we financed our operations through collecting accounts receivable and issuing common stock for: cash (paid in connection with the exercise of outstanding stock options); prepayment of certain salaries; and payment of professional services.

At September 30, 2004, we had current assets of $2,569,532, an increase of $154,718 over the $2,414,814 in current assets we had at June 30, 2004. Our current liabilities were $77,983 at September 30, 2004, a slight increase over the $58,683 in current liabilities we had at June 30, 2004. At September 30, 2004, we had a working capital surplus of $2,491,549, an increase over the $2,356,131 at June 30, 2004. We had cash and cash equivalents of $1,746,759 and net accounts receivable of $157,848 compared to cash and cash equivalents of $1,591,289 and net accounts receivable of $167,002 at June 30, 2004. Our increase in cash and equivalents at September 30, 2004, is attributable to the cash received from the exercise of outstanding options and a slight increase in inventory during the reporting period.

Net cash used by our operating activities for the reporting period was $597,118 compared to $586,394 for the comparable period in 2003. Our operations for period ending September 30, 2004 were funded primarily by cash and cash equivalents, accounts receivables, and the issuance of common stock for services and salary. Our operations for comparable period in 2003 were funded primarily the same way.

At September 30, 2004, we had net property and equipment of $1,385,305, after deducting $1,653,690 of accumulated depreciation. At June 30, 2004, we had net property and equipment of $1,445,993, after deduction of accumulated depreciation of $1,567,187. The decrease in net property and equipment for reporting period is almost entirely attributed to accumulated depreciation for the period. At September 30, 2004, our property and equipment consisted of leasehold improvements, $173,336; molds and models, $321,994; equipment, $2,262,880; furniture and fixtures, $70,033; vehicles, $25,851; and software, $184,901.

We have a retained deficit of $33,547,103 at September 30, 2004. Because we had an retained deficit of $26,390,827 at June 30, 2004, our audit report contains a going concern modification as to our ability to continue as a going concern.

We have taken certain steps to maintain our operating and financial requirements in an effort to enable us to continue as a going concern until such time that revenues are sufficient to cover expenses, including: (1) evaluating (A) our cost of goods and equipment utilization and requirements of our manufacturing operations, and (B) our sales and marketing plan on a product sector basis; (2) incorporating revisions to our methods, processes and costs in order to achieve necessary manufacturing efficiencies (i.e., line automation, reduced material costs, reduced product waste, etc.); and (3) seeking reduced material and component costs from suppliers.

In addition, to expand revenue opportunities during the fiscal year we have commenced a program of (1) licensing manufacturing and distribution rights to certain of our polyurethane tire products to third-party manufacturers based on such factors as geographical locations and boundaries; (2) selling manufacturing equipment to third-parties to manufacture certain of our polyurethane tire products; (3) selling our proprietary polyurethane chemical systems to third-party manufacturers that utilize our manufacturing equipment; and (4) offering contract design and engineering services to the tire and auto industries.

To supplement our cash needs during the fiscal year we intend to (1) obtain supplemental funding through the exercise of outstanding in the money options;
(2) issue common stock in lieu of cash as compensation for employment, development, and other professional services; and (3) sell our equity securities for cash in either a private placement or registered offering. (See "Risk Factors" below.)

We estimate that the combination of our accounts receivable and our cash and cash equivalents will meet our operational needs through January 2005. We anticipate that for the balance of this fiscal year we will need an additional $1,875,000 to implement our plan and to meet our working capital requirements.

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

Risk Factors
------------
You should carefully consider the following risks and other information contained in this Report and in our other SEC filings before you decide to invest in us or to maintain or increase your investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Due to our history of operating losses, our auditors are uncertain that we will be able to continue as a going concern.

Our Financial Statements have been prepared assuming that we will continue as a going concern. During the quarter ended September 30, 2004, we suffered a net loss of $7,156,276. During the fiscal years ended June 30, 2004 and 2003 we suffered net losses of $4,721,255 and $3,091,972, respectively. The independent auditors' report issued in conjunction with the financial statements for the year ended June 30, 2004 contains an explanatory paragraph indicating that the foregoing matters raise substantial doubt about our ability to continue as a going concern. There is no assurance that we can generate net income, increase revenues or successfully expand our operation in the future.

Our cash and cash equivalent reserves may not be adequate to cover our costs of operations.

To date we have been able to cover our operating losses from accounts receivables and the sale of our securities. We expect to fund our general operations for fiscal year 2005 in the same manner. However, our cost estimates do not include provisions for any contingence, unexpected expenses or increases in costs that may arise.

Our business operations and plans will be harmed if we are unable to obtain additional funding.

We believe that our available short-term assets and anticipated revenues may not be sufficient to meet our operating expenses, business expansion plans, and capital expenditures through the end of the fiscal year ending June 30, 2005. We do not know whether additional financing will be available when needed, or if it is available, whether it will be available on acceptable terms.

Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain opportunities for the commercialization of our technology and products. If we cannot generate adequate sales of our products, or increase our revenues through licensing of our technology or other means, then we may be forced to cease operations.

In order to succeed as a Company, we must continue to develop commercially viable products and sell adequate quantities of products at a high enough price to generate a profit. We may not accomplish these objectives. Even if we are successful in increasing our revenue base, a number of factors may affect future sales of our product. These factors include: (i) whether competitors produce alternative or superior products; and (ii) whether the cost of implementing our products is competitive in the marketplace.

In addition, we are proposing to attempt to increase revenues through licensing our technology and manufacturing rights, and offering contract design and engineering services. If these proposals are not viable in the marketplace, we may not generate any revenues from these efforts.

Because our auditors have expressed a going concern opinion, our ability to obtain additional financing could be adversely affected.

We have incurred significant losses, which have resulted in an accumulated deficit of $26,390,827 at June 30, 2004. Because of these continued losses and our accumulated deficit, we have included a going concern paragraph in Note 7 to our financial statements included in our Form 10-KSB for the year ended June 30, 2004 and our Form 10-KSB for the year ended June 30, 2003, addressing substantial doubt about our ability to continue as a going concern. This going concern paragraph could adversely affect our ability to obtain favorable financing terms in the future or to obtain any additional financing if needed. Management can offer no assurance with respect to its ability to create additional revenues, obtain additional equity financing or execute its long-term business plan.

Because we have limited experience, we may be unable to successfully manage planned growth as we complete the transition from a technology development company to a manufacturing and marketing company.

We have limited experience in the commercial manufacturing and marketing arena, limited product sales and marketing experience, and limited staff and support systems, especially compared to competitors in the tire industry. Although we have hired consultants to assist us in this transition period, there can be no assurance that we will properly ascertain or assess any and all risks inherent in the industry.

In addition, our success depends, in part, on our ability to market and distribute our products effectively. We have limited experience in the sale and marketing of our lawn and garden products and little to no experience in the marketing and sale of our proposed highway use products. We have limited manufacturing, marketing and distribution capabilities and we will need to retain consultants that have contacts in and understand the tire industry marketplace. We may not be successful in entering into new marketing arrangements, whether engaging independent distributors or recruiting, training and retaining a larger internal marketing staff and sales force. If we do not meet the challenges posed by our planned manufacturing, distribution and sales growth, the company may fail.

Because of our reliance on trade secrets, we may be at risk for potential claims or litigation related to our technology.

In certain cases, where the disclosure of information required to obtain a patent would divulge proprietary data, we may choose not to patent parts of the proprietary technology and processes which we have developed or may develop in the future and rely on trade secrets to protect the proprietary technology and processes. The protection of proprietary technology through claims of trade secret status has been the subject of increasing claims and litigation by various companies both in order to protect proprietary rights as well as for competitive reasons even where proprietary claims are unsubstantiated. The prosecution of proprietary claims or the defense of such claims is costly and uncertain given the uncertainty and rapid development of the principles of law pertaining to this area. We may also be subject to claims by other parties with regard to the use of technology information and data that may be deemed proprietary to others.

Our business depends on the protection of our intellectual property and may suffer if we are unable to adequately protect our intellectual property.

We have been granted several U.S. patents and have several U.S. patent applications pending relating to certain aspects of our manufacturing technology and use of polyurethane to make tires. We believe that our ability to either manufacture products and/or license our technology is substantially dependent on the validity and enforcement of these patents and patents pending. We cannot provide assurance that our patent will not be invalidated, circumvented or challenged, that the rights granted under the patents will give us competitive advantages or that our patent applications will be granted.

Proposed new products for highway use must meet safety standards prior to marketing which could delay anticipated revenues and increase expenses.

Our proposed new products for highway use must meet applicable federal safety standards through various testing processes. Our prototype polyurethane car tires and proposed temporary spare tire are both subject to such standards. The testing procedures involve submission of products to approved independent testing facilities, a process that may entail both significant time and significant expense. Therefore, the timing of new product placement in the market may be hard to determine, additional research, development and testing expenses may be incurred, and we may not receive revenues from such products as planned. Such delays and potential additional expenses could have a negative impact on cash flows and business planning.

Because our proposed highway use products are derived from new technology, product liability insurance costs will likely increase and we may be exposed to product liability risks that could adversely affect profitability.

Despite prior testing and approval of new highway use products, such products may subject us to unforeseen liabilities because the technology is new and there is no extensive history of use. Introduction of such new products will most likely increase product liability premiums and defense of potential claims could increase insurance cost even further which could substantially increase our expenses.

Significant increases in the price of steel and other raw materials used in our products could increase our production costs and decrease our profit margins or make our products less competitive in the marketplace due to price increases.

Over the last six months, we have experienced an increase in the cost of wheel components for our tire/wheel assemblies due to the increasing cost of steel. We have not passed the additional cost of the steel wheel components on to our customers, however, if the cost of steel wheel components continues to rise during fiscal year 2005, we may elect to amend our product pricing to reflect the increase in component costs. During the last three months, our chemical pricing remained relatively constant, but there is no guarantee such pricing will remain at current levels. Although we continually seek reductions in raw material and component costs from our suppliers, and even seek alternative suppliers in some cases, large price increases may have to be passed on to our customers and could adversely affect our sales.

Future sales of our common stock may cause our stock price to decline.

Our stock price may decline by future sales of our shares or the perception that such sales may occur. If we issue additional shares of common stock in private financings under an exemption from the registration laws, then those shares will constitute "restricted shares" as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

Some of our outstanding restricted shares of common stock are either eligible for sale pursuant to Rule 144 or have been registered under the Securities Act for resale by the holders. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock.

In addition, we may issue stock in a registered offering or in a transaction that would require registration of the underlying shares. In either case, once a registration was effective, there could be an increased number of shares available for sale in the public market which could reduce the market price.

Anticipated fund-raising activities include proposed equity placements that will dilute current shareholders.

We are submitting a proposal to our shareholders at our annual meeting of shareholders scheduled for November 15, 2004 (See Part II Item 5) to increase our authorized common stock from 25,000,000 shares to 40,000,000 shares. Our board of directors has the authority to issue the authorized but unissued shares of our common stock without action by the shareholders, so if the proposal is approved, our board of directors may issue up to the entire amount of the increased authorized but unissued shares.

In addition, we have authorized 5,000,000 shares of preferred stock. Although no preferred shares have been issued to date, the board of directors has the authority to determine rights and privileges respecting voting rights, preferences as to dividends and liquidation, and conversion rights with respect to any preferred shares issued, all of which designations may be superior to those attached to the common stock. The board of directors has the authority to issue up to the entire amount of the authorized but unissued shares of preferred stock without action by the shareholders.

Any such issuances, whether of common stock or some designated class of preferred shares, will reduce the percentage ownership and may dilute the book value of the shares held by existing shareholders.

Our stock price can be extremely volatile.

Our common stock is traded on the OTC Bulletin Board. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

We do not expect to pay dividends.

We have not paid dividends since inception on our common stock, and we do not contemplate paying dividends in the foreseeable future on our common stock in order to use all of our earnings, if any, to finance expansion of our business plans.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock could be subject to the "Penny Stock" rules of the SEC; the trading market in our securities is limited; transactions in our stock can be complicated and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which defines a "penny stock" as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share. In the event our securities have a market price per share less than $5.00, transaction involving our securities would require:

   - that a broker or dealer approve a person's account for transactions in penny stocks; and

   - the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

   - sets forth the basis on which the broker or dealer made the suitability determination; and

   - that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

                       ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Report. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There was no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

                            ITEM 1.  LEGAL PROCEEDINGS

     None.

    ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective July 1, 2004, our Board of Directors authorized the issuance of 65,000 shares of restricted common stock to Richard A. Steinke, our President and Chief Executive Office as employment compensation from July 1, 2004 through June 30, 2005. The value of the shares was $598,000, based on the closing price of $9.20 per share on the date of the board resolution.

Effective July 1, 2004, we amended the exclusive license agreement with our President and two unrelated parties to license certain intellectual property rights known as "Apparatus for Making Foam Products" and "Method for Making Polyurethane Tires with an Outer Skin" embodied in U.S. Patent Nos. 4,943,223 and 4,855,096, respectively. The amendment eliminates all royalty payments in exchange for 15,000 shares of our restricted common stock as a one-time payment to the licensees for their assignment and transfer of the technology to the Company. The closing price of our common stock as quoted on the OTC Bulletin Board on July 1, 2004 was $9.75 per share, for a value of $146,250.

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


                  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                          ITEM 5.  OTHER INFORMATION

Notice of Annual Meeting
------------------------
Our annual meeting of the shareholders (the "Annual Meeting") will be held in the Santa Maria Room at the Sunset Station Hotel and Casino, 1301 West Sunset Road, Henderson, Nevada 89014, on Monday, November 15, 2004, at 10:00 am, Pacific Time, to:

  1. Elect five directors to serve until the expiration of their respective terms and until their respective successors are elected and qualified;

  2. Ratify the selection of HJ & Associates, LLC as our independent auditor for our fiscal year ending June 30, 2005;

  3. Vote on the proposed increase of authorized capital from 25,000,000 shares of common stock to 40,000,000 shares of common stock; and

  4. Transact such other business as may properly come before the Annual Meeting or any adjournment thereof.

The foregoing matters are described in more detail in our Proxy Statement that was sent to shareholders on or about October 15, 2004.

                               ITEM 6.  EXHIBITS

Exhibit 31.01 - CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 31.02 - CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 32.01 - CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 32.02 - CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2004                 AMERITYRE CORPORATION


                                         /S/RICHARD A. STEINKE
                                         ----------------------------------
                                         Richard A. Steinke
                                         President and Chief Executive Officer



Dated: November 15, 2004                 /S/ANDERS A. SUAREZ
                                         -----------------------------------
                                         Anders A. Suarez
                                         Chief Financial Officer and
                                         Principal Accounting Officer