Form 10QSB
period 2004-12-31
AMERITYRE CORP
filed 2005-02-11
CIK 945828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-94318-C

                             AMERITYRE CORPORATION
       --------------------------------------------------------------
       (Exact name small business issuer as specified in its charter)

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

Check whether the issuer (1) filled all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 11, 2005, the issuer had 18,783,468 shares of common stock, par value $0.001, outstanding.

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

Our unaudited balance sheet at December 31, 2004 and our audited balance sheet at June 30, 2004; the related unaudited statements of operations for the three and six month periods ended December 31, 2004 and 2003, and the unaudited statement of cash flows for the six month periods ended December 31, 2004 and 2003, are attached hereto.

                             AMERITYRE CORPORATION
                                BALANCE SHEETS

                                    ASSETS

                                                 DECEMBER 31,     JUNE 30,
                                                     2004           2004
                                                 ------------  -------------
                                                  (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                       $  1,165,941   $  1,591,289
 Accounts receivable - net                             77,818        167,002
 Inventory                                            644,603        557,516
 Prepaid expenses                                     134,902         99,007
                                                 ------------   ------------
   Total Current Assets                             2,023,264      2,414,814
                                                 ------------   ------------
PROPERTY AND EQUIPMENT
 Leasehold improvements                               173,336        163,896
 Molds and models                                     328,968        315,282
 Equipment                                          2,275,730      2,253,217
 Furniture and fixtures                                70,033         70,033
 Vehicles                                                   -         25,851
 Software                                    184,901      184,901
 Less - accumulated depreciation                   (1,737,629)    (1,567,187)
                                                 ------------   ------------
   Total Property and Equipment                     1,295,339      1,445,993
                                                 ------------   ------------
OTHER ASSETS
 Patents and trademarks - net                         352,353        156,792
 Deposits                                              43,780         43,180
                                                 ------------   ------------
   Total Other Assets                                 396,133        199,972
                                                 ------------   ------------
TOTAL ASSETS                                     $  3,714,736   $  4,060,779
                                                 ============   ============





















 The accompanying notes are an integral part of these unaudited financial statements.

                            AMERITYRE CORPORATION
                          BALANCE SHEETS (Continued)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 DECEMBER 31,     JUNE 30,
                                                     2004           2004
                                                 ------------  -------------
                                                  (Unaudited)
CURRENT LIABILITIES
 Accounts payable                                $     78,889   $     42,866
 Accrued expenses                                      15,534         15,817
                                                 ------------   ------------
   Total Current Liabilities                           94,423         58,683
                                                 ------------   ------------
   Total Liabilities                                   94,423         58,683
                                                 ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock: 5,000,000 shares authorized
  of $0.001 par value, -0- shares issued and
  outstanding                                               -              -
 Common stock: 40,000,000 shares authorized of
  $0.001 par value, 18,739,168 and 18,429,168
  shares issued and outstanding, respectively          18,739         18,429
 Additional paid-in capital                        39,352,422     30,594,482
 Expenses prepaid with common stock                  (345,935)      (219,988)
 Deferred stock issuance cost                      (1,000,000)             -
 Retained deficit                                 (34,404,913)   (26,390,827)
                                                 ------------   ------------
   Total Stockholders' Equity                       3,620,313      4,002,096
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  3,714,736   $  4,060,779
                                                 ============   ============






 The accompanying notes are an integral part of these unaudited financial statements.

                           AMERITYRE CORPORATION
                          Statements of Operations
                                (Unaudited)

                                                For the Three Months Ended
                                                        December 31,
                                                ----------------------------
                                                     2004           2003
                                                ------------    ------------
NET SALES                                       $    303,801    $    234,658

COST OF SALES                                        215,891         159,712
                                                ------------    ------------
GROSS MARGIN                                          87,910          74,946
                                                ------------    ------------
EXPENSES
 Consulting                                                -         146,250
 Payroll and payroll taxes                           428,908         397,961
 Depreciation and amortization                       102,607          77,304
 Research & testing                                  110,798         191,572
 Bad debt expense                                        191               -
 Selling, general and administrative                 310,620         301,987
                                                ------------    ------------
    Total Expenses                                   953,124       1,115,074
                                                ------------    ------------
LOSS FROM OPERATIONS                                (865,214)     (1,040,128)
                                                ------------    ------------
OTHER INCOME
 Interest income                                       5,702           3,272
 Other Income                                          1,705             306
                                                ------------    ------------
TOTAL OTHER INCOME                                     7,407           3,578
                                                ------------    ------------
NET LOSS                                        $   (857,807)   $ (1,036,550)
                                                ============    ============
BASIC LOSS PER SHARE                            $      (0.05)   $      (0.06)
                                                ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES                 18,731,168      17,641,770
                                                ============    ============

 The accompanying notes are an integral part of these unaudited financial statements.

                             AMERITYRE CORPORATION
                            Statements of Operations
                                  (Unaudited)

                                                  For the Six Months Ended
                                                        December 31,
                                                ----------------------------
                                                     2004           2003
                                                ------------    ------------
NET SALES                                       $    643,573    $    583,603

COST OF SALES                                        462,678         529,534
                                                ------------    ------------
GROSS MARGIN                                         180,895          54,069
                                                ------------    ------------
EXPENSES
 Consulting                                                -         235,800
 Advisory group expense                            6,134,000               -
 Payroll and payroll taxes                           846,470         704,808
 Depreciation and amortization                       194,953         135,957
 Research & testing                                  409,166         200,589
 Bad debt expense                                        773               -
 Selling, general and administrative                 630,795         603,525
                                                ------------    ------------
    Total Expenses                                 8,216,157       1,880,679
                                                ------------    ------------
LOSS FROM OPERATIONS                              (8,035,262)     (1,826,610)
                                                ------------    ------------
OTHER INCOME
 Interest income                                      13,628           8,950
 Other Income                                          7,548           1,516
                                                ------------    ------------
TOTAL OTHER INCOME                                    21,176          10,466
                                                ------------    ------------
NET LOSS                                        $ (8,014,086)   $ (1,816,144)
                                                ============    ============
BASIC LOSS PER SHARE                            $      (0.43)   $      (0.10)
                                                ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES                 18,696,978      17,513,319
                                                ============    ============

 The accompanying notes are an integral part of these unaudited financial statements.

                                AMERITYRE CORPORATION
                              Statements of Cash Flows
                                   (Unaudited)

                                                For the Six Months Ended
                                                       December 31,
                                                ----------------------------
                                                    2004           2003
                                                -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                        $  (8,014,086) $  (1,816,144)
Adjustments to reconcile net loss to net
 cash (used) by operating activities:
  Depreciation and amortization                       194,953        135,957
  Common stock issued for services                          -        324,793
  Amortization of expenses prepaid with
   common stock                                       472,053        414,922
  Re-valuation of deferred consulting                       -       (108,818)
  Options issued for advisory group services        6,134,000              -
Changes in assets and liabilities:
   Decrease (increase) in accounts receivable          89,184        (42,706)
  (Increase) in inventory                             (87,087)       (75,333)
  (Increase) in prepaid expenses                      (35,895)       (12,050)
  (Increase) in other assets                             (600)          (785)
  Increase (decrease) in accounts payable and
   accrued expenses                                    35,739        (30,426)
                                                -------------  -------------
    Net Cash (Used) by Operating Activities        (1,211,739)    (1,210,590)
                                                -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for patents and trademarks                  (60,897)       (14,335)
Purchase of equipment                                 (32,712)      (365,080)
                                                -------------  -------------
   Net Cash (Used) by Investing Activities      $     (93,609) $    (379,415)
                                                -------------  -------------


















 The accompanying notes are an integral part of these unaudited financial statements.

                                AMERITYRE CORPORATION
                         Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                For the Six Months Ended
                                                       December 31,
                                                ---------------------------
                                                    2004           2003
                                                ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Receipt of subscriptions receivable             $          -   $     16,632
Common stock issued for cash                         880,000         30,000
                                                ------------   ------------
Net Cash Provided by Financing Activities            880,000         46,632
                                                ------------   ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS         (425,348)    (1,543,373)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                         1,591,289      2,490,604
                                                ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  1,165,941   $    947,231
                                                ============   ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest                                        $          -   $          -
Income taxes                                    $          -   $          -

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered       $          -   $    324,793
Options issued for advisory group service
 receivable                                     $  6,134,000   $          -

















 The accompanying notes are an integral part of these unaudited financial statements.

                               AMERITYRE CORPORATION
                    Notes to the Unaudited Financial Statements
                        December 31, 2004 and June 30, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although we believe the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2004 Annual Report on Form 10-KSB. Operating results for the three and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2005. Certain prior year income statement balances have been reclassified to conform with current year presentation.

NOTE 2 - GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total accumulated deficit of approximately $34,404,913 at December 31, 2004 which raises substantial doubt about our ability to continue as a going concern.
The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

In addition, to expand revenue opportunities during the fiscal year we have commenced a program of (1) licensing manufacturing and distribution rights to certain of our polyurethane tire products to third-party manufacturers based on such factors as geographical locations and boundaries; (2) selling manufacturing equipment to third-party manufacturers to manufacture certain of our polyurethane tire products; (3) selling our proprietary polyurethane chemical systems to third-party manufacturers that utilize our manufacturing equipment; and (4) offering contract design and engineering services to the tire and auto industries.

                               AMERITYRE CORPORATION
                     Notes to the Unaudited Financial Statements
                         December 31, 2004 and June 30, 2004

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

We estimate that the combination of our accounts receivable and our cash and cash equivalents will meet our operational needs through April 2005. We anticipate that for the balance of this fiscal year we will need an additional $900,000 to implement our plan and to meet our working capital requirements.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described above, and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

NOTE 3 - STOCK OPTIONS

In October 2004, we issued 2,000 shares of our common stock for cash of $8,000, or $4.00 per share, in connection with the exercise of outstanding stock options. In November 2004, we issued 15,000 shares of our common stock for cash of $60,000, or $4.00 per share, in connection with the exercise of outstanding stock options. In December 2004, we issued options to acquire an aggregate of 105,000 shares of our common stock to certain employees under our 2002 Stock Option and Award Plan. The options are exercisable at $6.40 per share, the closing price on the date of grant, vest immediately, and expire on December 15, 2009. In December 2004, we issued options to acquire an aggregate of 80,000 shares of our common stock to non-employee directors for annual service on our board of directors pursuant to our 2004 Non-Employee Directors' Stock Incentive Plan. These option vest on June 15, 2005, are exercisable at $6.40 per share and expire on December 15, 2007.

The 185,000 options issued to the employees and non-employee directors were issued at or above the market price of our common stock on the date of issue and are accounted for under APB 25, "Accounting for Stock Issued to Employees". As such, no compensation expense was recognized. Had compensation cost for the issuance of the options been determined based on fair market value at the grant dates consistent with the method of FASB Statement 123, "Accounting for Stock Based Compensation," our net loss and loss per share would have been increased to the pro forma amounts indicated below:

                       For the Three Months Ended  For the Six Months Ended
                               December 31,                 December 31,
                       --------------------------  --------------------------
                           2004          2003          2004          2003
                       ------------  ------------  ------------  ------------
Net (loss) as reported $   (857,807) $ (1,036,550) $ (8,014,036) $ (1,816,144)
Pro forma              $ (1,384,857) $ (1,066,250) $ (8,544,086) $ (1,845,844)

Basic (loss) per share
 as reported           $      (0.05) $      (0.06) $      (0.43) $      (0.10)
Pro forma              $      (0.07) $      (0.06) $      (0.46) $      (0.11)

                               AMERITYRE CORPORATION
                     Notes to the Unaudited Financial Statements
                         December 31, 2004 and June 30, 2004

NOTE 3 -STOCK OPTIONS, Continued

During the period ended September 30, 2004, we issued options to acquire an aggregate of 3,000,000 shares of our common stock to certain non-employees in connection with an advisory agreement. The option vested immediately and the exercise price is $7.00 per share. We recognized a total of $6,134,000 in expense associated with the issuance of these options and deferred $1,000,000 as stock issuance costs until related funding is received. We estimated the fair value of the stock options at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

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

A summary of the status of the Company's outstanding stock options as of December 31, 2004 and June 30, 2004 and changes during the periods then ended is presented below:
                                 December 31,                June 30,
                                     2004                      2004
                            -----------------------   -----------------------
                                          Weighted                  Weighted
                                           Average                   Average
                                          Exercise                  Exercise
                             Shares         Price       Shares        Price
                            ----------   ----------   ----------   ----------
Outstanding, beginning of
 period                      1,922,000  $      3.66    2,466,000  $      3.42
Granted                      3,185,000         4.55       90,000         5.73
Expired/Cancelled                    -            -            -            -
Exercised                     (230,000)       (2.40)    (634,000)        2.80
                            ----------   ----------   ----------   ----------
Outstanding end of period    4,877,000  $      5.81    1,922,000  $      3.66
                            ==========   ==========   ==========   ==========
Exercisable                  1,797,000  $      3.80    1,922,000  $      3.66
                            ==========   ==========   ==========   ==========

                             Outstanding                   Exercisable
               -----------------------------------   -----------------------
                            Weighted
                 Number      Average      Weighted      Number      Weighted
               Outstanding  Remaining      Average    Exercisable    Average
   Range of    at Dec. 31, Contractual    Exercise    at Dec. 31,   Exercise
Exercise Prices    2004        Life         Price         2004        Price
  ----------   ----------   ----------   ----------   ----------   ----------
 $      2.00      130,000         0.25  $      2.00      130,000  $      2.00
        3.00      500,000         0.58         3.00      500,000         3.00
        3.80       30,000         1.75         3.80       30,000         3.80
        4.00      972,000         0.70         4.00      972,000         4.00
        6.40      185,000         4.09         6.40      105,000         6.40
        6.70       60,000         1.00         6.70       60,000         6.70
        7.00    3,000,000         4.70         7.00            -            -
               ----------   ----------   ----------   ----------   ----------
 $ 2.00-7.00    4,877,000         3.28  $      5.81    1,797,000  $      3.80
               ==========   ==========   ==========   ==========   ==========

                      AMERITYRE CORPORATION
                    Notes to the Unaudited Financial Statements
                        December 31, 2004 and June 30, 2004

NOTE 4 - SUBSEQUENT EVENTS

In January 2005, we issued 15,000 shares of our common stock for cash of $60,000, in connection with the exercise of 15,000 outstanding stock options at $4.00 per share.

In January 2005, pursuant to a resolution of our Board of Directors, we granted several employees stock awards aggregating 19,300 shares of common stock valued at $123,520, or $6.40 per share.

In January 2005, pursuant to a resolution of our Board of Directors, we issued 10,000 shares of our common stock valued at $77,000, or $7.70 per share, to a third-party consultant for professional services.

In February 2005, we engaged Keystone Equities Group, a NASD licensed broker-dealer ("Keystone") to act as our placement agent in a best-efforts offering to raise up to $11,000,000 through the private placement of our equity securities. Our securities will be offered by Keystone on a "best-efforts, all or none" basis.

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

The section below entitled "Risk Factors" set forth in this Report and similar types of discussions in other SEC filings, discusses some of the important risks that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our Company or to maintain or decrease your investment.

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

Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results or to changes in our expectations.

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

Polyurethane Foam Tire Technology and Products
----------------------------------------------
The products produced from our Flatfree[TM] polyurethane foam tire technology ("Products") are considered "non-pneumatic" because they do not require inflation. Our Products are multi-density in nature and consist of specially formulated polyurethanes creating a closed cell foam construction which effectively reproduces the ride quality of a pneumatic tire. The closed cell foam construction, which forms one of the key components of our technology, contains millions of closed cells containing compressed air. Therefore, our Products are best identified as "Flatfree" in that they have no inner tube, do not require inflation and will not go flat even if they are punctured. Our Products have been designed for low-duty, non-highway use on outdoor power equipment, bicycles, wheelbarrows and hand trucks, as well as wheel chairs and golf cars.

Polyurethane Elastomer Technology
---------------------------------
As indicated above, we have also been engaged in the fundamental development of the process to manufacture polyurethane elastomer tires for highway and agricultural use based on our proprietary technology. The polyurethane elastomer material is identified by us as Elastothane[TM]. Elastothane[TM] and the technology to produce tires using Elastothane[TM] are significant to us because we believe that combined they will result in a tire that can be produced quickly and less expensively than traditional rubber pneumatic tires, while meeting or exceeding the performance of those tires.

We have produced a limited number of prototype polyurethane car tires and conducted independent laboratory testing to demonstrate that the tires comply with Federal Motor Vehicle Safety Standard No. 109, applicable to new pneumatic tires. Compliance with FMVSS 109 is necessary to commercially market pneumatic car tires within the United States. However, FMVSS 139, a new standard for new pneumatic tires, takes effect in July 2007. FMVSS 139, retains many of the test components of FMVSS 109, with the following major changes:

 (1) Endurance and Low Inflation Pressure Test. Test remains 34 hours, but extends the final load step from 22 hours to 24 hours. Load percentages have been reduced from 90/100/110% to 85/90/100%. In addition, at the end of the 34 hours of endurance testing, the tire will be run under-inflated (20psi) at 120 km/h (75 mph) for 90 minutes;

 (2) Speed test. Test remains a total of 90 minutes with a 2 hour warm-up; however, speeds for each 30 minute segment have been increased from 75/80/85 mph to 140/150/160 km/h [87/93/99 mph], respectively; and

 (3) Aging effects performance test. Implementation of the aging effects performance test has been deferred until the NHTSA has completed additional research and issues a new proposal.

Because our technology for manufacturing passenger car tires from polyurethane has only recently been invented, we continue to perform tests on our materials and prototype tires to help us better understand their performance characteristics. These tests are ongoing and constitute a significant portion of our research and development expenses. At this time, we know of no pneumatic passenger car tires, rubber or polyurethane, that have passed the test requirements of FMVSS 139. Over the next several months we will be conducting additional testing to determine if car tires produced utilizing our technology can comply with the new standard.

In addition, we have invented the manufacturing equipment necessary to produce the polyurethane car tires in limited quantities. We have filed several applications for method and process patents with respect to various aspects of this technology. We have completed fabrication of a prototype centrifugal spin-casting machine used to mold the polyurethane elastomer tires and we are fabricating certain additional pieces of manufacturing equipment that are necessary to assemble the reinforcement materials (i.e., beads, belts and plies) utilized in connection with manufacturing the tire. This work is continuing and we expect to make improvements to the method, process and equipment as needed.

During the six month period ended December 31, 2004, we filed an application for patent with the US Patent and Trademark Office relating to the method and apparatus for manufacturing a temporary spare tire out of polyurethane elastomer. Our initial project is a 'zero' pressure non-pneumatic spare tire that combines a polyurethane elastomer tire material with a conventional wheel. The 'zero' pressure spare tire project is viewed by us to potentially be a safe and better performing alternative to comparable rubber high-pressure or 'donut' spare tires. Our objective is to create a temporary tire that can be safely operated at 50 mph for over 2,000 miles without the need for air or inflation.

We have been developing this technology and have made prototype tires/wheel assemblies. In January 2005, we began initial testing of the prototypes, including independent laboratory testing to determine if the tire/wheel assemblies comply with FMVSS 129, the applicable Federal Motor Vehicle Safety Standards for non-pneumatic tires. This testing is ongoing and we do not know with any degree of specificity how long it will take to pass the tests. To the best of our knowledge, there has never been a non-pneumatic auto tire, rubber or polyurethane, that has passed FMVSS 129 testing. As a result, the objectives we have established for the 'zero' pressure spare tire should be considered formidable in light of the challenge. Therefore, we can give no assurance that our objectives for the spare tire will be achieved and, if achieved, commercially implemented.

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

Liberty Circle was to have funded the equipment purchase on or before October 24, 2004, but failed to do so. It is managements opinion that Liberty Circle has failed to comply with the terms of the Agreement and the Agreement has been terminated. As recent as February 9, 2005, Liberty Circle notified the Company that it is continuing to secure the financing necessary to license the manufacturing technology and at such time as their financing is obtained, it will seek to obtain manufacturing rights for Latin America. Nevertheless, and despite Liberty Circle's efforts, we have been negotiating with other interested parties.

In July 2004, we entered into an agreement with International Research and Development Corporation ("IRD"), La Jolla, California, to introduce our polyurethane tire manufacturing technology in developing countries around the world. IRD intends to present a turn-key type manufacturing opportunity in several regions throughout the world where it believes manufacturing opportunities for our tire technology exist. IRD has introduced our technology to delegations from Sri Lanka, India, Mexico, Peru, Saudi Arabia and Dubai. In addition, independent delegations from Brazil and Bahrain are currently evaluating the prospects of licensing the technology. However we have no licensing agreements with any of these parties at this time.

Our Results of Operations for the Six Month Period Ended December 31, 2004 compared to the Six Month Period Ended December 31, 2003
-----------------------------------------------------------------------------
Net Sales and Costs of Sales: Our net sales for the six month period ended December 31, 2004 were $643,573, compared to $583,603 for the comparable period ended December 31, 2003, an increase of $59,970, or 10%.

Our cost of sales for the six months ended December 31, 2004 was $462,678, or 72% of sales, for a gross margin of $180,895 or 28%. Our cost of sales for the six months ended December 31, 2003 was $529,534, or 91% of sales, for a gross margin of $54,069 or 9.3%., .

The improvement in our gross margin for the current period as compared to the prior year is a result of manufacturing efficiencies such as (a) increasing the size of chemical batches, (b) dedicating production shifts to manufacturing single products (i.e., longer production runs), and (c) reducing labor costs by implementing line automation. We believe that our gross margin can continue to improve as our sales efforts generate additional product orders in such quantities to take further advantage of the manufacturing efficiencies. We believe we currently have sufficient manufacturing equipment and employees to merit a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

We continue to experience an increase in the cost of wheel components for our tire/wheel assemblies due to the increasing cost of steel. We have not passed the increases on to our customers and have elected to seek alternative suppliers for components that are priced more competitively. However, if the cost of steel wheel components continues to rise during fiscal year 2005, we may elect to amend our product pricing to reflect the increase in component costs. During the reporting period, our chemical pricing remained relatively constant, however, we anticipate some upward pressure on chemical pricing during the next three months.

Corporate Expense: Our total operating expenses for the six month period ended December 31, 2004 were $8,216,157. These expenses consisted of: payroll and payroll taxes of $846,470; depreciation and amortization of $194,953; research and testing $409,166; bad debt expense $773, selling, general and administrative expenses $630,795; along with an expense of $6,134,000 for advisory group services associated with the grant of options to acquire an aggregate of 3,000,000 shares of our common stock to third-party consultants during the six month period. The value of the options was calculated using the Black-Scholes option pricing model and expensed during the three month period ended September 30, 2004, as reported in our quarterly report on Form 10QSB for that period, and is included in the operating expenses for the six month period ended December 31, 2004.

Selling, general and administrative expenses for the six month period ended December 31, 2004 do not include $1,000,000 in deferred stock issuance costs. This amount has been recorded as a reduction in stockholders' equity due to its association with a proposed offering of our securities. (See FINANCIAL STATEMENTS, Note 3 - STOCK OPTIONS and Note 4 - SUBSEQUENT EVENTS.)

Without taking into account the expense associated with the issuance of options, our operating expenses increased approximately $201,478 during the six month period compared to last year. The increase is attributed to aggregated increases in research and testing expenses, payroll and payroll taxes, depreciation and amortization expenses, and selling, general and administrative expenses, offset by a substantial reduction in consulting expenses. We expect our operating expenses to remain relatively constant for the remainder of the fiscal year at an estimated $325,000 per month.

Our total operating expenses for the six months ended December 31, 2003 were $1,880,679. These expenses consisted as follows: consulting $235,800; payroll and payroll taxes $704,808; depreciation and amortization $135,957; selling general and administrative $603,525; and research and development $200,589, resulting in a loss from operations of $1,826,610. Additionally, our selling, general and administrative expenses for the six month period ended December 31, 2003, do not include $131,455 in deferred consulting expenses. The aggregate amount is recorded as a reduction in stockholders' equity because it is associated with the granting of options to non-employees for services not yet performed. The variable fair value of these options was calculated using the Black-Scholes option pricing model.

Interest Expense: We had no interest expense during the six month periods ended December 31, 2004 and 2003.

Other Income: For the six month period ended December 31, 2004, we had interest income of $13,628. This income was associated with the temporary investment of cash not immediately needed in ordinary daily business and interest earned on outstanding receivables. In addition we had other income of $7,548. For the six month period ended December 31, 2003, we had aggregated interest and other income of $10,466.

We experienced a net loss of $8,014,086, respectively, for the six months ended December 31, 2004, with a basic loss per share of $0.43 per share, based on the weighted average number of shares outstanding of 18,696,978. In the prior year period, we experienced a net loss of $1,816,144, with a basic loss per share of $0.10, based on the weighted average number of shares outstanding of 17,513,319.

Liquidity and Capital Resources
-------------------------------
During the period we financed our operations through collecting accounts receivable and issuing common stock for cash (paid in connection with the exercise of outstanding stock options), prepayment of certain salaries and payment of professional services.

At December 31, 2004, we had current assets of $2,023,264, a decrease from the $2,414,814 in current assets we had at June 30, 2004. Our current liabilities were $94,423 at December 31, 2004, a slight increase from the $58,683 in current liabilities we had at June 30, 2004. At December 31, 2004, we had a working capital surplus of $1,928,841, a decrease from the $2,356,131 in working capital surplus at June 30, 2004. We had cash and cash equivalents of $1,165,941 and net accounts receivable of $77,818 compared to cash and cash equivalents of $1,591,289 and net accounts receivable of $167,002 at June 30, 2004. Our decrease in cash and cash equivalents at December 31, 2004, is attributable to net cash expended to sustain operations during the period.

Net cash used by our operating activities for the reporting period was $1,211,739 compared to $1,210,590 for the comparable period in 2003. Our operations for the period ending December 31, 2004 were funded primarily by cash and cash equivalents, accounts receivables, and the issuance of common stock for services and salary. Our operations for comparable period in 2003 were funded primarily the same way.

At December 31, 2004, we had net property and equipment of $1,295,339, after deducting $1,737,629 of accumulated depreciation. At June 30, 2004, we had net property and equipment of $1,445,993, after deduction of accumulated depreciation of $1,567,187. The decrease in net property and equipment for reporting period is attributed to accumulated depreciation for the period and the disposition of a company vehicle. At December 31, 2004, our property and equipment consisted of leasehold improvements, $173,336; molds and models, $328,968; equipment, $2,275,730; furniture and fixtures, $70,033; and software, $184,901.

We have a retained deficit of $34,404,913 at December 31, 2004. Because we had a retained deficit of $26,390,827 at June 30, 2004, our audit report contains a going concern modification as to our ability to continue as a going concern.

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

In addition, to expand revenue opportunities during the fiscal year we have commenced a program of (1) licensing manufacturing and distribution rights to certain of our polyurethane tire products to third-party manufacturers based on such factors as geographical locations and boundaries; (2) selling manufacturing equipment to third-parties manufacturers to manufacture certain of our polyurethane tire products; (3) selling our proprietary polyurethane chemical systems to third-party manufacturers that utilize our manufacturing equipment; and (4) offering contract design and engineering services to the tire and auto industries.

To supplement our cash needs during the balance of the fiscal year we intend to (1) obtain supplemental funding through the exercise of outstanding in the money options; (2) issue common stock in lieu of cash as compensation for employment, development, and other professional services; and (3) sell our equity securities for cash in either a private placement or registered offering. (See "Risk Factors" below.)

We estimate that the combination of our accounts receivable and our cash and cash equivalents will meet our operational needs through April 2005. We anticipate that for the balance of this fiscal year we will need an additional $900,000 to meet our working capital requirements.

In February 2005, we engaged Keystone Equities Group, a NASD licensed broker-dealer ("Keystone") to act our placement agent in a best-efforts offering to raise up to $11,000,000 through the private placement of our equity securities. Our securities will be offered by Keystone on a "best-efforts, all or none" basis. We desire to complete the offering prior to March 31, 2005. However, no assurance can be given that Keystone will be able to place any of our securities and that we will receive the anticipated proceeds from their sale.

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

Our Financial Statements have been prepared assuming that we will continue as a going concern. For the six month period ended December 31, 2004, we suffered a net loss of $8,014,086. During the fiscal years ended June 30, 2004 and 2003 we suffered net losses of $4,721,255 and $3,091,972, respectively. The independent auditors' report issued in conjunction with the financial statements for the year ended June 30, 2004 contains an explanatory paragraph indicating that the foregoing matters raise substantial doubt about our ability to continue as a going concern. There is no assurance that we can generate net income, increase revenues or successfully expand our operation in the future.

Our cash and cash equivalent reserves may not be adequate to cover our costs of operations.

To date we have been able to cover our operating losses from accounts receivables and the sale of our securities. We expect to fund our general operations for fiscal year 2005 in the same manner. However, our cost estimates do not include provisions for any contingency, unexpected expenses or increases in costs that may arise.

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

Over the last nine months, we have experienced an increase in the cost of wheel components for our tire/wheel assemblies due to the increasing cost of steel. We have not passed the additional cost of the steel wheel components on to our customers, however, if the cost of steel wheel components continues to rise during fiscal year 2005, we may elect to amend our product pricing to reflect the increase in component costs. During the last six months, our chemical pricing remained relatively constant, but there is no guarantee such pricing will remain at current levels. Although we continually seek reductions in raw material and component costs from our suppliers, and even seek alternative suppliers in some cases, large price increases may have to be passed on to our customers and could adversely affect our sales.

"Best Efforts, All or None" Offering

In February 2005, we engaged Keystone Equities Group, a NASD licensed broker-dealer ("Keystone") to act as our placement agent in a best-efforts offering to raise up to $11,000,000 through the private placement of our equity securities. Our securities will be offered by Keystone on a "best-efforts, all or none" basis. We desire to complete the offering prior to March 31, 2005. However, no assurance can be given that Keystone will be able to place all of our securities and that we will receive the total proceeds from their sale.

Arbitrary Offering Price for our Securities

The offering price for our securities and the terms for the offering may be arbitrarily determined by negotiations between us and Keystone, taking into account our capital requirements, the cost of the offering, regulatory requirements and the marketability of the securities.

Future sales of our common stock may cause our stock price to decline.

Some of our outstanding restricted shares are eligible for resale by the holders under Rule 144 and the sale or even the perception that a sale of such shares may occur could cause our stock price to decline. We are unable to estimate the amount, timing, or nature of future sales of outstanding restricted shares. If we issue additional shares of common stock in a private financing under an exemption from registration, then those shares will constitute restricted shares as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

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

We are authorized to issue up to 40,000,000 shares of common stock. Our board of directors has the authority to issue the authorized but unissued shares of our common stock without action by the shareholders.

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

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

   - obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

     None.

                  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Shareholders' Meeting
----------------------------
Our annual meeting of the shareholders (the "Annual Meeting") was held in the Santa Maria Room at the Sunset Station Hotel and Casino, 1301 West Sunset Road, Henderson, Nevada 89014, on Monday, November 15, 2004, at 10:00 am, Pacific Time. At the Annual Meeting a majority of the shareholders (1) elected Richard A. Steinke, Louis M. Haynie, Henry D. Moyle, Wesley G. Sprunk and Norman H. Tregenza to the board of directors (each director will serve until our next annual meeting and until his or her successor is duly elected and qualified), (2) approved the selection of HJ & Associates, LLC, as our independent public accountants for fiscal year 2005, and (3) approved an increase of authorized capital from 25,000,000 shares of common stock to 40,000,000 shares of common stock.

The tabulation of the votes is set forth below:

1.   Election of directors:

Richard A. Steinke: for 15,704,106; against 24,275; withhold 126,906 Henry D. Moyle: for 15,695,606; against 32,775; withhold 126,906
Louis M. Haynie:    for 15,698,106;  against 30,275; withhold 126,906
Norman H. Tregenza: for 15,704,106;  against 24,275; withhold 126,906
Wesley G. Sprunk:   for 15,701,606;  against 26,775; withhold 126,906

2. Ratification of HJ: for 15,797,012; against 51,025; withheld 7,250

3. Increase in authorized common shares: for 15,295,816; against 195,425; withheld 364,046

                          ITEM 5.  OTHER INFORMATION

     None.

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

Dated: February 11, 2005                 AMERITYRE CORPORATION


                                         /S/RICHARD A. STEINKE
                                         ----------------------------------
                                         Richard A. Steinke
                                         President and Chief Executive Officer



Dated: February 11, 2005                 /S/ANDERS A. SUAREZ
                                         -----------------------------------
                                         Anders A. Suarez
                                         Chief Financial Officer and
                                         Principal Accounting Officer