Form 10QSB
period 2005-03-31
AMERITYRE CORP
filed 2005-05-16
CIK 945828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filled all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 13, 2005, the issuer had 19,475,216 shares of common stock, par value $0.001, outstanding.

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

Our unaudited balance sheet at March 31, 2005 and our audited balance sheet at June 30, 2004; the related unaudited statements of operations for the three and nine month periods ended March 31, 2005 and 2004, and the unaudited statement of cash flows for the nine month periods ended March 31, 2005 and 2004, are attached hereto.

                             AMERITYRE CORPORATION
                                BALANCE SHEETS

                                    ASSETS

                                                   MARCH 31,      JUNE 30,
                                                     2005           2004
                                                 ------------  -------------
                                                  (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                       $  2,820,487   $  1,591,289
 Accounts receivable - net                            199,3821        167,002
 Inventory                                            673,689        557,516
 Prepaid expenses                                      79,366         99,007
 Deferred stock offering expenses                      67,468              -
                                                 ------------   ------------
   Total Current Assets                             3,840,392      2,414,814
                                                 ------------   ------------
PROPERTY AND EQUIPMENT
 Leasehold improvements                               131,723        163,896
 Molds and models                                     346,959        315,282
 Equipment                                          2,275,729      2,253,217
 Furniture and fixtures                                70,033         70,033
 Vehicles                                                   -         25,851
 Software                                    184,901      184,901
 Less - accumulated depreciation                   (1,782,038)    (1,567,187)
                                                 ------------   ------------
   Total Property and Equipment                     1,227,307      1,445,993
                                                 ------------   ------------
OTHER ASSETS
 Construction in progress                              60,000              -
 Patents and trademarks - net                         352,303        156,792
 Deposits                                              43,180         43,180
                                                 ------------   ------------
   Total Other Assets                                 455,483        199,972
                                                 ------------   ------------
TOTAL ASSETS                                     $  5,523,182   $  4,060,779
                                                 ============   ============




















 The accompanying notes are an integral part of these unaudited financial statements.

                            AMERITYRE CORPORATION
                          BALANCE SHEETS (Continued)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   MARCH 31,      JUNE 30,
                                                     2005           2004
                                                 ------------  -------------
                                                  (Unaudited)
CURRENT LIABILITIES
 Accounts payable                                $    127,490   $     42,866
 Accrued expenses                                      25,348         15,817
 Deferred revenue - special projects                    2,500              -
                                                 ------------   ------------
   Total Current Liabilities                          155,338         58,683
                                                 ------------   ------------
   Total Liabilities                                  155,338         58,683
                                                 ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock: 5,000,000 shares authorized
  of $0.001 par value, -0- shares issued and
  outstanding                                               -              -
 Common stock: 40,000,000 shares authorized of
  $0.001 par value, 19,475,216 and 18,429,168
  shares issued and outstanding, respectively          19,4733         18,429
 Additional paid-in capital                        41,896,207     30,594,482
 Expenses prepaid with common stock                  (153,8188)      (219,988)
 Deferred stock issuance cost                      (1,000,000)             -
 Retained deficit                                 (35,394,018)   (26,390,827)
                                                 ------------   ------------
   Total Stockholders' Equity                       5,367,844      4,002,096
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  5,523,182   $  4,060,779
                                                 ============   ============






 The accompanying notes are an integral part of these unaudited financial statements.

                           AMERITYRE CORPORATION
                          Statements of Operations
                                (Unaudited)

                                                For the Three Months Ended
                                                          March  31,
                                                ----------------------------
                                                     2005           2004
                                                ------------    ------------
NET SALES                                       $    486,727    $    448,753

COST OF SALES                                        394,828         294,854
                                                ------------    ------------
GROSS MARGIN                                          91,899         153,899
                                                ------------    ------------
EXPENSES
 Consulting                                           77,000          67,373
 Payroll and payroll taxes                           606,880         383,688
 Depreciation and amortization                        91,865          79,461
 Research & testing                                   70,183         199,628
 Bad debt expense                                        444               -
 Selling, general and administrative                 247,352         524,928
                                                ------------    ------------
    Total Expenses                                 1,093,724       1,255,078
                                                ------------    ------------
LOSS FROM OPERATIONS                              (1,001,825)     (1,101,179)
                                                ------------    ------------
OTHER INCOME
 Interest income                                       5,819           4,691
 Other Income                                          6,901               -
                                                ------------    ------------
TOTAL OTHER INCOME                                    12,720           4,691
                                                ------------    ------------
NET LOSS                                        $   (989,105)   $ (1,096,488)
                                                ============    ============
BASIC LOSS PER SHARE                            $      (0.05)   $      (0.06)
                                                ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES                 18,774,411      18,040,426
                                                ============    ============

 The accompanying notes are an integral part of these unaudited financial statements.

                             AMERITYRE CORPORATION
                            Statements of Operations
                                  (Unaudited)

                                                 For the Nine Months Ended
                                                          March 31,
                                                ----------------------------
                                                     2005           2004
                                                ------------    ------------
NET SALES                                       $  1,130,300    $  1,032,356

COST OF SALES                                        857,506         824,388
                                                ------------    ------------
GROSS MARGIN                                         272,794         207,968
                                                ------------    ------------
EXPENSES
 Consulting                                           77,000         303,173
 Advisory group expense                            6,134,000               -
 Payroll and payroll taxes                         1,453,350       1,088,496
 Depreciation and amortization                       286,819         215,418
 Research & testing                                  479,348         400,217
 Bad debt expense                                      1,216               -
 Selling, general and administrative                 878,148       1,128,453
                                                ------------    ------------
    Total Expenses                                 9,309,881       3,135,757
                                                ------------    ------------
LOSS FROM OPERATIONS                              (9,037,087)     (2,927,789)
                                                ------------    ------------
OTHER INCOME
 Interest income                                      19,447          13,641
 Other Income                                         14,449           1,516
                                                ------------    ------------
TOTAL OTHER INCOME                                    33,896          15,157
                                                ------------    ------------
NET LOSS                                        $ (9,003,191)   $ (2,912,632)
                                                ============    ============
BASIC LOSS PER SHARE                            $      (0.48)   $      (0.16)
                                                ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES                 18,746,079      17,687,515
                                                ============    ============

 The accompanying notes are an integral part of these unaudited financial statements.

                                AMERITYRE CORPORATION
                              Statements of Cash Flows
                                   (Unaudited)

                                                For the Nine Months Ended
                                                         March 31,
                                                ----------------------------
                                                    2005           2004
                                                -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                        $  (9,003,191) $  (2,912,632)
Adjustments to reconcile net loss to net
 cash (used) by operating activities:
  Depreciation and amortization                       286,819        215,418
  Common stock issued for services                    200,520        335,753
  Amortization of expenses prepaid with
   common stock                                       664,169        760,991
  Re-valuation of deferred consulting                       -        115,687
  Options issued for advisory group services        6,134,000              -
Changes in assets and liabilities:
  (Increase) in accounts receivable                   (32,380)      (139,565)
  (Increase) in inventory                            (116,173)       (70,999)
  (Increase) decrease in prepaid expenses             (47,827)         1,536
  Increase in accounts payable and
   accrued expenses                                    96,655         14,677
                                                -------------  -------------
    Net Cash (Used) by Operating Activities        (1,817,408)    (1,679,134)
                                                -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for construction in progress                (60,000)      (178,072)
Cash paid for patents and trademarks                  (66,682)       (24,110)
Purchase and sale of equipment                        (50,712)      (229,887)
                                                -------------  -------------
   Net Cash (Used) by Investing Activities      $    (177,394) $    (432,069)
                                                -------------  -------------


















 The accompanying notes are an integral part of these unaudited financial statements.

                                AMERITYRE CORPORATION
                         Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                 For the Nine Months Ended
                                                         March 31,
                                                ----------------------------
                                                    2005           2004
                                                -------------  -------------



CASH FLOWS FROM FINANCING ACTIVITIES

Receipt of subscriptions receivable             $          -   $     16,632
Common stock issued for cash                       3,224,000      1,662,091
                                                ------------   ------------
Net Cash Provided by Financing Activities          3,224,000      1,678,723
                                                ------------   ------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                              1,229,198       (432,480)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                         1,591,289      2,490,604
                                                ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  2,820,487   $  2,058,124
                                                ============   ============


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest                                        $          -   $          -
Income taxes                                    $          -   $          -

NON-CASH OPERATING ACTIVITIES

Common stock issued for services rendered       $    200,520   $    335,753

NON-CASH FINANCING ACTIVITIES

Options issued for advisory group service
 receivable                                     $  6,134,000   $          -













 The accompanying notes are an integral part of these unaudited financial statements.

                               AMERITYRE CORPORATION
                    Notes to the Unaudited Financial Statements
                          March 31, 2005 and June 30, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although we believe the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2004 Annual Report on Form 10-KSB. Operating results for the three and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2005. Certain prior year income statement balances have been reclassified to conform with current year presentation.

NOTE 2 - GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total accumulated deficit of $35,394,018 at March 31, 2005 which raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

In addition, to expand revenue opportunities, we have commenced a program of
(1) licensing manufacturing and distribution rights to certain of our polyurethane tire products to third-party manufacturers based on such factors as geographical locations and boundaries; (2) selling manufacturing equipment to third-party manufacturers to manufacture products utilizing our manufacturing equipment and processes; (3) selling our proprietary polyurethane chemical systems to third-party manufacturers that utilize our manufacturing equipment and processes; and (4) offering contract design and engineering services to the tire and auto industries.

                               AMERITYRE CORPORATION
                     Notes to the Unaudited Financial Statements
                          March 31, 2005 and June 30, 2004

NOTE 2 - GOING CONCERN, Continued

To supplement our cash needs during the fiscal year we have (1) obtained supplemental funding through the exercise of outstanding in the money options; and (2) issued common stock in lieu of cash as compensation for employment, development, and other professional services. We estimate that the combination of our accounts receivable and our cash and cash equivalents will meet our operational needs through December 2005. We are currently evaluating additional funding strategies to help outset any cash shortfalls that may occur after that time.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described above, and eventually attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

NOTE 3 - STOCK ISSUANCES

During the three month period ended March 31, 2005, we issued 586,000 shares of our common stock for cash of $2,344,0000, in connection with the exercise of 586,000 outstanding stock options at $4.00 per share by current and former directors. In addition, we issued 120,748 shares of our common stock to employees in connection with the cashless exercise of outstanding options.

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

NOTE 4 - STOCK OPTIONS

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

                               AMERITYRE CORPORATION
                     Notes to the Unaudited Financial Statements
                          March 31, 2005 and June 30, 2004


A summary of the status of the Company's outstanding stock options as of March 31, 2005 and June 30, 2004 and changes during the periods then ended is presented below:
                                   March 31,                 June 30,
                                     2005                      2004
                            -----------------------   -----------------------
                                          Weighted                  Weighted
                                           Average                   Average
                                          Exercise                  Exercise
                             Shares         Price       Shares        Price
                            ----------   ----------   ----------   ----------
Outstanding, beginning of
 period                      1,922,000  $      3.66    2,466,000  $      3.42
Granted                      3,185,000         4.55       90,000         5.73
Expired/Cancelled             (195,252)           -            -            -
Exercised                     (936,748)       (3.77)    (634,000)        2.80
                            ----------   ----------   ----------   ----------
Outstanding end of period    3,975,000  $      6.29    1,922,000  $      3.66
                            ==========   ==========   ==========   ==========
Exercisable                    895,000  $      3.90    1,922,000  $      3.66
                            ==========   ==========   ==========   ==========

                             Outstanding                   Exercisable
               -----------------------------------   -----------------------
                            Weighted
                 Number      Average      Weighted      Number      Weighted
               Outstanding  Remaining      Average    Exercisable    Average
   Range of    at Mar. 31, Contractual    Exercise    at Mar. 31,   Exercise
Exercise Prices    2005        Life         Price         2005        Price
  ----------   ----------   ----------   ----------   ----------   ----------
 $      3.00      500,000         0.33         3.00      500,000         3.00
        3.80       30,000         1.50         3.80       30,000         3.80
        4.00      200,000         2.19         4.00      200,000         4.00
        6.40      185,000         3.85         6.40      105,000         6.40
        6.70       60,000         0.75         6.70       60,000         6.70
        7.00    3,000,000         4.46         7.00            -            -
               ----------   ----------   ----------   ----------   ----------
 $ 23.00-7.00    3,975,000         3.72  $      5.81      895,000  $      3.80
               ==========   ==========   ==========   ==========   ==========

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

The section below entitled "Risk Factors" and similar types of discussions in other SEC filings, discuss some of the important risks that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our Company or to maintain or decrease your investment.

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

Overview
--------
We were incorporated as a Nevada corporation on January 30, 1995 under the name American Tire Corporation, to take advantage of certain proprietary and nonproprietary technology available for the manufacturing of Flatfree[TM] tires from polyurethane foam. We changed our name to Amerityre Corporation in December 1999. Since our inception, we have completed the fundamental technical development of the processes to manufacture Flatfree[TM] polyurethane foam tires for non-highway use and also developed additional proprietary technology relating thereto. In addition, since August 2001, we have been engaged in the development of the technology to produce polyurethane elastomer tires for highway and agricultural use.

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

Polyurethane Elastomer Technology
---------------------------------
We have also been engaged in the development of the process to manufacture polyurethane elastomer tires for highway and agricultural use based on our existing technology and multiple new and/or improved methods and processes. The polyurethane elastomer material is identified by us as Elastothane[R]. Elastothane[R] and the technology to produce tires using Elastothane[R] are significant to us because we believe that combined they will result in a tire that can be produced quickly and less expensively than traditional rubber pneumatic tires, while meeting or exceeding the performance of those tires.

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

Because our technology for manufacturing passenger car tires from polyurethane has only recently been invented, we continue to perform tests on our materials and prototype tires to help us better understand their performance characteristics. These tests are ongoing and constitute a significant portion of our research and development expenses. At this time, we know of no pneumatic passenger car tires, rubber or polyurethane, that have passed the test requirements of FMVSS 139. Over the next several months we will be conducting additional testing to determine if car tires produced utilizing our technology can comply with FMVSS 139.

In addition, we have invented the manufacturing equipment necessary to produce the polyurethane car tires in limited quantities. We have filed several applications for method and process patents with respect to various aspects of this technology. We have completed fabrication of prototype manufacturing equipment to mold the polyurethane elastomer tires and we are fabricating certain additional pieces of manufacturing equipment that are necessary to assemble the reinforcement materials (i.e., beads, belts and plies) utilized in connection with manufacturing the tire. This work is continuing and we expect to make improvements to the method, process and equipment as needed.

During the nine month period ended March 31, 2005, we filed an application for patent with the US Patent and Trademark Office relating to the method and apparatus for manufacturing a temporary/spare tire out of polyurethane elastomer. Our initial project is a 'zero' pressure non-pneumatic temporary/spare tire that combines a polyurethane elastomer tire material with a conventional wheel. These tires do not contain air and do not require inflation. The initial prototype tires have been developed for prospective use as temporary/spare tires for compact to mid-sized vehicles.

In April 2005, we announced that a prototype non-pneumatic temporary/spare tire had passed FMVSS 129 testing. FMVSS 129, is the applicable safety standard for new, non-pneumatic tires that must be met before the tires can be offered commercially.

We believe that this is a major breakthrough in tire technology because, to the best of our knowledge, no other company has developed a non-pneumatic tire that has successfully met FMVSS 129 standard.

We have focused our development of the "zero" pressure tire technology initially on spare tires for small and mid-size automobiles (tires that carry a load up to 1,250 lbs) because those tires comprise a significant portion of the temporary/spare marketplace. For 2005, small and mid-size passenger car production worldwide is estimated to be approximately 20 million units, with a corresponding number of temporary/spare tires required.

With successful testing achieved on certain models of the non-pneumatic temporary/spare tire, we intend to initiate discussions with automobile manufacturers about making these tires available to their customers as an original equipment temporary/spare tire. In addition, we will continue testing prototype designs of the non-pneumatic temporary/spare tire for full-size vehicles, light truck and SUV applications. However, passing FMVSS 129 does not guarantee that we will be able to obtain contracts to supply non-pneumatic tire products to automobile manufacturers.

Licensing of Manufacturing Technology
-------------------------------------
In May 2004, we executed a license agreement with Liberty Circle, S.A. to manufacture and market certain of our Flatfree[TM] polyurethane foam tire products in Latin America. The Agreement included provisions for us to produce and install manufacturing equipment and the proprietary polyurethane chemical systems needed for Liberty Circle to produce the polyurethane foam tires during the current fiscal year. However, Liberty Circle failed to fund the purchase commitment and we have terminated the Agreement. As a result, we have renewed our efforts to license this technology to other interested parties. As of the date of this report we do not have any definitive license agreements with respect to this technology.

In July 2004, we entered into an agreement with International Research and Development Corporation ("IRD"), La Jolla, California, to introduce our polyurethane tire manufacturing technology in developing countries around the world. IRD has presented a turn-key type manufacturing opportunity to many interested parties in several regions throughout the world where it believes manufacturing opportunities for our tire technology exist. IRD has introduced our technology to delegations from Sri Lanka, India, Mexico, Peru, Saudi Arabia and Dubai. In addition, independent delegations from Brazil and Bahrain are currently evaluating the prospects of licensing the technology. However, as of the date of this report, we do not have any definitive licensing agreements with any of these parties.

Our Results of Operations for the Nine Month Period Ended March 31, 2005 compared to the Nine Month Period Ended March 31, 2004
-----------------------------------------------------------------------------
Net Sales and Costs of Sales: Our net sales for the nine month period ended March 31, 2005 were $1,130,300, compared to $1,032,356 for the comparable period ended March 31, 2004, an increase of $97,944 or 9.5%.

Our cost of sales for the nine months ended March 31, 2005 was $857,506, or 76% of sales, for a gross margin of $272,794 or 24%. Our cost of sales for the nine months ended March 31, 2004 was $824,388, or 80% of sales, for a gross margin of $207,968 or 20%.

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

We have experienced an increase in the cost of wheel components for our tire/wheel assemblies due to the increasing cost of steel. We have not passed the increases on to our customers and have elected to seek alternative suppliers for components that are priced more competitively. However, if the cost of steel wheel components continues to rise during fiscal year 2005, we may elect to amend our product pricing to reflect the increase in component costs. Also, during the three month period ended March 31, 2005, our chemical pricing increased approximately 14% and we expect to see some additional upward pressure on chemical pricing during the next three months.

Corporate Expense: Our total operating expenses for the nine month period ended March 31, 2005 were $9,309,881. These expenses consisted of: consulting expense of $77,000; payroll and payroll taxes of $1,453,350; depreciation and amortization of $286,819; research and testing $479,348; bad debt expense $1,2167, selling, general and administrative expenses $878,148; along with an expense of $6,134,000 for advisory group services associated with the grant of options to acquire an aggregate of 3,000,000 shares of our common stock to third-party consultants during the nine month period. The value of the options was calculated using the Black-Scholes option pricing model and expensed during the three month period ended September 30, 2004, as reported in our quarterly report on Form 10QSB for that period, and is included in the operating expenses for the nine month period ended March 31, 2005.

Selling, general and administrative expenses for the nine month period ended March 31, 2005 do not include $1,000,000 in deferred stock issuance costs. This amount has been recorded as a reduction in stockholders' equity due to its association with the prospective offering of our securities. (See FINANCIAL STATEMENTS, Note 4 - STOCK OPTIONS.)

Without taking into account the expense associated with the issuance of options, our operating expenses remained consistent during the nine month period compared to last year. Increases in research and testing expenses, payroll and payroll taxes, depreciation and amortization expenses, and selling, general and administrative expenses were offset by a substantial reduction in consulting expenses. We expect our operating expenses to remain relatively constant for the remainder of the fiscal year at an estimated $325,000 per month.

Our total operating expenses for the nine months ended March 31, 2004 were $3,135,757. These expenses consisted as follows: consulting $303,173; payroll and payroll taxes $1,088,496; depreciation and amortization $215,418; selling general and administrative $1,128,453; and research and testing $400,217, resulting in a loss from operations of $2,927,789. Additionally, our selling, general and administrative expenses for the nine month period ended March 31, 2004, did not include $131,455 in deferred consulting expenses. The aggregate amount was recorded as a reduction in stockholders' equity because it was associated with the granting of options to non-employees for services that had not then been performed. The variable fair value of those options was calculated using the Black-Scholes option pricing model.

Interest Expense: We had no interest expense during the nine month periods ended March 31, 2005 and 2004.

Other Income: For the nine month period ended March 31, 2005, we had interest income of $19,447. This income was associated with the temporary investment of cash not immediately needed in ordinary daily business and interest earned on outstanding receivables. In addition we had other income of $14,449. For the nine month period ended March 31, 2004, we had aggregated interest and other income of $15,157.

We experienced a net loss of $9,003,191 for the nine months ended March 31, 2005, with a basic loss per share of $0.48 per share. In the prior year period, we experienced a net loss of $2,912,632, with a basic loss per share of $0.16.

Liquidity and Capital Resources
-------------------------------
During the period we financed our operations through collecting accounts receivable and issuing common stock for cash (paid in connection with the exercise of outstanding stock options), prepayment of certain salaries and payment of professional services.

At March 31, 2005, we had current assets of $3,840,392, an increase from the $2,414,814 in current assets we had at June 30, 2004. Our current liabilities were $155,338 at March 31, 2005, an increase from the $58,683 over current liabilities at June 30, 2004, due to an increase in Product component costs during the reporting period. At March 31, 2005, we had a working capital surplus of $3,685,054, an increase from the $2,356,131 in working capital surplus at June 30, 2004. We had cash and cash equivalents of $2,820,487 and net accounts receivable of $199,382 compared to cash and cash equivalents of $1,591,289 and net accounts receivable of $167,002 at June 30, 2004. Our increase in cash and cash equivalents at March 31, 2005, is attributable to cash received from the issuance of our common stock in connection with the exercise of outstanding options.

Net cash used by our operating activities for the reporting period was $1,817,408 compared to $1,679,134 for the comparable period in 2004. Our operations for the period ending March 31, 2005 were funded primarily by cash and cash equivalents, accounts receivables, and the issuance of common stock for services and salary. Our operations for comparable period in 2004 were funded primarily the same way.

At March 31, 2005, we had net property and equipment of $1,227,3078, after deducting $1,782,038 of accumulated depreciation. At June 30, 2004, we had net property and equipment of $1,445,993, after deduction of accumulated depreciation of $1,567,187. The decrease in net property and equipment for reporting period is attributed to accumulated depreciation for the period and the disposition of a company vehicle. At March 31, 2005, our property and equipment consisted of leasehold improvements, $131,723; molds and models, $346,959; equipment, $2,275,72930; furniture and fixtures, $70,033; and software, $184,901.

We have a retained deficit of $35,394,018 at March 31, 2005. Because we had a retained deficit of $26,390,827 at June 30, 2004, our audit report contains a going concern modification as to our ability to continue as a going concern.

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

In addition, to expand revenue opportunities we have commenced a program of
(1) licensing manufacturing and distribution rights to certain of our polyurethane tire products to third-party manufacturers based on such factors as geographical locations and boundaries; (2) selling manufacturing equipment to third-parties manufacturers to manufacture certain of our polyurethane tire products; (3) selling our proprietary polyurethane chemical systems to third-party manufacturers that utilize our manufacturing equipment; and (4) offering contract design and engineering services to the tire and auto industries.

To supplement our cash needs during the fiscal year we have (1) obtained supplemental funding through the exercise of outstanding in the money options; and (2) issued common stock in lieu of cash as compensation for employment, development, and other professional services. We estimate that the combination of our accounts receivable and our cash and cash equivalents will meet our operational needs through December 2005.

In February 2005, we engaged a broker-dealer to act as our placement agent in a best-efforts offering to raise up to $11,000,000 through the private placement of our equity securities. Following that date, because we determined that we had sufficient funds for our immediate operational requirements, the proposed private placement was terminated without any offers or sales being made. At this time we are evaluating other financing strategies.

Impact of Inflation
-------------------
We do not anticipate that inflation will have a material impact on our current operations.

Seasonality
-----------
Because the significant portion of our current customers reside in the United States the sale of our lawn and garden Products tends to be seasonal in nature.

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

Our Financial Statements have been prepared assuming that we will continue as a going concern. For the nine month period ended March 31, 2005, we suffered a net loss of $9,003,191. During the fiscal years ended June 30, 2004 and 2003 we suffered net losses of $4,721,255 and $3,091,972, respectively. The independent auditors' report issued in conjunction with the financial statements for the year ended June 30, 2004 contains an explanatory paragraph indicating that the foregoing matters raise substantial doubt about our ability to continue as a going concern. There is no assurance that we can generate net income, increase revenues or successfully expand our operation in the future.

Our cash and cash equivalent reserves may not be adequate to cover our costs of operations.

Since inception we have been able to cover our operating losses from accounts receivables and the sale of our securities. However, our financials to include provisions for any contingency, unexpected expenses or increases in costs that may arise.

Our business operations and plans could be adversely affected if we are unable to obtain additional funding when needed. We do not know whether additional financing will be available when needed, or if it is available, whether it will be available on acceptable terms.

It is possible that our available short-term assets and anticipated revenues may not be sufficient to meet our operating expenses, business expansion plans, and capital expenditures for the next twelve months. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain opportunities for the commercialization of our technology and products. If we cannot generate adequate sales of our products, or increase our revenues through licensing of our technology or other means, then we may be forced to cease operations.

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

Over the last nine months, we have experienced an increase in the cost of wheel components for our tire/wheel assemblies due to the increasing cost of steel. We have not passed the additional cost of the steel wheel components on to our customers, however, if the cost of steel wheel components continues to rise during the next twelve months, we may elect to amend our product pricing to reflect the increase in component costs. Also, during the last three months we've seen a 14% increase in our chemical pricing and there is no guarantee pricing will remain at current levels. Although we continually seek reductions in raw material and component costs from our suppliers, and even seek alternative suppliers in some cases, large price increases may have to be passed on to our customers and could adversely affect our sales.

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

Anticipated fund-raising activities include possible equity placements that will dilute current shareholders.

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

     None.

                  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of our security holders during the quarter ended March 31, 2005.


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

Dated:  May 16, 2005                    AMERITYRE CORPORATION


                                         /S/RICHARD A. STEINKE
                                         ----------------------------------
                                         Richard A. Steinke
                                         President and Chief Executive Officer



Dated:  May 16, 2005                    /S/ANDERS A. SUAREZ
                                         -----------------------------------
                                         Anders A. Suarez
                                         Chief Financial Officer and
                                         Principal Accounting Officer