Form 10KSB
period 2005-06-30
AMERITYRE CORP
filed 2005-09-16
CIK 945828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       June 30, 2005
                                     -------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

            Commission File Number          33-94318-C
                                            ----------
                            AMERITYRE CORPORATION
                    --------------------------
                (Name of small business issuer in its charter)

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

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

  State issuer's revenues for its most recent fiscal year:  $1,681,091
                                                            ----------
  State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

  Based on the average of the high and low bid prices of our common stock at September 12, 2005, of $6.78 per share, the market value of shares held by nonaffiliates (16,389,627 shares) would be approximately $111,121,671.


  As of September 12, 2005, we had 20,005,516 shares of common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


The Company's market capitalization has exceeded the levels established by the SEC for SB or small business issuers for each of past two years. Therefore, this annual report will be the last report filed by the Company under the provisions of Regulation S-B. The Company's next report, the quarterly report for the period ending September 30, 2005, will be filed on Form 10Q under the provisions of Regulation S-K. The Company will also be an "accelerated filer" under the new regulations promulgated pursuant to the Sarbanes-Oxley Act of 2002.

                                    PART I
                       ITEM 1. DESCRIPTION OF BUSINESS

General
-------
We were incorporated as a Nevada corporation on January 30, 1995 under the name American Tire Corporation and changed our name to Amerityre Corporation in December 1999. We own certain proprietary and nonproprietary technology to manufacture tires from polyurethane foam and polyurethane elastomer.

Polyurethane Foam Tire Technology
---------------------------------
We currently produce "Flatfree[TM]" polyurethane foam tires for bicycles, wheelchairs, lawn and garden products, and outdoor power equipment products (the "Products"). In August 2005, we entered into a Memorandum of Understanding ("MOU") with Ace Products, LLC ("ACE"), outlining the general scope and proposed terms of a transaction with ACE that is currently still under negotiation. Details of scope, terms and conditions are all subject to the execution of final agreements by and between the parties and the closing of the contemplated transaction, anticipated to take place not later than September 16, 2005, unless an extension is mutually agreed to by the parties. The definitive agreements are expected to include provisions for: (i) the use of certain manufacturing equipment; (ii) the use of manufacturing methods and processes, tire designs and molds and models; (iii) the use of chemicals and chemical concentrates; and (iv) the use of our trademarks on products that utilize our technology. (See FINANCIAL STATEMENTS, Note 6 - Subsequent Events.)

Polyurethane Elastomer Passenger Car Tire Technology
----------------------------------------------------
Since August 2001, we have been engaged in the development of polyurethane elastomer tires for highway and agricultural use based on our proprietary technology and various methods and processes relating to the manufacturing of those tires from liquid elastomers. The polyurethane elastomer material is identified by us as Elastothane[TM]. Elastothane [TM] and the technology to produce tires using Elastothane[TM] are significant to us because we believe that combined they result in a tire that can be produced quickly and less expensively than traditional rubber pneumatic tires, while meeting or exceeding the performance of those tires.

We have produced a limited number of prototype polyurethane car tires and conducted independent laboratory testing to demonstrate that these tires comply with existing federal safety standards for new-pneumatic tires [FMVSS 109] and the proposed revisions to those standards, FMVSS 139, which takes effect in July 2007. Compliance with FMVSS 109 and subsequent FMVSS 139, is necessary to commercially market pneumatic car tires within the United States. FMVSS 139, retains many of the test components of FMVSS 109, with the following major changes:

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

In addition to inventing passenger car tires made from polyurethane elastomer, we have invented the manufacturing equipment necessary to produce the polyurethane car tires in limited quantities. We have filed several applications for method and process patents with respect to various aspects of this technology. We have completed fabrication of prototype manufacturing equipment to mold the polyurethane elastomer tires and we are fabricating certain additional pieces of manufacturing equipment that are necessary to assemble the reinforcement materials (i.e., beads, belts and plies) utilized in connection with manufacturing the tire. This work is continuing and we expect to make improvements to the method, process and equipment as needed.

Non-pneumatic Temporary/Spare Tire Technology
---------------------------------------------
During the reporting period we filed an application for patent with the US Patent and Trademark Office relating to the method and apparatus for manufacturing a temporary/spare tire out of polyurethane elastomer. Our initial project, a 'zero' pressure non-pneumatic temporary/spare tire, was developed for prospective use as a temporary/spare tire for passenger vehicles. These tires do not contain air and do not require inflation. In April 2005, we announced that prototype non-pneumatic temporary/spare tire had passed FMVSS 129 testing. FMVSS 129, is the applicable safety standard for new, non-pneumatic tires that must be met before the tires can be offered commercially. We believe that this is a major breakthrough in tire technology because, to the best of our knowledge, no other company has developed a non-pneumatic tire that has successfully met FMVSS 129 standard.

We have initiated discussions with automobile manufacturers about making these tires available to their customers as an original equipment temporary/spare tire. In addition, we are continue testing prototype designs of the non-pneumatic temporary/spare tire for other vehicles/applications.(See Part II, Item 6, Management's Discussion and Analysis or Plan of Operation: Risk Factors.)

Licensing of Manufacturing Technology
-------------------------------------
In addition to the transaction contemplated under the MOU with ACE described above, we have been negotiating with others interested with respect to a license transaction relating to our polyurethane tire technology.

To assist us in attracting potential licensees we engaged International Research and Development Corporation ("IRD"), La Jolla, California, to introduce our polyurethane tire manufacturing technology in developing countries around the world. We have presented our manufacturing technology to many interested parties from several regions throughout the world where manufacturing opportunities for our tire technology exist. We have introduced our technology to delegations from Sri Lanka, India, Mexico, Peru, Saudi Arabia and Dubai. In addition, independent delegations from Brazil and Bahrain are currently evaluating the prospects of licensing the technology. However, as of the date of this report, we do not have any definitive licensing agreements with any of these parties.

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

The underlying basis of our foam tire technology and processes make our Products the only polyurethane based Flatfree[TM] tires that utilize a foam consisting of millions of closed cells containing compressed air. Therefore, our Products have an equivalent "pneumatic ride-quality" without going flat when punctured.

Tires that our Products compete against are essentially a commodity. The not-for-highway use tire industry has historically been highly competitive and several of our competitors have financial resources which substantially exceed ours. In addition, many competitors are large companies (i.e., Kenda, Japan; Chengshin Rubber, China; and Carlisle Tire, USA) that have established brand name recognition, have established distribution networks for their products, and have developed consumer loyalty to such products.

We know of no other companies that have technology capable of formulating and producing polyurethane elastomer compounds suitable for passenger car tire use, in particular, pneumatic and/or non-pneumatic passenger car tires that comply with U.S. Federal Motor Vehicle Safety Standards for those tires.

Manufacturing, Supplies, and Quality Control
--------------------------------------------
Substantially all of our Products produced with polyurethane foam are manufactured utilizing single and/or multiple head, centrifugal molding machines. These machines produce Products by pouring a proprietary based polyurethane formula into a mold, which then spreads out in the mold through centrifugal force. The molding process occurs when the liquid polyurethane formula (made up of isocyanide and polyol) is combined with a catalyst. This combination causes a chemical reaction that results in the cross linking of the chemicals, which thereafter become solid. The mold then moves to the next station where the Product is removed and the process is repeated.

Our chemicals are available from multiple suppliers. We believe that we can obtain sufficient quantities of raw materials without significant problems or delays.

Although we have one customer that accounted for approximately 12% of total sales during the fiscal year ended June 30, 2005, we don't believe that our business operations are dependent on that customer.

All of our Products are inspected following the manufacturing process and prior to shipment to ensure quality. Any Product considered by our quality control personnel to be defective is disposed of through traditional refuse collection services or can be ground into pellets, which can be melted and reused to make other products and reduce waste of raw materials.

Patents
-------
Our technology is proprietary. Set forth in the schedule below are patents that have been issued or for which a patent application is pending with respect to our technology.

Description of Patents                          U.S. Patent No.   Issued Date
----------------------                          ---------------   -----------
Method for Making Polyurethane Tires
 with an Outer Skin                               4,855,096       8/08/1989
Apparatus for Making Foam Products                4,943,223       7/24/1990
Apparatus and Method for Manufacturing
 an Item From Polyurethane Foam and the Like      5,906,836       5/25/1999
Improved Method for Making Tires and the Like     6,165,397       12/26/2000
Non-Pnuematic Tire and Rim Combination            6,431,235       8/13/2002
Run Flat Tire with Elastomeric Inner Support      6,679,306       1/20/2004

Description of Patents Pending                          Action    Status
------------------------------                          ------    ------
Tire with Arch Shaped Shoulders                         Allowed   To be issued
Method for Manufacturing a Tire with Belts, Plies and
 Beads Utilizing a Precured Elastomer and Cold Rolling  Filed     Pending
Method and Apparatus for Forming a Core of Plies,
 Belts and Beads and for Positioning the Core in a
 Mold for Forming an Elastomeric Tire and the Formed
 Elastomeric Tire                                       Filed     Pending
Air No-Air Elastomeric Tire                             Filed     Pending
Method for Manufacturing an Air No-Air Tire with
 Belts and Beads                                        Filed     Pending
Improved Method and Apparatus for Forming a Core of
 Plies, Belts and Beads and for Positioning the Core
 in a Mold for Forming an Elastomeric Tire              Filed     Pending
Improved Method and Apparatus for Suspending a Core of
 Plies, Belts and Beads and for Positioning the Core in
 a Mold for Forming and Elastomeric Tire                Filed     Pending
Method and Apparatus for Forming an
 Elastomeric Tire                                       Filed     Pending
Method and Apparatus for Forming a Wheel
 from a Urethane Material
Run Flat Tire Insert System                             Filed     Pending


Trademarks
----------
We have used various trademarks in association with marketing our Products, including the names Arcus [R], Flatfree[TM], Amerityre[R], Elastothane[TM], Tire Technology for the 21st Century[TM]

Regulation and Environmental Compliance
---------------------------------------
We know of no particular federal or state regulations applicable to our manufacturing processes. We are subject to various local, state, and federal laws and regulations including, without limitation, regulations promulgated by federal and state environmental and health agencies, the federal Occupational Safety and Health Administration, and laws pertaining to hiring, treatment, safety, and discharge of employees. Our manufacturing operations must also meet federal, state, and local regulatory standards in the areas of labor, safety, and health. We believe that we operate in compliance with such regulations, including laws relating to the handling and use of materials that may be deemed to be hazardous materials.

Employees
---------
As of June 30, 2005 we had 26 full-time employees, including 15 salaried and 11 hourly employees. We may hire temporary labor for manufacturing needs as required. None of our employees are represented by a labor union. We believe that we will be able to hire a sufficient quantity of qualified laborers in the local area to meet our employment needs. Our manufacturing process does not require special training, other than orientation to our production techniques and specific equipment.

Additional Information
----------------------
We make available free of charge on our website, http://www.amerityre.com, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we file or furnish such reports to the Securities and Exchange Commission. The information on our website is not a part of this Annual Report on Form 10-KSB.

                      ITEM 2. DESCRIPTION OF PROPERTY
Offices
-------
In October 2002, we leased our executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada (the "Leased Property"). The Leased Property consists of a 49,200 square foot building, which includes approximately 5,500 square feet of office space, situated on approximately
4.15 acres. The term of the lease is five years expiring October 14, 2007, subject to our right to purchase the Leased Property. The base rent for the Leased Property is $16,000 per month for the first year, with annual increases of $500 per month during the term of the lease. We believe the Leased Property facility will be sufficient to handle our office and production needs for the next few years. It is our opinion that we maintain adequate insurance coverage for loss or damage to our leased facilities under our existing insurance policy.

                          ITEM 3. LEGAL PROCEEDINGS

On June 13, 2005, we filed case number A505333 in the Eighth Judicial District Court for the State of Nevada against Prototype Engineering, Inc., an Ohio corporation ("Prototype"), and Frederick F. Vannan, Jr. ("Vannan"). Our causes of action includes allegations of alter ego, misrepresentation/fraud, extortion, declaratory relief, defamation and attorney's fees. We have alleged that Prototype and Vannan, are seeking to extort additional remuneration from the Company and have made misrepresentations regarding the existence of an alleged oral contract for additional remuneration (500,000 to 1,000,000 shares of the Company's common stock). We are seeking a judgment declaring the parties rights relative to a written contract between the parties and a judgment declaring that Prototype and Vannan have no right or claim to any additional remuneration. We have disputed the existence of any such oral contract for additional remuneration. Prototype and Vannan removed the matter to the U.S. District Court for the District of Nevada, case number CV-S-05-0823-HDM-LRL and have alleged counter-claims for breach of contract, breach of contractual covenant of good faith and fair dealing, unjust enrichment, and intentional misrepresentation. Our responsive pleading was to file a Motion to Remand or in the alternative to Dismiss all of the counterclaims. This motion is now pending the court's ruling. We are strongly pursing the litigation and we believe a favorable outcome is highly likely. A favorable outcome for the Company would include a declaratory judgment declaring that Prototype and Vannan are not entitled to any further remuneration and may also include attorneys fees and cost for the Company. An unfavorable outcome for the Company could include a judgment against the Company in an unspecified amount which may be determined at trial. (See FINANCIAL STATEMENTS, Note 2 - Commitments and Contingencies.)

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 2005.

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

Fiscal Year Ended June 30, 2005               High Close     Low Close
-------------------------------               ----------     ---------
Fourth Quarter                                 $7.45         $4.80
Third Quarter                                  $7.85         $4.95
Second Quarter                                 $8.06         $6.00
First Quarter                                  $9.75         $6.45

Fiscal Year Ended June 30, 2004               High Close     Low Close
-------------------------------               ----------     ---------
Fourth Quarter                                 $11.95        $8.20
Third Quarter                                  $12.74        $6.69
Second Quarter                                 $6.42         $3.90
First Quarter                                  $5.38         $3.45

Fiscal Year Ended June 30, 2003               High Close     Low Close
-------------------------------               ----------     ---------
Fourth Quarter                                 $4.85         $1.95
Third Quarter                                  $2.25         $1.95
Second Quarter                                 $2.55         $1.85
First Quarter                                  $3.02         $2.10


At September 12, 2005, the Company's Common Stock was quoted on the OTC Bulletin Board at a closing price of $6.80 per share.

Since our inception, we have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future. At June 30, 2005, we had approximately 3,263 shareholders of record based on information provided by our transfer agent, Interwest Transfer Company, 1981
E. Murray-Holladay Road, Holladay, Utah  84117.

Recent Issuances of Unregistered Securities
-------------------------------------------
During June and July 2005, we issued 500,000 shares of restricted common stock for cash of $1,500,000, or $3.00 per share, in connection with the exercise of outstanding stock options. All of our shares issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or
Section 4(2) of the Securities Act and the regulations promulgated thereunder.

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

Year ended June 30, 2005 compared to year ended June 30, 2004
-------------------------------------------------------------
Since inception we have focused on the development of our technology and for a number of years we were considered a development stage company. The past two fiscal years we had limited revenues from the sale of our services and products. For the fiscal year ended June 30, 2005 we had net sales of $1,681,091, an 18% increase over net sales of $1,419,124, the previous year. This increase was due primarily further expansion of our Products sales among retail chain customers and original equipment manufacturers.

Our cost of sales for the year ended June 30, 2005 was $1,233,181, or 73% of sales as compared to $1,114,230, or 78.5% of sales for the year ended June 30, 2004, resulting in a gross margin of $447,910 or 27% as compared to a gross margin of $304,894 or 21% for the respective periods. The improvement in our gross margin for the current year as compared to the prior year is a result of manufacturing efficiencies such as (a) increasing the size of chemical batches, (b) dedicating production shifts to manufacturing single products (i.e., longer production runs), and (c) reducing labor costs by implementing line automation. We believe that our gross margin can continue to improve as our sales efforts generate additional product orders in such quantities to take further advantage of the manufacturing efficiencies. We believe we currently have sufficient manufacturing equipment and employees to merit a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

We have experienced an increase in the cost of wheel components for our tire/wheel assemblies due to the increasing cost of steel. We have not passed the increases on to our customers and have elected to seek alternative suppliers for components that are priced more competitively. However, if the cost of steel wheel components continues to rise, we may elect to amend our product pricing to reflect the increase in component costs. Also, during the last six months our chemical pricing increased approximately 14% and we expect to see some additional upward pressure on chemical pricing during the next fiscal year.

Corporate Expense. For fiscal year 2005, total operating expenses were $10,571,052, consisting of consulting expenses of $77,000, payroll and payroll taxes of $1,905,177, depreciation and amortization of $385,726, research and development costs of $880,748, bad debt expense of $14,087, loss on impairment of assets of $18,054, selling, general and administrative expenses of $1,156,260, and an expense of $6,134,000 for advisory group services associated with the grant of options to acquire an aggregate of 3,000,000 shares of our common stock to third-party consultants. The value of the options was calculated using the Black-Scholes option pricing model and was expended during the three month period ended September 30, 2004, as reported in our quarterly report on Form 10QSB for that period.

For fiscal year 2004, total operating expenses were $5,045,895, consisting of consulting expenses of $370,666, payroll and payroll taxes of $2,345,082, depreciation and amortization of $296,232, research and development cost of $572,002, bad debt expense of $3,713 and selling, general and administrative expenses of $1,458,200.

Our corporate expenses increased from $5,045,895 in fiscal year 2004 to $10,571,052 in fiscal year 2005, for two main reasons: (1) the $6,134,000 for advisory group services associated with the grant of options and (2) increases in research and development expenses attributed to the development of our polyurethane elastomer car tire technology. However, for fiscal year 2005, we had reductions in consulting expenses of $293,666; payroll and payroll taxes of $439,905, and selling, general and administrative expenses of $301,940.

For fiscal year 2006 we are estimating that our total operating expenses will be approximately $5,000,000.

Interest Expense. We had no interest expense during fiscal years 2005 and 2004.

Other Income. For fiscal year 2005, we had other income of $50,134, consisting of interest income of $35,181 (earned on account receivables and temporary investments of cash not immediately needed in ordinary daily business) and miscellaneous income of $14,953. For fiscal year 2004, we had other income of $19,746, consisting of interest income of $17,234 (earned on account receivables and temporary investments of cash not immediately needed in ordinary daily business) and miscellaneous income of $2,512.

We experienced a net loss of $10,073,008 for the year ended June 30, 2005, compared to a net loss of $4,721,255 for the year ended June 30, 2004. The basic loss per share for fiscal year 2005 was $0.53 compared to $0.26 for fiscal year 2004, based on the weighted average number of shares outstanding of 18,931,779 and 17,846,910 for the respective periods.

Liquidity and Capital Resources
-------------------------------
During the fiscal year ended June 30, 2005, we financed our operations through collecting accounts receivable and issuing common stock for: cash (paid in connection with the exercise of outstanding stock options); prepayment of certain salaries; and payment of professional services. For the fiscal year ended June 30, 2004, we financed our operations in the same manner.

At June 30, 2005, we had current assets of $3,081,348 and current liabilities of $84,828, for a working capital surplus of $2,996,520, an increase of $640,389 over the working capital surplus of $2,356,131 we had at June 30, 2004. We had cash and cash equivalents of $2,122,320 and net accounts receivable of $168,838 at June 30, 2005 compared to cash and cash equivalents of $1,591,289 and net accounts receivable of $167,002 at June 30, 2004. Our increase in cash and equivalents at June 30, 2005, is attributable to the exercise of outstanding options during the year.

Net cash used by our operating activities for the fiscal year 2005 was $2,618,898, compared to $2,197,583 for the fiscal year 2004. Our operations for fiscal year 2005 were funded primarily by cash and cash equivalents, accounts receivables, and the issuance of common stock for services and salary. Our operations for fiscal 2004 were funded primarily the same way.

At June 30, 2005, we had net property and equipment of $1,141,315, after deduction of accumulated depreciation of $1,858,950. At June 30, 2004, we had net property and equipment of $1,445,993, after deduction of accumulated depreciation of $1,567,187. At June 30, 2005, our property and equipment consisted mainly of leasehold improvements, $120,767; mold and models, $343,031; equipment, $2,280,888; furniture and fixtures, $70,678; and software, $184,901, compared to leasehold improvements, $163,896; molds and models, $315,282; equipment, $2,253,217; furniture and fixtures, $70,033; vehicles, $25,851; and software, $184,901, at June 30, 2004.

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $36,463,835 at June 30, 2005 which raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

We have taken certain steps to maintain our operating and financial requirements in an effort to enable us to continue as a going concern until such time that revenues are sufficient to cover expenses, including: (1) evaluating (A) our cost of goods and equipment utilization and requirements of our manufacturing operations, and (B) our sales and marketing plan on a product sector basis; (2) continued revisions to our methods, processes and costs in order to achieve necessary manufacturing efficiencies (i.e., line automation, reduced material costs, reduced product waste, etc.); and (3) seeking reduced material and component costs from suppliers.

In addition, to expanding revenue opportunities during the fiscal year we have commenced a program of (1) licensing manufacturing and distribution rights to certain of our polyurethane tire products to third-party manufacturers based on such factors as geographical locations and boundaries; (2) selling manufacturing equipment to third-party manufacturers to manufacture products utilizing our manufacturing equipment and processes; (3) selling our proprietary polyurethane chemical systems to third-party manufacturers that utilize our manufacturing equipment and processes; and (4) offering contract design and engineering services to the tire and auto industries.

To supplement our cash needs during the 2006 fiscal year we have (1) obtained approximately $1,500,000 in funding through the exercise of outstanding options; and (2) expect to issued common stock in lieu of cash as compensation for employment, development, and other professional services.

The combination of our accounts receivables and our cash and cash equivalents are expected to meet the balance of our operational needs during the 2006 fiscal year. We are currently evaluating funding strategies to help outset any cash shortfalls that may occur after during the 2006 fiscal year.

We anticipate that during the 2006 fiscal year we will need approximately $4,000,000 to implement our plan and to meet our working capital requirements.

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

Our Financial Statements have been prepared assuming that we will continue as a going concern. For the year ended June 30, 2005, we suffered a net loss of $10,073,008. During the fiscal years ended June 30, 2004 and 2003 we suffered net losses of $4,721,255 and $3,091,972, respectively. The independent auditors' report issued in conjunction with the financial statements for the year ended June 30, 2005 contains an explanatory paragraph indicating that the foregoing matters raise substantial doubt about our ability to continue as a going concern. There is no assurance that we can generate net income, increase revenues or successfully expand our operation in the future, and if we cannot do so, the company may not be able to survive and any investment in the company maybe lost.

Our cash and cash equivalent reserves may not be adequate to cover our costs of operations.

Since inception we have been able to cover our operating losses from accounts receivables and the sale of our securities. However, our financials do not include provisions for any contingency, unexpected expenses or increases in costs that may arise.

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

We have incurred significant losses, which have resulted in an accumulated deficit of $36,463,835 at June 30, 2005. Because of these continued losses and our accumulated deficit, we have included a going concern paragraph in Note 5 to our financial statements included in this report on Form 10-KSB and previous years, addressing substantial doubt about our ability to continue as a going concern. This going concern paragraph could adversely affect our ability to obtain favorable financing terms in the future or to obtain any additional financing if needed.

Because we have limited experience, we may be unable to successfully manage planned growth as we complete the transition from a technology development company to a licensing manufacturing and marketing company.

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

In addition, our success depends, in part, on our ability to license market and distribute our products effectively. We have limited experience in the sale and marketing of our lawn and garden products and little to no experience in the marketing and sale of our proposed highway use products. We have limited manufacturing, marketing and distribution capabilities and we will need to retain consultants that have contacts in and understand the tire industry marketplace. We may not be successful in entering into new licensing and or marketing arrangements, whether engaging independent distributors or recruiting, training and retaining a larger internal marketing staff and sales force. If we do not meet the challenges posed by our planned licensing, manufacturing, distribution and sales growth, the company may fail.

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

We have been granted several U.S. patents and have several U.S. patent applications pending relating to certain aspects of our manufacturing technology and use of polyurethane to make tires. We believe that our ability to either manufacture products and/or license our technology is substantially dependent on the validity and enforcement of these patents and patents pending. We cannot provide assurance that our patents will not be invalidated, circumvented or challenged, that the rights granted under the patents will give us competitive advantages or that our patent applications will be granted.

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

Over the last year, we have experienced an increase in the cost of wheel components for our tire/wheel assemblies due to the increasing cost of steel. We have not passed the additional cost of the steel wheel components on to our customers, however, if the cost of steel wheel components continues to rise during the next twelve months, we may elect to amend our product pricing to reflect the increase in component costs. Also, during the last six months we've seen a 14% increase in our chemical pricing and there is no guarantee pricing will remain at current levels. Although we continually seek reductions in raw material and component costs from our suppliers, and even seek alternative suppliers in some cases, large price increases may have to be passed on to our customers and could adversely affect our sales.

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

                        ITEM 7.  FINANCIAL STATEMENTS

Our financial statements appear beginning on page 33 of this Form 10-KSB.

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices or procedures or financial disclosure.

                     ITEM 8A. CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are effective, based on our evaluation of such disclosure controls and procedures on June 30, 2005. There have been no changes in our internal controls or changes in other factors that could affect these controls subsequent to the date of their evaluation.

                                 PART III
    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age, and position of each executive officer and director who have served during the fiscal year ended June 30, 2005 and the term of office of each director of the Company.

   Name            Age   Position                   Director or Officer Since
   ----            ---   --------                   -------------------------
Richard A. Steinke  63   Chairman/President/CEO     January 1995 (1)
Elliott N. Taylor   47   Exec. VP/Gen'l Counsel     June 2002
James G. Moore, Jr. 57   VP Operations              August 1999
Anders A. Suarez    39   CFO                        July 2004
David K. Griffiths  68   Secretary/Treasurer        February 1995
Louis M. Haynie     78   Director                   July 1997
Henry D. Moyle      75   Director                   March 1999
Wesley G. Sprunk    68   Director                   January 2003
Norman H. Tregenza  68   Director                   April 2003
---------------------
(1) Mr. Steinke became President and CEO in November 1999.

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

Elliott N. Taylor became Executive Vice President and General Counsel in June 2002. Prior to joining us, he was the principal attorney for Taylor and Associates, Inc., a law firm in Salt Lake City, Utah, specializing in corporate and securities law since May 1993. From August 1991 to March 1993, he was the general counsel and chief financial officer for Carbon Fiber Products, Inc., Ogden, Utah, a manufacturer of composite products for the golf industry. From November 1987 to July 1991, he was an associate attorney at Kruse, Landa & Maycock, a law firm in Salt Lake City, Utah. He received a J.D. from the University of Tulsa, Tulsa, Oklahoma in 1986 and a B.S. in Political Science from Utah State University, Logan, Utah in 1982.

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

Audit Committee and Appointment of New Member to the Board of Directors
-----------------------------------------------------------------------
Our Audit Committee consists of 4 members who are considered independent under SEC regulations. Our Board of Directors has adopted an Audit Committee Charter and our Audit Committee assists the Board of Directors overseeing the performance of our independent auditors and the quality and integrity of our internal accounting, auditing and financial reporting practices. The Audit Committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees.

Effective September 12, 2005, our board of directors appointed Steve M. Hanni to the board of directors and appointed him to serve as the chairman of the Company's audit committee. Our board has determined that Mr. Hanni, who is independent of management, is an "audit committee financial expert" as defined under SEC regulations.

Steve M. Hanni, is a certified public accountant and is a partner at Stayner Bates & Jensen P.C., Salt Lake City, Utah. Mr. Hanni has been involved in public accountancy since 1994. Mr. Hanni received a B.A. from Weber State University, Ogden, Utah in 1993, and a MA in Accounting from Weber State University in 1994.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
Our common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in connection therewith, it is the responsibility of our directors, officers, and beneficial owners of more than 10% of our common stock to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership. To the best of our knowledge, no such persons failed to file on a timely basis any reports required pursuant to Section 16 of the Exchange Act, as of June 30, 2005.

Code of Ethics
--------------
We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other financial employees. The Code of Ethics is posted on our website http://www.amerityre.com

                     ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our chief executive officer and each of our other executive officers who received compensation in excess of $100,000 during such period (as determined at June 30, 2005, the end of our last completed fiscal year):

                                   Summary Compensation Table
                                                         Long Term Compensation
                                                         ----------------------
                     Annual Compensation                 Awards       Payouts
                                           Other        Restricted
Name and                                   Annual        Stock     Options LTIP     All other
Principal Position Year Salary    Bonus($) Compensation   Awards   /SARs   Payout  Compensation
------------------ ---- ------    -------- ------------   ------   ------- ------  ------------
Richard A. Steinke 2005  $598,000    -0-    $ -0-        $-0-     $-0-    $-0-      $48,750
CEO, Pres. and     2004  $474,500    -0-    $492,000     $-0-     $-0-    $-0-      $-0-
Chairman           2003  $424,000    -0-    $ -0-        $-0-     $-0-    $-0-      $-0-

Elliott N. Taylor, 2005  $180,000    -0-    $ -0-        $-0-     $-0-    $-0-      $-0-
Executive V.P.     2004   120,000    -0-    $81,999      $-0-     $-0-    $-0-      $-0-
                   2003   120,000    -0-      -0-        $-0-     $-0-    $-0-      $-0-

Notes of Summary Compensation Table
--------------------------------------------
In July 2004, our board authorized the issuance of 65,000 shares of restricted common stock to Richard Steinke as employment compensation from July 1, 2004 through June 30, 2005. The value of the shares was $598,000, based on $9.20 per share, the closing price of the common stock on the date of the board resolution.

In July 2004, we issued 5,000 shares of our restricted common stock as a one-time payment to the Richard Steinke, in exchange for an assignment and transfer of certain patents to the Company. The shares were valued at $9.75 per share based on the closing price of our common stock as quoted on the OTC Bulletin Board July 1, 2004. The expense associated with the acquisition of the technology will be amortized over the remaining life of the applicable patents. Due to Mr. Steinke's relationship to the Company, the transaction cannot be considered to have been negotiated at arm's length.

Employment Benefits
-------------------
We provided health and medical insurance to our executive officers similar to that which is made available to all full time employees, and we reimbursed our executive officers for reasonable out-of-pocket expenses incurred in connection with our business.

As a condition to employment, our management and key personnel are required to sign a non-disclosure and non-competition agreement. Under the terms of the agreement, employees are not able to provide services or information deemed confidential by us to any other company or person which directly or indirectly competes with us in the tire industry or an industry which we intended to enter. There is no time limitation on the non-disclosure aspect of the agreement. The non-competition clause is for a period of two years and prevents a former employee or consultant from acting as an employee, consultant or in any other capacity for a competitor. Additionally, all employees are required, as a condition of their employment, to enter into a non-disclosure agreement related to any information or process deemed confidential by us.

Options/SAR Grants
------------------
The following tables contain information regarding the Plan Options granted to the Company's named executive officers during the fiscal year ended June 30, 2005:

                     OPTION/SAR GRANTS DURING LAST FISCAL YEAR
                                     Individual Grants
                     -----------------------------------------------------
                     Number of     % of Total
                     Securities    Options/SARs
                     Underlying    Granted to      Exercise or
                     Options/SARs  Employees       Base Price   Expiration
Name                 Granted       in Fiscal Year  ($/Share)    Date
-------------------  ------------  --------------  -----------  ----------
       (a)               (b)             (c)            (d)         (e)

Elliott N. Taylor          25,000           24          $6.40    12/15/09

              Aggregate Option/SAR Exercises in Last Fiscal Year

                                                   Number of
                                                   Securities    Value of
                                                   Underlying    Unexercised
                                                   Unexercised   In-the-Money
                                                   Options/SARs  Options/SARs
                     Shares                        at FY-End(#)  at FY-End($)
                     Acquired       Value          Exercisable/  Exercisable/
Name                 on Exercise(#) Realized($)    Unexercisable Unexerciable
-------------------  -------------  -------------  ------------  ------------
       N/A               N/A           N/A             N/A            N/A

Pension Table
-------------
Not Applicable.

Other Compensation
------------------
None.

Compensation of Directors
-------------------------
In December 2004, we issued options to acquire an aggregate of 80,000 shares of our common stock to non-employee directors for annual service on our board of directors pursuant to our 2004 Non-Employee Directors' Stock Incentive Plan. These option vested on June 15, 2005, are exercisable at $6.40 per share and expire on December 15, 2007. (See Item 11. Security Ownership of Certain Beneficial Owners and Management: Summary of Various Compensation Plans.)

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------
As of June 30, 2005, the end of our most recent fiscal year, there are no compensatory plans or arrangements, including payments to be received from us, with respect to any named executive officer in Summary Compensation Table above that would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment or any change in our control, or a change in the person's responsibilities following a change in our control.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth as of September 12, 2005 the name and address and the number of shares of our Common Stock held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 20,005,516 shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group. The information on share numbers and percentage ownership listed assumes: a) the exercise of options by the beneficial owner (all included options are currently exercisable); and b) a corresponding increase in the number of shares issued and outstanding.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title
 of      Name and Address              Amount and Nature of     Percentage
Class    Beneficial Owner              Beneficial Ownership(1)   of Class
-----    ----------------              --------------------     ----------
Common   Richard A. Steinke            (2)      1,425,000             7.12
         1501 Industrial Road
         Boulder City, NV  89005

Common   Centurion Holdings, LLC       (3)      1,300,000             6.49
         375 Park Avenue, Suite 2008
         New York, NY 10152

Common   Lee Iacocca                   (4)      1,000,000             5.00
         1501 Industrial Road
         Boulder City, NV 89005

Security Ownership of Management of the Company
-----------------------------------------------
Title
 of      Name and Position of          Amount and Nature of     Percentage
Class    Officer and/or Director       Beneficial Ownership(1)   of Class
-----    -----------------------       --------------------     ----------
Common   Richard A. Steinke, CEO/Pres.   (2)      1,425,000       7.12
Common   Elliott N. Taylor, Exec. VP     (5)        360,860       1.78
Common   Anders A. Suarez, CFO           (6)         69,400       0.35
Common   James Moore, Vice President     (7)         45,535       0.23
Common   David K. Griffiths, Sec./Treas.             86,194       0.42
Common   Louis M. Haynie, Director       (8)        654,500       3.27
Common   Henry D. Moyle, Jr. Director    (9)        885,000       4.42
Common   Wesley G. Sprunk, Director      (10)       141,700       0.71
Common   Norman H. Tregenza, Director    (11)       332,700       1.66

         Total Beneficial Ownership of
         All Officers and Directors as
         a Group (9 persons)                      4,000,889      19.62

           [Footnotes for the above table are on the next page]

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

(5) Includes options to acquire up to 200,000 shares at an exercise price of $4.00 per share that expire June 10, 2007, and 25,000 shares at an exercise price of $6.40 per share that expire December 15, 2009. Also includes 25,000 shares per power of attorney; 20,692 shares as custodian for Mr. Taylor's minor children; and 80,918 shares as trustee for family trusts.

(6) Includes options to acquire up to 30,000 shares at an exercise price of $3.80 per share that expire September 30, 2006, and 25,000 shares at an exercise price of $6.40 per share that expire December 15, 2009.

(7) Includes options to acquire up to 25,000 shares at an exercise price of $6.40 per share that expire December 15, 2009.

(8) Includes options to acquire up to 20,000 shares at an exercise price of $6.40 per share that expire December 15, 2007. Also includes 2,000 shares owned beneficially and of record by Gae B. Haynie, spouse of Louis M. Haynie, of which Mr. Haynie may be deemed to have beneficial ownership.

(9) Includes options to acquire up to 20,000 shares at an exercise price of $6.40 per share that expire December 15, 2007. Also includes 55,000 shares owned beneficially and of record by Vickie L. Moyle, spouse of Henry D. Moyle, and 11,000 shares owned beneficially and of record by a minor child, all of which Mr. Moyle may be deemed to have beneficial ownership.

(10) Includes options to acquire up to 20,000 shares at an exercise price of $6.40 per share that expire December 15, 2007.

(11) Includes options to acquire up to 20,000 shares at an exercise price of $6.40 per share that expire December 15, 2007. Also includes 13,000 shares held in an IRA, of which Mr. Tregenza is a beneficiary; 40,000 shares held of record by Norman H. Tregenza IV Trust, dated 9/26/86, Richard R. Keller trustee; 56,650 per power of attorney for Norman A. Tregenza, the son of Mr. Tregenza; 20,000 shares held in an IRA, of which Alyce B. Tregenza, the spouse of Mr. Tregenza is the beneficiary; 5,000 shares per power of attorney for Alyce B. Tregenza; 45,650 shares per power of attorney for Suzanne C. Moore, the daughter of Mr. Tregenza.

Securities Authorized For Issuance Under Equity Compensation Plans
------------------------------------------------------------------
                     Equity Compensation Plan Information
                     As of June 30, 2005 (Fiscal Year End)

                                                         Number of Securities
              Number of              Weighted            remaining available
              Securities to be       average exercise    for future issuance
              issued upon exercise   price of            under equity compen-
              of outstanding         outstanding         plans (excluding
              options, warrants      options, warrants   securities reflected
Plan          and rights             and rights          in column (a))
Category              (a)                  (b)                   (c)
------------  ---------------------  ------------------  --------------------
Equity
Compensation
Plans
Approved by
Security
Holders          395,000              $5.04                209,191

Equity
Compensation
Plans
Not Approved
by Security
Holders (1)(2)(3) 3,550,000              $6.59              1,020,000
                  ---------                                 ---------
                  3,945,000              $3.66              1,229,191
                  =========                                 =========

(1) Includes options to acquire up to 470,000 shares at an exercise price of $3.00 per share that expire July 31, 2005, owned beneficially and of record by Focus Sales and Marketing, L.L.C. and issued as compensation in association with product marketing services

(2) Includes 3,000,000 Options to certain non-employees at an exercise price of $7.00 per share. The closing price for our common stock on the date the Option grants were authorized was $6.95 per share. The Options vest immediately, but are exercisable only as follows: (a) one-third of the total Options are exercisable on the earlier of September 13, 2006 or the first day after the closing price of our common stock has equaled or exceeded a price equal to 150% of the exercise price for 20 consecutive trading days; (b) one-third of the total Options are exercisable on the earlier of September 13, 2006 or the first day after the closing price has equaled or exceeded a price equal to 175% of the closing price for 20 consecutive trading days; and (c) one-third of the total Options are exercisable on the earlier of September 13, 2006 or the first day after the closing price has equaled or exceeded a price equal to 200% of the closing price for 20 consecutive trading days.

(3) Includes options to acquire an aggregate of 80,000 shares of our common stock to non-employee directors for annual service on our board of directors pursuant to our 2004 Non-Employee Directors' Stock Incentive Plan. These option vested on June 15, 2005, are exercisable at $6.40 per share and expire on December 15, 2007.

Summary of Various Compensation Plans
-------------------------------------
Our 2004 Non-Employee Directors' Stock Incentive Plan (the "2004 Plan") was established to attract, motivate and retain qualified non-employee Directors. The 2004 Plan will provide a means for non-employee Directors to increase their equity ownership consistent with the Company's guidelines for stock ownership by non-employee Directors. The 2004 Plan has not been submitted to our shareholders for approval.

The Date of Grant to Eligible Directors is December 15 of each year during the life of the 2004 Plan and for any supplemental grant, on a date determined by the Board of Directors. An Eligible Director is any person who on the date of grant is a member of the Board of Directors.

A total of 1,200,000 shares of Common Stock may be awarded under the 2004 Plan. If any shares subject to any Award granted thereunder are forfeited or such Award otherwise terminates without the issuance of such shares or of other consideration in lieu of such shares, the shares subject to such Award, to the extent of such termination or forfeiture, shall again be available for grant under the 2004 Plan during the term of the Plan.

The 2004 Plan has a duration of five (5) years commencing on December 15, 2004. Basic Annual Awards can be made annually and Supplemental Grants may be made at any time in the discretion of the Board of Directors. An annual aggregate limit of 30,000 shares (including Options, Restricted Stock) is set for any individual Director. Grants may consist of Options or Restricted Stock or a combination of Options and Restricted Stock during any given calendar year. The term of each Option may be up to three (3) years from the Date of Grant and the Option Price shall be the Fair Market Value of the Common Stock on the date the Option is granted. Under no circumstances shall any Option vest in less than six months from the Date of Grant.

Formulas for Basic Annual Awards of Stock Options and of Restricted Stock are as follows:

(a) Stock Options: A minimum of 20,000 Stock Options, but in no event more than 30,000 Stock Options to acquire shares of Amerityre based on the Market Price on the Date of Grant; and

(b) Restricted Stock: Such number of Shares that the Compensation Committee and/or the Board of Directors determines, after deducting the Stock Options granted received under (a) above.

In the event of a reorganization, recapitalization, stock split, stock dividend, combination of shares, merger, consolidation or any other change in corporate structure of the Company affecting Common Stock, or a sale by the Company of all or a substantial part of its assets, or any distribution to stockholders other than a cash dividend, the Board of Directors of the Company will make appropriate adjustment in the number and kind of shares authorized by the Plan, and any adjustments to outstanding awards as it deems appropriate. However, no fractional shares of Common Stock will be issued pursuant to any such adjustment, and the Fair Market Value of any fractional shares resulting from adjustments will be paid in cash to the Awardee.

All Options and Restricted Stock granted to an Awardee shall automatically terminate and be null and void as of the date an Eligible Director's service on the Board of Directors terminates if the directorship is terminated as a result of any act of (a) fraud or intentional misrepresentation, or (b) embezzlement, misappropriation, or conversion of assets or opportunities of the Company or any Subsidiary.

Effective April 1, 2002, our Board of Directors approved the terms of our 2002 Stock Option and Award Plan. The Plan was ratified by our shareholders at the Annual Meeting on November 1, 2002 (the "2002 Plan"). Effective January
2005, our Board of Directors approved the terms of our 2005 Stock Option and Award Plan (the "2005 Plan"). The 2005 has not been submitted to our Shareholders for approval.

2002 Plan and 2005 Plan Summary
-------------------------------
Both the 2002 Plan and the 2005 Plan (the "Award Plans") are intended to reward employees and other individuals who contribute to our success and to provide them with a stake in the enterprise as shareholders. Consistent with this belief, the award of stock options has been and will continue to be an important element of our compensation program.

We intend to use the Award Plans to (a) attract competent directors, executive personnel, and other employees, (b) aid in the retention of the services of existing directors, executive personnel, and employees, and (c) provide incentives to all of such personnel to devote the utmost effort and skill to the Company's advancement by permitting them to participate in ownership and thereby permitting them to share in increases in the value which they help produce.

The Award Plans are administered by our Compensation Committee (the "Committee") appointed from time to time by our board of directors. Awards granted under the Award Plan may be incentive stock options ("ISOs") as defined in the Internal Revenue Code of 1986, as amended (the "Code"), appreciation rights, options which do not qualify as ISOs, or stock bonus awards which are awarded to our employees, including officers and directors, who, in the opinion of the board or the Committee, have contributed, or are expected to contribute, materially to our success. In addition, at the discretion of our Board of Directors or the Committee, options or bonus stock may be granted to individuals who are not employees but contribute to our success.

The exercise price of options granted under the Award Plans (as determined by our Board of Directors), may be based on the fair market value of the underlying Common Stock at the time of grant and, in the case of ISOs may not be less than 100% of the fair market value of such capital stock on the date the option is granted (110% of the fair market value in the case of 10% stockholders).

Options granted under the Award Plans shall expire no later than ten years after the date of grant (five years in the case of ISOs granted to 10% stockholders). The option price may be paid by cash or, at the discretion of our Board of Directors or Committee, by delivery of a promissory note or shares of our Common Stock already owned by the optionee (valued at their fair market value at the date of exercise), or a combination thereof.

All of our employees, officers, and directors are eligible to participate under the Award Plans. A maximum of 2,000,000 shares are available for grant under each Award Plan. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Committee, in their sole discretion provided, however, that in no event may the aggregate fair market value of shares for which an ISO is first exercisable in any calendar year by any eligible employee exceed $100,000.

The aggregate number of shares with respect to which options or stock awards may be granted under the Award Plans, the number of shares covered by each outstanding option, and the purchase price per share shall be adjusted for any increase or decrease in the number of issued shares resulting from a recapitalization, reorganization, merger, consolidation, exchange of shares, stock dividend, stock split, reverse stock split, or other subdivision or consolidation of shares.

Our Board of Directors or the Committee may from time to time alter, amend, suspend, or discontinue the Award Plans with respect to any shares as to which options or stock awards have not been granted. However, no such alteration or amendment (unless approved by our stockholders) shall (a) increase (except adjustment for an event of dilution) the maximum number of shares for which options or stock awards may be granted under the Award Plans either in the aggregate or to any eligible employee: (b) reduce (except adjustment for an event of dilution) the minimum option prices which may be established under the Award Plans; (c) extend the period or periods during which options may be granted or exercised; (d) materially modify the requirements as to eligibility for participation in the Award Plans; (e) change the provisions relating to events of dilution; or (f) materially increase the benefits accruing to the eligible participants under the Award Plans.

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

Under the Award Plans, stock appreciation rights ("SARs") can be granted at the time an option is granted with respect to all or a portion of the shares subject to the related option. SARs can only be exercised to the extent the related option is exercisable and cannot be exercised for the six-month period following the date of grant, except in the event of death or disability of the optionee. The exercise of any portion of either the related option or the tandem SARs will cause a corresponding reduction in the number of shares remaining subject to the option or the tandem SARs thus maintaining a balance between outstanding options and SARs. SARs permit the holder to receive an amount (in cash, shares, or a combination of cash and shares, as determined by our Board of Directors at the time of grant) equal to the number of SARs exercised multiplied by the excess of the fair market value of the shares on the exercise date over the exercise price of the related options.

Under the terms of the Award Plans, our board of directors or the Committee may also grant stock awards which may, at the discretion of our Board of Directors or Committee, be subject to forfeiture under certain conditions. Recipients of stock awards will realize ordinary income at the time of the lapse of any forfeiture provisions equal to the fair market value of the shares less any amount paid in connection with the issuance (our Board of Directors or the Committee can require the payment of par value at the time of the grant). We will realize a corresponding compensation deduction. The holder will have a basis in the shares acquired equal to any amount paid on exercise plus the amount of any ordinary income recognized by the holder. On sale of the shares, the holder will have a capital gain or loss equal to the sale proceeds minus his or her basis in the shares.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Technology License Agreement
----------------------------
On October 29, 1999, we entered into an exclusive license agreement with our President, Richard A. Steinke, and two unrelated parties to license certain intellectual property rights known as "Apparatus for Making Foam Products" and "Method for Making Polyurethane Tires with an Outer Skin" embodied in United States Patent No.'s 4,943,223 and 4,855,096, respectively. The agreement gave us an exclusive license to use, sell, license, or otherwise exploit the technology worldwide in exchange for a royalty of $0.25 of the net selling price for all units produced utilizing the technology. The agreement required us to meet certain minimum production/royalty requirements. However, in October 2002, this agreement was amended to eliminate the provision requiring us to maintain minimum sales or royalties and restricting the royalty provision to those units produced and sold having a final production weight in excess of two (2) pounds. Effective July 1, 2004, the Agreement was amended to eliminate the royalty altogether in exchange for 15,000 shares of the Company's restricted common stock as a one-time payment to the licensees for their assignment and transfer of the technology to the Company. The closing price of the Corporation's common stock as quoted on the OTC Bulletin Board on July 1, 2004 was $9.75 per share, for a value of $146,250. The expense associated with the acquisition of the technology will be amortized over the remaining life of the applicable patents. Due to our President's relationship with us, the agreement and the related amendments cannot be considered to have been negotiated at arm's length.


                 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of HJ & Associates, LLC.....................  33
Balance Sheet as of June 30, 2005........................................  34
Statements of Operations for the years ended June 30, 2005 and 2004......  36
Statements of Stockholders' Equity for the years
 ended June 30, 2005 and 2004 ...........................................  37
Statements of Cash Flows for the years ended June 30, 2005 and 2004......  39
Notes to Financial Statements............................................  41

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

There were no reports on Form 8-K filed with the Commission during the quarter ended June 30, 2005.

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
                Information required by Item 9(c) of Schedule 14A

  1) Audit Fees - The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is $38,758 and $35,326, respectively.

  2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements is $-0- and $-0-, respectively. The services provided related to the review of registration statements filed during applicable period.

  3) Tax Fees. $1,816 and $1,914.

  4) All Other Fees. $3,500 and $2,519.

  5) Not applicable.

  6) Not Applicable.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERITYRE CORPORATION

Date: September 15, 2005                By /S/Richard A. Steinke, Chairman of
                                        the Board, President and CEO
                                        [Principal Executive Officer]


Date: September 15, 2005                By /S/Anders A. Suarez, CFO
                                        [Principal Accounting Officer]

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: September 15, 2005                /S/Louis M. Haynie, Director


Date: September 15, 2005                /S/Henry Moyle, Director


Date: September 15, 2005                /S/Wesley G. Sprunk, Director


Date: September 15, 2005                /S/Norman H. Tregenza, Director


Date: September 15, 2005                /S/Steve M. Hanni, Director

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Amerityre Corporation
Boulder City, Nevada

We have audited the accompanying balance sheet of Amerityre Corporation (the "Company") as of June 30, 2005 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerityre Corporation as of June 30, 2005, and the results of its operations and its cash flows for the years ended June 30, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred significant losses from operations, which have resulted in an accumulated deficit, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HJ & Associates
HJ & Associates, LLC
Salt Lake City, Utah
September 1, 2005

                            AMERITYRE CORPORATION
                                Balance Sheet

                                   ASSETS
                                   ------
                                                                  June 30,
                                                                    2005
                                                                ------------
CURRENT ASSETS
 Cash and cash equivalents                                     $   2,122,320
 Accounts receivable - net of zero allowance                         168,838
 Inventory (Note 1)                                                  646,798
 Prepaid expenses                                                     62,489
 Special projects in progress                                            752
 Deferred stock offering expenses                                     80,151
                                                                ------------
   Total Current Assets                                            3,081,348
                                                                ------------
PROPERTY AND EQUIPMENT (Note 1)
 Leasehold improvements                                              120,767
 Molds and models                                                    343,031
 Equipment                                                         2,280,888
 Furniture and fixtures                                               70,678
 Software                                                 184,901
 Less - accumulated depreciation                                  (1,858,950)
                                                                ------------
   Total Property and Equipment                                    1,141,315
                                                                ------------
OTHER ASSETS
 Patents and trademarks - net (Note 1)                               368,011
 Deposits                                                             36,000
                                                                ------------
   Total Other Assets                                                404,011
                                                                ------------
TOTAL ASSETS                                                   $   4,626,674
                                                                ============













The accompanying notes are an integral part of these financial statements.

                            AMERITYRE CORPORATION
                          Balance Sheet (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                                                  June 30,
                                                                    2005
                                                                ------------
CURRENT LIABILITIES
 Accounts payable                                              $      49,904
 Accrued expenses                                                     27,424
 Deferred revenue - special projects                                   7,500
                                                                ------------
   Total Current Liabilities                                          84,828
                                                                ------------
   Total Liabilities                                                  84,828
                                                                ------------
COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY
 Preferred stock: 5,000,000 shares authorized of
  $0.001 par value, -0- shares issued and outstanding                      -
 Common stock: 40,000,000 shares authorized of
  $0.001 par value, 19,505,216 shares issued and
  outstanding                                                         19,505
 Additional paid-in capital                                       41,986,176
 Deferred Stock Offering - Cost                                   (1,000,000)
 Retained Deficit                                                (36,463,835)
                                                                ------------
   Total Stockholders' Equity                                      4,541,846
                                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   4,626,674
                                                                ============















The accompanying notes are an integral part of these financial statements.

                           AMERITYRE CORPORATION
                          Statements of Operations
                                                     For the Years Ended
                                                           June 30,
                                                 ---------------------------
                                                     2005           2004
                                                 ------------   ------------
NET SALES                                       $   1,681,091  $   1,419,124

COST OF SALES                                       1,233,181      1,114,230
                                                 ------------   ------------
GROSS PROFIT                                          447,910        304,894
                                                 ------------   ------------
EXPENSES
 Consulting                                            77,000        370,666
 Advisory Group Expense                             6,134,000              -
 Payroll and payroll taxes                          1,905,177      2,345,082
 Depreciation and amortization                        385,726        296,232
 Research and development                             880,748        572,002
 Bad debt expense                                      14,087          3,713
 Loss on sale and impairment of assets                 18,054              -
 Selling, general and administrative                1,156,260      1,458,200
                                                 ------------   ------------
   Total Expenses                                  10,571,052      5,045,895
                                                 ------------   ------------
LOSS FROM OPERATIONS                              (10,123,142)    (4,741,001)
                                                 ------------   ------------
OTHER INCOME
 Interest income                                       35,181         17,234
 Miscellaneous income                                  14,953          2,512
                                                 ------------   ------------
   Total Other Income                                  50,134         19,746
                                                 ------------   ------------
NET LOSS                                        $ (10,073,008) $  (4,721,255)
                                                 ============   ============
BASIC LOSS PER SHARE                            $       (0.53) $       (0.26)
                                                 ============   ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                18,931,779     17,846,910
                                                 ============   ============










The accompanying notes are an integral part of these financial statements.

                            AMERITYRE CORPORATION
                     Statements of Stockholders' Equity

                                                                            Expenses
                                                                            Prepaid     Deferred
                                                 Additional      Stock       with      Consulting/
                               Common Stock       Paid-in    Subscription   Common        Stock     Accumulated
                            Shares     Amount     Capital     Receivable     Stock      Offering     Deficit
                         -----------  --------  -----------  -----------  -----------  -----------  -----------
Balance, June 30, 2003    17,384,868  $ 17,385  $ 26,493,911  $   (16,632) $  (218,100)$ (118,621)$(21,669,572)

Receipt of Subscriptions
 Receivable                        -         -             -       16,632            -          -            -

Common stock issued for
 services and prepaid
 services at $3.78 per
 share                       240,000       240       906,960            -     (732,375)         -            -

Common stock issued for
 services at $6.10 per
 share                        40,000        40       243,960            -     (244,000)         -            -

Common stock issued for
 cash exercise of options
 at $2.00 per share          130,000       130       259,870            -            -          -            -

Common stock issued for
 cash exercise of options
 at $3.00 per share          500,000       500     1,499,500            -            -          -            -

Common stock issued for
 services rendered at
 $5.48 per share               2,000         2        10,958            -            -          -            -

Common stock issued for
 cash exercise of options
 at $4.00 per share            4,000         4        15,996            -            -          -            -

Common stock issued to
 employees per stock award
 plan at $6.69 per share       3,900         4        26,087            -            -          -            -

Common stock issued for
 services at $6.69 per share  20,000        20       133,780            -     (133,800)         -            -

Common stock issued to
 employee per stock award
 plan at $9.10 per share         500         -         4,550            -            -          -            -

Common stock issued to
 employees per stock award
 plan at $8.20 per share     103,900       104       851,876            -            -          -            -

Valuation adjustment and
amortization of deferred
consulting                         -         -       147,034            -            -    118,621             -

Amortization of expenses
prepaid with common stock          -         -             -            -    1,108,287          -             -

Net loss for the year
ended June 30, 2004                -         -             -            -            -          -    (4,721,255)
                         -----------  --------  ------------ ------------ ------------ ----------  ------------
Balance, June 30, 2004    18,429,168  $ 18,429  $ 30,594,482 $          - $  (219,988) $        -  $(26,390,827)
                         -----------  --------  ------------ ------------ -----------  ----------  ------------

The accompanying notes are an integral part of these financial statements.

                                AMERITYRE CORPORATION
                    Statements of Stockholders' Equity (Continued)

                                                                           Expenses
                                                                           Prepaid      Deferred
                                  Additional     Stock   with      Consulting/
                               Common Stock       Paid-in    Subscription   Common        Stock     Accumulated
                            Shares     Amount     Capital     Receivable     Stock      Offering       Deficit
                         -----------  --------  -----------  -----------  -----------  -----------  -----------

Balance, June 30, 2004    18,429,168  $ 18,429  $ 30,594,482 $          - $  (219,988) $        -  $(26,390,827)

Common stock issued to
CEO for compensation          65,000        65       597,935            -            -          -            -

Common stock issued for
 cash exercise of options
 at $2.00 per share           20,000        20        39,980            -            -          -            -

Common stock issued for
 cash exercise of options
 at $3.00 per share           30,000        30        89,970            -            -          -            -

Common stock issued for
 cash exercise of options
 at $4.00 per share          796,000       796     3,183,204            -            -          -            -

Common stock issued for
 patents            15,000        15       146,235            -            -          -            -

Common stock issued for
cash-less exercise of
option                       120,748       121          (121)           -            -          -            -

Common stock issued for
services and prepaid
services                      29,300        29       200,491            -            -          -            -


Options granted for
services and stock
offering cost                      -         -     7,134,000           -           -   (1,000,000)           -

Amortization of prepaid
 expenses                -         -          -              -     219,988            -            -

Net loss for the year
ended June 30, 2005                -         -             -           -           -            -   (10,073,008)
                         -----------  --------  ------------ -----------  -----------  ----------  ------------
Balance, June 30, 2005    19,505,216  $ 19,505  $ 41,986,176 $        -   $        -  $(1,000,000) $(36,463,835)
                         ===========  ========  ============ ===========  ===========  ==========  ============

The accompanying notes are an integral part of these financial statements.

                            AMERITYRE CORPORATION
                           Statements of Cash Flows
                                                     For the Years Ended
                                                           June 30,
                                                 ---------------------------
                                                     2005           2004
                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $ (10,073,008) $  (4,721,255)
Adjustments to reconcile net loss to net
 cash used by operating activities:
 Depreciation and amortization                        385,726        296,232
 Bad debt expense                                      14,087          3,713
 Loss on sale and impairment of assets                 18,054              -
 Common stock issued for services                     798,520      2,176,692
 Re-valuation of deferred consulting                        -        265,656
 Options issued for advisory group services         6,134,000              -
 Amortization of expenses prepaid with
  with common stock                                   219,988              -
Changes in assets and liabilities:
 (Increase) in accounts receivable                    (15,923)       (42,234)
 (Increase) in inventory                              (89,282)       (92,532)
 Decrease (increase) in prepaid expenses               36,518        (46,340)
 (Increase) in other assets                           (73,723)             -
  Increase (decrease) in accounts payable and
  accrued expenses                                     26,145        (37,515)
                                                 ------------   ------------
   Net Cash Used by Operating Activities        $  (2,618,898) $  (2,197,583)
                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks                  (97,226)       (57,847)
Proceeds from sale of fixed assets                      8,800              -
Cash paid for fixed assets                            (75,645)      (436,517)
                                                 ------------   ------------
   Net Cash Used by Investing Activities        $    (164,071) $    (494,364)
                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Receipt of subscriptions receivable                         -         16,632
Common stock issued for cash                        3,314,000      1,776,000
                                                 ------------   ------------
Net Cash Provided by Financing Activities       $   3,314,000  $   1,792,632
                                                 ------------   ------------
NET  INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                          531,031       (899,315)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR      1,591,289      2,490,604
                                                 ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $   2,122,320  $   1,591,289
                                                 ============   ============

The accompanying notes are an integral part of these financial statements.

                              AMERITYRE CORPORATION
                       Statements of Cash Flows (Continued)

                                                     For the Years Ended
                                                           June 30,
                                                 ---------------------------
                                                     2005           2004
                                                 ------------   ------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest                                        $           -  $           -
Income taxes                                    $           -  $           -

NON-CASH OPERATING ACTIVITIES
Common stock issued for services rendered       $     798,520  $   2,176,692

NON-CASH FINANCING ACTIVITIES

Options issued for advisory group service       $   6,134,000  $           -







The accompanying notes are an integral part of these financial statements.

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2005 and 2004

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

                                         For the Years Ended
                                                June 30,
                                       ---------------------------
                                           2005          2004
                                       ------------   ------------
Loss (numerator)                      $ (10,073,008) $  (4,721,255)
Shares (denominator)                     18,931,779     17,846,910
Per share amount                      $       (0.53) $       (0.26)


The Company's outstanding stock options have been excluded from the basic net loss per share calculation. The Company excluded 3,945,000 and 1,922,000 common stock equivalents for the years ended June 30, 2005 and 2004, respectively because they are antidilutive.

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

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2005 and 2004

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

e.  Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Net deferred tax assets consist of the following components as of June 30, 2005 and 2004:
                                              2005           2004
                                          ------------   ------------
Deferred tax assets:
  NOL Carryover                          $   8,154,000  $   6,224,303
Deferred tax liabilities:
  Valuation allowance                       (8,154,000)    (6,224,303)
                                          ------------   ------------
Net deferred tax asset                   $           -  $           -
                                          ============   ============

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended June 30, 2005 and 2004 due to the follow:
                                              2005           2004
                                          ------------   ------------
Book income                              $  (3,928,473) $  (1,841,328)
Meals & Entertainment                            1,854            650
Officer issuance                                     -          9,750
Other                                          397,218         (2,884)
Depreciation and amortization                   53,773              -
Stock for Services/Options Expense                     -        848,909
Advisory Group Option                      2,392,260           -
Valuation Allowance                          1,083,368        984,903
                                          ------------   ------------
                                         $           -  $           -
                                          ============   ============

At June 30, 2005, the Company had net operating loss carryforwards of approximately $20,800,000 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the June 30, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2005 and 2004

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

f.  Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market. The inventory consists of chemicals, finished goods produced in the Company's plant and products purchased for resale.

          Raw Materials             $     122,834
          Work in Progress                      -
          Finished Goods                  523,964
                                      -----------
          Total Inventory           $     646,798
                                      ===========

During the years ended June 30, 2005 and 2004, the Company recorded inventory impairment expense of $-0- and $-0-, respectively.

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

          Leasehold improvements            5 years, or over lease term
          Equipment                         5 to 7 years
          Furniture and fixtures            7 years
          Automobiles                       5 years
          Software                          3 years

Depreciation expense for the years ended June 30, 2005 and 2004 was $354,879 and $294,923, respectively.

h. Revenue Recognition

Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Product is shipped FOB origination.

i.  Patents and Trademarks

Patent and trademark costs have been capitalized at June 30, 2005 totaling $407,642. The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not being amortized. Amortization will begin once the patents have been issued. Amortization expense for the years ended June 30, 2005 and June 30, 2004 was $30,847 and $1,309, respectively. The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of SFAS 142, "Goodwill and Other Intangible Assets." Several factors are used to evaluate intangibles, including, but not limited to, management's plans for future operations, recent operating results and projected, undiscounted cash flows.

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2005 and 2004

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

j.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended June 30, 2005 and 2004 was $160,860 and $45,055 respectively.

k.  Newly Adopted Accounting Pronouncements

During the year ended June 30, 2005, the Company adopted the following accounting pronouncements:

On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the first fiscal quarter of 2006, and have not yet determined what impact this standard will have on our financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2005 and 2004

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

k.  Newly Adopted Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation.

l.  Equity Securities

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.

m.  Concentrations of Risk

The Company maintains several accounts with financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's balances exceed that amount by $1,808,640 at June 30, 2005.

Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual risks, or significant risks in the normal course of its business.

The Company has one customer who accounted for 12% of the Company's sales for the year ended June 30, 2005.

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2005 and 2004

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

NOTE 2 -COMMITMENTS AND CONTINGENCIES

In October 2002, we entered into a five-year lease for a 49,200 square foot executive/manufacturing facility in Boulder City, Nevada. The agreement required a security deposit of $18,000 and monthly rent payments of $16,000 for the first twelve months with annual increases. At June 30, 2005, the monthly rent was $17,500. Future minimum lease payments under this non-cancelable operating lease is as follows:

                                        2006           $     208,000
                                        2007                 214,000
                                        2008                  54,000
                                                       -------------
                                                       $     476,000
                                                       =============

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2005 and 2004

NOTE 2 -COMMITMENTS AND CONTINGENCIES, Continued

On June 13, 2005, we filed case number A505333 in the Eighth Judicial District Court for the State of Nevada against Prototype Engineering, Inc., an Ohio corporation ("Prototype"), and Frederick F. Vannan, Jr. ("Vannan"). Our causes of action includes allegations of alter ego, misrepresentation/fraud, extortion, declaratory relief, defamation and attorney's fees. We have alleged that Vannan and Prototype, are seeking to extort additional remuneration from the Company and have made misrepresentations regarding the existence of an alleged oral contract for additional remuneration (500,000 to 1,000,000 shares of the Company's common stock). We are seeking a judgment declaring the parties rights relative to a written contract between the parties and a judgment declaring that Prototype and Vannan have no right or claim to any additional remuneration. We have disputed the existence of any such oral contract for additional remuneration. Prototype and Vannan removed the matter to the U.S. District Court for the District of Nevada [CV-S-05-0823-HDM-LRL] and have alleged counter-claims for breach of contract, breach of contractual covenant of good faith and fair dealing, unjust enrichment, and intentional misrepresentation. Our responsive pleading was to file a Motion to Remand or in the alternative to Dismiss all of the counterclaims. This motion is now pending the court's ruling. We are strongly pursing the litigation and we believe a favorable outcome is highly likely. A favorable outcome for the Company would include a declaratory judgment declaring that Prototype and Vannan are not entitled to any further remuneration and may also include attorneys fees and cost for the Company. An unfavorable outcome for the Company could include a judgment against the Company in an unspecified amount which may be determined at trial.

NOTE 3 -STOCK TRANSACTIONS

During the year ended June 30, 2005, the Company issued an aggregate of 1,076,048 shares of common stock as follows:

a. 20,000 shares of common stock for cash of $40,000, or $2.00 per share, in connection with the exercise of outstanding stock options;

b. 15,000 shares of common stock to acquire outright three (3) patents that had previously been assigned to the Company increase for periodic royalty payments. The shares were valued at $146,250, or $9.75 per share. Of the above shares, 5,000 shares were issued to our CEO;

c. 65,000 shares of common stock for services valued at $598,000, or $9.20 per share, to our CEO as compensation for services through June 30, 2005;

d. 10,000 shares of common stock valued at $77,000, or $7.70 per share for services to an outside consultant;

e. 19,300 shares of our common stock for services valued at $123,520 or $6.40 per share, in connection with an employee stock award. The stock was valued at $6.40 per share, the closing price on the date of grant;

f. 120,748 shares of common stock to employees in connection with the cashless exercise of outstanding stock options;

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2005 and 2004

NOTE 3 -STOCK TRANSACTIONS, Continued

g. 30,000 shares of common stock for cash of $90,000, or $3.00 per share, in connection with the exercise of outstanding stock options; and

h. 796,000 shares of common stock for cash of $3,184,000, or $4.00 per share, in connection with the exercise of outstanding stock options.

NOTE 4 -STOCK OPTIONS

During the period ended September 30, 2004, we issued options to acquire an aggregate of 3,000,000 shares of our common stock to certain non-employees in connection with an advisory agreement. The options vested immediately and the exercise price is $7.00 per share. We recognized a total of $6,134,000 in expense associated with the issuance of these options and deferred $1,000,000 as stock offering costs until related funding is received. We estimated the fair value of the stock options at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

Risk free interest rate                             2.49%
Expected Life                                       2 years
Expected volatility                                 59.83%
Dividend Yield                                      0.0%


In December 2004, we issued options to acquire an aggregate of 105,000 shares of our common stock to certain employees under our 2002 Stock Option and Award Plan. The options are exercisable at $6.40 per share, the closing price on the date of grant, vested immediately, and expire on December 15, 2009. At June 30, 2005, we had issued 1,920,000 shares of our common stock under our 2002 Stock Option and Award Plan as a result of option exercises and stock awards. Exercise prices for the outstanding options range from $3.80 to $6.70 per share and exercise terms range from one to five years. At June 30, 2005, there were 209,191 shares available to grant additional options or stock awards under the Plan.

In December 2004, we issued options to acquire an aggregate of 80,000 shares of our common stock to non-employee directors for annual service on our board of directors pursuant to our 2004 Non-Employee Directors' Stock Incentive Plan. These option vested on June 15, 2005, are exercisable at $6.40 per share and expire on December 15, 2007. There are 1,920,000 shares available for the grant of additional options or stock awards under this plan.

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2005 and 2004

NOTE 4 -STOCK OPTIONS, Continued

A summary of the status of the Company's outstanding stock options as of June 30, 2005 and 2004 and changes during the years then ended is presented below:

                                     2005                      2004
                            -----------------------   -----------------------
                                          Weighted                  Weighted
                                           Average                   Average
                                          Exercise                  Exercise
                             Shares         Price       Shares        Price
                            ----------   ----------   ----------   ----------
Outstanding, beginning of
 year                        1,922,000  $      3.66    2,466,000  $      3.42
Granted                      3,185,000         6.97       90,000         5.73
Expired/Cancelled             (195,252)       (0.18)           -            -
Exercised                     (966,748)       (4.14)    (634,000)        2.80
                            ----------   ----------   ----------   ----------
Outstanding end of year      3,945,000  $      6.31    1,922,000  $      3.66
                            ==========   ==========   ==========   ==========
Exercisable                    945,000  $      4.14    1,922,000  $      3.66
                            ==========   ==========   ==========   ==========

                             Outstanding                   Exercisable
               -----------------------------------   -----------------------
                            Weighted
                 Number      Average      Weighted      Number      Weighted
               Outstanding  Remaining      Average    Exercisable    Average
   Range of    at June 30, Contractual    Exercise    at June 30,   Exercise
Exercise Prices    2005        Life         Price         2005        Price
  ----------   ----------   ----------   ----------   ----------   ----------
 $      3.00      470,000         0.08  $      0.36      470,000  $      1.49
        3.80       30,000         1.25         0.03       30,000         0.12
        4.00      200,000         1.95         0.20      200,000         0.85
        6.40      185,000         3.60         0.30      185,000         1.25
        6.70       60,000         0.50         0.10       60,000         0.43
        7.00    3,000,000         4.21         5.32            -            -
               ----------   ----------   ----------   ----------   ----------
 $ 3.00-7.00    3,945,000         3.49   $     6.31      945,000  $      4.14
               ==========   ==========   ==========   ==========   ==========

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2005 and 2004

NOTE 4 - STOCK OPTIONS, Continued

Other than the 3,000,000 options issued to non-employees, all other options issued during the fiscal year were issued to employees and were accounted for under APB 25, "Accounting for Stock Issued to Employees." All of these shares were issued either at or above the market price of the Company's common stock on the date of issue and no compensation expense was recognized. Had compensation cost for the issuance of the options been determined based on the fair value at the grant dates consistent with the method of FASB Statement 148, "Accounting for Stock Based Compensation - Transition and Disclosure," the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                 For the Years Ended
                                                       June 30,
                                                    2005          2004
                                                -----------   -----------
Net (loss) as reported                         $(10,073,008) $ (4,721,255)
Pro forma                                       (10,741,958)   (4,941,080)
Basic (loss) per share as reported             $      (0.53) $      (0.26)
Pro forma                                             (0.56)        (0.28)

NOTE 5 - GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $36,463,835 at June 30, 2005 which raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2005 and 2004

NOTE 5 - GOING CONCERN, Continued

In addition, to expanding revenue opportunities during the fiscal year we have commenced a program of (1) licensing manufacturing and distribution rights to certain of our polyurethane tire products to third-party manufacturers based on such factors as geographical locations and boundaries; (2) selling manufacturing equipment to third-party manufacturers to manufacture products utilizing our manufacturing equipment and processes; (3) selling our proprietary polyurethane chemical systems to third-party manufacturers that utilize our manufacturing equipment and processes; and (4) offering contract design and engineering services to the tire and auto industries.

To supplement our cash needs during the 2006 fiscal year we have (1) obtained approximately $1,500,000 in funding through the exercise of outstanding options; and (2) expect to issued common stock in lieu of cash as compensation for employment, development, and other professional services.

The combination of our accounts receivables and our cash and cash equivalents are expected to meet the balance of our operational needs during the 2006 fiscal year. We are currently evaluating funding strategies to help outset any cash shortfalls that may occur after during the 2006 fiscal year.

We anticipate that during the 2006 fiscal year we will need approximately $4,000,000 to implement our plan and to meet our working capital requirements.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described above, and eventually attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

                              AMERITYRE CORPORATION
                       Notes to the Financial Statements
                             June 30, 2005 and 2004

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to June 30, 2005, we have issued 470,000 shares of our common stock for cash of $1,410,000, in connection with the exercise of 470,000 outstanding stock options at $3.00 per share.

Effective July 1, 2005, our Board of Directors authorized the issuance of 30,300 shares of restricted common stock to Richard A. Steinke, the Company's President and Chief Executive Officer as part of his employment compensation for the period beginning July 1, 2005 and ending June 30, 2006. The value of the shares was $200,000, based on the closing price of $6.60 per share.

On July 1, 2005, our Board of Directors authorized the issuance of options to acquire up to 625,000 shares of our common stock to various employees. The options vest over the term of their employment up to 3 years from the date of grant and are exercisable for a 5 year term. The exercise price for the initial option grants is $6.60 per share, the closing price for our common stock on June 30, 2005. The options were granted under the terms of the 2005 Stock Option and Award Plan (the "2005 Plan") and 2,000,000 shares of our common stock have been set aside for stock option grants and stock awards under the 2005 Plan.

In August 2005, we entered into a Memorandum of Understanding ("MOU") with Ace Products, LLC, a Delaware limited liability company ("ACE"), outlining the general scope and proposed terms of a transaction with ACE that is currently still under negotiation. Details of scope, terms and conditions are all subject to the execution of final agreements by and between the parties (the "Definitive Agreements") and the closing of the contemplated transaction, anticipated to take place not later than September 16, 2005 (the "Closing"), unless an extension is mutually agreed to by the parties.

The Definitive Agreements are expected to include provisions for: (i) the use of certain manufacturing equipment; (ii) the use of manufacturing methods and processes, tire designs and molds and models; (iii) the use of chemicals and chemical concentrates; and (iv) the use of our trademarks on products that utilize the Company's technology. The Definitive Agreements are expected to consist of a License Agreement and various ancillary agreements that will be integral to the License Agreement, including agreements for the purchase of certain manufacturing equipment and finished goods inventory, the continuing supply of chemicals and other items.

The MOU is non-binding, however, it reflects the parties' stated intentions to enter into Definitive Agreements and consummate the transaction. However, in the event that the Definitive Agreements are not executed and the transaction is not completed by September 16, 2005, the parties agree that the MOU shall effectively supersede, replace and cancel all previous agreements between the parties, including without limitation the Joint Market, Product Development and Supply Agreement entered into September 13, 2004, by and between ACE Products, Inc., a Tennessee corporation, and the Company, and the Standstill Agreement dated May 18, 2005 by an between ACE and the Company, except that all obligations relating to confidentiality and non-disclosure shall remain in full force and effect.