Form 10-Q
period 2005-09-30
AMERITYRE CORP
filed 2005-11-08
CIK 945828

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days Yes [X] No [ ]

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

 Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

 The number of shares outstanding of Registrant's Common Stock as of November 1, 2005: 20,005,516

                         PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Our unaudited balance sheet at September 30, 2005 and our audited balance sheet at June 30, 2005; and the related unaudited statements of operations and cash flows for the three month periods ended September 30, 2005 and 2004, are attached hereto.

                             AMERITYRE CORPORATION
                                BALANCE SHEETS

                                    ASSETS

                                                 SEPTEMBER 30,    JUNE 30,
                                                     2005           2005
                                                 ------------  -------------
                                                  (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                       $  2,640,052   $  2,122,320
 Accounts receivable - net                            128,278        168,838
 Inventory                                            615,111        646,798
 Prepaid expenses                                      94,714         62,489
 Special project in progress                                -            752
 Deferred stock offering expenses                      83,278         80,151
 Deposit on equipment                                  97,884              -
                                                 ------------   ------------
   Total Current Assets                             3,659,317      3,081,348
                                                 ------------   ------------
PROPERTY AND EQUIPMENT
 Leasehold improvements                               120,767        120,767
 Molds and models                                     353,591        343,031
 Equipment                                          2,280,888      2,280,888
 Furniture and fixtures                                73,652         70,678
 Software                                             189,337        184,901
 Less - accumulated depreciation                   (1,941,882)    (1,858,950)
                                                 ------------   ------------
   Total Property and Equipment                     1,076,353      1,141,315
                                                 ------------   ------------
OTHER ASSETS
 Patents and trademarks - net                         380,753        368,011
 Deposits                                              36,000         36,000
                                                 ------------   ------------
   Total Other Assets                                 416,753        404,011
                                                 ------------   ------------
TOTAL ASSETS                                     $  5,152,423   $  4,626,674
                                                 ============   ============

















The accompanying notes are an integral part of these financial statements.

                            AMERITYRE CORPORATION
                          BALANCE SHEETS (Continued)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 SEPTEMBER 30,    JUNE 30,
                                                     2005           2005
                                                 ------------  -------------
                                                  (Unaudited)
CURRENT LIABILITIES
 Accounts payable                                $     90,406   $     49,904
 Accrued expenses                                     126,660         27,424
 Deferred revenue - special projects                        -          7,500
                                                 ------------   ------------
   Total Current Liabilities                          217,066         84,828
                                                 ------------   ------------
   Total Liabilities                                  217,066         84,828
                                                 ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock: 5,000,000 shares authorized
  of $0.001 par value, -0- shares issued and
  outstanding                                               -              -
 Common stock: 40,000,000 shares authorized of
  $0.001 par value, 20,005,516 and 19,505,216
  shares issued and outstanding, respectively          20,005         19,505
 Additional paid-in capital                        43,595,676     41,986,176
 Expenses prepaid with common stock                  (150,000)             -
 Deferred stock offering costs                     (1,000,000)    (1,000,000)
 Retained deficit                                 (37,530,324)   (36,463,835)
                                                 ------------   ------------
   Total Stockholders' Equity                       4,935,357      4,541,846
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  5,152,423   $  4,626,674
                                                 ============   ============




















The accompanying notes are an integral part of these financial statements.

                             AMERITYRE CORPORATION
                           Statements of Operations
                                  (Unaudited)


                                                For the Three Months Ended
                                                       September 30,
                                                ---------------------------
                                                    2005           2004
                                                ------------   ------------
NET SALES                                       $    435,969  $     339,772

COST OF SALES                                        354,343        246,787
                                                ------------   ------------
GROSS PROFIT                                          81,626         92,985
                                                ------------   ------------
EXPENSES
 Advisory group expense                                    -      6,134,000
 Payroll and payroll taxes                           490,347        417,562
 Depreciation and amortization                        89,256         92,346
 Research & development                              236,382        298,367
 Bad debt expense                                          -            582
 Selling, general and administrative                 350,486        320,175
                                                ------------   ------------
   Total Expenses                                  1,166,471      7,263,032
                                                ------------   ------------
LOSS FROM OPERATIONS                              (1,084,845)    (7,170,047)
                                                ------------   ------------
OTHER INCOME
 Interest income                                      17,304          7,927
 Other income                                          1,052          5,844
                                                ------------   ------------
   Total Other Income                                 18,356         13,771
                                                ------------   ------------
NET LOSS                                        $ (1,066,489)  $ (7,156,276)
                                                ============   ============
BASIC LOSS PER SHARE                            $      (0.05)  $      (0.38)
                                                ============   ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                               19,715,806     18,662,788
                                                ============   ============














The accompanying notes are an integral part of these financial statements.

                                AMERITYRE CORPORATION
                              Statements of Cash Flows
                                   (Unaudited)

                                                For the Three Months Ended
                                                       September 30,
                                                -----------------------------
                                                    2005           2004
                                                --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                        $  (1,066,489)  $ (7,156,276)
Adjustments to reconcile net loss to net
 cash (used) by operating activities:
  Depreciation and amortization                        89,256         92,346
  Amortization of expenses prepaid
   with common stock                                   50,000        312,760
  Options issued for advisory group service                 -      6,134,000
Changes in assets and liabilities:
  Decrease in accounts receivable                      40,560          9,154
  (Increase) decrease in prepaid expenses             (32,225)        53,461
  (Increase) in other current assets                 (100,260)             -
  (Increase) decrease in inventory                     31,687        (61,863)
  Increase in accounts payable and
   accrued expenses                                   132,239         19,300
                                                -------------  -------------
    Net Cash (Used) by Operating Activities          (855,232)      (597,118)
                                                -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for patents and trademarks                  (19,067)       (33,597)
Purchase of equipment                                 (17,969)       (25,815)
                                                -------------  -------------
   Net Cash (Used) by Investing Activities            (37,036)       (59,412)
                                                -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash                        1,410,000        812,000
                                                -------------  -------------
Net Cash Provided by Financing Activities           1,410,000        812,000
                                                -------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS             517,732        155,470

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                          2,122,320      1,591,289
                                                -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   2,640,052  $   1,746,759
                                                =============  =============








  The accompanying notes are an integral part of these financial statements.

                                AMERITYRE CORPORATION
                         Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                For the Three Months Ended
                                                       September 30,
                                                ---------------------------
                                                    2005           2004
                                                ------------   ------------

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest                                        $          -   $          -
Income taxes                                    $          -   $          -

NON-CASH FINANCING ACTIVITIES

Common stock issued for prepaid compensation    $    200,000   $    598,000
Options issued for advisory group service       $          -   $  6,134,000



































  The accompanying notes are an integral part of these financial statements.

                               AMERITYRE CORPORATION
                     Notes to the Unaudited Financial Statements
                       September 30, 2005 and June 30, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although we believe the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2006.

NOTE 2 - GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total accumulated deficit of $37,530,324 at September 30, 2005 which raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

                               AMERITYRE CORPORATION
                     Notes to the Unaudited Financial Statements
                       September 30, 2005 and June 30, 2005

NOTE 2 - GOING CONCERN, Continued

To supplement our cash needs during the 2006 fiscal year we have (1) obtained approximately $1,500,000 in funding through the exercise of outstanding options; and (2) expect to issue common stock in lieu of cash as compensation for employment, development, and other professional services. We are currently evaluating funding strategies to help offset any cash shortfalls that may occur during or after the 2006 fiscal year. We anticipate that during the balance of the 2006 fiscal year we will need approximately $3,000,000 to implement our plan and to meet our working capital requirements.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described above, and eventually attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

NOTE 3 - STOCK OPTIONS

During the period ended September 30, 2005, we issued options to acquire an aggregate of 625,000 shares of our common stock to certain employees in connection with their employment (the "Employment Options"). The Employment Options vest annually over a period of one to three years based on the employees continued employment by the Company. The exercise price for the Employment Options is $6.60 per share. The 625,000 options issued to the employees were issued at or above the market price of our common stock on the date of issue and are accounted for under APB 25, "Accounting for Stock Issued to Employees". As such, no compensation expense was recognized. Had compensation cost for the issuance of the options been determined based on fair market value at the grant dates consistent with the method of FASB Statement 123, "Accounting for Stock Based Compensation," there would have been no change to our net loss and loss per share, as noted with the pro forma amounts indicated below:


                                                 For the Three Months Ended
                                                         September 30,
                                                ---------------------------
                                                    2005           2004
                                                ------------   ------------
Net (loss) as reported                          $ (1,066,489)  $ (7,156,276)
Pro forma                                       $ (1,066,489)  $ (7,156,276)

Basic (loss) per share
 as reported                                    $      (0.05)  $      (0.38)
Pro forma                                       $      (0.05)  $      (0.38)

                                AMERITYRE CORPORATION
                     Notes to the Unaudited Financial Statements
                       September 30, 2005 and June 30, 2005

NOTE 3 - STOCK OPTIONS, Continued

A summary of the status of the Company's outstanding stock options as of September 30, 2005 and June 30, 2005 and changes during the periods then ended is presented below:

                              September 30, 2005           June 30, 2005
                            -----------------------   -----------------------
                                          Weighted                  Weighted
                                           Average                   Average
                                          Exercise                  Exercise
                             Shares         Price       Shares        Price
                            ----------   ----------   ----------   ----------
Outstanding, beginning of
 period                      3,945,000  $      6.31    1,922,000  $      3.66
Granted                        625,000         6.60    3,185,000         6.97
Expired/Cancelled                    -            -     (195,252)       (0.18)
Exercised                     (470,000)       (3.00)    (966,748)       (4.14)
                            ----------   ----------   ----------   ----------
Outstanding end of period    4,100,000  $      6.74    3,945,000  $      6.31
                            ==========   ==========   ==========   ==========
Exercisable                    475,000  $      5.26      945,000  $      4.14
                            ==========   ==========   ==========   ==========

                             Outstanding                   Exercisable
               -----------------------------------   -----------------------
                            Weighted
                 Number      Average      Weighted      Number      Weighted
               Outstanding  Remaining      Average    Exercisable    Average
   Range of    at Sept 30, Contractual    Exercise    at Sept 30,   Exercise
Exercise Prices    2005        Life         Price         2005        Price
  ----------   ----------   ----------   ----------   ----------   ----------
 $      3.80       30,000         1.00         0.05       30,000         0.33
        4.00      200,000         1.69         0.33      200,000         2.21
        6.40      185,000         3.34         0.30      185,000         2.05
        6.60      625,000         6.71         1.03            -            -
        6.70       60,000         0.25         0.10       60,000         0.66
        7.00    3,000,000         3.96         4.93            -            -
               ----------   ----------   ----------   ----------   ----------
 $ 3.80-7.00    4,100,000         4.16   $     6.74      475,000  $      5.26
               ==========   ==========   ==========   ==========   ==========


NOTE 4 - STOCK ISSUANCES

Effective July 1, 2005, our Board of Directors authorized the issuance of 30,300 shares of restricted common stock to Richard A. Steinke, the Company's President and Chief Executive Officer as part of his employment compensation for the period beginning July 1, 2005 and ending June 30, 2006. The value of the shares was $200,000, based on the closing price of $6.60 per share.

During the period we have issued 470,000 shares of our common stock for cash of $1,410,000, in connection with the exercise of 470,000 outstanding stock options at $3.00 per share.

                              AMERITYRE CORPORATION
                     Notes to the Unaudited Financial Statements
                       September 30, 2005 and June 30, 2005

NOTE 5 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market. The inventory consists of chemicals, finished goods produced in the Company's plant and products purchased for resale.

                                     September 30,          June 30,
                                         2005                 2005
                                    --------------      ---------------
                                     (Unaudited)

          Raw Materials             $     160,546       $     122,834
          Work in Progress                      -                   -
          Finished Goods                  454,565             523,964
                                    -------------       -------------
          Total Inventory           $     615,111       $     646,798
                                    =============       =============

NOTE 6 - SUBSEQUENT EVENTS

1. Employment of Chief Operating Officer
-----------------------------------------
Effective October 16, 2005, the Company hired Gary N. Benninger as our Chief Operating Officer. Dr. Benninger's employment contract with the Company is for an initial term of one year beginning October 16, 2005, at an annual salary of $250,000, renewable by mutual agreement. The contract also includes provisions for the payment of a bonus share award of 10,000 shares of the Company's common stock vesting January 15, 2006, and a grant of options for the purchase of 150,000 shares of the Company's common stock, subject to annual vesting provisions (50,000 options on June 30th 2006-2008). The bonus share award and the options are being issued under the terms of the Company's 2005 Stock Option and Award Plan. Both the bonus share award and the vesting of the options are subject to continuing employment with the Company.

2. Settlement of Legal Proceeding
---------------------------------
Effective October 20, 2005, we entered into a settlement and release agreement with the defendant in case number A505333, 8th Judicial District Court for the State of Nevada, Amerityre Corporation vs. Prototype Engineering, Inc., an Ohio corporation ("Prototype"), and Frederick F. Vannan, Jr. ("Vannan").

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements
---------------------
You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes contained elsewhere in this Form 10-Q ("Report"). The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-KSB for the year ended June 30, 2005.

The section entitled "Risk Factors" set forth in our Annual Report on Form 10-KSB for the year ended June 30, 2005 and similar types of discussions in other SEC filings, discuss some of the important risks that may affect our business, results of operations and financial condition. Some of those risks are as follows:

*Our cash and cash equivalent reserves may not be adequate to cover our costs of operations.

*Our business depends on the protection of our intellectual property and may suffer if we are unable to adequately protect our intellectual property.

*Proposed new products for highway use must meet safety standards prior to marketing which could delay anticipated revenues and increase expenses.

*Anticipated fund-raising activities include possible equity placements that will dilute current shareholders.

*Our stock price can be extremely volatile.

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

We have produced a limited number of prototype polyurethane car tires and conducted independent laboratory testing to demonstrate that these tires comply with existing federal safety standards for new-pneumatic tires, FMVSS 109, and the proposed revisions to those standards, FMVSS 139, which takes effect in July 2007. Compliance with FMVSS 109 and subsequent FMVSS 139, is necessary to commercially market pneumatic car tires within the United States. FMVSS 139, retains many of the test components of FMVSS 109, with the following major changes:

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

Non-pneumatic Temporary/Spare Tire Technology
---------------------------------------------
We also are developing a temporary/spare tire out of polyurethane elastomer. Our initial project, a 'zero' pressure non-pneumatic temporary/spare tire, was developed for prospective use as a temporary/spare tire for passenger vehicles. These tires do not contain air and do not require inflation. In April 2005, we announced that prototype non-pneumatic temporary/spare tire had passed FMVSS 129 testing. FMVSS 129, is the applicable safety standard for new, non-pneumatic tires that must be met before the tires can be offered commercially. We believe that this is a major breakthrough in tire technology because, to the best of our knowledge, no other company has developed a non-pneumatic tire that has successfully met FMVSS 129 standard.

We have initiated discussions with automobile manufacturers about making these tires available to their customers as an original equipment temporary/spare tire. In addition, we are continue testing prototype designs of the non-pneumatic temporary/spare tire for other vehicles/applications.

Three Month Period Ended September 30, 2005 compared to the Three Month Period Ended September 30, 2004
------------------------------------------------------------------------------
For the three month period ended September 30, 2005 we had net sales of $435,969, an 28% increase over net sales of $339,772, for the same period last year. This increase was due primarily to further expansion of our Products sales among retail chain customers.

Our cost of sales for the three month period ended September 30, 2005 was $354,343, or 81% of sales as compared to $246,787, or 73% of sales for the same period last year, resulting in a gross margin of $81,626, or 19% as compared to a gross margin of $92,985 or 27% for the respective periods. The reduction in our gross margin for the period as compared to the prior year period is a result of a revaluation of our standard costs after taking into account increases in chemical and wheel component costs. To offset the increases in manufacturing costs, we have adjusted the selling prices for our Products in an attempt to improve our gross margin.

Corporate Expense. For three month period ended September 30, 2005, total operating expenses were $1,166,471, consisting of payroll and payroll taxes of $490,347, depreciation and amortization of $89,256, research and development costs of $236,382, and selling, general and administrative expenses of $350,486.

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

Our corporate expenses for the period ending September 30, 2005 remained relatively constant with our corporate expenses for the prior year period, excluding the effect of the one-time $6,134,000 expense for advisory group services associated with the grant of options for the 2004 period as detailed above.

Interest Expense. We had no interest expense during the three month periods ended September 30, 2005 and 2004, respectively.

Other Income. For the three month period ended September 30, 2005, we had other income of $18,356 earned on account receivables and temporary investments of cash not immediately needed in ordinary daily business. For the three month period ended September 30, 2004, we had other income of $13,771 earned on account receivables and temporary investments of cash not immediately needed in ordinary daily business.

We experienced a net loss of $1,066,489 for the three month period ended September 30, 2005, compared to a net loss of $7,156,276 for the same period in 2004. The basic loss per share for the current period was $0.05 compared to a basic loss per share of $0.38 for prior year period, based on the weighted average number of shares outstanding of 19,715,806 and 18,662,788 for the respective periods.

Liquidity and Capital Resources
-------------------------------
During the three month periods ended September 30, 2005 and 2004, we financed our operations through collecting accounts receivable and issuing common stock for cash paid in connection with the exercise of outstanding stock options and prepayment of certain salaries.

At September 30, 2005, we had current assets of $3,659,317 and current liabilities of $217,066, for a working capital surplus of $3,442,251, an increase of $445,731 over the working capital surplus of $2,996,520 we had at September 30, 2004. We had cash and cash equivalents of $2,640,052 and net accounts receivable of $128,278 at September 30, 2005 compared to cash and cash equivalents of $2,122,320 and net accounts receivable of $168,838 at September 30, 2004. Our increase in cash and equivalents at September 30, 2005, is attributable to the exercise of outstanding options during the period.

Net cash used by our operating activities for the three month period ended September 2005 was $855,232, compared to $597,118 for the same period in 2004. Our operations for the three month period ended September 30, 2005 were funded primarily by cash and cash equivalents, accounts receivables, and the issuance of common stock for services and salaries. Our operations for the three month period ended September 30, 2004 were funded primarily the same way.

At September 30, 2005, we had net property and equipment of $1,076,353, after deduction of accumulated depreciation of $1,941,882. At September 30, 2004, we had net property and equipment of $1,141,315, after deduction of accumulated depreciation of $1,858,950. At September 30, 2005, our property and equipment consisted mainly of leasehold improvements, $120,767; molds and models, $353,591; equipment, $2,280,888; furniture and fixtures, $73,652; and software, $189,337, compared to leasehold improvements, $120,767; molds and models, $343,031; equipment, $2,280,888; furniture and fixtures, $70,678; and software, $184,901, at September 30, 2004.

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $37,530,324 at September 30, 2005 which raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

To supplement our cash needs during 2006 fiscal year we have (1) obtained approximately $1,500,000 in funding through the exercise of outstanding options; and (2) expect to issue common stock in lieu of cash as compensation for employment, development, and other professional services. We are currently evaluating funding strategies to help offset any cash shortfalls that may occur during and after the 2006 fiscal year. We anticipate that during the balance of the 2006 fiscal year we will need approximately $3,000,000 to implement our plan and to meet our working capital requirements.

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

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in United States Treasury instruments with short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates or commodity prices.

                       ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

                            ITEM 1.  LEGAL PROCEEDINGS

Effective October 20, 2005, we entered into a settlement and release agreement with the defendants in case number A505333, 8th Judicial District Court for the State of Nevada, Amerityre Corporation vs. Prototype Engineering, Inc., an Ohio corporation ("Prototype"), and Frederick F. Vannan, Jr. ("Vannan").

    ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.
                          ITEM 5.  OTHER INFORMATION

Notice of Annual Meeting
------------------------
Our annual meeting of the shareholders (the "Annual Meeting") will be held in the Sunset Room at the Sunset Station Hotel and Casino, 1301 West Sunset Road, Henderson, Nevada 89014, on Thursday, December 1, 2005, at 10:00 am, Pacific Time, to:
  1. Elect seven directors to serve until the expiration of their respective terms and until their respective successors are elected and qualified;
  2. Ratify the selection of HJ & Associates, LLC as our independent auditor for our fiscal year ending June 30, 2006;
  3. Ratify the 2005 Stock Option and Award Plan;
  4. Transact such other business as may properly come before the Annual Meeting or any adjournment thereof.

The foregoing matters are described in more detail in our Proxy Statement that was filed with the SEC on October 24, 2005, and mailed to shareholders on or about that date.
                               ITEM 6.  EXHIBITS

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

Dated: November 8, 2005                  AMERITYRE CORPORATION


                                         /S/RICHARD A. STEINKE
                                         ----------------------------------
                                         Richard A. Steinke
                                         President and Chief Executive Officer


Dated: November 8, 2005                  /S/ANDERS A. SUAREZ
                                         -----------------------------------
                                         Anders A. Suarez
                                         Chief Financial Officer and
                                         Principal Accounting Officer