Form 10-Q
period 2005-12-31
AMERITYRE CORP
filed 2006-02-09
CIK 945828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-94318-C

AMERITYRE CORPORATION

(Exact name of small business issuer as specified in its charter)

NEVADA	87-0535207
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1501 INDUSTRIAL ROAD, BOULDER CITY, NEVADA	89005
(Address of principal executive offices)	(Zip Code)

(702) 294-2689

(Issuer=s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]

Accelerated filer [X]

Non-accelerated filer [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

 The number of shares outstanding of Registrant's Common Stock as of February 8, 2006: 20,988,580

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

Our unaudited balance sheet at December 31, 2005 and our audited balance sheet at June 30, 2005; the related unaudited statements of operations for the three and six month periods ended December 31, 2005 and 2004; and the related unaudited statement of cash flows for the six month periods ended December 31, 2005 and 2004, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

	December 31, 2005	June 30, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ 2,577,694	$ 2,122,320
Accounts receivable – net	75,617	168,838
Inventory	567,387	646,798
Prepaid expenses and other current assets	106,151	62,489
Special projects in progress	-	752
Deferred stock offering expenses	83,278	80,151
Deposit on equipment	294,254	-

Total Current Assets	3,704,381	3,081,348

PROPERTY AND EQUIPMENT

Leasehold improvements	120,767	120,767
Molds and models	353,591	343,031
Equipment	2,324,730	2,280,888
Furniture and fixtures	73,652	70,678
Software	280,337	184,901
Less - Accumulated depreciation	(2,027,326)	(1,858,950)

Total Property and Equipment	1,125,751	1,141,315

OTHER ASSETS

Patents and trademarks – net	398,830	368,011
Deposits	36,000	36,000

Total Other Assets	434,830	404,011

TOTAL ASSETS	$ 5,264,962	$ 4,626,674

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	December 31, 2005	June 30, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 246,372	$ 49,904
Accrued expenses	32,559	27,424
Stock subscription deposits	836,820	-
Deferred revenue - special projects	100,000	7,500

Total Current Liabilities	1,215,751	84,828

TOTAL LIABILITIES	1,215,751	84,828

STOCKHOLDERS' EQUITY

Preferred stock: 5,000,000 shares authorized
of $0.001 par value, -0- shares issued and
Outstanding	-	-
Common Stock: 40,000,000 shares authorized of
$0.001 par value, 20,065,480 and 19,505,216
shares issued and outstanding, respectively	20,065	19,505
Additional paid-in capital	43,882,966	41,986,176
Expenses prepaid with common stock	(100,000)	-
Deferred stock offering cost	(1,000,000)	(1,000,000)
Deferred consulting and directors compensation	(64,167)	-
Retained deficit	(38,689,653)	(36,463,835)

Total Stockholders' Equity	4,049,211	4,541,846

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,264,962	$ 4,626,674

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

NET SALES	$ 302,255	$ 303,801	$ 738,224	$ 643,573

COST OF SALES	258,439	215,891	612,781	462,678

GROSS PROFIT	43,816	87,910	125,443	180,895

EXPENSES
Consulting	99,498	-	99,498	-
Advisory group expense	-	-	-	6,134,000
Payroll and payroll taxes	519,060	428,908	1,009,407	846,470
Depreciation and amortization	91,873	102,607	181,129	194,953
Research & development	151,825	110,798	388,208	409,166
Bad debt expense	211	191	211	773
Selling, general & administrative	348,336	310,620	698,822	630,795

Total Expenses	1,210,803	953,124	2,377,275	8,216,157

LOSS FROM OPERATIONS	(1,166,987)	(865,214)	(2,251,832)	(8,035,262)

OTHER INCOME
Interest income	7,649	5,702	24,953	13,628
Other income	9	1,705	1,061	7,548

Total Other Income	7,658	7,407	26,014	21,176

NET LOSS	$ (1,159,329)	$ (857,807)	$ (2,225,818)	$ (8,014,086)

BASIC LOSS PER SHARE	$ (0.06)	$ (0.05)	$ (0.11)	$ (0.43)

WEIGHTED AVG NUMBER OF SHARES	20,038,287	18,731,168	19,877,047	18,696,978

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)
	Six Months Ended	Six Months Ended
	December 31, 2005	December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (2,225,818)	$ (8,014,086)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation & amortization expense	181,129	194,953
Common stock issued for services rendered	126,350	-
Amortization of expense prepaid with common stock	105,834	472,053
Options issued for advisory group services	-	6,134,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	93,221	89,184
Increase in prepaid expenses	(43,662)	(35,895)
Increase in other assets	(296,629)	(600)
Decrease (increase) in inventory	79,411	(87,087)
Increase in accounts payable and accrued expenses	294,103	35,739

Net Cash Used by Operating Activities	(1,686,061)	(1,211,739)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for patents and trademarks	(43,572)	(60,897)
Purchase of property and equipment	(61,813)	(32,712)

Net Cash Used by Investing Activities	(105,385)	(93,609)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock subscription	836,820	-
Proceeds from issuance of common stock	1,410,000	880,000

Net Cash Provided by Financing Activities	2,246,820	880,000

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	455,374	(425,348)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,122,320	1,591,289

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,577,694	$ 1,165,941

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows (Continued)
(Unaudited)
	Six Months Ended	Six Months Ended
	December 31, 2005	December 31, 2004

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH OPERATING ACTIVITIES
Common stock issued for services rendered	$ 126,350	$ -
Common stock issued for prepaid services	$ 270,000	$ 598,000

NON-CASH INVESTING/ FINANCING ACTIVITIES
Common stock issued for property & equipment	$ 91,000	$ -
Options issued for advisory group service receivable	$ -	$ 6,134,000

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2005 and June 30, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although we believe the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2005 Annual Report on Form 10-KSB.  Operating results for the six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2006.

NOTE 2 - STOCK OPTIONS

During the period ended December 31, 2005, we issued options to acquire an aggregate of 625,000 shares of our common stock to certain employees in connection with their employment (the AEmployment Options@). The Employment Options vest annually over a period of one to three years based on the employees continued employment by the Company. The exercise price for the Employment Options is $6.60 per share. The 625,000 options issued to the employees were issued at or above the market price of our common stock on the date of issue and are accounted for under APB 25, AAccounting for Stock Issued to Employees@. As such, no compensation expense was recognized.  Had compensation cost for the issuance of the options been determined based on fair market value at the grant dates consistent with the method of FASB Statement 123, AAccounting for Stock Based Compensation,@ there would have been no change to our net loss and loss per share, as noted with the pro forma amounts indicated below:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net (loss) as reported	$ (1,159,329)	$(857,807)	$ (2,225,818)	$ (8,014,086)
Pro forma	$ (1,159,329)	$ (1,384,857)	$ (2,225,818)	$ (8,544,086)

Basic (loss) per share as reported	$ (0.06)	$ (0.05)	$ (0.11)	$ (0.43)
Pro forma	$ (0.06)	$ (0.07)	$ (0.11)	$ (0.46)

[The balance of this page intentionally left blank]

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2005 and June 30, 2005

NOTE 2 - STOCK OPTIONS, Continued

A summary of the status of the Company=s outstanding stock options as of December 31, 2005 and June 30, 2005 and changes during the periods then ended is presented below:

	December 31, 2005		June 30, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	3,945,000	$6.31	1,922,000	$3.66
Granted	625,000	$6.60	3,185,000	$6.97
Expired/Cancelled	(60,000)	$(6.70)	(195,252)	$(0.18)
Exercised	(470,000)	$(3.00)	(966,748)	$(4.14)
Outstanding end of period	4,040,000	$6.74	3,945,000	$6.31
Exercisable	415,000	$5.05	945,000	$4.14

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at Dec 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Dec 31, 2005	Weighted Average Exercise Price
$3.80	30,000	0.75	$3.80	30,000	$3.80
4.00	200,000	1.44	$4.00	200,000	$4.00
6.40	185,000	3.09	$6.40	185,000	$6.40
6.60	625,000	6.46	$6.60	-	-
7.00	3,000,000	3.70	$7.00	-	-
$3.80-$7.00	4,040,000	3.97	$6.74	415,000	$5.05

NOTE 3 - STOCK ISSUANCES

During the quarter, we issued 5,000 shares of common stock for outside consulting services valued at $26,250, based on a price of $5.25 per share and 15,000 shares of common stock for outside consulting services valued at $68,250, based on a price of $4.55 per share.  We also issued 20,000 shares of common stock for software development services valued and capitalized at $91,000, based on a price of $4.55 per share. These shares were issued pursuant to our 2002 Stock Option and Award Plan.

During the quarter, we issued 7,000 shares of our restricted common stock to an investor and media relations firm as payment for services. The value of the shares was $31,850, based on the closing price of $4.55 per share.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2005 and June 30, 2005

NOTE 3 - STOCK ISSUANCES (continued)

During the quarter, we issued 1,852 shares of our restricted common stock to the Chairman of our audit committee as partial compensation for his services as Chairman. The value of the shares was $10,000, based on the closing price of $5.40 per share.

During the quarter, we issued an aggregate of 11,112 shares (1,852 shares each) of our restricted common stock to our six (6) non-employee directors as annual compensation for their services as members of our board of directors for the period commencing December 1, 2005 through November 30, 2006. The aggregate value of the shares was $60,000, based on the closing price of $5.40 per share.

All of our securities issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

NOTE 4 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists of chemicals, finished goods produced in the Company=s plant and products purchased for resale.

	December 31, 2005 (Unaudited)	June 30, 2005
Raw Materials	$142,866	$122,834
Work in Progress	-	-
Finished Goods	424,521	523,964
Total Inventory	$567,387	$646,798

NOTE 5 - SIGNIFICANT EVENTS

1. Employment of Chief Operating Officer

Effective October 16, 2005, the Company hired Gary N. Benninger as our Chief Operating Officer. Dr. Benninger=s employment contract with the Company is for an initial term of one year beginning October 16, 2005, at an annual salary of $250,000, renewable by mutual agreement.  The contract also includes provisions for the payment of a bonus share award of 10,000 shares of the Company=s common stock vesting January 15, 2006, and a grant of options for the purchase of 150,000 shares of the Company=s common stock, subject to annual vesting provisions (50,000 options on June 30th 2006-2008). The bonus share award and the options are being issued under the terms of the Company=s 2005 Stock Option and Award Plan. Both the bonus share award and the vesting of the options are subject to continuing employment with the Company.

2. Settlement of Legal Proceeding

Effective October 20, 2005, we entered into a settlement and release agreement with the defendant in case number A505333, 8th Judicial District Court for the State of Nevada, Amerityre Corporation vs. Prototype Engineering, Inc., an Ohio corporation (APrototype@), and Frederick F. Vannan, Jr. (AVannan@).

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2005 and June 30, 2005

NOTE 6 - SUBSEQUENT EVENTS

A. Stock Issuances

On January 3, 2006, we issued 53,100 shares of our common stock to various employees as compensation pursuant to our 2002 Stock Option and Award Plan, valued at $239,481, or $4.51 share.

On January 15, 2006, 10,000 shares of our restricted common stock vested to Gary N. Benninger, our Chief Operating Officer, pursuant to the terms of his employment agreement with the Company. The value of the shares was $53,600, based on the closing price of the shares on October 16, 2005, the date of grant. With respect to the issuance of the shares on vesting, the Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(2) of said Act.

Effective February 1, 2006 (the “Closing Date”), we completed a private placement for $3,870,000 in offering proceeds. The Company sold 107,500 Units of the Company’s securities at a purchase price of $36.00 per Unit. Each Unit consists of eight (8) shares of the Company's Common Stock, a Class A Warrant (the “Class A Warrant”) for the purchase of one share of Common Stock at an exercise price of $5.00 exercisable for a 3 year period and a Class B Warrant (the “Class B Warrant”) for the purchase of one share of Common Stock at an exercise price of $5.50 exercisable for a 5 year period.  The Warrants may also be exercised through a cashless exercise based on the difference between the market price on the date of exercise and the exercise price.  The exercise prices of the Class A Warrants and Class B Warrants are subject to adjustment in certain events, including, without limitation, upon the Company’s consolidation, merger or sale of all or substantially all of its assets, a reclassification of the Company’s Common Stock, or any stock splits or combinations with respect to the Common Stock.

Purchasers of the Units have been granted registration rights in connection with the private placement.  The Company shall use its best efforts to file a registration statement with the Commission within 45 days after the Closing Date and cause the registration statement to be declared effective by the SEC within 120 days after the Closing Date (if there are no comments from the SEC) or 180 days (if comments are received from the SEC) (the "Effective Date") in order to register the shares of Common Stock underlying the Units sold in the offering (the “Registrable Securities”) for resale and distribution by the investors (the "Registration Statement").  The Company will register approximately 1,075,000 shares of Common Stock which represents the total number of shares of Common Stock plus the shares of Common Stock issuable upon exercise of the Class A and Class B Warrants.  The Registrable Securities shall be reserved and set aside exclusively for the benefit of each investor.

The Class A and Class B Warrants are subject to redemption by the Company.  The Company has the right to redeem either the Class A or Class B Warrants beginning ninety (90) days from the Effective Date of the Registration Statement, if at any time following the Effective Date, the average closing bid price for the Common Stock in the over-the-counter market is at least $5.50 per share (with respect to the Class A Warrants) or $6.05 per share (with respect to the Class B Warrants),  for the 20 consecutive trading day period ending not more than 15 days prior to notice of redemption of the Class A and Class B Warrants. The Company’s right to redeem the Class A and Class B Warrants requires the Company to give the holders written notice of redemption of not less than 30 days, and is subject to the right of the holders of the Class A and Class B Warrants to exercise the same in accordance with the terms hereof during the redemption period.  The redemption price for each Class A and Class B Warrant is $0.10 per share.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2005 and June 30, 2005

NOTE 6 - SUBSEQUENT EVENTS (Continued)

With respect to the sale of the Units described above, the Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder since, among other things, (1) the transaction did not involve a public offering, (2) the investors were accredited investors and/or qualified institutional buyers, (3) the investors had access to information about the Company and their investment, (4) the investors took the securities for investment and not resale, (5) the Company took appropriate measures to restrict the transfer of the securities, and (6) no commissions were paid in connection with the placement and/or sale of the securities.

B. Deferred Stock Issuance Costs

During the three six month period ended December 31, 2004, we recognized an expense of $6,134,000 for advisory group services associated with the grant of options to acquire an aggregate of 3,000,000 shares of our common stock to third-party consultants during the period. The value of the options was calculated using the Black-Scholes option pricing model. Our selling, general and administrative expenses since that time have not included deferred stock offering costs, which at December 31, 2005 aggregated $1,083,278. This amount has been recorded as a reduction in stockholders' equity due to its association with the proposed offering of our securities. In February 2006, we closed a private placement of our securities for gross offering proceeds of $3.87 million, therefore the deferred offering costs will be expensed in the subsequent period.

[The balance of this page intentionally left blank]

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

The section entitled "Risk Factors" set forth in our Annual Report on Form 10-KSB for the year ended June 30, 2005 and similar types of discussions in other SEC filings discuss some of the important risks that may affect our business, results of operations and financial condition. Some of those risks are as follows:

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

This Report may contain Aforward-looking@ statements within the meaning of Section 17A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "believes," "budget," "target," "goal," Aanticipate," Aexpect," "plan," "outlook," "objective," Amay," Aproject," Aintend," "estimate," or similar expressions. These statements are only predictions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.

General

We were incorporated as a Nevada corporation on January 30, 1995 under the name American Tire Corporation and changed our name to Amerityre Corporation in December 1999. We own certain proprietary and nonproprietary technology to manufacture tires from polyurethane foam and polyurethane elastomer.

Polyurethane Foam Tire Technology

We currently produce AFlatfree™@ polyurethane foam tires for bicycles, wheelchairs, lawn and garden products, and outdoor power equipment products (the AProducts@).

Polyurethane Elastomer Passenger Car Tire Technology

We are engaged in the development of polyurethane elastomer tires for highway and agricultural use based on our proprietary technology and various methods and processes relating to the manufacturing of those tires from liquid elastomers. The polyurethane elastomer material is identified by us as Elastothane™. Elastothane ™ and the technology to produce tires using Elastothane™ are significant to us because we believe that combined they result in a tire that can be produced quickly and less expensively than traditional rubber pneumatic tires, while meeting or exceeding the performance of those tires.

We have produced a limited number of prototype polyurethane car tires and conducted independent laboratory testing to demonstrate that these tires comply with existing federal safety standards for new-pneumatic tires, FMVSS 109, and the proposed revisions to those standards, FMVSS 139, which takes effect in July 2007. Compliance with FMVSS 109 and subsequently, FMVSS 139, is necessary to commercially market pneumatic car tires within the United States. FMVSS 139 retains many of the test components of FMVSS 109, with the following major changes:

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

In addition to inventing polyurethane elastomer passenger car tires, we have invented the manufacturing equipment necessary to produce these tires in limited quantities. We have filed several applications for method and process patents with respect to various aspects of this technology. We have completed fabrication of prototype manufacturing equipment to mold the polyurethane elastomer tires and we are fabricating certain additional pieces of manufacturing equipment that are necessary to assemble the reinforcement materials (i.e., beads, belts and plies) utilized in connection with manufacturing the tire. This work is continuing and we expect to make improvements to the method, process and equipment as needed so that these tires can be produced in commercial qualities.

During the quarter we announced that we had entered into a Product Development Agreement with Genmar Holdings, Inc., Minneapolis, Minnesota, one of the world’s largest manufacturers of recreational boats, to design and develop prototype polyurethane “run-flat” boat trailer tires based on our passenger car tire technology.  We estimated the time frame for completing the development project to be approximately six months (May 2006).  If the development project is successfully completed, and evaluation and testing by Genmar is satisfactory, the parties will move to an agreement that will allow Genmar to commercially manufacture “run-flat” boat trailer tires.

Non-pneumatic Temporary/Spare Tire Technology

We also are developing a temporary/spare tire out of polyurethane elastomer. Our initial project, a >zero= pressure non-pneumatic temporary/spare tire, was developed for prospective use as a temporary/spare tire for passenger vehicles. These tires do not contain air and do not require inflation. In April 2005, we announced that prototype non-pneumatic temporary/spare tire had passed FMVSS 129 testing. FMVSS 129, is the applicable safety standard for new, non-pneumatic tires that must be met before the tires can be offered commercially. We believe that this is a major breakthrough in tire technology because, to the best of our knowledge, no other company has developed a non-pneumatic tire that has successfully met FMVSS 129 standard. We have initiated discussions with automobile manufacturers about making these tires available to their customers as original equipment temporary/spare tires. In addition, we continue testing prototype designs of the non-pneumatic temporary/spare tire for other vehicles/applications.

Polyurethane Retread Material

During the quarter we began development of a compound and manufacturing process for retreading medium commercial truck tires with a polyurethane elastomer tread compound. We believe our retreading process has broad application for the medium commercial truck tire market.  The tire retreading process being developed by Amerityre involves applying the polyurethane tread compound to the rubber tire casing in such a way that the tread “seamlessly locks” to the tire casing without pressure or re-vulcanization. We have conducted a series of pull tests at an independent laboratory to test the adhesion of our polyurethane elastomer tread compound to rubber tire casings. The results of the test have indicated that our compounds meet acceptable industry requirements.  We are continuing with the development of the process for applying the polyurethane tread materials to the rubber tire casings.

In addition to laboratory testing, we have been conducting field tests of the polyurethane elastomer retreads on a number of truck tires that are being evaluated by a mining company. We are continuing to test these tires to better assess their performance characteristics in such a high duty application.

Results of Operations for the Three and Six Month Period Ended December 31, 2005

compared to the Three and Six Month Period Ended December 31, 2004

For the three month period ended December 31, 2005 we had net sales of $302,255, a slight decrease from net sales of $303,801, for the same period last year. However, for the six month period ended December 31, 2005, we had net sales of $738,224, a 15% increase over net sales of $643,573 for the comparable period last year.  The increase in net sales for the six month period in 2005 over 2004 was due primarily to further expansion of our Products sales among retail chain customers and distributors.

Our cost of sales for the three month period ended December 31, 2005 was $258,439, or 86% of sales as compared to $215,891, or 71% of sales for the same period last year, resulting in a gross profit of $43,816, or 14% as compared to a gross profit of $87,910 or 29% for the prior year period. Our cost of sales for the six month period ended December 31, 2005 was $612,781, or 83% of sales as compared to $462,678, or 72%, resulting in a gross profit of $125,443, or 17% of sales compared to a gross profit of $180,895, or 28% for the prior year period. The reduction in our gross profit as compared to the prior year periods is a result of a revaluation of our standard costs after taking into account increases in base chemicals and steel wheel component costs for tire/wheel assemblies. To offset these increases in material costs, we have increased the sales price of our Products effective January 1, 2006 in an attempt to recapture the decrease in gross margin we have experienced.

Corporate Expense. For three and six month periods ended December 31, 2005, total operating expenses were $1,210,803 and $2,377,275, respectively, consisting primarily of consulting expense of $99,498 and $99,498, payroll and payroll taxes of $519,060 and $1,009,407, depreciation and amortization of $91,873 and $181,129, research and development costs of $151,825 and $388,208, and selling, general and administrative expenses of $348,336 and $698,822, respectively.

For the three and six month periods ended December 31, 2004, total operating expenses were $953,124 and $8,216,157, respectively, consisting primarily of payroll and payroll taxes of $428,908 and $846,470, depreciation and amortization of $102,607 and $194,953, research and development of  $110,798 and $409,166, selling, general and administrative expenses of $310,620 and $630,795, respectively, and, in the six month period, an expense of $6,134,000 for advisory group services associated with the grant of options to acquire an aggregate of 3,000,000 shares of our common stock to third-party consultants during the period. The value of the options was calculated using the Black-Scholes option pricing model.

During the six month period ended December 31, 2004, we recognized an expense of $6,134,000 for advisory group services associated with the grant of options to acquire an aggregate of 3,000,000 shares of our common stock to third-party consultants during the period. The value of the options was calculated using the Black-Scholes option pricing model. Our selling, general and administrative expenses since that time have not included deferred stock offering costs, which at December 31, 2005 aggregated $1,083,278. This amount has been recorded as a reduction in stockholders' equity due to its association with the proposed offering of our securities. In February 2006, we closed a private placement of our securities for gross offering proceeds of $3.87 million, therefore the deferred offering costs will be expensed in the subsequent period.

Excluding the effect of the one-time $6,134,000 expense for advisory group services associated with the grant of options for the 2004 periods as detailed above, our corporate expenses for the six month period ended December 31, 2005, when compared to our corporate expenses for the six month period ended December 31, 2004,  increased  approximately $295,000 due to annual increases in salary and payroll,  increased sales, marketing and media relations expenses, and the payment of outside consulting fees for specialty services.  We anticipate that our monthly operating expenses for the next six months will remain consistent with the average monthly expenses of the first six months, at approximately $400,000 per month.

Interest  Expense. We had no interest expense during the three and six month periods ended December 31, 2005 and 2004, respectively.

Other  Income. For the three and six month periods ended December 31, 2005, we had other income of $7,658 and $26,014, respectively, earned on account receivables and temporary investments of cash not immediately needed in ordinary daily business. For the three and six month periods ended December 31, 2004, we had other income of $7,407 and $21,176, respectively, earned on account receivables and temporary investments of cash not immediately needed in ordinary daily business.

We experienced net losses of $1,159,329 and $2,225,818, respectively, for the three and six month periods ended December 31, 2005, compared to net losses of $857,807 and $8,014,086 for the same periods in 2004. The basic losses per share for the current periods were $0.06 and $0.11, respectively, compared to basic losses per share of $0.05 and $0.43 for prior year periods.

Liquidity and Capital Resources

During the three and six month periods ended December 31, 2005, we financed our operations through collecting accounts receivable and issuing common stock for cash paid in connection with the exercise of outstanding stock options and prepayment of certain salaries.

At December 31, 2005, we had current assets of $3,704,381 and current liabilities of $1,215,751, for a working capital surplus of $2,488,630, a decrease of $507,890 over the working capital surplus of $2,996,520 we had at June 30, 2005. We had cash and cash equivalents of $2,577,694 and net accounts receivable of $75,617 at December 31, 2005 compared to cash and cash equivalents of $2,122,320 and net accounts receivable of $168,838 at June 30, 2005. Our increase in cash and equivalents at December 31, 2005, is attributable to the exercise of outstanding options during the period.  Our cash and cash equivalents include $836,820 of cash received as part of an ongoing private offering of our securities during the period. The subscription amounts were recorded at December 31, 2005, as a current liability under the line item “stock subscription deposits.”  Subsequent to December 31, 2005, we completed the stock offering. As a result of completing the offering the “stock subscription deposits” liability will be reduced to $0 for the period ending March 31, 2006.

At December 31, 2005, we had net property and equipment of $1,125,751, after deduction of accumulated depreciation of $2,027,326. At December 31, 2005, our property and equipment consisted mainly of leasehold improvements, $120,767; molds and models, $353,591; equipment, $2,324,730; furniture and fixtures, $73,652; and software, $280,337.

Net cash used by our operating activities for the six month period ended December 31, 2005 was $1,686,062, compared to $1,211,739 for the same period in 2004. Our operations for the six month period ended December 31, 2005 were funded primarily by cash and cash equivalents, accounts receivables, and the issuance of common stock for services and salaries. Our operations for the six month period ended December 31, 2004 were funded primarily the same way.

Net cash used by investing activities for the six month period ended December 31, 2005 was $105,384, including payments for patents and trademarks and purchase of property and equipment, compared to $93,609 in the prior year period for similar purposes.

Cash provided by financing activities for the six month period ended December 31, 2005 totaled $2,246,820 comprised of $836,820 in proceeds from a stock subscription deposits and additional cash proceeds from the issuance of common stock for the exercise of outstanding options.  Cash provided by financing activities for the prior year period totaled $880,000 in proceeds from the issuance of common stock.

To supplement our cash needs during the 2006 fiscal year we have (1) obtained approximately $1,400,000 in funding through the exercise of outstanding options; (2) issued common stock in lieu of cash as compensation for employment, development, and other professional services; and (3) raised $3.87 million in working capital through the private offering of our securities. We do not anticipate needing any additional working capital through the balance of the 2006 fiscal year to implement our operating plan.

Impact of Inflation

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company=s management, including the Company=s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company=s disclosure controls and procedures as of the end of the period covered by this Report. The Company=s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC=s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company=s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company=s periodic SEC filings. There was no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company=s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Effective October 20, 2005, we entered into a settlement and release agreement with the defendants in case number A505333, 8th Judicial District Court for the State of Nevada, Amerityre Corporation vs. Prototype Engineering, Inc., an Ohio corporation (APrototype@), and Frederick F. Vannan, Jr. (AVannan@).

In November 2005, Continental Automotive Licensing Corp. (“Petitioner”) filed a Petition for Cancellation #92045199 (“Petition”) in the United States Patent and Trademark Office (the “Trademark Office”) against Richard A. Steinke, our Chairman, President and Chief Executive Officer.  Petitioner alleges that it is being, has been, and will be damaged by the continued existence of the Amerityre® trademark and has asked the Trademark Office to cancel the registration.  This registered trademark (Registration No. 2,401,989) was issued November 7, 2000 by the Trademark Office to Mr. Steinke and assigned by him to us in June 2001.  We believe that the Petition is without merit and we expect to vigorously defend our use of the trademark.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective July 1, 2005, our Board of Directors authorized the issuance of 30,300 shares of restricted common stock to Richard A. Steinke, the Company=s President and Chief Executive Officer as part of his employment compensation for the period beginning July 1, 2005 and ending June 30, 2006. The value of the shares was $200,000, based on the closing price of $6.60 per share.

On November 8, 2005, we issued 7,000 shares of our restricted common stock to CCG Investor Relations as payment for investor relations and media relation services. The value of the shares was $31,850, based on the closing price of $4.55 per share.

On December 28, 2005, we issued 1,852 shares of our restricted common stock to Steve M. Hanni, as partial compensation for his services as Chairman of our audit committee. The value of the shares was $10,000, based on the closing price of $5.40 per share.

On December 28, 2005, we issued an aggregate of 11,112 shares (1,852 shares each) of our restricted common stock to our six (6) non-employee directors as annual compensation for their services as members of our board of directors for the period commencing December 1, 2005 through November 30, 2006. The aggregate value of the shares was $60,000, based on the closing price of $5.40 per share.

On January 15, 2006, 10,000 shares of our restricted common stock vested to Gary N. Benninger, our Chief Operating Officer, pursuant to the terms of his employment agreement with the Company. The value of the shares was $53,600, based on the closing price of the shares on October 16, 2005, the date of grant.

Effective February 1, 2006 (the “Closing Date”), we completed a private placement for $3,870,000 in offering proceeds. The Company sold 107,500 Units of the Company’s securities at a purchase price of $36.00 per Unit. Each Unit consists of eight (8) shares of the Company's Common Stock, a Class A Warrant (the “Class A Warrant”) for the purchase of one share of Common Stock at an exercise price of $5.00 exercisable for a 3 year period and a Class B Warrant (the “Class B Warrant”) for the purchase of one share of Common Stock at an exercise price of $5.50 exercisable for a 5 year period.  The Warrants may also be exercised through a cashless exercise based on the difference between the market price on the date of exercise and the exercise price.  The exercise prices of the Class A Warrants and Class B Warrants are subject to adjustment in certain events, including, without limitation, upon the Company’s consolidation, merger or sale of all or substantially all of its assets, a reclassification of the Company’s Common Stock, or any stock splits or combinations with respect to the Common Stock.

Purchasers of the Units have been granted registration rights in connection with the private placement.  The Company shall use its best efforts to file a registration statement with the Commission within 45 days after the Closing Date and cause the registration statement to be declared effective by the SEC within 120 days after the Closing Date (if there are no comments from the SEC) or 180 days (if comments are received from the SEC) (the "Effective Date") in order to register the shares of Common Stock underlying the Units sold in the offering (the “Registrable Securities”) for resale and distribution by the investors (the "Registration Statement").  The Company will register approximately 1,075,000 shares of Common Stock which represents the total number of shares of Common Stock plus the shares of Common Stock issuable upon exercise of the Class A and Class B Warrants.  The Registrable Securities shall be reserved and set aside exclusively for the benefit of each investor.

The Class A and Class B Warrants are subject to redemption by the Company.  The Company has the right to redeem either the Class A or Class B Warrants beginning ninety (90) days from the Effective Date of the Registration Statement, if at any time following the Effective Date, the average closing bid price for the Common Stock in the over-the-counter market is at least $5.50 per share (with respect to the Class A Warrants) or $6.05 per share (with respect to the Class B Warrants),  for the 20 consecutive trading day period ending not more than 15 days prior to notice of redemption of the Class A and Class B Warrants. The Company’s right to redeem the Class A and Class B Warrants requires the Company to give the holders written notice of redemption of not less than 30 days, and is subject to the right of the holders of the Class A and Class B Warrants to exercise the same in accordance with the terms hereof during the redemption period.  The redemption price for each Class A and Class B Warrant is $0.10 per share.

All of our securities issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder. With respect to the sale of the Units described above, the Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder since, among other things, (1) the transaction did not involve a public offering, (2) the investors were accredited investors and/or qualified institutional buyers, (3) the investors had access to information about the Company and their investment, (4) the investors took the securities for investment and not resale, (5) the Company took appropriate measures to restrict the transfer of the securities, and (6) no commissions were paid in connection with the placement and/or sale of the securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of the shareholders (the AAnnual Meeting@) was held in the Sunset Room at the Sunset Station Hotel and Casino, 1301 West Sunset Road, Henderson, Nevada 89014, on Thursday, December 1, 2005, at 10:00 am, Pacific Time.  At the meeting we:

1.

Elected seven directors to serve until the expiration of their respective terms and until their respective successors are elected and qualified;

2.

Ratified the selection of HJ & Associates, LLC as our independent auditor for our fiscal year ending June 30, 2006; and

3.

Ratified the 2005 Stock Option and Award Plan.

Voting results on the above matters were as follows:

1. Directors	For	Against	Withheld
Richard A. Steinke	16,806,208	70,700	315,825
Henry D. Moyle	16,778,588	100,030	315,815
Louis M. Haynie	16,756,654	99,030	315,815
Wesley G. Sprunk	16,779,034	36,530	315,825
Norman H. Tregenza	17,114,858	2,150	23,575
Steve M. Hanni	16,760,654	75,084	315,825
Kenneth C. Johnsen	16,901,431	74,204	52,005

2. Ratify HJ & Associates, LLC	17,049,090	71,756	30,717

3. Ratify 2005 Stock Option and Award Plan	15,984,842	851,641	315,080

A total of 17,151,563 shares were represented at the meeting in person or by proxy, or approximately 86% of the total 20,005,516 shares eligible to vote.

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

Dated: February 9, 2006

AMERITYRE CORPORATION

/S/RICHARD A. STEINKE

Richard A. Steinke

President and Chief Executive Officer

/S/ANDERS A. SUAREZ

Anders A. Suarez

Chief Financial Officer and

Principal Accounting Officer