Form 10-Q/A
period 2005-09-30
AMERITYRE CORP
filed 2006-04-24
CIK 945828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

AMENDMENT NO. 1

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  000-50053

AMERITYRE CORPORATION

(Exact name of small business issuer as specified in its charter)

NEVADA	87-0535207
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1501 INDUSTRIAL ROAD, BOULDER CITY, NEVADA	89005
(Address of principal executive offices)	(Zip Code)

(702) 294-2689

(Issuer’s telephone number)

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

The Company has restated the financial statements contained in this report to give effect to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) for the fiscal quarter ended September 30, 2005.  See notes 2 and 3 of the financial statements.

AMERITYRE CORPORATION

BALANCE SHEETS

ASSETS

	September 30,2005 Restated	June 30, 2005
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 2,640,052	$ 2,122,320
Accounts receivable – net	128,278	168,838
Inventory	615,111	646,798
Prepaid expenses	94,714	62,489
Special project in progress	-	752
Deferred stock offering expenses	83,278	80,151
Deposit on equipment	97,884	-

Total Current Assets	3,659,317	3,081,348

PROPERTY AND EQUIPMENT
Leasehold improvements	120,767	120,767
Molds and models	353,591	343,031
Equipment	2,280,888	2,280,888
Furniture and fixtures	73,652	70,678
Software	189,337	184,901
Less - accumulated depreciation	(1,941,882)	(1,858,950)

Total Property and Equipment	1,076,353	1,141,315

OTHER ASSETS
Patents and trademarks – net	380,753	368,011
Deposits	36,000	36,000

Total Other Assets	416,753	404,011

TOTAL ASSETS	$ 5,152,423	$ 4,626,674

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2005 Restated	June 30, 2005
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$ 90,406	$ 49,904
Accrued expenses	126,660	27,424
Deferred revenue - special projects	-	7,500

Total Current Liabilities	217,066	84,828

Total Liabilities	217,066	84,828

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 shares authorized of $0.001 par value, 20,005,516 and 19,505,216 shares issued and outstanding, respectively	20,005	19,505
Additional paid-in capital	43,740,440	41,986,176
Expenses prepaid with common stock	(150,000)	-
Deferred stock offering costs	(1,000,000)	(1,000,000)
Retained deficit	(37,675,088)	(36,463,835)

Total Stockholders' Equity	4,935,357	4,541,846

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,152,423	$ 4,626,674

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,
	2005 Restated	2004

NET SALES	$ 435,969	$ 339,772

COST OF SALES	354,343	246,787

GROSS PROFIT	81,626	92,985

EXPENSES
Advisory group expense	-	6,134,000
Payroll and payroll taxes	490,347	417,562
Depreciation and amortization	89,256	92,346
Research & development	236,382	298,367
Bad debt expense	-	582
Selling, general and administrative	495,250	320,175

Total Expenses	1,311,235	7,263,032

LOSS FROM OPERATIONS	(1,229,609)	(7,170,047)

OTHER INCOME
Interest income	17,304	7,927
Other income	1,052	5,844

Total Other Income	18,356	13,771

NET LOSS	$ (1,211,253)	$ (7,156,276)

BASIC AND FULLY DILUTED LOSS PER SHARE	$ (0.06)	$ (0.38)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,715,806	18,662,788

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2005 Restated	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,211,253)	$ (7,156,276)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	89,256	92,346
Stock-based compensation expense related to employee options	144,764	-
Amortization of expenses prepaid with common stock	50,000	312,760
Options issued for advisory group service	-	6,134,000
Changes in assets and liabilities:
Decrease in accounts receivable	40,560	9,154
(Increase) decrease in prepaid expenses	(32,225)	53,461
(Increase) in other current assets	(100,260)	-
(Increase) decrease in inventory	31,687	(61,863)
Increase in accounts payable and accrued expenses	132,239	19,300

Net Cash (Used) by Operating Activities	(855,232)	(597,118)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(19,067)	(33,597)
Purchase of equipment	(17,969)	(25,815)

Net Cash (Used) by Investing Activities	(37,036)	(59,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	1,410,000	812,000

Net Cash Provided by Financing Activities	1,410,000	812,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	517,732	155,470

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,122,320	1,591,289

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,640,052	$ 1,746,759

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Cash Flows (Continued)

(Unaudited)

For the Three Months Ended September 30,
	2005 Restated	2004

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest	$ -	$ -
Income taxes	$ -	$ -

NON-CASH OPERATING ACTIVITIES
Stock-based compensation expense related to employee options	$ 144,764	$ -

NON-CASH FINANCING ACTIVITIES
Common stock issued for prepaid compensation	$ 200,000	$ 598,000
Options issued for advisory group service	$ -	$ 6,134,000

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2005 (Restated) and June 30, 2005

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

NOTE 2 – RESTATEMENT

Although the Company disclosed in its Form 10-KSB for the year ended June 30, 2005, that it was adopting Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment,” (“SFAS 123(R)”) for the first quarter of 2006, the Company incorrectly determined that SFAS was not applicable to its financial statement presentation until January 1, 2006, instead of July 1, 2005 (the first day of the Company’s fiscal year 2006).  The Company has restated its financial statements to correctly reflect the adoption of  SFAS 123(R) as of July 1, 2005. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock based awards made to employees and directors based on estimated fair value.

During the period ended September 30, 2005, the Company issued options to acquire an aggregate of 625,000 shares of its common stock to certain employees in connection with their employment (the “Employment Options”). The Employment Options vest annually over a period of one to three years based on the employees continued employment by the Company. The exercise price for the Employment Options is $6.60 per share. The 625,000 options issued to the employees were issued at or above the market price of the Company’s common stock on the date of grant.  However, the compensation cost for the issuance of the options has been determined based on fair market value at the grant dates consistent with the method of SFAS 123R.  The effect of the restatement includes an increase of $144,764 in selling, general and administrative costs, thereby increasing net loss for the period to $1,211,253, or a loss of $0.06 per share, as indicated below:

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2005 (Restated) and June 30, 2005

NOTE 2 – RESTATEMENT, Continued

STOCKHOLDERS' EQUITY	As Reported at September 30, 2005	Restatement Adjustment	As Restated
Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-		-
Common stock: 40,000,000 shares authorized of $0.001 par value, 20,005,516 and 19,505,216 shares issued and outstanding, respectively	20,005		20,005
Additional paid-in capital	43,595,676	144,764	43,740,440
Expenses prepaid with common stock	(150,000)		(150,000)
Deferred stock offering costs	(1,000,000)		(1,000,000)
Retained deficit	(37,530,324)	(144,764)	(37,675,088)
Total Stockholders' Equity	4,935,357		4,935,357
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,152,423		$ 5,152,423

	As Reported for the three month period ended September 30, 2005	Restatement Adjustment	As Restated
Net Sales	$ 435,969	$ -	$ 435,969
Cost of Sales	354,343	-	354,343
Gross Profit	81,626	-	81,626
Expenses
Payroll & Payroll Taxes	490,347	-	490,347
Depreciation & Amortization	89,256	-	89,256
Research & Development	236,382	-	236,382
Selling General & Administrative	350,486	144,764	495,250
Total Expenses	1,166,471	144,764	1,311,235
Loss From Operations	(1,084,845)	(144,764)	(1,229,609)
Other Income
Interest Income	17,304	-	17,304
Other Income	1,052	-	1,052
Total Other Income	18,356	-	18,356
Net Loss	$ (1,066,489)	$ (144,764)	$ (1,211,253)
Basic and Fully Diluted Loss Per Share	$ (0.05)	$ (0.01)	$ (0.06)
Weighted Average Number of Shares Outstanding	19,715,806	-	19,715,806

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2005 (Restated) and June 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based-Compensation Expense

On July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options  and stock purchases related to the Company’s employee stock option and award plans based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees” (“APB25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three month period ended September 30, 2005 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three month period ended September 30, 2005 was $144,764 and related to employee stock options issued during the period. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three month period ended September 30, 2004.  See Note 5 for additional information.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Statement of Operations, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2005, the Company had no unvested share-based payment awards for which compensation expense should be recognized during the three month period ended September 30, 2005. Stock-based compensation expense recognized in the Company’s Statement of Operations for the three month period ended September 30, 2005 only includes compensation expense for share-based payment awards granted, but not yet vested after July 1, 2005, and is based on the grant date fair value estimated in accordance with SFAS 123(R). Stock-based compensation expense recognized in the Company’s Statement of Operation for the three month period ended September 30, 2005 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2005 (Restated) and June 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Basic and Fully Diluted Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

Three Months Ended
	September 30, 2005	September 30, 2004
Loss (numerator)	$ (1,211,253)	$ (7,156,276)
Shares (denominator)	19,715,779	18,662,788
Per share amount	$ (0.06)	$ (0.38)

The Company’s outstanding stock options have been excluded from the basic net loss per share calculation. The Company excluded 4,100,000 and 4,709,000 common stock equivalents for the periods ended September 30, 2005 and 2004, respectively, because they are antidilutive.

NOTE 4 - GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have historically incurred significant losses which have resulted in a total accumulated deficit of $37,675,088 at September 30, 2005 which raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2005 (Restated) and June 30, 2005

NOTE 5 - STOCK OPTIONS

General Option Information

During the period ended September 30, 2005, we issued options to acquire an aggregate of 625,000 shares of our common stock to certain employees in connection with their employment (the “Employment Options”). The Employment Options vest annually over a period of one to three years based on the employees continued employment by the Company. The exercise price for the Employment Options is $6.60 per share.  The Company use the Black-Scholes model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. As the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero. We estimated the fair value of the stock above options at the grant based on the following assumptions:

For the period ended September 30, 2005
Risk free interest rate	4.13%
Expected life	3 years
Expected volatility	57.693%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding stock options as of September 30, 2005 and June 30, 2005 and changes during the periods then ended is presented below:

	September 30, 2005		June 30, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	3,945,000	$ 6.31	1,922,000	$ 3.66
Granted	625,000	6.60	3,185,000	6.97
Expired/Cancelled	-	-	(195,252)	(0.18)
Exercised	(470,000)	(3.00)	(966,748)	(4.14)

Outstanding end of period	4,100,000	$ 6.74	3,945,000	$ 6.31

Exercisable	475,000	$ 5.26	945,000	$ 4.14

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2005 (Restated) and June 30, 2005

NOTE 5 - STOCK OPTIONS, Continued

The following table summarizes the range of outstanding and exercisable options as of September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ 3.80	30,000	1.00	$0.05	30,000	$0.33
4.00	200,000	1.69	0.33	200,000	2.21
6.40	185,000	3.34	0.30	185,000	2.05
6.60	625,000	6.71	1.03	-	-
6.70	60,000	0.25	0.10	60,000	0.66
7.00	3,000,000	3.96	4.93	-	-
	4,100,000	4.16	$6.74	475,000	$5.26

As of September 30, 2005, unrecognized stock based compensation related to stock options was approximately $1,592,400. This cost is expected to be expensed over a weighted average period of 2.6 years.

NOTE 6 - STOCK ISSUANCES

Effective July 1, 2005, our Board of Directors authorized the issuance of 30,300 shares of restricted common stock to Richard A. Steinke, the Company’s President and Chief Executive Officer as part of his employment compensation for the period beginning July 1, 2005 and ending June 30, 2006. The value of the shares was $200,000, based on the closing price of $6.60 per share.

During the three months ended September 30, 2005 we also issued 470,000 shares of our common stock for cash totaling $1,410,000, in connection with the exercise of 470,000 outstanding stock options at $3.00 per share.

NOTE 7 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists of chemicals, finished goods produced in the Company’s plant and products purchased for resale.

	September 30, 2005	June 30, 2005
(Unaudited)

Raw Materials	$ 160,546	$ 122,834
Work in Progress	-	-
Finished Goods	454,565	523,964

Total Inventory	$ 615,111	$ 646,798

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2005 (Restated) and June 30, 2005

NOTE 8 - SUBSEQUENT EVENTS

1. Employment of Chief Operating Officer

Effective October 16, 2005, the Company hired Gary N. Benninger as our Chief Operating Officer. Dr. Benninger’s employment contract with the Company is for an initial term of one year beginning October 16, 2005, at an annual salary of $250,000, renewable by mutual agreement.  The contract also includes provisions for the payment of a bonus share award of 10,000 shares of the Company’s common stock vesting January 15, 2006, and a grant of options for the purchase of 150,000 shares of the Company’s common stock, subject to annual vesting provisions (50,000 options on June 30th 2006-2008). The bonus share award and the options are being issued under the terms of the Company’s 2005 Stock Option and Award Plan. Both the bonus share award and the vesting of the options are subject to continuing employment with the Company.

2. Settlement of Legal Proceeding

Effective October 20, 2005, we entered into a settlement and release agreement with the defendant in case number A505333, 8th Judicial District Court for the State of Nevada, Amerityre Corporation vs. Prototype Engineering, Inc., an Ohio corporation (“Prototype”), and Frederick F. Vannan, Jr. (“Vannan ”).  The Company paid $100,000 to Prototype and agreed that the settlement resolved the lawsuit. The settlement is in no way an admission of fault, guilt, liability, or wrongdoing on the part of either party, and any possible fault, guilt, liability, or wrongdoing by either party was expressly denied. Each of the parties agreed, on its own behalf and on behalf of its officers, directors, agents and employees not to disparage or demean the business, the reputation, the good faith, character, ability or products of the other party. The Company recognized the settlement expense during the three month period ended September 30, 2005, which is included in the selling, general and administrative expenses for that period.

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

This Report may contain “forward-looking” statements within the meaning of Section 17A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "believes," "budget," "target," "goal," “anticipate," “expect," "plan," "outlook," "objective," “may," “project," “intend," "estimate," or similar expressions. These statement are only predictions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.

The Company has restated the financial statements contained in this report to give effect to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) for the fiscal quarter ended September 30, 2005.  See notes 2 and 3 of the financial statements for additional information. Management’s discussion and analysis of financial condition and results of operations below reflects the restatement.

General

We were incorporated as a Nevada corporation on January 30, 1995 under the name American Tire Corporation and changed our name to Amerityre Corporation in December 1999. We own certain proprietary and nonproprietary technology to  manufacture tires from polyurethane foam and polyurethane elastomer.

Polyurethane Foam Tire Technology

We currently produce “Flatfree[TM]” polyurethane foam tires for bicycles, wheelchairs, lawn and garden products, and outdoor power equipment products (the “Products”).

Polyurethane Elastomer Passenger Car Tire Technology

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

Non-pneumatic Temporary/Spare Tire Technology

We also are developing a temporary/spare tire out of polyurethane elastomer. Our initial project, a ‘zero’ pressure non-pneumatic temporary/spare tire, was developed for prospective use as a temporary/spare tire for passenger vehicles. These tires do not contain air and do not require inflation. In April 2005, we announced that prototype non-pneumatic temporary/spare tire had passed FMVSS 129 testing. FMVSS 129, is the applicable safety standard for new, non-pneumatic tires that must be met before the tires can be offered commercially. We believe that this is a major breakthrough in tire technology because, to the best of our knowledge, no other company has developed a non-pneumatic tire that has successfully met FMVSS 129 standard.

We have initiated discussions with automobile manufacturers about making these tires available to their customers as an original equipment temporary/spare tire. In addition, we are continue testing prototype designs of the non-pneumatic temporary/spare tire for other vehicles/applications.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, deferred compensation and contingencies. We base our estimates on historical performance and on various other assumptions that are believed to be reasonable under the circumstances. The results of which for the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

Revenue Recognition

Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Product is shipped FOB origination.

Patents and Trademarks

Patent and trademark costs have been capitalized at June 30, 2005 totaling $407,642. The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not being amortized. Amortization will begin once the patents have been issued. Amortization expense for the years ended June 30, 2005 and June 30, 2004 was $30,847 and $1,309, respectively. The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of SFAS 142, "Goodwill and Other Intangible Assets." We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable. We consider the following indicators, among others, when determining whether or not our patents are impaired: 1) any changes in the market relating to the patents that would decrease the life of the asset; 2) any adverse change in the extent or manner in which the patents are being used; 3) any significant adverse change in legal factors relating to the use of the patents; 4) current-period operating or cash flow loss combined with our history of operating or cash flow losses; 5) future cash flow values based on the expectation of commercialization through licensing; and 6) current expectations that, more likely than not, the patents will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market. The inventory consists of chemicals, finished goods produced in the Company’s plant and products purchased for resale.

Equity Securities

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.

Stock Options

On July 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options  and stock purchases related to the Company’s employee stock option and award plans based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees” (“APB25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year 2006. Our financial statements as of and for the three month period ended September 30, 2005 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three month period ended September 30, 2005 was $144,764 and related to employee stock options issued during the period. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three month period ended September 30, 2004.  See Note 5 to the financial statements for additional information.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Statement of Operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2005, we had no unvested share-based payment awards for which compensation expense should be recognized during the three month period ended September 30, 2005. Stock-based compensation expense recognized in our Statement of Operations for the three month period ended September 30, 2005 only includes compensation expense for share-based payment awards granted, but not yet vested after July 1, 2005, and is based on the grant date fair value estimated in accordance with SFAS 123(R). Stock-based compensation expense recognized in our Statement of Operation for the three month period ended September 30, 2005 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.

Valuation of Options and Warrants

The valuation of options and warrants granted to unrelated parties for services are measured as of the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached, or (2) the date the counterparty’s performance is complete. Pursuant to the requirements of EITF 96-18, the options and warrants will continue to be revalued in situations where they are granted prior to the completion of the performance.

Three Month Period Ended September 30, 2005 compared to the Three Month Period Ended September 30, 2004

Net Sales

For the three month period ended September 30, 2005 we had net sales of $435,969, an 28% increase over net sales of $339,772, for the same period last year. This increase was due primarily to further expansion of our Products sales among retail chain customers.

Cost of Sales

Our cost of sales consists primarily of expense related to the cost of  raw material, components, and production of our Products. It includes salaries, benefits expenses, maintenance, facilities and other operating costs association with the production our Products. Our cost of sales for the three month period ended September 30, 2005 was $354,343, or 81% of sales as compared to $246,787, or 73% of sales for the same period last year, resulting in a gross margin of $81,626, or 19% as compared to a gross margin of $92,985 or 27% for the respective periods. The reduction in our gross margin for the period as compared to the prior year period is a result of a increase in our cost of sales attributed to the revaluation of our standard costs (after taking into account increases in chemical and wheel component costs ). To offset the increases in manufacturing costs, we are evaluating the need to adjust the selling prices for our Products in an attempt to improve our gross margin.

Selling, General and Administrative

For three month period ended September 30, 2005, total operating expenses were $1,311,235, consisting of payroll and payroll taxes of $490,347, depreciation and amortization of $89,256, research and development costs of $236,382, and selling, general and administrative expenses of $495,250.

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

We experienced a net loss of $ 1,211,253 for the three month period ended September 30, 2005, compared to a net loss of $7,156,276 for the same period in 2004. The basic loss per share for the current period was $0.06 compared to a basic loss per share of $0.38 for prior year period, based on the weighted average number of shares outstanding of 19,715,806 and 18,662,788 for the respective periods.

Net loss for the three month period ended September 30, 2005, included  $100,000 expense associated with the settlement of outstanding litigation and stock-based compensation expense under SFAS 123(R) of $144,764 related to employee stock options granted during the period. There was no stock-based compensation expense related to employee stock options under SFAS 123(R) during the three month period ended September 30, 2004 because we did not adopt the recognition provisions of SFAS 123 with respect to employee stock options granted during that period.

With the adoption of SFAS 123(R), we will continue to use the Black-Scholes option-pricing model (“Black-Scholes model”), which was previously used by us in the pro forma information required under SFAS 123. For additional information see note 5 of our financial statements. Our determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affected the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of fair value of the employee stock options. Although fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, the value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Liquidity and Capital Resources

During the three month periods ended September 30, 2005 and 2004, we financed our operations through collecting accounts receivable and issuing common stock for cash paid in connection with the exercise of outstanding stock options and prepayment of certain salaries.

At September 30, 2005, we had current assets of $3,659,317 and current liabilities of $217,066, for a working capital surplus of $3,442,251, an increase of $445,731 over the working capital surplus of $2,996,520 we had at September 30, 2004. We had cash and cash equivalents of $2,640,052 and net accounts receivable of $128,278 at September 30, 2005 compared to cash and cash equivalents of $2,122,320 and net accounts receivable of $168,838 at September 30, 2004. Our increase in cash and equivalents at September 30, 2005, is attributable to the exercise of $1,410,000 of outstanding options during the period.

Net cash used by our operating activities for the three month period ended September 2005 was $855,232, compared to $597,118 for the same period in 2004 .. The increase in cash used by operating activities for the three month period ended September 30, 2005 can be attributed to a deposit on the purchase of new production equipment and the prepayment of operating expenses, including health insurance and property taxes. Our operations for the three month period ended September 30, 2005 were funded primarily by cash and cash equivalents, accounts receivables, and the issuance of common stock for services and salaries. Our operations for the three month period ended September 30, 2004 were funded primarily the same way.

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

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have historically incurred significant losses which have resulted in a total retained deficit of $37,675,088 at September 30, 2005 which raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  As a result of the restatement outlined below, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

Although the Company disclosed in its Form 10-KSB for the year ended June 30, 2005, that it was adopting Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment,” (“SFAS 123(R)”) for the first quarter of 2006, the Company incorrectly determined that SFAS 123(R) was not applicable to its financial statement presentation until January 1, 2006, instead of July 1, 2005 (the first day of the Company’s fiscal year 2006).  The Company was made aware of the error in April 2006 through a review by the Securities and Exchange Commission of its registration statement on Form S-1, filed in March 2006 (file no. 333-132305).  SFAS 123(R) requires the measurement and recognition of compensation expense for all stock based awards made to employees and directors based on estimated fair value.  Accordingly, the Company is filing this amended Form 10-Q to correct the accounting treatment for options issued during the quarter ended September 30, 2005.

The Company has adopted changes to its internal controls and procedures in order to prevent future misstatements of a similar nature.  These changes have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting. Specifically, the Company has now adopted a formal procedure to insure that new accounting standards are reviewed and applied correctly.  Under this procedure, the CFO will monitor the release of new accounting standards.  Once the CFO becomes aware of a new accounting standard, he will present the new standard to the Executive Vice-president and the Chairman of the Audit Committee and schedule a meeting with them to discuss the application of the new standard to the Company.  Thereafter, once a determination concerning the application of a new standard has been made, the Company will present its determination to its auditor for review and comment.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Effective October 20, 2005, we entered into a settlement and release agreement with the defendants in case number A505333, 8th Judicial District Court for the State of Nevada, Amerityre Corporation vs. Prototype Engineering, Inc., an Ohio corporation (“Prototype”), and Frederick F. Vannan, Jr. (“Vannan”).   The Company paid $100,000 to Prototype and agreed that the settlement resolved the lawsuit. The settlement is in no way an admission of fault, guilt, liability, or wrongdoing on the part of either party, and any possible fault, guilt, liability, or wrongdoing by either party was expressly denied. Each of the parties agreed, on its own behalf and on behalf of its officers, directors, agents and employees not to disparage or demean the business, the reputation, the good faith, character, ability or products of the other party. The Company recognized the settlement expense during the three month period ended September 30, 2005, which is included in the selling, general and administrative expenses for that period.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective July 1, 2005, our Board of Directors authorized the issuance of 30,300 shares of restricted common stock to Richard A. Steinke, the Company’s President and Chief Executive Officer as part of his employment compensation for the period beginning July 1, 2005 and ending June 30, 2006. The value of the shares was $200,000, based on the closing price of $6.60 per share.

All of our securities issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

Notice of Annual Meeting

Our annual meeting of the shareholders (the “Annual Meeting”) will be held in the Sunset Room at the Sunset Station Hotel and Casino, 1301 West Sunset Road, Henderson, Nevada 89014, on Thursday, December 1, 2005, at 10:00 am, Pacific Time, to:

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

AMERITYRE CORPORATION

Dated: April 24, 2006	/S/RICHARD A. STEINKE
Richard A. Steinke
President and Chief Executive Officer

Dated: April 24, 2006	/S/ANDERS A. SUAREZ
Anders A. Suarez
Chief Financial Officer and Principal Accounting Officer