Form 10-Q/A
period 2005-12-31
AMERITYRE CORP
filed 2006-04-24
CIK 945828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

AMENDMENT NO. 1

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

The Company has restated the financial statements contained in this report to give effect to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) as of July 1, 2005.  See notes 2 and 3 of the financial statements.

AMERITYRE CORPORATION
Balance Sheets

	December 31, 2005	June 30, 2005
	Restated (Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ 2,577,694	$ 2,122,320
Accounts receivable – net	75,617	168,838
Inventory	567,387	646,798
Prepaid expenses and other current assets	106,151	62,489
Special projects in progress	-	752
Deferred stock offering expenses	83,278	80,151
Deposit on equipment	294,254	-

Total Current Assets	3,704,381	3,081,348

PROPERTY AND EQUIPMENT

Leasehold improvements	120,767	120,767
Molds and models	353,591	343,031
Equipment	2,324,730	2,280,888
Furniture and fixtures	73,652	70,678
Software	280,337	184,901
Less - Accumulated depreciation	(2,027,326)	(1,858,950)

Total Property and Equipment	1,125,751	1,141,315

OTHER ASSETS

Patents and trademarks – net	398,830	368,011
Deposits	36,000	36,000

Total Other Assets	434,830	404,011

TOTAL ASSETS	$ 5,264,962	$ 4,626,674

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	December 31, 2005	June 30, 2005
	Restated (Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 246,372	$ 49,904
Accrued expenses	32,559	27,424
Stock subscription deposits	836,820	-
Deferred revenue - special projects	100,000	7,500

Total Current Liabilities	1,215,751	84,828

TOTAL LIABILITIES	1,215,751	84,828

STOCKHOLDERS' EQUITY

Preferred stock: 5,000,000 shares authorized
of $0.001 par value, -0- shares issued and
Outstanding	-	-
Common Stock: 40,000,000 shares authorized of
$0.001 par value, 20,065,480 and 19,505,216
shares issued and outstanding, respectively	20,065	19,505
Additional paid-in capital	44,200,866	41,986,176
Expenses prepaid with common stock	(100,000)	-
Deferred stock offering cost	(1,000,000)	(1,000,000)
Deferred consulting and directors compensation	(64,167)	-
Retained deficit	(39,007,553)	(36,463,835)

Total Stockholders' Equity	4,049,211	4,541,846

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,264,962	$ 4,626,674

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	Restated		Restated

NET SALES	$ 302,255	$ 303,801	$ 738,224	$ 643,573

COST OF SALES	258,439	215,891	612,781	462,678

GROSS PROFIT	43,816	87,910	125,443	180,895

EXPENSES
Consulting	99,498	-	99,498	-
Advisory group expense	-	-	-	6,134,000
Payroll and payroll taxes	519,060	428,908	1,009,407	846,470
Depreciation and amortization	91,873	102,607	181,129	194,953
Research & development	151,825	110,798	388,208	409,166
Bad debt expense	211	191	211	773
Selling, general & administrative	521,472	310,620	1,016,722	630,795

Total Expenses	1,383,939	953,124	2,695,175	8,216,157

LOSS FROM OPERATIONS	(1,340,123)	(865,214)	(2,569,732)	(8,035,262)

OTHER INCOME
Interest income	7,649	5,702	24,953	13,628
Other income	9	1,705	1,061	7,548

Total Other Income	7,658	7,407	26,014	21,176

NET LOSS	$ (1,332,465)	$ (857,807)	$ (2,543,718)	$ (8,014,086)

BASIC AND FULLY DILUTED LOSS PER SHARE	$ (0.07)	$ (0.05)	$ (0.13)	$ (0.43)

WEIGHTED AVG NUMBER OF SHARES	20,038,287	18,731,168	19,877,047	18,696,978

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)
	Six Months Ended	Six Months Ended
	December 31, 2005 Restated	December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (2,543,718)	$ (8,014,086)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation & amortization expense	181,129	194,953
Stock-based compensation expense related to employee options	317,900	-
Common stock issued for services rendered	126,350	-
Amortization of expense prepaid with common stock	105,834	472,053
Options issued for advisory group services	-	6,134,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	93,221	89,184
Increase in prepaid expenses	(43,662)	(35,895)
Increase in other assets	(296,629)	(600)
Decrease (increase) in inventory	79,411	(87,087)
Increase in accounts payable and accrued expenses	294,103	35,739

Net Cash Used by Operating Activities	(1,686,061)	(1,211,739)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(43,572)	(60,897)
Purchase of property and equipment	(61,813)	(32,712)

Net Cash Used by Investing Activities	(105,385)	(93,609)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscription	836,820	-
Proceeds from issuance of common stock	1,410,000	880,000

Net Cash Provided by Financing Activities	2,246,820	880,000

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	455,374	(425,348)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,122,320	1,591,289

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,577,694	$ 1,165,941

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows (Continued)
(Unaudited)
	Six Months Ended	Six Months Ended
	December 31, 2005 Restated	December 31, 2004

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH OPERATING ACTIVITIES
Common stock issued for services rendered	$ 126,350	$ -
Common stock issued for prepaid services	$ 270,000	$ 598,000
Stock-based compensation expense related to employee options	$ 317,900	$ -

NON-CASH INVESTING/ FINANCING ACTIVITIES
Common stock issued for property & equipment	$ 91,000	$ -
Options issued for advisory group service receivable	$ -	$ 6,134,000

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2005 (Restated) and June 30, 2005

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

During the three and six month periods ended December 31, 2005, we issued options to acquire an aggregate of 625,000 shares and 150,000  shares of our common stock , respectively, to certain employees in connection with their employment (the “Employment Options”). The Employment Options vest annually over a period of one to three years based on the employees continued employment by the Company. The exercise prices for the Employment Options are $6.60 and $5.36 per share, respectively. The options issued to the employees were issued at or above the market price of our common stock on the date of grant. However, the compensation cost for the issuance of the options has been determined based on fair market value at the grant dates consistent with the method of SFAS 123(R). The effect of the restatement includes an increase of $173,136 and $317,900 in selling, general and administrative costs for the three and six month periods ending December 31, 2005, respectively , thereby increasing net loss for the respectively periods to $1,332,465 and $2,543,718, or a loss of $0.07 and $0.13 per share, as indicated below:

STOCKHOLDERS' EQUITY	As Reported at December 31, 2005	Restatement Adjustment	As Restated
Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-		-
Common stock: 40,000,000 shares authorized of $0.001 par value, 20,065,480 shares issued and outstanding	20,065		20,065
Additional paid-in capital	43,882,966	317,900	44,200,866
Expenses prepaid with common stock	(100,000)		(100,000)
Deferred stock offering costs	(1,000,000)		(1,000,000)
Deferred consulting and directors’ compensation	(64,167)		(64,167)
Retained deficit	(38,689,653)	(317,900)	(39,007,553)
Total Stockholders' Equity	4,049,211		4,049,211
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,264,962		$ 5,264,962

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2005 (Restated) and June 30, 2005

NOTE 2 – RESTATEMENT, Continued

	As Reported for the three month period ended December 31, 2005	Restatement Adjustment	As Restated	As Reported For the six month period ended December 31, 2005	Restatement Adjustment	As Restated

Net Sales	$ 302,255	$ -	$ 302,255	$ 738,224	$ -	$ 738,224
Cost of Sales	258,439	-	258,439	612,781	-	612,781
Gross Profit	43,816	-	43,816	125,443	-	125,443
Expenses
Consulting	99,498	-	99,498	99,498	-	99,498
Advisory Group Expense	-	-	-	-	-	-
Payroll & Payroll Taxes	519,060	-	519,060	1,009,407	-	1,009,407
Depreciation & Amortization	91,873	-	91,873	181,129	-	181,129
Research & Development	151,825	-	151,825	388,208	-	388,208
Bad Debt Expense	211	-	211	211	-	211
Selling General & Administrative	348,336	173,136	521,472	698,822	317,900	1,016,722
Total Expenses	1,210,803	173,136	1,383,939	2,377,275	317,900	2,695,175
Loss From Operations	(1,166,987)	(173,136)	(1,340,123)	(2,251,832)	(317,900)	(2,569,732)
Other Income
Interest Income	7,649	-	7,649	24,953	-	24,953
Other Income	9	-	9	1,061	-	1,061
Total Other Income	7,658	-	7,658	26,014	-	26,014
Net Loss	$ (1,159,329)	$ (173,136)	$ (1,332,465)	$(2,225,818)	$(317,900)	$(2,543,718)
Basic and Fully Diluted Loss Per Share	$ (0.06)	$ (0.01)	$ (0.07)	$ (0.11)	$ (0.02)	$ (0.13)
Weighted Average Number Shares Outstanding	20,038,287	-	20,038,287	19,877,047	-	19,877,047

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2005 (Restated) and June 30, 2005

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three month and six month periods ended December 31, 2005 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six month periods ended December 31,  was $173,136 and $317,900, respectively, and related to employee stock options issued during the respective periods. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and six month periods ended December 31, 2004.  See Note 5 for additional information.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2005, the Company had no unvested share-based payment awards for which compensation expense should be recognized during the three and six month periods ended December 31, 2005. Stock-based compensation expense recognized in the Company’s Statement of Operations for the three and six month periods ended December 31, 2005 only includes compensation expense for share-based payment awards granted, but not yet vested after July 1, 2005, and is based on the grant date fair value estimated in accordance with SFAS 123(R). Stock-based compensation expense recognized in the Company’s Statement of Operation for the three and six month periods ended December 31, 2005 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2005 (Restated) and June 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Basic and Fully Diluted Loss Per Share

Basis and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Six Months Ended
	December 31,
	2005	2004
Loss (numerator)	$ (2,543,718)	$ (8,014,086)
Shares (denominator)	19,877,047	18,696,978
Per share amount	$ (0.13)	$(0.43)

The Company’s outstanding stock options have been excluded from the basic net loss per share calculation. The Company excluded 4,190,000 and 4,877,000 common stock equivalents for the three and six month periods ended December 31, 2005 and 2004, respectively, because they are antidilutive.

NOTE 4 - STOCK OPTIONS

General Option Information

During the three month period ended December 31, 2005, we issued options to acquire an aggregate of 150,000 shares of our common stock to certain employees in connection with their employment (the “Employment Options”). The Employment Options vest annually over a period of three years based on the employees continued employment by the Company. The exercise price for the Employment Options is $5.36 per share.  The Company use the Black-Scholes model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. As the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero. We estimated the fair value of the stock above options at the grant based on the following assumptions:

For the period ended December 31, 2005
Risk free interest rate	4.13%
Expected life	3 years
Expected volatility	58.103%
Dividend yield	0.00%

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2005 (Restated) and June 30, 2005

NOTE 4 - STOCK OPTIONS, Continued

A summary of the status of the Company=s outstanding stock options as of December 31, 2005 and June 30, 2005 and changes during the periods then ended is presented below:

	December 31, 2005		June 30, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	3,945,000	$6.31	1,922,000	$3.66
Granted	775,000	$6.36	3,185,000	$6.97
Expired/Cancelled	(60,000)	$(6.70)	(195,252)	$(0.18)
Exercised	(470,000)	$(3.00)	(966,748)	$(4.14)
Outstanding end of period	4,190,000	$6.74	3,945,000	$6.31
Exercisable	415,000	$5.05	945,000	$4.14

The following table summarizes the range of outstanding and exercisable options as of December 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at Dec 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Dec 31, 2005	Weighted Average Exercise Price
$3.80	30,000	0.75	$0.05	30,000	$3.80
4.00	200,000	1.44	$0.32	200,000	$4.00
5.36	150,000	6.50	$0.24	-	-
6.40	185,000	3.09	$0.30	185,000	$6.40
6.60	625,000	6.46	$1.00	-	-
7.00	3,000,000	3.70	$4.78	-	-
$3.80-$7.00	4,190,000	3.97	$6.69	415,000	$5.05

As of December 31, 2005, the unrecognized stock-based compensation related to stock options was approximately $1,759,728. This cost is expected to be expensed over a weighted average period of 3 years.

NOTE 5 - STOCK ISSUANCES

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

December 31, 2005 (Restated) and June 30, 2005

NOTE 5 - STOCK ISSUANCES (continued)

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

NOTE 6 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists of chemicals, finished goods produced in the Company=s plant and products purchased for resale.

	December 31, 2005 (Unaudited)	June 30, 2005
Raw Materials	$142,866	$122,834
Work in Progress	-	-
Finished Goods	424,521	523,964
Total Inventory	$567,387	$646,798

NOTE 7 - SIGNIFICANT EVENTS

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

2. Settlement of Legal Proceeding

Effective October 20, 2005, we entered into a settlement and release agreement with the defendant in case number A505333, 8th Judicial District Court for the State of Nevada, Amerityre Corporation vs. Prototype Engineering, Inc., an Ohio corporation, and Frederick F. Vannan, Jr., collectively “Prototype. The Company paid $100,000 to Prototype and agreed that the settlement resolved the lawsuit. The settlement is in no way an admission of fault, guilt, liability, or wrongdoing on the part of either party, and any possible fault, guilt, liability, or wrongdoing by either party was expressly denied. Each of the parties agreed, on its own behalf and on behalf of its officers, directors, agents and employees not to disparage or demean the business, the reputation, the good faith, character, ability or products of the other party. The Company recognized the settlement expense during the three month period ended September 30, 2005, which is included in the selling, general and administrative expenses for that period.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2005 (Restated) and June 30, 2005

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

December 31, 2005 (Restated) and June 30, 2005

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

B. Deferred Stock Issuance Costs

During the three six month period ended December 31, 2004, we recognized an expense of $6,134,000 for advisory group services associated with the grant of options to acquire an aggregate of 3,000,000 shares of our common stock to third-party consultants during the period. The value of the options was calculated using the Black-Scholes option pricing model. Our selling, general and administrative expenses since that time have not included deferred stock offering costs, which at December 31, 2005 aggregated $1,083,278. This amount has been recorded as a reduction in stockholders' equity due to its association with the proposed offering of our securities. In February 2006, we closed a private placement of our securities for gross offering proceeds of $3.87 million .. The Company intends to charge the deferred amount against the gross proceeds of the offering in its third quarter ended March 31, 2006.

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

The Company has restated the financial statements contained in this report to give effect to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) as of July 1, 2005. See notes 2 and 3 of the financial statements for additional information. Management’s discussion and analysis of financial condition and results of operations below reflects the restatement.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year 2006. Our financial statements as of and for the three month period ended September 30, 2005 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six month periods ended December 31, 2005 was $173,136 and $317,900, respectively, related to employee stock options issued during the respective periods. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and six month periods ended December 31, 2004.  See Note 5 to the financial statements for additional information.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2005, we had no unvested share-based payment awards for which compensation expense should be recognized during the three and six month periods ended December 31, 2005. Stock-based compensation expense recognized in our Statement of Operations for the three and six month periods ended December 31, 2005 only includes compensation expense for share-based payment awards granted, but not yet vested after July 1, 2005, and is based on the grant date fair value estimated in accordance with SFAS 123(R). Stock-based compensation expense recognized in our Statement of Operation for the three and six month periods ended December 31, 2005 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.

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

Net Sales

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

Cost of Sales

Our cost of sales consists primarily of expense related to the cost of raw materials, components and production of our Products. It includes salaries, benefits expenses, maintenance, facilities and other operating costs associated with the production of our Products. Our cost of sales for the three month period ended December 31, 2005 was $258,439, or 86% of sales as compared to $215,891, or 71% of sales for the same period last year, resulting in a gross profit of $43,816, or 14% as compared to a gross profit of $87,910 or 29% for the prior year period. Our cost of sales for the six month period ended December 31, 2005 was $612,781, or 83% of sales as compared to $462,678, or 72%, resulting in a gross profit of $125,443, or 17% of sales compared to a gross profit of $180,895, or 28% for the prior year period. The reduction in our gross profit as compared to the prior year periods is a result of a revaluation of our standard costs after taking into account increases in base chemicals and steel wheel component costs for tire/wheel assemblies. To offset these increases in material costs, we have increased the sales price of our Products effective January 1, 2006 in an attempt to recapture the decrease in gross margin we have experienced.

Selling, General and Administrative

For three and six month periods ended December 31, 2005, total operating expenses were $1,383,939 and $2,695,175, respectively, consisting primarily of consulting expense of $99,498 and $99,498, payroll and payroll taxes of $519,060 and $1,009,407, depreciation and amortization of $91,873 and $181,129, research and development costs of $151,825 and $388,208, and selling, general and administrative expenses of $521,472 and $1,016,722, respectively.

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

During the six month period ended December 31, 2004, we recognized an expense of $6,134,000 for advisory group services associated with the grant of options to acquire an aggregate of 3,000,000 shares of our common stock to third-party consultants during the period. The value of the options was calculated using the Black-Scholes option pricing model. Our selling, general and administrative expenses since that time have not included deferred stock offering costs, which at December 31, 2005 aggregated $1,083,278. This amount has been recorded as a reduction in stockholders' equity due to its association with the proposed offering of our securities. In February 2006, we closed a private placement of our securities for gross offering proceeds of $3.87 million .. The Company intends to charge the deferred amount against the gross proceeds of the offering in its third quarter ended March 31, 2006.

.Excluding the effect of the one-time $6,134,000 expense for advisory group services associated with the grant of options for the 2004 periods as detailed above, our corporate expenses for the six month period ended December 31, 2005, when compared to our corporate expenses for the six month period ended December 31, 2004,  increased  approximately $295,000 due to the hiring of a chief operating officer, annual increases in salary and payroll,  stock based compensation expense related to employee stock options under SFAS 123(R), the settlement of outstanding litigation,  increased  marketing and media relations expenses, and the payment of outside consulting fees for specialty services.  We anticipate that our monthly operating expenses for the next six months will remain consistent with the average monthly expenses of the first six months, at approximately $400,000 per month.

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

We experienced net losses of $1,332,465 and t$2,543,718, respectively, for the three and six month periods ended December 31, 2005, compared to net losses of $857,807 and $8,014,086 for the same periods in 2004. The basic losses per share for the current periods were $0.07 and $0.13, respectively, compared to basic losses per share of $0.05 and $0.43 for prior year periods.

Net loss for the six month period ended December 31, 2005, includes a $100,000 expense associated with the settlement of outstanding litigation and a stock-based compensation expense under SFAS 123(R) of $317,900 related to employee stock options granted during the period. There was no stock-based compensation expense related to employee stock options under SFAS 123(R) during the six month period ended December 31, 2004 because we did not adopt the recognition provisions of SFAS 123 with respect to employee stock options granted during that period.

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

At December 31, 2005, we had current assets of $3,704,381 and current liabilities of $1,215,751, for a working capital surplus of $2,488,630, a decrease of $507,890 over the working capital surplus of $2,996,520 we had at June 30, 2005. We had cash and cash equivalents of $2,577,694 and net accounts receivable of $75,617 at December 31, 2005 compared to cash and cash equivalents of $2,122,320 and net accounts receivable of $168,838 at June 30, 2005. Our increase in cash and equivalents at December 31, 2005, is attributable to the exercise of $1,410,000 of outstanding options during the period.  Our cash and cash equivalents include $836,820 of cash received as part of an ongoing private offering of our securities during the period. The subscription amounts were recorded at December 31, 2005, as a current liability under the line item “stock subscription deposits.”  Subsequent to December 31, 2005, we completed the stock offering. As a result of completing the offering the “stock subscription deposits” liability will be reduced to $0 for the period ending March 31, 2006.

At December 31, 2005, we had net property and equipment of $1,125,751, after deduction of accumulated depreciation of $2,027,326. At December 31, 2005, our property and equipment consisted mainly of leasehold improvements, $120,767; molds and models, $353,591; equipment, $2,324,730; furniture and fixtures, $73,652; and software, $280,337.

Net cash used by our operating activities for the six month period ended December 31, 2005 was $1,686,062, compared to $1,211,739 for the same period in 2004 .. The increase in cash used by operating activities for the six month period ended December 31, 2005 can be attributed to a deposit on the purchase of new production equipment and the prepayment of operating expenses, including health insurance and property taxes.  Our operations for the six month period ended December 31, 2005 were funded primarily by cash and cash equivalents, accounts receivables, and the issuance of common stock for services and salaries. Our operations for the six month period ended December 31, 2004 were funded primarily the same way.

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

To supplement our cash needs during the 2006 fiscal year we have (1) obtained approximately $1,400,000 in funding through the exercise of outstanding options; (2) issued common stock in lieu of cash as compensation for employment, development, and other professional services; and (3) raised $3.87 million in working capital through the private offering of our securities. Although we have consistently operated at a loss and a negative cash flow, we have always had little, if any, debt and have consistently had a positive net tangible book value. In connection with the preparation of our financial statement for the period ended December 31, 2005, we analyzed our cash needs. Based on this analysis, we concluded that the $3,870,000 in cash received during January 2006 (from the private placement of common stock), coupled with our approximately $2,600,000 in cash and cash equivalents and the potential business prospects for our products and technology, was sufficient to meet our short-term and long-term cash requirements, thus eliminating the need for the going concern qualification in our December 31, 2005 financial statements.  We do not anticipate needing any additional working capital through the balance of the 2006 fiscal year to implement our operating plan.

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

Although the Company disclosed in its Form 10-KSB for the year ended June 30, 2005, that it was adopting Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment,” (“SFAS 123(R)”) for the first quarter of 2006, the Company incorrectly determined that SFAS 123(R) was not applicable to its financial statement presentation until January 1, 2006, instead of July 1, 2005 (the first day of the Company’s fiscal year 2006).  The Company was made aware of the error in April 2006 through a review by the Securities and Exchange Commission of its registration statement on Form S-1, filed in March 2006 (file no. 333-132305).  SFAS 123(R) requires the measurement and recognition of compensation expense for all stock based awards made to employees and directors based on estimated fair value.  Accordingly, the Company is filing this amended Form 10-Q to correct the accounting treatment for options issued during the quarters ended September 30, 2005 and December 31, 2005.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Effective October 20, 2005, we entered into a settlement and release agreement with the defendants in case number A505333, 8th Judicial District Court for the State of Nevada, Amerityre Corporation vs. Prototype Engineering, Inc., an Ohio corporation, , and Frederick F. Vannan, Jr., collectively “Prototype .. The Company paid $100,000 to Prototype and agreed that the settlement resolved the lawsuit. The settlement is in no way an admission of fault, guilt, liability, or wrongdoing on the part of either party, and any possible fault, guilt, liability, or wrongdoing by either party was expressly denied. Each of the parties agreed, on its own behalf and on behalf of its officers, directors, agents and employees not to disparage or demean the business, the reputation, the good faith, character, ability or products of the other party. The Company recognized the settlement expense during the three month period ended September 30, 2005, which is included in the selling, general and administrative expenses for that period.

In November 2005, Continental Automotive Licensing Corp. (“Petitioner”) filed a Petition for Cancellation #92045199 (“Petition”) in the United States Patent and Trademark Office (the “Trademark Office”) against Richard A. Steinke, our Chairman, President and Chief Executive Officer.  Petitioner alleges that it is being, has been, and will be damaged by the continued existence of the Amerityre® trademark and has asked the Trademark Office to cancel the registration.  This registered trademark (Registration No. 2,401,989) was issued November 7, 2000 by the Trademark Office to Mr. Steinke and assigned by him to us in June 2001.  We believe that the Petition is without merit and we expect to vigorously defend our use of the trademark.  The potential financial impact is impossible for the Company to evaluate or quantify at this early stage of the proceedings.  We are currently in discovery and we have made extensive discovery requests in response to the petition. The Petitioner has requested and been granted an extension to reply to our requests ..

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

Dated: April 24, 2006

AMERITYRE CORPORATION

/S/RICHARD A. STEINKE

Richard A. Steinke

President and Chief Executive Officer

/S/ANDERS A. SUAREZ

Anders A. Suarez

Chief Financial Officer and

Principal Accounting Officer