Form 10-Q
period 2006-03-31
AMERITYRE CORP
filed 2006-05-10
CIK 945828

\

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes [ ] No [X]

 The number of shares outstanding of Registrant’s Common Stock as of May 9, 2006: 20,988,580

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

Our unaudited balance sheet at March 31, 2006 and our audited balance sheet at June 30, 2005; the related unaudited statements of operations for the three and nine month periods ended March 31, 2006 and 2005; and the related unaudited statement of cash flows for the nine month periods ended March 31, 2006 and 2005, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

	March 31, 2006	June 30, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ 4,353,911	$ 2,122,320
Accounts receivable – net	198,408	168,838
Inventory	547,258	646,798
Prepaid expenses and other current assets	85,893	62,489
Special projects in progress	-	752
Deferred stock offering expenses	-	80,151
Deposit on equipment	30,282	-

Total Current Assets	5,215,752	3,081,348

PROPERTY AND EQUIPMENT

Leasehold improvements	140,110	120,767
Molds and models	362,783	343,031
Equipment	2,677,687	2,280,888
Furniture and fixtures	79,341	70,678
Software	280,337	184,901
Less - Accumulated depreciation	(2,118,751)	(1,858,950)

Total Property and Equipment	1,421,507	1,141,315

OTHER ASSETS

Patents and trademarks – net	455,155	368,011
Deposits	36,000	36,000

Total Other Assets	491,155	404,011

TOTAL ASSETS	$ 7,128,414	$ 4,626,674

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	March 31, 2006	June 30, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 414,874	$ 49,904
Accrued expenses	45,107	27,424
Deferred revenue - special projects	100,000	7,500

Total Current Liabilities	559,981	84,828

TOTAL LIABILITIES	559,981	84,828

STOCKHOLDERS' EQUITY

Preferred stock: 5,000,000 shares authorized
of $0.001 par value, -0- shares issued and
outstanding	-	-
Common Stock: 40,000,000 shares authorized of
$0.001 par value, 20,988,580 and 19,505,216
shares issued and outstanding, respectively	20,986	19,505
Additional paid-in capital	47,171,785	41,986,176
Expenses prepaid with common stock	(50,000)	-
Deferred stock offering cost	-	(1,000,000)
Deferred consulting and directors compensation	(46,667)	-
Retained deficit	(40,527,671)	(36,463,835)

Total Stockholders' Equity	6,568,433	4,541,846

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 7,128,414	$ 4,626,674

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

NET SALES	$ 566,237	$ 486,727	$ 1,304,461	$ 1,130,300

COST OF SALES	432,749	394,828	1,045,530	857,506

GROSS PROFIT	133,488	91,899	258,931	272,794

EXPENSES
Consulting	-	77,000	99,498	77,000
Advisory group expense	-	-	-	6,134,000
Payroll and payroll taxes	865,026	606,880	1,874,433	1,453,350
Depreciation and amortization	97,859	91,865	278,988	286,819
Research & development	108,560	70,183	496,768	479,348
Bad debt expense	-	444	211	1,216
Selling, general & administrative	621,166	247,352	1,637,888	878,148

Total Expenses	1,692,611	1,093,724	4,387,786	9,309,881

LOSS FROM OPERATIONS	(1,559,123)	(1,001,825)	(4,128,855)	(9,037,087)

OTHER INCOME
Interest income	38,973	5,819	63,926	19,447
Other income	32	6,901	1,093	14,449

Total Other Income	39,005	12,720	65,019	33,896

NET LOSS	$ (1,520,118)	$ (989,105)	$ (4,063,836)	$ (9,003,191)

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$ (0.07)	$ (0.05)	$ (0.20)	$ (0.48)

WEIGHTED AVG NUMBER OF SHARES	20,659,224	18,774,411	20,133,966	18,746,079

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)
	Nine Months Ended	Nine Months Ended
	March 31, 2006	March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,063,836)	$ (9,003,191)
Adjustments to reconcile net loss to
Net cash used by operating activities:
Depreciation & amortization expense	278,988	286,819
Common stock issued for services rendered	419,431	200,520
Stock-based compensation expense related to employee options	491,035	-
Amortization of expense prepaid with common stock	173,333	664,169
Options issued for advisory group services	-	6,134,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(29,570)	(32,380)
Increase in prepaid expenses	(23,404)	(47,827)
Decrease in other assets	50,621	-
Decrease (increase) in inventory	99,540	(116,173)
Increase in accounts payable and accrued expenses	194,054	96,655

Net Cash Used by Operating Activities	(2,409,808)	(1,817,408)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for construction in progress	-	(60,000)
Cash paid for patents and trademarks	(106,331)	(66,682)
Purchase of property and equipment	(448,992)	(50,712)

Net Cash Used by Investing Activities	(555,323)	(177,394)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	3,870,000	3,224,000
Stock offering costs	(83,278)	-
Proceeds from the exercise of stock options	1,410,000	-

Net Cash Provided by Financing Activities	5,196,722	3,224,000

NET INCREASE IN CASH
AND CASH EQUIVALENTS	2,231,591	1,229,198

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,122,320	1,591,289

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 4,353,911	$ 2,820,487

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows (Continued)
(Unaudited)
	Nine Months Ended	Nine Months Ended
	March 31, 2006	March 31, 2005

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH OPERATING ACTIVITIES
Common stock issued for services rendered	$ 419,431	$ 200,520
Common stock issued for prepaid services	$ 270,000	$ -
Stock-based compensation expense related to employee options	$ 491,035	$ -

NON-CASH INVESTING/ FINANCING ACTIVITIES
Common stock issued for property & equipment	$ 91,000	$ -
Options issued for advisory group service receivable	$ -	$ 6,134,000

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2006 and June 30, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although we believe the disclosures and information presented are adequate to make the information not misleading. These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2005 Annual Report on Form 10-KSB.  Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based-Compensation Expense

On July 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options  and stock purchases related to the Company’s employee stock option and award plans based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees” (“APB25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year 2006. Our financial statements as of and for the three month and nine month periods ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine month periods ended March 31, 2006 was $173,135 and $491,035, respectively, related to employee stock options issued during the respective periods. There was no stock-based compensation expense related to employee stock options recognized during the three and nine month periods ended March 31, 2005.  See Note 3 for additional information.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Statement of Operations because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2005, we had no unvested share-based payment awards for which compensation expense should be recognized during the three and nine month periods ended March 31, 2006. Stock-based compensation expense recognized in our Statements of Operations for the three and nine month periods ended March 31, 2006 only include compensation expense for share-based payment awards granted, but not yet vested after July 1, 2005, and is based on the grant date fair value estimated in accordance with SFAS 123(R). Stock-based compensation expense recognized in our Statements of Operations for

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2006 and June 30, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

the three and nine month periods ended March 31, 2006 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.

Basic and Fully Diluted Net Loss Per Share

Basis and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Nine Months Ended
	March 31,
	2006	2005
Loss (numerator)	$ (4,063,836)	$ (9,003,191)
Shares (denominator)	20,133,966	18,746,079
Per share amount	$ (0.20)	$(0.48)

Our outstanding stock options have been excluded from the basic and fully diluted net loss per share calculation. We excluded 4,190,000 and 4,877,000 common stock equivalents for the three and nine month periods ended March 31, 2006 and 2005, respectively, because they are antidilutive.

NOTE 3 - STOCK OPTIONS

General Option Information

During the three month periods ended March 31, 2006 and 2005, we did not grant any options. During the nine month periods ended March 31, 2006 and 2005, we granted options to acquire an aggregate of 775,000 and 105,000 shares of our common stock to certain employees in connection with their employment (the “Employment Options”). The 105,000 Employment Options granted in during the nine month period ended March 31, 2005 vested immediately and are exercisable at an exercise price of $6.40 per share for a term of 5 years. The Employment Options granted during the nine month period ended March 31, 2006 vest annually over a period of one to three years based on the employees continued employment. The exercise price for all the Employment Options range from $5.36 to $6.60 per share.  We use the Black-Scholes model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of our stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because we do not pay dividends, the dividend rate variable in the Black-Scholes model is zero. We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

	For the three month period ended March 31, 2006	For the three month period ended March 31, 2005	For the nine month period ended March 31, 2006	For the nine month period ended March 31, 2005
Risk free interest rate	N/A	N/A	4.13%	3.09%
Expected life	N/A	N/A	3 years	3 years
Expected volatility	N/A	N/A	57.77%	64.03%
Dividend yield	N/A	N/A	0.00%	0.00%

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2006 and June 30, 2005

NOTE 3 - STOCK OPTIONS, Continued

A summary of the status of our outstanding stock options as of March 31, 2006 and June 30, 2005 and changes during the periods then ended is presented below:

	March 31, 2006		June 30, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	3,945,000	$6.31	1,922,000	$3.66
Granted	775,000	$6.36	3,185,000	$6.97
Expired/Cancelled	(60,000)	$(6.70)	(195,252)	$(3.46)
Exercised	(470,000)	$(3.00)	(966,748)	$(3.76)
Outstanding end of period	4,190,000	$6.69	3,945,000	$6.31
Exercisable	415,000	$5.06	945,000	$4.14

The following table summarizes the range of outstanding and exercisable options as of March 31, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at Mar 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Mar 31, 2006	Weighted Average Exercise Price
$3.80	30,000	0.50	$3.80	30,000	$3.80
4.00	200,000	1.19	$4.00	200,000	$4.00
5.36	150,000	6.25	$5.36	-	-
6.40	185,000	2.85	$6.40	185,000	$6.40
6.60	625,000	6.21	$6.60	-	-
7.00	3,000,000	3.46	$7.00	-	-
$3.80-$7.00	4,190,000	3.81	$6.69	415,000	$5.05

As of March 31, 2006, the unrecognized stock-based compensation related to stock options was approximately $1,586,593. This cost is expected to be expensed over a weighted average period of three years.

The table below illustrates the effect of net loss and loss per share if expense was measured using the fair value recognition provisions of  SFAS 123 to stock based compensation during the three and nine month periods ended March 31, 2006 and 2005:

	For the three months ended		For the nine months ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Net loss – as reported	$(1,520,118)	$(989,105)	$(4,063,836)	$ (9,003,191)
Less: stock -based compensation expense determined under fair value based method	-	-	-	(530,050)
Pro forma net loss	$(1,520,118)	$(989,105)	$(4,063,836)	$(9,533,241)
Basic and fully diluted net loss per share	$(0.07)	$(0.05)	$(0.20)	$(0.48)
Proforma basic and fully diluted net loss per share	$(0.07)	$(0.05)	$(0.20)	($0.51)

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2006 and June 30, 2005

NOTE 4 - STOCK ISSUANCES

On January 3, 2006, we issued 53,100 shares of our common stock to various employees as compensation pursuant to our 2002 Stock Option and Award Plan, valued at $239,481, or $4.51 share.

On January 15, 2006, 10,000 shares of our restricted common stock vested to Gary N. Benninger, our Chief Operating Officer, pursuant to the terms of his employment agreement. The value of the shares was $53,600, based on the closing price of the shares on October 16, 2005, the date of grant.

Effective February 1, 2006 (the “Closing Date”), we completed a private placement for $3,870,000 in offering proceeds. We sold 107,500 Units of our securities at a purchase price of $36.00 per Unit. Each Unit consists of eight (8) shares of our common stock, a Class A Warrant (the “Class A Warrant”) for the purchase of one share of common stock at an exercise price of $5.00 exercisable for a 3 year period and a Class B Warrant (the “Class B Warrant”) for the purchase of one share of common stock at an exercise price of $5.50 exercisable for a 5 year period.  The Class A Warrants and the Class B Warrants may also be exercised through a cashless exercise based on the difference between the market price on the date of exercise and the exercise price.  The exercise prices of the Class A Warrants and Class B Warrants are subject to adjustment in certain events, including, without limitation, upon the consolidation, merger or sale of all or substantially all of our assets, a reclassification of our common stock, or any stock splits or combinations with respect to our common stock.

Purchasers of the Units have been granted registration rights in connection with the private placement.  We were obligated to file a registration statement with the Securities and Exchange Commission (the “Commission”) within 45 days after the Closing Date and to cause the registration statement to be declared effective by the Commission within 120 days after the Closing Date (if there are no comments from the Commission) or 180 days (if comments are received from the Commission) (the "Effective Date") in order to register the shares of Common Stock underlying the Units sold in the offering (the “Registrable Securities”) for resale and distribution by the investors (the "Registration Statement").  The Registration Statement became effective on May 1, 2006.

We registered 1,075,000 shares of common stock, which represents all of the Registrable Securities, including all of the shares of common stock underlying the Class A Warrants and the Class B Warrants.  The Registrable Securities shall be reserved and set aside exclusively for the benefit of each investor.  The Class A and Class B Warrants are subject to redemption by us.  We have the right to redeem either the Class A Warrants or Class B Warrants beginning ninety (90) days from the Effective Date of the Registration Statement, if at any time following the Effective Date, the average closing bid price for the common stock is at least $5.50 per share (with respect to the Class A Warrants) or $6.05 per share (with respect to the Class B Warrants),  for the 20 consecutive trading day period ending not more than 15 days prior to notice of redemption of the Class A and Class B Warrants. Our right to redeem the Class A Warrants and Class B Warrants requires us to give the holders written notice of redemption of not less than 30 days, and is subject to the right of the holders of the Class A and Class B Warrants to exercise the same in accordance with the terms hereof during the redemption period.  The redemption price for each Class A Warrants and Class B Warrant is $0.10 per share.

Deferred Stock Issuance Costs

During the nine month period ended March 31, 2005, we recognized an expense of $6,134,000 for advisory group services associated with the grant of options to acquire an aggregate of 3,000,000 shares of our common stock to third-party consultants during the period. The value of the options was calculated using the Black-Scholes option pricing model. Until the current quarter, our selling, general and administrative expenses have not included deferred stock offering costs, which totaled $1,364,375 at March 31, 2006. In February 2006, we closed a private placement of our securities for gross offering proceeds of $3.87 million.  In the current quarter ended March 31, 2006, we have charged the deferred amount against the gross proceeds of the offering.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2006 and June 30, 2005

NOTE 5 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists of chemicals, finished goods produced in our plant and products purchased for resale.

	March 31, 2006 (Unaudited)	June 30, 2005
Raw Materials	$140,149	$122,834
Work in Progress	-	-
Finished Goods	407,109	523,964
Total Inventory	$547,258	$646,798

[The balance of this page intentionally left blank]

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes contained elsewhere in this Form 10-Q (“Report”). The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-KSB for the year ended June 30, 2005.

The section entitled “Risk Factors” set forth in our Annual Report on Form 10-KSB for the year ended June 30, 2005 and similar types of discussions in other Commission filings discuss some of the important risks that may affect our business, results of operations and financial condition. Some of those risks are as follows:

*Our business depends on the protection of our intellectual property and may suffer if we are unable to adequately protect our intellectual property.

*Proposed new products for highway use must meet safety standards prior to marketing which could delay anticipated revenues and increase expenses.

*Our stock price can be extremely volatile.

You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the Commission, before deciding to invest in our securities or to maintain or decrease your investment.

This Report may contain “forward-looking” statements within the meaning of Section 17A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words “believes,” “budget,” “target,” “goal,” “anticipate,” “expect,” “plan,” “outlook,” “objective,” “may,” “project,” “intend,” “estimate,” or similar expressions. These statements are only predictions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.

General

We were incorporated as a Nevada corporation on January 30, 1995 under the name American Tire Corporation and changed our name to Amerityre Corporation in December 1999. We have been engaged in the research and development of technologies related to manufacturing tire products. We have invented polyurethane materials and manufacturing processes for producing tires from polyurethane and we have recently begun the process of commercializing our technologies. We currently manufacture several lines of “closed-cell” polyurethane foam tires for bicycles, wheelchairs, lawn and garden products, and outdoor power equipment products (the AProducts@). We sell these Products to original equipment manufacturers, distributors, and retail stores. The sale of these Products accounts for all of our sales revenue at this time.

Our operating plan provides for us to (1) license many of our patented manufacturing methods, processes and product design technologies; (2) sell the equipment packages and systems necessary to produce tires and other products with our technologies; (3) sell our proprietary polyurethane chemical materials and systems to our technology licensees; and (4) provide research and development services for specialized polyurethane chemicals systems or product development.

Proprietary Polyurethane Compounds

Our polyurethane material technology is based on two key proprietary formulations: (1) “closed-cell” Polyurethane Foam - a lightweight material with high load-bearing capabilities for low-duty cycle applications; and (2) Polyurethane Elastomer - a high performing material with high load-bearing capabilities for high-duty cycle applications.

Polyurethane Retread Material

In November 2005, we began development of a compound and manufacturing process for retreading medium commercial truck tires with a polyurethane elastomer tread compound. We believe our retreading process has broad application for the medium commercial truck tire market as well as the larger off-the-road tires used in the mining industry

The tire retreading process being developed by Amerityre involves applying the polyurethane tread compound to the rubber tire casing in such a way that the tread “seamlessly locks” to the tire casing without pressure or re-vulcanization. We have conducted a series of tread peel and pull tests on our tread material at an independent laboratory to test the adhesion of our polyurethane elastomer tread compound to rubber tire casings. The results of these tests have indicated that our compounds meet acceptable industry requirements. We have now built a number of medium commercial truck retread tires with our polyurethane elastomer tread compound using the retreading process we have developed. These retread tires are currently being tested so we can evaluate their performance with respect to treadware, rolling resistance, wet skid, dry skid and panic stop. We anticipate that we will begin third-party evaluation of tires with our polyurethane elastomer tread compound during the three month period ending June 30, 2006.

In addition to laboratory testing of our tread compounds and performance testing of several medium commercial truck tires using our polyurethane elastomer tread compound, we have been conducting field tests of the polyurethane elastomer retreads on truck tires used in mining applications.  These retread tires have been evaluated by a mining company and we are continuing to test these tires to better assess their performance characteristics for the high duty requirements of industrial and mining applications.

Non-pneumatic Solid and Temporary/Spare Tires

We also are developing non-pneumatic solid and temporary/spare tires out of polyurethane elastomer. Our initial project, a >zero= pressure non-pneumatic temporary/spare tire, was developed for prospective use as a temporary/spare tire for passenger vehicles. These tires do not contain air and do not require inflation. In April 2005, we announced that prototype non-pneumatic temporary/spare tire had passed the U.S. Federal Motor Vehicle Safety Standard (“FMVSS”) No. 129, the applicable safety standard for new, non-pneumatic passenger car tires. FMVSS 129 must be met before the tires can be offered commercially. We believe that this is a major breakthrough in tire technology because, to the best of our knowledge, no other company has developed a non-pneumatic tire that has successfully met the FMVSS 129 standard. We have initiated discussions with tire and automobile manufacturers about making these tires available to their customers as original equipment temporary/spare tires. In addition, we have developed and are currently testing prototype designs of the non-pneumatic solid tires for commercial and industrial applications such as fork-lifts, skid steers, and other material handling equipment.

Polyurethane Elastomer Passenger Car Tire Technology

We are engaged in the development of polyurethane elastomer tires for highway and agricultural use based on our proprietary technology and various methods and processes relating to the manufacturing of those tires from liquid elastomers. The polyurethane elastomer material is identified by us as Elastothane™. Elastothane ™ and the technology to produce tires using Elastothane™ are significant to us because we believe that combined they result in tires that can be produced quickly and less expensively than traditional rubber pneumatic tires, while meeting or exceeding the performance of those tires.

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

Polyurethane Elastomer Special Trailer Tire Development

During the nine month period ended March 31, 2006 we announced that we had entered into a Product Development Agreement with Genmar Holdings, Inc., Minneapolis, Minnesota (“Genmar”), one of the world’s largest manufacturers of recreational boats, to design and develop prototype polyurethane “run-flat” boat trailer tires based on our passenger car tire technology.  We estimated the time frame for completing the development project to be approximately six months (May 2006). Our estimate for completing this project has been extended to June 30, 2006.  If the development project is successfully completed, and evaluation and testing by Genmar is satisfactory, we expect to negotiate an agreement that will allow Genmar to commercially manufacture “run-flat” boat trailer tires.

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

Patents and Trademarks

Patent and trademark costs have been capitalized at June 30, 2005 totaling $407,642. The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not being amortized. Amortization will begin once the patents have been issued. Amortization expense for the years ended June 30, 2005 and June 30, 2004 was $30,847 and $1,309, respectively. We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of SFAS 142, "Goodwill and Other Intangible Assets." We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable. We consider the following indicators, among others, when determining whether or not our patents are impaired: 1) any changes in the market relating to the patents that would decrease the life of the asset; 2) any adverse change in the extent or manner in which the patents are being used; 3) any significant adverse change in legal factors relating to the use of the patents; 4) current-period operating or cash flow loss combined with our history of operating or cash flow losses; 5) future cash flow values based on the expectation of commercialization through licensing; and 6) current expectations that, more likely than not, the patents will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Inventory

Our inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market. Our inventory consists of chemicals, finished goods produced in our plant and products purchased for resale.

Equity Securities

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.

Stock Options

On July 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options  and stock purchases related to the Company’s employee stock option and award plans based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees” (“APB25”) for periods beginning in fiscal 2006. In March 2005, the Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year 2006. Our financial statements as of and for the three and nine month periods ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine month periods ended March 31, 2006 was $173,135 and $491,035, respectively, related to employee stock options granted during the respective periods. There was no stock-based compensation expense related to employee stock options recognized during the three and nine month periods ended March 31, 2005.  See Note 3 to the financial statements for additional information.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2005, we had no unvested share-based payment awards for which compensation expense should be recognized during the three and nine month periods ended March 31, 2006. Stock-based compensation expense recognized in our Statement of Operations for the three and nine month periods ended March 31, 2006 only includes compensation expense for share-based payment awards granted, but not yet vested after July 1, 2005, and is based on the grant date fair value estimated in accordance with SFAS 123(R). Stock-based compensation expense recognized in our Statement of Operation for the three and nine month periods ended March 31, 2006 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.

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

Results of Operations for the Three and Nine Month Periods Ended March 31, 2006

compared to the Three and Nine Month Periods Ended March 31, 2005

Net Sales

For the three month period ended March 31, 2006 we had net sales of $566,237, a 16% increase from net sales of $486,727 for the same period last year. For the nine month period ended March 31, 2006, we had net sales of $1,304,461, a 15% increase over net sales of $1,130,300 for the comparable period last year.  The increase in net sales for both the three and nine month periods in 2006 over 2005 was due primarily to a 41% and 13% increase, respectively, in the number of Product units sold to our OEM, retail chain and distributor customers.

Cost of Sales

Our cost of sales consists primarily of expense related to the cost of raw materials, components and production of our Products. It includes salaries, benefits expenses, maintenance, facilities and other operating costs associated with the production of our Products. Our cost of sales for the three month period ended March 31, 2006 was $432,749, or 76% of sales as compared to $394,828, or 81% of sales for the same period last year, resulting in a gross profit of $133,488, or 24% as compared to a gross profit of $91,899 or 19% for the prior year period. Our cost of sales for the nine month period ended March 31, 2006 was $1,045,530, or 80% of sales as compared to $857,506, or 76% of sales for the same period last year, resulting in a gross profit of $258,931, or 20% of sales compared to a gross profit of $272,794, or 24% for the prior year period. The reduction in our gross profit for the nine month period as compared to the prior year period is a result of a revaluation of our standard costs after taking into account a 6% increases in our base chemicals costs. To offset the increase in raw material costs, we increased the sales price of our Products effective January 1, 2006 an average of 5%. During the three month period ended March 31, 2006, we were able to find reduced pricing on chemical raw materials and we found a lower-cost alternative supplier for wheel components. We believe that these measures will assist us to recapture the decrease in gross margin we have experienced during the period beginning April 1, 2006. During the three month period ended March 31, 2006, we did experience an increase in our gross margin over the nine-month period (24% versus 20%), however, we believe that it is too early to predict the extent to which our gross margin may improve.

Operating Expenses

For three and nine month periods ended March 31, 2006, total operating expenses were $1,692,611 and $4,387,786, respectively, consisting of consulting expense of $0 and $99,498, payroll and payroll taxes of $865,026 and $1,874,433, depreciation and amortization of $97,859 and $278,988, research and development costs of $108,560 and $496,768, and selling, general and administrative expenses of $621,166 and $1,637,888, respectively.

For the three and nine month periods ended March 31, 2005, total operating expenses were $1,093,724 and $9,309,881, respectively, consisting primarily of consulting expense of $77,000 and $77,000, payroll and payroll taxes of $606,880 and $1,453,350, depreciation and amortization of $91,865 and $286,819, research and development of  $70,183 and $479,348, selling, general and administrative expenses of $247,352 and $878,148, respectively, and, in the nine month period, an expense of $6,134,000 for advisory group services associated with the grant of options to acquire an aggregate of 3,000,000 shares of our common stock to third-party consultants during the period. The value of the options was calculated using the Black-Scholes option pricing model.

Excluding the effect of the one-time $6,134,000 expense for advisory group services associated with the grant of options for the 2005 period as detailed above, our corporate expenses for the nine month period ended March 31, 2006, when compared to our corporate expenses for the nine month period ended March 31, 2005,  increased  $1,211,905 primarily due to our hiring of a chief operating officer ($129,006), stock based compensation expense associated with stock awards ($315,604),  stock based compensation expense related to employee stock options under SFAS 123(R) ($491,035), the settlement of litigation ($100,000),  media relations ($75,000), increased travel associated with marketing our technologies ($30,000) and expenses related to listing our common stock on the Nasdaq Capital Market (approximately $60,000).  We anticipate that our monthly operating expenses for the balance of the fiscal year to be approximately $450,000 per month, which is higher that our previous estimate, primarily because of the ongoing expenses associated with travel, media relations and Nasdaq Capital Market listing expenses.

Our operating expenses for the three month period ended March 31, 2006 increased $598,887 over operating expenses for the same period ended March 31, 2005. This increase was due in large part to stock based compensation expense related to employee stock award ($315,604) and stock options ($173,136), media relations ($34,628) and expenses related to listing our common stock on the Nasdaq Capital Market (approximately $60,000).

There was no stock-based compensation expense related to employee stock options under SFAS 123(R) during the three and nine month periods ended March 31, 2005 because we did not adopt the recognition provisions of SFAS 123 with respect to employee stock options granted during that period.

Interest Expense. We had no interest expense during the three and nine month periods ended March 31, 2006 and 2005, respectively.

Other Income. For the three and nine month periods ended March 31, 2006, we had other income of $39,005 and $65,019, respectively, earned on account receivables and temporary investments of cash not immediately needed in ordinary daily business. For the three and nine month periods ended March 31, 2005, we had other income of $12,720 and $33,896, respectively, earned on account receivables and temporary investments of cash not immediately needed in ordinary daily business.

We experienced net losses of $1,520,118 and $4,063,836, respectively, for the three and nine month periods ended March 31, 2006, compared to net losses of $989,105 and $9,003,191 for the same periods in 2005. The basic and fully diluted losses per share for the current periods were $0.07 and $0.20, respectively, compared to basic and fully diluted losses per share of $0.05 and $0.48 for prior year periods.

With the adoption of SFAS 123(R), we will continue to use the Black-Scholes option-pricing model (“Black-Scholes model”), which was previously used by us in the pro forma information required under SFAS 123. For additional information see note 3 of our financial statements. Our determination of fair value of share-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affected the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of fair value of the employee stock options. Although fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, the value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Liquidity and Capital Resources

During the three and nine month periods ended March 31, 2006, we financed our operations through the sale of our products and issuing common stock for cash paid in connection with the exercise of outstanding stock options and prepayment of certain salaries.

At March 31, 2006, we had current assets of $5,215,752 and current liabilities of $559,981, for a working capital surplus of $4,655,771, an increase of $1,659,251 over the working capital surplus of $2,996,520 we had at June 30, 2005. We had cash and cash equivalents of $4,353,911 and net accounts receivable of $198,408 at March 31, 2006 compared to cash and cash equivalents of $2,122,320 and net accounts receivable of $168,838 at June 30, 2005. Our increase in cash and equivalents at March 31, 2006, is attributable to the receipt of $5,280,000 in proceeds from the issuance of securities during the nine month period, netted against $1,354,375 in deferred offering costs (of which $1,000,000 was non-cash and associated with the issuance of options to Centurion Holdings, LLC during fiscal year 2005).

At March 31, 2006, we had net property and equipment of $1,421,507, after deduction of accumulated depreciation of $2,118,751. At March 31, 2006, our property and equipment consisted mainly of leasehold improvements, $140,110; molds and models, $362,783; equipment, $2,677,687; furniture and fixtures, $79,341; and software, $280,337.

Net cash used by our operating activities for the nine month period ended March 31, 2006 was $2,409,808, compared to $1,817,408 for the same period in 2005. The increase in cash used by operating activities for the nine month period ended March 31, 2006 can be primarily attributed to stock issued for employee and consultant services rendered, expenses related to our February 2006 offering, and stock-based compensation expense related to employee options.  Our operations for the nine month period ended March 31, 2006 were funded primarily by cash and cash equivalents, accounts receivables, and the issuance of common stock for services and salaries. Our operations for the nine month period ended March 31, 2005 were funded primarily the same way.

Net cash used by investing activities for the nine month period ended March 31, 2006 was $555,323, including payments for patents and trademarks and purchase of property and equipment, compared to $177,394 in the prior year period for similar purposes, as well as cash paid for construction in progress.  Cash paid for patents and trademarks increased in the 2006 period due to application fees and deposits on new patents and trademarks.  Purchase of equipment increased substantially in the 2006 period due to the purchase of manufacturing equipment that will permit us to expand the scope and size of the products that can be produced using our manufacturing technologies. We anticipate that we will spend an additional $250,000 on additional equipment during the balance of this fiscal year, while expenses for patents and trademarks are ongoing and determined on an as need basis.

Cash provided by financing activities for the nine month period ended March 31, 2006 totaled $5,196,722, comprised of $3,870,000 in proceeds from our February 2006 offering, offset by stock offering costs, plus cash proceeds from the issuance of common stock for the exercise of outstanding options.  Cash provided by financing activities for the prior year period totaled $3,224,000 in proceeds from the issuance of common stock.

To supplement our cash needs during the 2006 fiscal year we have (1) obtained approximately $1,400,000 in funding through the exercise of outstanding options; (2) issued common stock in lieu of cash as compensation for employment, development, and other professional services; and (3) raised $3,870,000 in working capital through the private offering of our securities. Although we have consistently operated at a loss and a negative cash flow, we have always had little, if any, debt and have consistently had a positive net tangible book value. In connection with the preparation of our financial statements for the period ended March 31, 2006, we analyzed our cash needs. Based on this analysis, we concluded that the $3,870,000 in cash received during the first quarter of 2006, coupled with our existing cash and cash equivalents and the potential business prospects for our products and technology, was sufficient to meet our current cash requirements.  We do not anticipate needing any additional working capital through the balance of the 2006 fiscal year to implement our operating plan. However, if cash generated from operations is insufficient to satisfy our working capital requirements for future periods, we may need to access funds through the sale of our securities or other means. There is no assurance that we will be able to raise any such capital on terms acceptable to us, on a timely basis, or at all. If we are unable to secure additional financing when and if needed, we may not be able to complete development or enhancement of our technologies, take advantage of future opportunities or continue to effectively operate our business.

Impact of Inflation

Management does not believe that inflation had a significant impact on our operations for the three month period ended March 31, 2006. There is no assurance that our business will not be materially and adversely affected by inflation and change prices.

Seasonality

Because the significant portion of our current customers reside in the United States, we anticipate that sales of certain of our lawn and garden Products to those customers located in Northern portion of the United States could be reduced as a result of fall and winter climate and weather conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to our financial condition or results of operations. We invest primarily in institutional risk free 5-month certificates of deposit. The carrying amount of these investments approximates fair value due to the short-term maturities. Under our current policies, we do not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage our exposure to changes in interest rates or commodity prices.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us and required to be included in our periodic Commission filings, and that all information required to be disclosed by us in our periodic Commission filings is recorded, processed, summarized and reported within the time periods specified in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, ours internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 2005, Continental Automotive Licensing Corp. (“Petitioner”) filed a Petition for Cancellation #92045199 (“Petition”) in the United States Patent and Trademark Office (the “Trademark Office”) against Richard A. Steinke, our Chairman, President and Chief Executive Officer.  Petitioner alleges that it is being, has been, and will be damaged by the continued existence of the Amerityre® trademark and has asked the Trademark Office to cancel the registration.  This registered trademark (Registration No. 2,401,989) was issued November 7, 2000 by the Trademark Office to Mr. Steinke and assigned by him to us in June 2001.  We believe that the Petition is without merit and we expect to vigorously defend our use of the trademark.  The potential financial impact is impossible for the Company to evaluate or quantify at this early stage of the proceedings.  We are currently in discovery and we have made extensive discovery requests in response to the petition. The Petitioner has requested and been granted an extension to reply to our requests.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 6. Management’s Discussion and Analysis or Plan of Operation, Risk Factors,” in our Annual Report on Form 10-KSB for the year ended June 30, 2005, except that we have removed the risk factors relating to our ability to continue as a going concern.  In connection with the preparation of our financial statement for the periods ended December 31, 2005 and March 31, 2006, we analyzed our cash needs.  Based on this analysis, we have concluded that the combination of our current cash and cash equivalents and the potential business prospects for our products and technology, is sufficient to meet our cash requirements, thus eliminating the need for the going concern qualification effective as of our December 31, 2005 Form 10-Q.  Our auditors concurred with this determination.  For additional information, please see “Part I. Item 2. Management’s Discussion and Analysis or Plan of Operation, Liquidity and Capital Resources” in this Report.

Therefore, we believe the risk factors with the following headings are no longer applicable to us.

Due to our history of operating losses, our auditors are uncertain that we will be able to continue as a going concern.

Because our auditors have expressed a going concern opinion, our ability to obtain additional financing could be adversely affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Dated: May 10, 2006

AMERITYRE CORPORATION

/S/RICHARD A. STEINKE

Richard A. Steinke

President and Chief Executive Officer

/S/ANDERS A. SUAREZ

Anders A. Suarez

Chief Financial Officer and

Principal Accounting Officer