Form 10-K
period 2006-06-30
AMERITYRE CORP
filed 2006-09-13
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number   000-50053

AMERITYRE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0535207 (I.R.S. Employer Identification No.)
1501 Industrial Road Boulder City, Nevada 89005 (702) 294-2689 (Address of principal executive office and telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

 Indicate by check mark if the Registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐  NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐  Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

On December 30, 2005, the last business day of the Registrant's second fiscal quarter, 20,065,480 shares of the common stock of the Registrant were outstanding, and the market value of common stock held by non-affiliates was $73,572,648 (based upon the closing price of $4.60 per share of common stock as quoted on the NASD’s OTC Bulletin Board).

On August 31, 2006, 21,020,180 shares of common stock of the Registrant were outstanding.

Documents Incorporated by Reference

None

ii

AMERITYRE CORPORATION

2006 ANNUAL REPORT ON FORM 10-K

iii

AMERITYRE CORPORATION

2006 ANNUAL REPORT ON FORM 10-K

This report contains "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "will," "should," "anticipates," or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

All forward-looking statements, including without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but, there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in "Part I. Item 1A. Risk Factors" and elsewhere in this report.

This report includes information with respect to market share, industry conditions and forecasts that we obtained from internal industry research, publicly available information (including industry publications and surveys), and surveys and market research provided by consultants. The publicly available information and the reports, forecasts and other research provided by consultants generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources, nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, our internal research and forecasts are based upon our management's understanding of industry conditions, and such information has not been verified by any independent sources.

For convenience in this report, the terms “Amerityre,” “Company,” “our,” “us” or “we” may be used to refer to Amerityre Corporation.

PART I

ITEM 1. BUSINESS

Overview

We were incorporated as a Nevada corporation on January 30, 1995 under the name American Tire Corporation and changed our name to Amerityre Corporation in December 1999.  Since our inception in 1995, we have been engaged in the research and development of technologies related to the formulation of polyurethane compounds and the manufacturing process for producing tires constructed of polyurethane.  We believe that we have developed unique polyurethane formulations that allow for the creation of tire products with superior performance characteristics, including abrasion resistance and load-bearing capabilities, compared to those of conventional rubber tires.  In addition, we believe that the manufacturing processes we have developed are more efficient than traditional tire manufacturing processes, in part because our polyurethane compounds do not require the processing steps, extreme heat, and high pressure that are necessary to cure rubber.  Using our polyurethane technologies, we believe tires can be produced that are cost-competitive, and more durable and more fuel efficient than existing rubber tires.

Business Strategy

Within the overall tire market, we have chosen to focus our immediate attention and resources on the specialty tire segment.  We believe industries that rely upon specialty tires, such as mining, materials handling, construction, agriculture and forestry, are well suited to benefit from our polyurethane technologies due to their severe operating conditions, the high cost of tire failure and current tire shortages.

We intend to commercialize our polyurethane technologies through licensing agreements, co-development projects, and the sale of equipment, chemical formulations and tire products to strategic partners consisting of industry leading tire manufacturers and users of specialty tires.  We expect these strategic relationships to result in revenue opportunities for Amerityre as well as further development of polyurethane technologies.  We have already begun to establish important relationships:

•

In October 2005, we entered into a development agreement with a leading recreational boat manufacturer to design and develop a polyurethane elastomer run-flat tire for boat trailers.

•

In July 2006, we entered into an agreement with a  South Korean company to manufacture and distribute our polyurethane closed-cell foam tire products in Asia.

•

In August 2006, we entered into a memorandum of understanding with a manufacturer of specialty tires to develop, produce and test solid tires, semi-solid tires, off-the-road (OTR) tires and medium radial truck retreads made with our polyurethane elastomer compound.

•

Effective, September 1, 2006 we entered into a manufacturing license agreement with a Chinese company to manufacture retreads using our polyurethane elastomer compound for large size OTR tires used in mining operations.

In addition to the commercialization strategy outlined above related to tire products, we believe there is a significant opportunity to apply our polyurethane technologies to industries outside of the tire market.  We believe that product performance improvements can be realized by substituting our polyurethane compounds for both rubber and inferior polyurethane materials.  There are numerous product categories that can benefit from the unique characteristics of our polyurethane compounds, such as encapsulated glass products, carpet backing, building materials and protective coatings.

Products

Our polyurethane material technology is based on two key proprietary formulations, closed-cell polyurethane foam, which is a lightweight material with high load-bearing capabilities for light-use applications, and Elastothane™, a high performance polyurethane elastomer with high load-bearing capabilities suitable for heavy-use  applications.  We identify the polyurethane elastomer as Elastothane™.

Our Closed-Cell Polyurethane Foam Products

We currently manufacture several lines of closed-cell polyurethane foam tires for bicycles, wheelchairs, lawn and garden products such as wheelbarrows and hand trucks and outdoor power equipment products.  Our closed-cell polyurethane foam products are often referred to as flat-free, because they have no inner tube, do not require inflation and will not go flat even if punctured.

Our closed-cell polyurethane foam is a lightweight material that contains millions of air bubbles.  This property allows us to manufacture foam tires with a ride quality similar to that of a pneumatic tire.  Our closed-cell foam tires will not absorb moisture but rather will shed water just like any other tire.  In tests commissioned by us and conducted by an independent laboratory, our tires outperformed standard rubber tires used in the same applications in every category tested, including shock absorbency, weathering effects and durability.

Our closed-cell polyurethane foam tires are mounted on the wheel rim in much the same way as a pneumatic tire.  Our closed-cell polyurethane foam products are virtually maintenance free, eliminating the need to make tedious puncture repairs and offering superior wear to rubber based tires.

Our ElastothaneTM Products

We are developing tires using ElastothaneTM for use in a variety of applications, such as mining, materials handling, construction, agriculture and forestry use.  We have developed and continue to develop various processes related to manufacturing tires from liquid elastomers.  In order to design and produce polyurethane tires suitable for these applications, we have invented the manufacturing equipment necessary to produce these tires in limited quantities and currently have three patents and 10 pending patent applications with respect to various aspects of this technology.  This work is ongoing and we expect to make improvements to the processes and equipment as needed so that these tires can be produced in commercial quantities.  ElastothaneTM and the technology to produce tires using this proprietary formulation are significant to us because we believe that they allow for the creation of tires that can be produced quickly and less expensively than traditional rubber pneumatic tires, while meeting or exceeding the performance characteristics of those tires.  The ElastothaneTM products we are developing are further described below.

Polyurethane Elastomer Passenger Car Tire and the Arcus® Run-Flat Tire.  In 2001, we developed polyurethane elastomer pneumatic  passenger car tires that we were able to drive for over 500 miles without air pressure and with several holes in the sidewalls.  These tires did not contain traditional tire reinforcement materials, such as beads, belts and plies.  We then developed Arcus®, a patented system for integrating these reinforcement materials in our ElastothaneTM  tires.  The Arcus® Run-Flat Tire is designed to operate at normal air pressure, yet continue to perform normally for up to 200 miles without air.

We have produced a limited number of Arcus® passenger car tires and have conducted independent laboratory testing to demonstrate these tires comply with the Federal Motor Vehicle Safety Standards, or FMVSS.  In April 2004, our Arcus® Run-Flat tire was successfully tested by an accredited test laboratory approved by the National Highway Traffic Safety Administration or NHTSA, to certify compliance with the laboratory test procedures required under FMVSS 109, the current safety standard for pneumatic passenger car tires.  We know of no other company that has produced a pneumatic polyurethane passenger car tire that has passed these standards.  Additionally, an independent laboratory test demonstrated that our Arcus® Run-Flat tire had 45% less rolling resistance than a comparable rubber run-flat car tire.  The independent laboratory test indicated that the lower rolling resistance would result in a more than a 12% increase in fuel economy for a car equipped with Arcus® Run-Flat tires.

Non-Pneumatic Zero-Pressure Temporary/Spare Tire.  We have completed the developmental phase of a non-pneumatic zero-pressure temporary/spare tire using ElastothaneTM.  This solid Elastothane™ tire was developed for potential use as a temporary/spare tire for passenger vehicles.  These tires do not contain air and do not require inflation.  In April 2005, prototype non-pneumatic temporary/spare tires were successfully tested by an accredited test laboratory approved by NHTSA to certify compliance with the laboratory test procedures required under FMVSS 129, the standard applicable to new non-pneumatic tires.  We view this as a major breakthrough in tire technology because we believe no other company that has developed a non-pneumatic tire that complies with FMVSS 129.  We believe these tires will provide car owners with a safer, more reliable temporary/spare tire.  We have initiated discussions with automobile manufacturers to explore the opportunity to make these tires available to their original equipment manufacturer, or OEM, customers as spare tires.  In addition, we continue testing prototype designs of the non-pneumatic temporary/spare tire for other applications.

Polyurethane Elastomer Retread Material.  We have developed a manufacturing process for retreading medium commercial truck tires with ElastothaneTM.  We believe our retreading process has broad application for the commercial truck tire market.  Our tire retreading process involves applying the polyurethane tread compound to the rubber tire casing in such a way that the tread “seamlessly locks” to the tire casing without high heat, pressure or curing.  We have conducted a series of pull tests at an independent laboratory to test the adhesion of our ElastothaneTM tread compound to rubber tire casings.  The test results indicated that our compounds meet acceptable industry standards.  In addition, we have conducted field tests of our ElastothaneTM retreads on vehicles used at a mine site for a mining company.  Subject to our obtaining adequate financing, we plan to build an OTR tire retread facility, either independently or with a strategic partner.

While the sale of polyurethane foam tires to OEMs, distributors and retail stores accounts for all of our revenue at this time, ElastothaneTM and the technology to produce tires using this proprietary formulation are significant to our potential future growth.  Our business model provides for a diversified revenue stream.  We intend to generate revenue through license agreements relating to the use of our patented manufacturing methods and systems; the sale of specialty equipment; the sale of proprietary chemical systems; the sale of a select number of finished tire products; and contract research and development services.

Raw Materials and Supplies

The two principal chemical raw materials required to manufacture our products are known generically as polyols and isocyanates.  We purchase our chemical raw materials from multiple third-party suppliers.  In addition, we purchase various quantities of additional chemical additives that are mixed with the polyols and isocyanates.  These additional chemicals are also available from multiple suppliers.  Critical raw materials are generally sourced from at least two vendors to assure adequate supply and price competition.

We believe that sufficient quantities of chemical raw materials can be obtained through normal sources to avoid interruption of production.  However, with respect to both polyols and isocyanates, worldwide demand is increasing and may exceed current capacity.  If we are successful in implementing our business strategy, the quantities of chemical raw materials required by us or by others that utilize our technology may increase significantly.  Shortages, if any, may result in price increases that we may or may not be able to pass on to our customers by means of corresponding changes in product pricing.  Therefore, our ability or inability to pass the full amount of price increases through to customers, and raw material price increases could adversely affect our results of operations.

In addition to the chemical raw materials, we purchase steel and plastic wheel components for use in tire and wheel assemblies.  We purchase these components from multiple third-party suppliers.  Over the past two years we have experienced price increases for steel wheel components but no supply delays or shortages.  To reduce the impact of these price increases, we have found lower-cost alternative suppliers for steel wheel components.  We believe that we can continue to purchase wheel components from multiple sources without any substantial difficulty.

Operations/Manufacturing

Our closed-cell polyurethane foam products are manufactured utilizing single or multiple stationed carousel centrifugal molding presses.  We produce closed-cell foam products using these presses by pouring a proprietary polyurethane formula into a mold, which then spreads out in the mold through centrifugal force.  The molding process occurs by reacting MDI with polyol and other chemicals.  The chemical reaction causes a cross linking of the chemicals, which thereafter become solid.  The manufacturing process for a closed-cell polyurethane foam product takes less than two minutes.  The closed-cell polyurethane foam product can then be removed from the mold and the process is repeated.

We have also invented manufacturing processes to make tires for vehicles from polyurethane elastomer. We believe this manufacturing process offers significant advantages over the process for producing rubber tires.  Our polyurethane car tire technology is best summarized as a combination of specially formulated chemicals coupled with unique manufacturing processes and tire building techniques.

We believe that manufacturing a passenger car tire using our manufacturing technology will significantly reduce the cost of a tire manufacturing plant.  Because of our simplified manufacturing process, much of the equipment typically required to produce rubber tires is not necessary, and an Elastothane™ tire manufacturing plant will require much less square footage and require less energy to run.

All of our closed-cell polyurethane foam products are inspected following the manufacturing process and prior to shipment to ensure quality. Any closed-cell foam products considered by our quality control personnel to be defective are disposed of through traditional refuse collection services or can be ground into pellets, which can be melted and reused to make other products and reduce waste of raw materials.  We expect to implement similar quality control procedures with respect to any Elastothane™ products that we produce.

Information Systems

We use commercial computer aided design, or CAD, software in connection with engineering and designing our products.  This software allows us to integrate our proprietary manufacturing and production data with our design technology, enabling our engineering department to leverage our previous manufacturing and test results to predict the performance characteristics of new product designs.  For general business purposes, we use Microsoft Dynamics GP for financial, distribution, manufacturing, customer relationships and payroll management.

Sales, Marketing and Distribution

Historically, we have been primarily a technology company in the development stage, manufacturing a limited number of products for the purpose of validating our polyurethane materials and manufacturing technology.  We now have an extensive line of closed-cell polyurethane foam tire products for various product segments.  Our two full-time sales representatives are actively targeting OEMs of lawn, garden and outdoor power equipment that utilize tires in significant volume through telephone and in person meetings.  Our sales representatives are also working to establish broader distribution for our products in the aftermarket by contacting major regional distributors, retail cooperatives and chains that sell lawn and garden products, bicycle tires and hand truck tires to the aftermarket.

Our polyurethane elastomer technology is currently marketed by our principal executive officers through direct contact with representatives at international and domestic automobile and tire industry manufacturers as well as end-users.  This sales strategy is enhanced by introductions provided by members of our Board of Directors and our Advisory Group.  If successful, the meetings will be followed by the development of a product designed for the potential end-users and a subsequent period of evaluation and testing.  We intend to shift the responsibility of marketing our polyurethane elastomer technology from our principal executive officers to full time sales and marketing personnel once we determine that our technology has been commercially established.

Customers

We have one customer, Central Purchasing, that accounted for approximately 23%, 12% and 9% of total sales during the fiscal years ended June 30, 2006, 2005 and 2004, respectively. We don't believe that the loss of this customer would have a material adverse effect on our business.  In general, our customers include OEMs of lawn, garden and outdoor power equipment, regional distributors, retail cooperatives and chains that sell lawn and garden products, bicycle tires and hand truck tires to the aftermarket.

Competition

There are several companies that produce not-for-highway-use or light-use tires from polyurethane foam such as Green Tire, UK, Alshin Tire, USA, KIK Technology International, Inc., USA, Woo Tire, China and Krypton-India, India.  We believe our closed-cell polyurethane foam tires differ from the polyurethane foam tires offered by the above competitors because our products contain millions of closed-cell versus open-cell air bubbles.  By closing the cells, our products have higher load bearing characteristics than tire products with open-cell polyurethane foam, while effectively producing a ride quality comparable to a pneumatic tire.

In addition to manufacturers of polyurethane foam tires, we compete directly with companies that manufacture and market traditional not-for-highway-use, light-use pneumatic, semi-pneumatic, and solid tires made from rubber.  The not-for-highway use tire industry has historically been highly competitive and several of our competitors have financial resources that substantially exceed ours. In addition, many of our competitors are very large companies, such as Kenda, Taiwan, Maxxis International, Taiwan, and Carlisle Tire, USA, that have established brand name recognition, have established distribution networks for their products, and have developed consumer loyalty to such products.

We know of no other companies that have the technology necessary to formulate and produce polyurethane elastomer compounds suitable for either highway or OTR tire use.  To our knowledge, no other company has produced polyurethane pneumatic and/or non-pneumatic passenger car tires that comply with FMVSS for those tires.  However, there are several domestic and international companies that produce rubber tires for highway or OTR use, most of which are larger and have greater financial resources than we do.  Significant competitors in the highway tire market include Goodyear, Bridgestone/Firestone and Michelin.  Significant competitors in the OTR tire market include Bridgestone/Firestone, Michelin and Carlisle Companies Incorporated.

Intellectual Property Rights

We seek to obtain patent protection for, or to maintain as trade secrets, those inventions that we consider important to the development of our business.  We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and branding.  We control access to our proprietary technology and enter into confidentiality agreements with our employees and other third parties.  We own 6 issued U.S. patents and 10 additional pending U.S., international and foreign patent applications.  As of June 30, 2006, we had no issued or granted foreign patents.  We use various trademarks in association with marketing our products, including the names Arcus®, Amerityre®, Elastothane™ and Tire Technology for the 21st Century™.

Trade Secrets

Our polyurethane material technology is based on two key proprietary formulations, a closed-cell polyurethane foam, which is a lightweight material with high load-bearing capabilities for light-use applications, and polyurethane elastomer, which is a high performing material with high load-bearing capabilities for heavy-use applications.  The polyurethane elastomer material is identified by us as Elastothane™.

We restrict access to our key proprietary formulations to a limited number of our executive officers and managers.  Documentation of our proprietary formulations is secured in a safe deposit box.  We have not applied for patent protection of our proprietary formulations because such applications would require us to publicly disclose these formulations.  Instead, we have chosen to maintain these formulations as trade secrets.

Patents

Set forth in the schedule below are patents that have been issued or for which a patent application is pending with respect to our technology.

Description of Patent	U.S. Patent App/Serial No.	Issued Date or Date Filed	Brief Description/Purpose
Spin Casting Apparatus for Manufacturing an Item From Polyurethane Foam	5,906,836	5/25/1999	Broader application to products other than tires for centrifugal method of manufacturing
Method for Making Tires and the Like	6,165,397	12/26/2000	Applies to pouring the material at the inside diameter (where the tire starts) during the manufacturing process
Non-Pneumatic Tire and Rim Combination	6,431,235	8/13/2002	Applies to how the polyurethane foam tires mechanically locks to the wheel/rim without tire beads
Run-Flat Tire with Elastomeric Inner Support	6,679,306	1/20/2004	Applies to a polyurethane insert within a tire to create a “run-flat” system
Elastomeric Tire with Arch Shaped Shoulders	6,971,426	12/06/2005	Applies the design of the Arcus® run-flat tire (the first polyurethane elastomer tire to run with or without air)
Tire Core Package for Use in Manufacturing a Tire with Belts, Plies and Beads and Process of Tire Manufacture	6,974,519	12/13/2005	Applies to how we put the plies, beads and belts on a mandrel or bladder to be placed inside a mold for manufacturing a tire
Method and Apparatus for forming a core of plies, belts and beads and for positioning the core in a mold for forming an Elastomeric tire and the formed Elastomeric Tire	10/860,997	6/4/2004	Applies to method used to lock the tire beads into place within the tire mold during the manufacturing process
Method and Apparatus for Forming a Core of Plies, Belts and Beads and for positioning the core in a mold for forming an Elastomeric tire	10/909,807	8/2/2004	Applies to improvements on how we put the plies, beads and belts on a mandrel or bladder to be placed inside a mold for manufacturing a tire
Method and Apparatus for Vacuum Forming an Elastomeric Tire	10/936,635	9/4/2004

Applies to polyurethane tires and the method we employ to evacuate air from the mold while moving material through the mold utilizing a vacuum process to eliminate air pockets within the matrix of the material

Method and Apparatus for Vacuum Forming a Wheel from a Urethane Material	11/116,633	4/29/2005

Applies to the method we employ to coat a light gauge steel or aluminum wheel by evacuating air from the mold while moving material through the mold utilizing a vacuum process to eliminate pockets of air within the matrix of the material. The resulting product becomes a “Composite” wheel.

Plies Sleeve for use in Forming an Elastomeric Tire	11/328,400	1/10/2006	Applies to the how the tire beads and tire plies are assembled prior to putting them on a mandrel or a core/bladder
Run-Flat Tire Insert System	11/166,427	6/27/05	Applies to how to utilize an insert on a wheel within a corresponding pneumatic tire
Air-No-Air Elastomeric Tire	11/203,542	8/12/05	Applies to a pneumatic tire that can run with our without air
Airless Spare Tire	11/286,424	11/25/05	Applies to a non-pneumatic tire
Belt For Use in Forming a Core for Manufacturing an Elastomeric Tire	11/451,467	6/9/2006	Applies to the belt package used in a pneumatic tire
Apparatus for Vacuum Forming a Tire, Wheel or Other Item from an Elastomeric Material	11/438,142	5/22/06	Applies to an improvement in the vacuum forming equipment used to manufacture a tire and other items

Trademarks

Set forth in the schedule below are the United States trademarks that have been registered or for which a trademark application has been filed.

Trademarks	Registration/Serial #	Issued/Filed
Amerityre	2,401,989	11/7/2000
21st Century Tire	76/572,044	1/26/04
Logo	3,118,909	7/25/2006
Tire Technology for the 21st Century	76/641,444	6/20/2005
Twenty-First Century Tire	76/572,042	1/26/04
Arcus	2,908,077	12/7/2004
Atmospheric	3,089,313	5/9/2006
New Tire for a New Century	76/572,043	1/26/2004
Elastothane	76/546,135	9/9/2003

We also own certain trademark applications and/or trademark registrations relating to the Arcus trademark in Panama, Korea, Japan, Argentina and Canada.

As discussed under “Legal Proceedings” Continental Automotive Licensing Corp. filed a petition for Cancellation #92045199 in the United States Patent and Trademark Office against Richard A. Steinke, our Chairman and Chief Executive Officer concerning the registration of Amerityre®, Registration No. 2,401,989.  Our registration of the Amerityre® trademark was issued November 7, 2000 by the Trademark Office to Mr. Steinke and assigned by him to us in June 2001.  We believe that we have strong defenses to the petition and we plan to vigorously defend our use and registration of the trademark.

Employees

As of August 31, 2006 we had 26 full-time employees, including 15 salaried and 11 hourly employees.  We may hire temporary labor for manufacturing needs as required.  We believe that we will be able to hire a sufficient quantity of qualified laborers in the local area to meet our employment needs.  Our manufacturing process does not require special training, other than orientation to our production techniques and specific equipment.  None of our employees is represented by a labor union or a collective bargaining agreement.  We consider our relations with our employees to be good.

Research and Development

Our research and development activities are focused primarily on developing ElastothaneTM for use in multiple tire applications as discussed above. However, over time, and provided we have sufficient funding, we intend to devote a portion of our research and development efforts to the identification and development of additional applications for our polyurethane technology outside of the tire industry.

Regulatory Environment

Tire manufacturers must comply with a wide range of government- and industry- imposed standards and regulations.  In order to commercially market motor vehicle tires in the U.S., manufacturers must comply with the FMVSS, which are promulgated by the National Highway Traffic Safety Administration.  In addition to FMVSS, tire manufacturers are subject to a variety of national and local laws and regulations, many of which deal with the environment and health and safety issues, including specific requirements related to tire strength, performance and endurance.  Regulations may change in response to judicial proceedings, legislative and administrative proposals, government policies, competition, and technological developments.

ITEM 1A. RISK FACTORS

Historically, we have lost money from operations and we have made no provision for any contingency, unexpected expenses or increases in costs that may arise.

We are an early-stage company and our products have not obtained broad market acceptance.  If we are not able to obtain adequate sources of funds to operate our business we may not be able to continue as a going concern.

Since inception, we have been able to cover our operating losses from the sale of our securities.  We cannot assure you, however, that these sources of funds will be available to cover future operating losses.

Our business operations and plans could be adversely affected in the event we need additional financing and are unable to obtain such funding when needed.  To the extent that our business strategy requires expanding our operations, such expansion could be costly to implement and may cause us to experience significant continuing losses.  It is possible that our available short-term assets and anticipated revenues may not be sufficient to meet our operating expenses, business expansion plans, and capital expenditures for the next twelve months.  Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain opportunities for the commercialization of our technology and products.  If we cannot generate adequate sales of our products, or increase our revenues through licensing of our technology or other means, then we may be forced to cease operations.

In order to succeed as a company, we must continue to develop commercially viable products and sell adequate quantities of products at prices sufficient to generate profits.  We may not accomplish these objectives. Even if we are successful in increasing our revenue base, a number of factors may affect future sales of our products.  These factors include whether competitors produce alternative or superior products and whether the cost of implementing our products is competitive in the marketplace.

In addition, we are attempting to increase revenues through licensing our technology and manufacturing rights, and offering contract design and engineering services.  If these proposals are not viable in the marketplace, we may not generate revenues from these efforts.

Because we have limited experience, we may be unable to successfully manage planned growth as we complete the transition from a technology development company to a licensing, manufacturing and marketing company.

We have limited experience in the commercial manufacturing and marketing arena, limited product sales and marketing experience, and limited staff and support systems, especially compared to competitors in the tire industry.  In order to become profitable through the commercialization of our technology and products, they must be cost-effective and economical to implement on a commercial scale.  Furthermore, if our technologies and products do not achieve, or if they are unable to maintain, market acceptance or regulatory approval, we may not be profitable.

Our success depends, in part, on our ability to license, market and distribute our technologies and products effectively.  We have limited experience in the sale and marketing of our lawn and garden products and no significant experience in the marketing and sale of our proposed mining industry and highway-use products.  We have limited manufacturing, marketing and distribution capabilities.  Although we have hired consultants to assist us in this transition period, we cannot assure you that we will properly ascertain or assess any and all risks inherent in the industry.  We may not be successful in entering into new licensing or marketing arrangements, engaging independent distributors, or recruiting, training and retaining a larger internal marketing staff and sales force.  If we are unable to meet the challenges posed by our planned licensing, manufacturing, distribution and sales growth, our business may fail.

We are subject to governmental regulations, including environmental and health and safety regulations.

Our business operations are subject to a variety of national, state and local laws and regulations, many of which deal with the environment and health and safety issues. We believe we are in material compliance with applicable environmental and worker health and safety requirements. However, material future expenditures may be necessary if compliance standards change or material unknown conditions that require remediation are discovered. If we fail to comply with present and future environmental and worker health and safety laws and regulations, we could be subject to future liabilities or interruptions in our operations, which could have a material adverse affect on our business.

The markets in which we sell our products are highly competitive.

The markets for our products are highly competitive on a global basis, with a number of companies having significantly greater resources and market share than us.  Many of our competitors also maintain a significantly higher level of brand recognition than we do.  Because of greater resources and more widely accepted brand names, many of our competitors may be able to adapt more quickly to changes in the markets we have targeted or devote greater resources to the development and sale of new products.  Most of the products we have developed have not obtained broad market acceptance and rely on our emerging technology.  To improve our competitive position, we will need to make significant ongoing investments in manufacturing, customer service and support, marketing, sales, research and development and intellectual property protection.  We cannot assure you that we will have sufficient resources to continue to make such investments or that we will maintain or improve our competitive position within the markets we serve.

We attempt to protect the critical elements of our proprietary technology as trade secrets.  Because of our reliance on trade secrets, we are unable to prevent third parties from independently developing technologies that are similar or superior to our technology or from successfully reverse engineering or otherwise replicating our technology.

In certain cases, where the disclosure of information required to obtain a patent would divulge critical proprietary data, we may choose not to patent elements of our proprietary technology and processes which we have developed or may develop in the future and instead rely on trade secret laws to protect certain elements of our proprietary technology and processes.  For example, we rely on trade secrets to protect our two key polyurethane formulations.  These formulations are critical elements of and central to our proprietary technology.  Our trade secrets could be compromised by third parties, or intentionally or accidentally by our employees.  There also can be no assurance that others will not independently develop technologies that are similar or superior to our technology.  Third parties may also legally reverse engineer our products.  Independent development, reverse engineering, or other legal copying of those elements of our proprietary technology that we attempt to protect as trade secrets could enable third parties to benefit from our technologies without compensating us.  The protection of proprietary technology through claims of trade secret status has been the subject of increasing claims and litigation by various companies both in order to protect proprietary rights as well as for competitive reasons, even when proprietary claims are unsubstantiated.  The prosecution of litigation to protect our trade secrets or the defense of such claims is costly and unpredictable given the uncertainty and rapid development of the principles of law pertaining to this area.  We may also be subject to claims by other parties with regard to the use of technology information and data that may be deemed proprietary to others.  The independent development of technologies that are similar or superior to our technology or the reverse engineering of our products by third parties would have a material adverse effect on our business and results of operations.  In addition, the loss of our ability to use any of our trade secrets or other proprietary technology would have a material adverse effect on our business and results of operations.  Because trade secrets do not ensure exclusivity and pose such issues with respect to enforcement, third parties may decline to partner with us or may pay lesser compensation for use of our technology which is protected only by trade secrets.

Our business depends on the protection of our patents and other intellectual property and may suffer if we are unable to adequately protect such intellectual property.

Our success and ability to compete are substantially dependent upon our intellectual property.  We rely on patent, trademark and copyright laws, trade secret protection and confidentiality or license agreements with our employees, customers, strategic partners and others to protect our intellectual property rights.  However, the steps we take to protect our intellectual property rights may be inadequate.  There are events that are outside of our control that pose a threat to our intellectual property rights as well as to our products and services.  For example, effective intellectual property protection may not be available in every country in which we license our technology or our products are distributed.  Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective.  Any impairment of our intellectual property rights could harm our business and our ability to compete.  Also, protecting our intellectual property rights is costly and time consuming.  Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.  In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us.

We have been granted several U.S. patents and have several U.S. patent applications pending relating to certain aspects of our manufacturing technology and use of polyurethane to make tires and we may seek further patents on future innovations.  Our ability to either manufacture products or license our technology is substantially dependent on the validity and enforcement of these patents and patents pending.  We cannot assure you that our patents will not be invalidated, circumvented or challenged, that patents will be issued for our patents pending, that the rights granted under the patents will provide us competitive advantages or that our current and future patent applications will be granted.

Third parties may invalidate our patents

Third parties may seek to challenge, invalidate, circumvent or render unenforceable any patents or proprietary rights owned by or licensed to us based on, among other things:

•

subsequently discovered prior art;

•

lack of entitlement to the priority of an earlier, related application; or

•

failure to comply with the written description, best mode, enablement or other applicable requirements.

United States patent law requires that a patent must disclose the “best mode” of creating and using the invention covered by a patent.  If the inventor of a patent knows of a better way, or “best mode,” to create the invention and fails to disclose it, that failure could result in the loss of patent rights.  Our decision to protect certain elements of our proprietary technologies as trade secrets and to not disclose such technologies in patent applications, may serve as a basis for third parties to challenge and ultimately invalidate certain of our related patents based on a failure to disclose the best mode of creating and using the invention claimed in the applicable patent.  If a third party is successful in challenging the validity of our patents, our inability to enforce our intellectual property rights could seriously harm our business.

We may be liable for infringing the intellectual property rights of others.

Our products and technologies may be the subject of claims of intellectual property infringement in the future.  Our technologies may not be able to withstand any third-party claims or rights against their use.  Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle, could divert resources and attention and could require us to obtain a license to use the intellectual property of third parties.  We may be unable to obtain licenses from these third parties on favorable terms, if at all.  Even if a license is available, we may have to pay substantial royalties to obtain it.  If we cannot defend such claims or obtain necessary licenses on reasonable terms, we may be precluded from offering most or all of our products or services and our business and results of operations will be adversely affected.

Tires for highway use must meet applicable safety standards prior to marketing which could delay anticipated revenues and increase expenses, while off-the-road tires, although not subject to specific safety standards, are subject to discretionary industry performance evaluations based on product application.

Tires intended for highway use must meet applicable federal safety standards through various testing processes.  Our prototype polyurethane car tires, temporary spare tire, and medium commercial truck retread material are all subject to such standards.  The testing procedures involve submission of sample products to approved independent testing facilities, a process that may entail both significant time and expense.  Off-the road tires, including tire retread material, must meet the performance standards established by the manufacturers and end-users based on the criteria established by them after taking into account their specific needs, such as load capacity, terrain and proposed uses.  The applicable standards may be changed at any time and meeting current or future performance standards may require reevaluation and additional research and testing.

We have received approval for only a limited number of our highway-use products.  In the future, we may be unable to obtain the requisite approval for the sale of some of our products.  Therefore, the timing of product placement in the market may be difficult to determine, may require additional research, development and testing expenses, and we may not receive revenues from such products as planned.  Such delays, our inability to obtain the requisite approval and potential additional expenses could have a negative impact on cash flows, results of operations and business planning.

Because our proposed tire products are derived from new technology, our product liability insurance costs will likely increase and we may be exposed to product liability risks that could adversely affect profitability.

Even if tests indicate that our tires meet performance standards and our new highway-use tire products are approved for use, these products may subject us to significant product liability claims because the technology is new and there is little history of on-road use.  Moreover, because our products are and will be used in applications where their failure could result in substantial injury or death, we could also be subject to product liability claims.  Introduction of such new products and increased use of our existing products will most likely increase our product liability premiums and defense of potential claims could increase insurance costs even further, which could substantially increase our expenses.  Any insurance we obtain may not be sufficient to cover the losses incurred through such lawsuits.

Significant increases in the price of chemical raw materials, steel and other raw materials used in our products could increase our production costs and decrease our profit margins or make our products less competitive in the marketplace due to price increases.

The materials used to produce our products are susceptible to price fluctuations due to supply and demand trends, the economic climate and other unforeseen trends.  We have recently experienced increases in the cost of wheel components for our tire/wheel assemblies due to the increased cost of steel and have also seen increases in our chemical raw materials pricing.  Our raw materials pricing could increase further in the future.  Because we are introducing products that will compete, in part, on the basis of price, we may be unable to pass cost increases on to our customers.  If we are unable to pass on raw material cost increases to our customers, our future results of operations and cash flow will be materially adversely affected.

Our ability to execute our business plan would be harmed if we are unable to retain or attract key personnel.

Our polyurethane technology has been developed by a small number of the members of our management team and only a limited number of the members of our management team maintain the technical knowledge to produce our products.  Our future success depends, to a significant extent, upon our ability to retain and attract the services of these and other key personnel.  The loss of the services of one or more members of our management team could hinder our ability to effectively manage our business and implement our growth strategies.  Finding suitable replacements could be difficult, and competition for such personnel of similar experience is intense.  We do not carry key person insurance on any of our officers.  Furthermore, we have established an Advisory Group to advise us with respect to product development and marketing.  A loss of key members of the Advisory Group could adversely affect our ability to develop and market our products.

Costs associated with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 may be significant and could have a material adverse effect on our business, financial condition or results of operations.

Under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, our management is required to conduct an evaluation of the effectiveness of our internal control over financial reporting as of each year-end, beginning June 30, 2006.  We are required to include in our annual report on Form 10-K a report on our management's assessment of the effectiveness of our internal control over financial reporting.  Our independent registered public accounting firm also issues a report on management's assessment and on our internal control over financial reporting.

We have undertaken significant efforts to comply with the requirements of Section 404.  Costs associated with these efforts have been significant and will likely continue to be significant for us in the future, which could have a material adverse effect on our business, financial condition or results of operations.  In the past our registered independent public accounting firm has identified certain material weaknesses in our accounting procedures and a regulatory review of our periodic reports recently required us to restate certain items in our financial statements.  We can provide no assurance that similar or other matters would not be reported in our management's assessment of our internal control over financial reporting or our independent registered public accounting firm's audit report.  The report or perception of ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of June 30, 2006, we did not have any unresolved comments with the staff of the Securities and Exchange Commission.

ITEM 2. PROPERTIES

In October 2002, we leased our executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building, which includes approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  The term of the lease is five years and expires October 14, 2007, subject to our right to purchase the property that expires on October 15, 2006.  Subject to our obtaining adequate financing, we intend to purchase this property.  We believe our facility is sufficient to handle our administrative and research and development needs, and the 4.15 acres of land will facilitate additional expansion of our production capabilities, other than an OTR tire retread facility, for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We are involved in legal proceedings in the normal course of our business that we do not expect to have a material adverse effect on our business, financial condition or results of operations.  The significant proceedings in which we are involved are discussed below.

In November 2005, Continental Automotive Licensing Corp. filed a petition for Cancellation #92045199 in the United States Patent and Trademark Office against Richard A. Steinke, our Chairman and Chief Executive Officer, concerning the registration of Amerityre®, Registration No. 2,401,989.  Petitioner alleges that it has been damaged by the continued existence of the Amerityre® trademark and has asked the Trademark Office to cancel the registration.  Automotive Licensing Corp. bases its petition on its use and registration of various marks incorporating “AMERI” for tires.  Our registration and the Amerityre® trademark was issued November 7, 2000 by the Trademark Office to Mr. Steinke and assigned by him to us in June 2001.  We believe that we have strong defenses to the petition and we plan to vigorously defend our use and registration of the trademark.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 30, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective March 21, 2006, our common stock has been traded on the NASDAQ Capital Market under the symbol "AMTY."  Prior to that date, our common stock was quoted on the NASD’s OTC Bulletin Board. The following table sets forth for the periods indicated the high and low sale prices of our common stock.  Prices represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal year ended June 30,	High	Low

2006
Fourth Quarter	$9.22	$6.85
Third Quarter	$7.50	$4.51
Second Quarter	$6.50	$4.15
First Quarter	$7.45	$5.25

2005
Fourth Quarter	$7.45	$4.80
Third Quarter	$7.85	$4.95
Second Quarter	$8.06	$6.00
First Quarter	$9.75	$6.45

2004
Fourth Quarter	$11.95	$8.20
Third Quarter	$12.74	$6.69
Second Quarter	$6.42	$3.90
First Quarter	$5.38	$3.45

The last reported sale price of our common stock on the NASDAQ Capital Market on September 1, 2006 was $6.15 per share.  As of August 31, 2006, there were approximately 500 holders of record of our common stock and  21,020,180 shares of common stock outstanding based on information provided by our transfer agent, Interwest Transfer Company, 1981 E. Murray-Holladay Road, Holladay, Utah  84117.

Dividends

We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future.  Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors deems relevant.

Recent Issuances of Unregistered Securities

During May 2006 we issued 14,000 shares of restricted common stock for services valued at $115,080, or $8.22 per share, to a third-party entity for investor and media relations services for the period from May 8, 2006 through May 7, 2007.  All of our shares issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.  The selected balance sheet data as of June 30, 2005 and 2006 and the selected statements of operations data for each of the three years in the period ended June 30, 2006 have been derived from our audited financial statements, which are included elsewhere in this report.  The selected balance sheet data as of June 30, 2002, 2003 and 2004 and selected statements of operations data for the years ended June 30, 2002 and 2003 have been derived from our audited financial statements not included in this report.   Historical results are not necessarily indicative of the results to be expected in the future.

	For the Years Ended June 30,
	2002	2003	2004	2005	2006
	(in thousands, except share and per share data)
Statements of Operations Data:
Net sales	$506	$1,040	$1,419	$1,681	$2,026
Cost of sales	525	976	1,114	1,233	1,546

Gross profit (deficit)	(19)	64	305	448	480

Expenses:
Consulting	1,505	340	371	77	99
Advisory Group expense (1)	–	–	–	6,134	--
Depreciation and amortization	223	299	296	386	385
Research and development (2)	–	29	572	881	791
Selling, general and administrative (3)	2,030	2,505	3,807	3,093	4,629

Total expenses	3,758	3,173	5,046	10,571	5,904

Loss from operations	(3,777)	(3,109)	(4,741)	(10,123)	(5,424)
Other income	31	17	20	50	100

Net loss	$(3,746)	$(3,092)	$(4,721)	$(10,073)	$(5,324)

Basic net loss per share	$(0.27)	$(0.21)	$(0.26)	$(0.53)	$(0.26)
Weighted average number of shares outstanding	13,662,411	14,796,744	17,846,910	18,931,779	20,350,981

	At June 30,
	2002	2003	2004	2005	2006
	(in thousands)
Condensed Balance Sheet Data:
Cash and cash equivalents	$774	$2,491	$1,591	$2,122	$3,066
Total current assets	$1,341	$3,137	$2,415	$3,081	$4,289
Total assets	$2,046	$4,583	$4,061	$4,627	$6,140
Total liabilities (4)	$116	$95	$59	$85	$357
Total stockholders’ equity	$1,930	$4,488	$4,002	$4,542	$5,784

(1)  During the period ended September 30, 2004, we issued options to acquire an aggregate of 3,000,000 shares of our common stock to certain non-employees in connection with an advisory agreement.  We recognized a total of $6,134,000 in expense associated with the issuance of these options and deferred $1,000,000 as stock offering costs.  In February 2006, we closed a private placement of our securities and charged the $1,000,000 of deferred stock offering costs against the gross proceeds of the offering.  We estimated the fair value of the stock options at the grant date by using the Black-Scholes option pricing model.

(2)  Research and development expenses were not broken out of selling, general and administrative expenses until 2003.

(3)  Fiscal year ended June 30, 2006 includes deferred compensation expense for employee stock options of $664,171, in accordance with SFAS 123(R).

(4)  All liabilities are current liabilities.  We do not currently have any long-term liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance or financial condition.  Such statements are only predictions and the actual events or results may differ materially from the results discussed in or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Part I. Item 1A. Risk Factors" as well as those discussed elsewhere in this report.  The historical results set forth in this discussion and analysis are not necessarily indicative of trends with respect to any actual or projected future financial performance.  This discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report.

Overview

We were incorporated as a Nevada corporation on January 30, 1995 under the name American Tire Corporation and changed our name to Amerityre Corporation in December 1999.  Since our inception in 1995, we have been engaged in the research and development of technologies related to the formulation of polyurethane compounds and the manufacturing process for producing tires constructed of polyurethane.  We believe that we have developed unique polyurethane formulations that, when used in tire applications, substantially simplify the production process and allow for the creation of products with superior performance characteristics, including abrasion resistance and load-bearing capabilities, than conventional rubber tires.  We also believe that the manufacturing processes we have developed to produce polyurethane tires are more efficient than traditional tire manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure that are necessary to cure rubber.  Using our polyurethane technologies, we believe tires can be produced that last longer, are less susceptible to failure and offer improved fuel economy.

Our aggregate revenues for the year ended June 30, 2006, June 30, 2005 and June 30, 2004 were $2.03 million, $1.68 million and $1.42 million, respectively, and our aggregate cost of revenues during those same periods were $1.55 million, $1.23 million and $1.11 million, respectively.  For the year ended June 30, 2006, June 30, 2005 and June 30, 2004, we had net losses of $5.32 million, $10.07 million and $4.72 million, respectively, and we expect to incur significant additional expenses as we expand our business.  We also expect to incur losses in the near term, primarily due to increased selling, general and administrative expenditures related to the commercialization of our proprietary polyurethane elastomer, or ElastothaneTM, products and due to certain non-cash charges for compensation expense from the grant of stock options.

While the sale of polyurethane foam tires to original equipment manufacturers, distributors and retail stores accounts for all of our revenue at this time, ElastothaneTM and the technology to produce tires using this proprietary formulation are significant to our potential future growth.  Our business model provides for a diversified revenue stream.  We intend to generate revenue through license agreements relating to the use of our patented manufacturing methods and systems; the sale of specialty equipment; the sale of proprietary chemical systems; the sale of a select number of finished tire products; and contract research and development services.

Factors Effecting Results of Operations

Historically, our operating expenses have exceeded our revenues resulting in net losses of approximately $5.32 million, $10.07 million and $4.72 million in fiscal years ended June 30, 2006, 2005 and 2004, respectively. In each of these periods, our operating expenses consisted primarily of the following:

•

Cost of sales, which consists primarily of raw materials, components and production of our products, including applied labor costs and benefits expenses, maintenance, facilities and other operating costs associated with the production of our products;

•

Selling, general and administrative expenses, which consist primarily of salaries, commissions and related benefits paid to our employees and related selling and administrative costs including professional fees; and

•

Research and development expenses, which consist primarily of equipment and materials used in the development of our technologies;

•

Consulting expenses, which consist primarily of amounts paid to third-parties for outside services and amounts paid to Centurion Holdings, LLC, for advisory services related to capital raising and operational strategies;

•

Depreciation and amortization expenses which result from the depreciation of our property and equipment, including amortization of our intangible assets; and

•

Beginning July 1, 2005, our operating expenses also include amortization of deferred compensation that results from the expense related to certain stock options to our employees.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, deferred compensation and contingencies.  We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates allow us to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We believe the following accounting policies are our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that may be uncertain.  If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

Revenue Recognition

Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Generally, we ship all of our products FOB origination.

Valuation of Intangible Assets and Goodwill

At June 30, 2006, we had capitalized patent and trademark costs totaling $528,198.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  Amortization expense for the fiscal years ended June 30, 2006, 2005 and 2004 was $25,514, $30,847 and $1,309, respectively.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Statement of Financial Accounting Standards “SFAS” No. 142, "Goodwill and Other Intangible Assets."  We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

•

any changes in the market relating to the patents that would decrease the life of the asset;

•

any adverse change in the extent or manner in which the patents are being used;

•

any significant adverse change in legal factors relating to the use of the patents;

•

current-period operating or cash flow loss combined with our history of operating or cash flow losses;

•

future cash flow values based on the expectation of commercialization through licensing; and

•

current expectations that, more likely than not, the patents will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists of chemicals, finished goods produced in our plant and products purchased for resale.

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.

On July 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payments to employees and Directors, including employee stock options and stock purchases related to our employee stock option and award plans.  SFAS 123(R) supersedes our previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in the fiscal year ended June 30, 2006.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).  We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year ended June 30, 2006.  Our financial statements as of and for the period ended June 30, 2006 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, our financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the fiscal year ending June 30, 2006 was $664,171, related to employee stock options granted during the year.  There was no stock-based compensation expense related to employee stock options recognized during the fiscal year ended June 30, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations.  Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and Directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Under the intrinsic value method, no stock-based compensation expense was recognized in our Statement of Operations, because the exercise price of our stock options granted to employees and Directors equaled the fair market value of the underlying stock at the date of grant.

Under SFAS 123(R), stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  At June 30, 2005, we had no unvested share-based payment awards that required the recognition of compensation expense during the fiscal year ended June 30, 2006.  Stock-based compensation expense recognized in our Statement of Operations for the fiscal year ended June 30, 2006 is based on the grant date fair value estimated in accordance with SFAS 123(e), and only includes compensation expense for share-based payment awards that were granted after July 1, 2005 and vested during the fiscal year ended June 30, 2006.  Stock-based compensation expense recognized in our Statement of Operations for the fiscal year ended June 30, 2006 assumes all awards will vest.  Therefore, no reduction has been made for estimated forfeitures.

The valuation of options and warrants granted to unrelated parties for services are measured as of the earlier of the date at which a commitment for performance by the counterparty to earn the equity instrument is reached, or the date the counterparty’s performance is complete.  Pursuant to the requirements of Emerging Issues Task Force No. 96-18, the options and warrants will continue to be revalued in situations where they are granted prior to the completion of the performance.

Seasonality

A substantial majority of our sales are to customers within the United States. We experience some seasonality in the sale of our closed-cell polyurethane foam tires for bicycles and lawn and garden products because sales of these products generally decline during the winter months in the United States.  Sales of our closed-cell polyurethane form tire products generally peak during the spring and summer months; typically resulting in greater sales volumes during the third and fourth quarters of the fiscal year.

Results of Operations

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our revenues and cash flows. These key performance indicators include:

•

Sales revenue, net of returns and trade discounts, which is an indicator of our overall business growth and the success of our sales and marketing efforts;

•

Gross profit, which is an indicator of both competitive pricing pressures and the cost of sales of our products;

•

Growth in our customer base, which is an indicator of the success of our sales efforts; and

•

Distribution of revenue across our products offered.

The following summary table presents a comparison of our results of operations for the fiscal years ended June 30, 2006, 2005 and 2004 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Fiscal Year Ended June 30,			Percent Change
	2004	2005	2006	2005 vs. 2004	2006 vs. 2005
	(in thousands)
Net sales	$1,419	$1,681	$2,026	18%	21%
Cost of sales	$1,114	$1,233	$1,546	11%	25%
Gross profit	$305	$448	$480	47%	7%
Selling, general, and administrative expenses (1)	$3,807	$3,075	$4,629	(19)%	51%
Research and development expenses	$572	$881	$791	54%	(10)%
Consulting expenses	$371	$77	$99	(79)%	29%
Depreciation and amortization expenses	$296	$386	$385	30%	– %
Advisory Group expense	$-	$6,134	$-	100%	(100)%
Loss on sales and impairment of assets	$-	$18	$-	100%	(100)%
Other Income	$20	$50	$100	150%	100%
Net loss	$(4,721)	$(10,073)	$(5,324)	113%	(47)%

(1)

Includes deferred compensation for employee stock options of $664,171 granted in the fiscal year ended June 30, 2006.

Year Ended June 30, 2006 Compared to the Year Ended June 30, 2005

Net Sales.   Sales of our closed-cell polyurethane foam products accounted for all of our sales revenue during the fiscal year ended June 30, 2006.  For the fiscal year ended June 30, 2006 we had $2,025,630 of net sales compared to $1,681,091 for 2005.  Net sales for the fiscal year ended June 30, 2006 increased by $344,539, or 21%, as compared with 2005 due primarily to a 17% increase in the number of product units sold to our original equipment manufacturer, retail chain and distributor customers through increased sales activities of our sales staff. During the fiscal year ended June 30, 2006 we had $22,814 and $3,916 of returns of our products and trade discounts, respectively, compared to $19,237 and $1,129, respectively, for the fiscal year ended June 30, 2005.

Cost of Sales.  For the fiscal year ended June 30, 2006 we had $1,545,753 of cost of sales, or 76% of net sales, compared to $1,233,181, or 73% of cost of sales for 2005.  Cost of sales for the fiscal year ended June 30, 2006 increased by $312,572, or 25%, as compared with 2005 due primarily to an increase in our net sales during the fiscal year ended June 30, 2006 and as a result of increased pricing of our chemical raw materials and wheel components during the first half of the fiscal year ended June 30, 2006, which was partially offset during the second half of the fiscal year ended June 30, 2006 by our obtaining reduced pricing on chemical raw materials and wheel components from new international suppliers.  We believe that our cost of sales can improve as our increased sales efforts generate additional product orders to take further advantage of manufacturing efficiencies.  During the fiscal year ending June 30, 2007, we believe that the foregoing measures may allow us to recapture some of the decrease in gross margin we experienced in the fiscal year ended June 30, 2006. However, we believe that it is too early to predict the extent to which our cost of sales may be reduced.  We believe we currently have sufficient foam product manufacturing equipment and employees to accomplish a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

Gross Profit.  For the fiscal year ended June 30, 2006 we had $479,877 of gross profit compared to $447,910 for 2005.  Gross profit for the fiscal year ended June 30, 2006 increased by $31,937, or 7%, as compared with 2005 due primarily to the increase in net sales.  Our gross profit margin decreased to 24% in 2006 from 27% for the fiscal year ended June 30, 2005.  The reduction in our gross profit for the fiscal year ended June 30, 2006 as compared to the fiscal year ended June 30, 2005 was the result of a 6% increase in our base chemicals and wheel component costs over the first half of the fiscal year ended June 30, 2006, offset by our obtaining reduced pricing on chemical raw materials and wheel components from new international suppliers. During the fiscal year ending June 30, 2007, we believe that the foregoing measures may allow us to recapture some of the decrease in gross margin we experienced during the fiscal year ended June 30, 2006.  However, it is too early to predict the extent to which our gross margin may improve.

Selling, General, and Administrative Expenses.  For the fiscal year ended June 30, 2006 we had $4,629,023 of SG&A expenses, including the amortization of deferred compensation, compared to $3,075,524 for 2005.  As we increased our commercialization efforts our SG&A for the fiscal year ended June 30, 2006 increased by $1,553,499, or 51%, as compared with 2005 due primarily to increased expenses in the following areas: approximately $509,000 in additional expense for the hiring of additional management personnel and for salary increases for existing management personnel; an increase of approximately $110,000 for travel and related expenses associated with product development and marketing expenses; $100,000 in litigation settlement expenses; $90,000 in legal expenses associated with regulatory compliance and litigation; and $64,000 in expenses associated with the listing of our common stock on the NASDAQ Capital Market.  In addition to the SG&A expenses listed above, we had deferred compensation, which is primarily related to the grant of options to our employees for the purchase of restricted stock.  We adopted SFAS 123 (R) on July 1, 2005 and as a result, we amortized $664,171 of deferred compensation compared to $0 for 2005 in the fiscal year ended June 30, 2006.

Research and Development Expenses.  For the fiscal year ended June 30, 2006 we had $790,877 of research and development expenses compared to $880,748 for 2005.  Our research and development expenses for the fiscal year ended June 30, 2006 decreased by $89,871, or 10%, as compared with 2005 due primarily to a reduction in outside testing services and prototype tooling, during the period.  We expect research and development expenses to increase approximately 25% during the fiscal year ending June 30, 2007 as we identify and pursue research and development projects of additional applications for our polyurethane technology outside the tire industry.

Consulting Expenses.  For the fiscal year ended June 30, 2006 we had $99,498 of consulting expenses compared to $77,000 for 2005.  Our consulting expenses for the fiscal year ended June 30, 2006 increased by $22,498, or 29%, as compared with 2005 due primarily to costs associated with the development of a tire pricing model used in our business planning that was completed and implemented during the fiscal year ended June 30, 2006.  During the fiscal year ending June 30, 2007 we expect consulting expenses to increase significantly, after taking into account our agreement to pay Centurion Holdings, LLC, or Centurion, $41,667 per month beginning September 2006, or $500,000 a year, until September 2008 for assisting us with our marketing and capital raising efforts and on various other operational strategies.

Depreciation and Amortization Expenses.  For the fiscal year ended June 30, 2006 we had $384,719 of depreciation and amortization expenses compared to $385,726 for 2005.  Our depreciation and amortization expenses for the fiscal year ended June 30, 2006 increased by $1,007, or 0.3%, as compared with 2005 due primarily to no longer expensing fully depreciated assets, partially offset by the depreciation expense for newly acquired assets during the period.

Advisory Group Expense.  For the fiscal year ended June 30, 2006, we had no Advisory Group expense compared to $6,134,000 for 2005.  We had no Advisory Group expense for the fiscal year ended June 30, 2006 because the fiscal 2005 expense was a non-recurring expense associated with the grant of options to purchase 3,000,000 shares of our common stock to certain non-employees/members of our Advisory Group in connection with an advisory agreement entered into during the fiscal year ended June 30, 2005. Our Advisory Group currently consists of Lee Iacocca and Joseph Grano, Jr.

Net Loss.  For the fiscal year ended June 30, 2006 we had a net loss of $5,324,240 compared to a net loss of  $10,073,008 for 2005.  Our net loss for the fiscal year ended June 30, 2006 decreased by $4,748,768 as compared with 2005 due to the non-recurring Advisory Group expense incurred during that year.  Excluding the non-recurring Advisory Group expense incurred during the fiscal year ended June 30, 2005, our net loss increased approximately $1,385,232 during the fiscal year ended June 30, 2006 as a result of additional expenses associated with the amortization of stock-based compensation and an increase in payroll and payroll taxes.

Year Ended June 30, 2005 Compared to the Year Ended June 30, 2004

Net Sales.  Sales of our closed-cell polyurethane foam products accounted for all of our sales revenue during the fiscal year ended June 30, 2005.  For the fiscal year ended June 30, 2005 we had $1,618,091 of net sales compared to $1,419,124 for 2004.  Net sales for the fiscal year ended June 30, 2005 increased by $198,967, or 18%, as compared with 2004 due primarily to an increase in the product pricing to all of our customers. During the fiscal year ended June 30, 2005 we had $19,237 and $1,129 in returns of our products and trade discounts, respectively, compared to $12,549 and $3,327, respectively, for the fiscal year ended June 30, 2004.

Cost of Sales.  For the fiscal year ended June 30, 2005 we had $1,233,181 of cost of sales, or 73% of net sales, compared to $1,114,230, or 78.5% of cost of sales for 2004.  Cost of sales for the fiscal year ended June 30, 2005 increased by $118,951, or 11%, as compared with 2004 due primarily to an increase in our net sales during the fiscal year ended June 30, 2005, which was partially offset by decreased pricing of our chemical raw materials and wheel components.

Gross Profit.  For the fiscal year ended June 30, 2005 we had $447,910 of gross profit compared to $304,894 for 2004.  Gross profit for the fiscal year ended June 30, 2005 increased by $143,016, or 47%, as compared with 2004 due primarily to the increase in net sales.  Our gross profit margin increased to 27% in 2005 from 21% for the fiscal year ended June 30, 2004.  The increase in our gross profit for the fiscal year ended June 30, 2005 as compared to the fiscal year ended June 30, 2004 was the result of improved manufacturing efficiency attributable to increasing the size of chemical batches, dedicating production shifts to longer production runs of  single products, and reducing labor costs by implementing line automation.

Selling, General, and Administrative Expenses.  For the fiscal year ended June 30, 2005 we had $3,075,524 of SG&A expenses compared to $3,806,995 for 2004.  SG&A for the fiscal year ended June 30, 2005 decreased by $731,471, or 19%, as compared with 2004 due primarily to decreased expenses of approximately $440,000 in employee salaries and compensation as a result of lower share-based compensation awarded to our Chief Executive Officer during the fiscal year ended June 30, 2005 compared to 2004.

Our SG&A expenses for the fiscal year ended June 30, 2005 do not include an expense of $6,134,000 for Advisory Group services associated with the grant of options to acquire an aggregate of 3,000,000 shares of our common stock to third-party consultants.  The value of the options was calculated using the Black-Scholes option pricing model.

Research and Development Expenses.  For the fiscal year ended June 30, 2005 we had $880,748 of research and development expenses compared to $572,002 for 2004.  Our research and development expenses for the fiscal year ended June 30, 2006 increased by $308,746, or 54%, as compared with 2005 due primarily to an increase in outside research consulting services and prototype tooling.

Consulting Expenses.  For the fiscal year ended June 30, 2005 we had $77,000 of consulting expenses compared to $370,666 for 2004.  Our consulting expenses for the fiscal year ended June 30, 2005 decreased by $293,666, or 79%, as compared with 2004 as a result of elimination of third party consulting services relating to development and implementation of a comprehensive sales and marketing program for our products that was completed and implemented during the fiscal year ended June 30, 2004.

Depreciation and Amortization Expenses.  For the fiscal year ended June 30, 2005 we had $385,726 of depreciation and amortization expenses compared to $296,232 for 2004.  Our depreciation and amortization expenses for the fiscal year ended June 30, 2005 increased by $89,494, or 30%, as compared with 2004 due primarily to an increase in capital and intangible assets either placed into service or otherwise acquired during the fiscal year ended June 30, 2005.

Advisory Group Expense.  For the fiscal year ended June 30, 2005 we had $6,134,000  of Advisory Group expense compared to none in fiscal 2004.  The Advisory Group expense incurred in the fiscal year ended June 30, 2005, was a result of the non-recurring expense associated with the grant of options to purchase 3,000,000 shares of our common stock to certain non-employees and members of our Advisory Group in connection with an advisory agreement entered into during the fiscal year ended June 30, 2005.

Net Loss.  For the fiscal year ended June 30, 2005 we had a net loss of $10,073,008 compared to a net loss of $4,721,255 for 2004.  Our net loss for the fiscal year ended June 30, 2005 increased by $5,351,753 as compared with 2004 primarily due to the non-recurring Advisory Group expense during the year and increases in research and development of $308,746, partially offset by the decreases in salaries and stock-based compensation.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents and payments received from our customers.  We have no long-term liabilities, and we do not have any significant credit arrangements.  Historically, our expenses have exceeded our revenues, resulting in operating losses.  From time to time, we have obtained additional liquidity to fund our operations through the sale of shares of our common stock.  In assessing our liquidity, our management reviews and analyzes our current cash balances on-hand, short-term investments, accounts receivable, accounts payable, capital expenditure commitments and other obligations.

During the fiscal year ended June 30, 2006, we engaged in two transactions that impacted our liquidity. These transactions were as follows:

•

We obtained approximately $1,410,000 in funding as a result of the exercise of certain outstanding options; and

•

We raised $3,870,000 in working capital through the private offering of our securities.

Cash Flows

The following table sets forth our consolidated cash flows for the fiscal years ended December 31, 2004, 2005 and 2006.

	Fiscal Year Ended December 31,
	2004	2005	2006
	(in thousands)
Net cash used by operating activities	$(2,198)	$(2,619)	$(3,407)
Net cash used in investing activities	(494)	(164)	(600)
Net cash provided by financing activities	1,793	3,314	4,950
Net (decrease) increase in cash and cash equivalents during period	$(899)	$531	$943

Net Cash Used By Operating Activities.  Our primary sources of operating cash are the issuance of common stock and receipts from our customers.  Our primary uses of operating cash are payments made to our vendors and employees. Net cash used by operating activities was $3,406,852 for the fiscal year ended June 30, 2006 compared to $2,618,898 for the fiscal year ended June 30, 2005.  The increase in cash used in operating activities is due to an increase in our selling, general and administrative expenses for the fiscal year ended June 30, 2006, compared to the fiscal year ended June 30, 2005.  Non-cash items include depreciation and amortization and the issuance of common stock for services and employee compensation.  Our net loss was $10,073,008 for the year ended June 30, 2005 compared to a net loss of $5,324,240 for the year ended June 30, 2006.  Net loss for the year ended June 30, 2005 included a non-cash expense of $6,134,000 for Advisory Group services associated with the grant of options to acquire an aggregate of 3,000,000 shares of our common stock to third-party consultants.  Net loss for the fiscal year ended June 30, 2006 included non-cash expenses of $664,171 for stock-based compensation related to employee stock options, $523,971 for common stock issued for services, and $384,719 for amortization and depreciation expenses.  Net changes in operating assets and liabilities resulted in a decrease to operating cash of $116,265 for the year ended June 30, 2005 and an increase in operating cash of $103,693 for the year ended June 30, 2006.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $164,071 for the fiscal year ended June 30, 2005 and $599,817 for the fiscal year ended June 30, 2006.  Our primary uses of investing cash for the fiscal year ended June 30, 2005 were $97,226 for patents and trademarks and $75,645 for property and equipment.  Our primary use of investing cash for the fiscal year ended June 30, 2006 was $120,556 for patents and trademarks and $479,261 for property and equipment.  Our primary source of investing cash for the fiscal year ended June 30, 2005 was $3,314,000 obtained from the issuance of common stock for cash.  Our primary source of investing cash for the fiscal year ended June 30, 2006 was $4,950,025 from the issuance of common stock for cash.

Net Cash Provided by Financing Activities.  Financing activities provided net cash of $1,792,632, $3,314,000, and $4,950,025 for the fiscal years ended June 30, 2004, 2005 and 2006, respectively.  Of the $1,792,632 in net cash provided by financing activities during 2004, $16,632 was associated with the receipt of a subscription receivable in connection with the sale of shares of common stock for cash, while the balance was received in connection with the issuance of common stock on the exercise of outstanding options for cash.  During the fiscal year ended June 30, 2005, the entire $3,314,000 in net cash provided by financing activities was derived from the issuance of common stock in connection with the exercise of outstanding options for cash.  Net cash provided by financing activities during the fiscal year ended June 30, 2006 totaled $4,950,025 consisting of $3,870,000 in cash proceeds from our private placement in February 2006; $1,410,000 in cash proceeds from the exercise of outstanding options; and $34,400 in cash proceeds from the exercise of outstanding warrants; all of which was offset by stock offering costs of $364,375.

Cash Position and Outstanding Indebtedness

Our total indebtedness at June 30, 2006 was $356,582 and our total cash and cash equivalents were $3,065,675, none of which is restricted.  Our total indebtedness at June 30, 2006 includes $246,536 in accounts payable. We have no long-term liabilities.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at June 30, 2006.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Facility lease (1)	$268	$214	$54	$—	$—
Other long-term liabilities (2)	1,000	375	625	—	—
Total contractual cash obligations	$1,268	$589	$679	$—	$—

(1)  In October 2002, we leased our executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building, which includes approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  The term of the lease is five years expiring October 14, 2007, subject to our right to purchase the property.  The base rent is $16,000 per month for the first year, with annual increases of $500 per month during the term of the lease.

(2)  In September 2004, we entered into an agreement with Centurion whereby Centurion assists us with our marketing and capital raising efforts and on various other operational strategies.  In exchange for such services we pay to Centurion $41,667 per month or $500,000 per year, beginning September 2006 and continuing through September 2008.

Future Capital Requirements

We believe that our cash on hand will be adequate to meet our current working capital, capital expenditure, and other cash requirements, but to fully implement our business plan, we believe we will need additional capital to fund an increase of approximately 25% in our research and development expenses that we expect to incur during the fiscal year ending June 30, 2007.  The increase in our research and development expenses will be used to identify and pursue research and development projects of additional applications for our polyurethane technology outside the tire industry.

Although we believe that we will successfully implement our business plan, management cannot give any assurances that it will be able to do so or that we will ever operate profitably.  Our business plan assumes, among other things, that our selling, general and administrative expenses will continue at a rate similar to the rate we experienced for the fiscal year ended June 30, 2006, that we will not experience a material decline in our product pricing, and that we will not experience a material increase in our customer bad debt.  Beginning in September 2006, we are obligated to pay Centurion $41,667 per month or $500,000 per year for two years for assisting us with our marketing and capital raising efforts and on various other operational strategies.  We are obligated to make such monthly payment to Centurion until September 2008.  Finally, subject to obtaining adequate financing, we may elect to purchase our manufacturing facility, which we currently lease and we also may decide to build an OTR retread facility.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Recent Accounting Pronouncements

On November 3, 2005, the FASB issued FASB Staff Position ("FSP") Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.

In November 2004, the Financial Accounting Standards Board (‘FASB”) issued SFAS No. 151, Inventory Costs an amendment of ARB 43, Chapter 4. SFAS No. 151 amends the guidance in ARB 43, Chapter 4-Inventory pricing to clarify the accounting of abnormal amounts of idle facility expense, handling costs and waste material (spoilage). Among other provisions, the new rule requires that such items be recognized as current period changes, regardless of whether they meet the criterion of “so abnormal” as stated in ARB 43. SFAS No. 151 is effective for the fiscal years beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on the Company’s financial statements.

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

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes the distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. Although we continue to evaluate the application of SFAS No. 154, we do not currently believe that adoption will have a material impact on our results of operations, financial position or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. We are currently evaluating the potential impact, if any, that the adoption of SFAS 155 will have on our financial statements

In July 2006, the FASB issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to No. 109 (SFAS 109), Accounting for Income Taxes. This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48’s use of the term “more-likely-than-not” in steps one and two is consistent with how that term is used in SFAS 109 (i.e., a likelihood of occurrence greater than 50 percent).

Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. Additionally, FIN 48 requires expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008). We do not believe the adoption will have material impact on our results of operation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in prevailing market interest rates affecting the return on our investments but do not consider this interest rate market risk exposure to be material to our financial condition or results of operations.  We invest primarily in United States Treasury instruments with short-term (less than one year) maturities.  The carrying amount of these investments approximates fair value due to the short-term maturities.  Under our current policies, we do not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage our exposure to changes in interest rates or commodity prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are included on the pages immediately following the Index to Financial Statements appearing on page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants, HJ & Associates, LLC, or disagreements with them on matters of accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and integrity of our published financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, include amounts based on judgments and estimates made by our management. We also prepared the other information included in the annual report and are responsible for its accuracy and consistency with the financial statements.

We are responsible for establishing and maintaining a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and Board of Directors regarding the reliability of our financial statements. The system includes but is not limited to:

•

a documented organizational structure and division of responsibility;

•

established policies and procedures, including a code of conduct to foster a strong ethical climate which is communicated throughout the company;

•

regular reviews of our financial statements by qualified individuals; and

•

the careful selection, training and development of our people.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Also, the effectiveness of an internal control system may change over time. We have implemented a system of internal control that was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we believe that, as of June 30, 2006, our system of internal control over financial reporting was effective.

The independent registered public accounting firm, HJ & Associates, LLC, has audited our 2006 financial statements. HJ & Associates, LLC was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board. HJ & Associates, LLC has issued an unqualified audit opinion on our 2006 financial statements as a result of the audit and also has issued an attestation report on management’s assessment of its internal control over financial reporting which is attached hereto.

Amerityre Corporation

September 8, 2006

By:

/s/ Richard A. Steinke

Richard A. Steinke

Chief Executive Officer

/s/ Anders A. Suarez

Anders A. Suarez

Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTINGN FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Amerityre Corporation

Boulder City, Nevada

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Amerityre Corporation maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Amerityre Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company‘s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Amerityre Corporation maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Amerityre Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 financial statements of Amerityre Corporation and our report dated September 8, 2006 expressed an unqualified opinion thereon.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

September 8, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding our Directors and officers as of August 31, 2006:

Name of Nominee	Age	Principal Occupation
Richard A. Steinke	64	Chief Executive Officer and Chairman of our Board of Directors
Kenneth C. Johnsen	48	President
Elliott N. Taylor	48	Executive Vice President, General Counsel and Chief Administrative Officer
James G. Moore, Jr.	57	Vice president of Operations and Engineering
Gary N. Benninger	64	Executive Vice president and Chief Operating Officer
Anders A. Suarez	40	Chief Financial Officer
David K. Griffiths	68	Secretary and Treasurer
Louis M. Haynie	78	Director
Henry D. Moyle	75	Director
Wesley G. Sprunk	68	Director
Norman H. Tregenza	68	Director
Steve M. Hanni	37	Director

Richard A. Steinke is our founder and currently serves as our Chairman and Chief Executive Officer.  From January 1992 to December 1994, he served as Chairman and C.E.O. of Alanco Environmental Resources, Inc., a manufacturer of environmental/pollution control equipment, Salt Lake City, Utah.  From June 1985 to December 1991, he was the Chairman and C.E.O. of UTI Chemicals, Inc., a developer and manufacturer of urethane chemicals, El Toro, California.  He received a B.A. in Political Science and Economics from the University of Arizona, Tucson, Arizona, in 1967.

Kenneth C. Johnsen became our President in August 2006.  From October 2005 to August 2006, he served as a member of our Board of Directors.  He is also a member of the board of directors of Joy Global, Inc., Milwaukee, Wisconsin, a worldwide leader in manufacturing, servicing and distributing equipment for surface and underground mining.  Joy Global, Inc. is traded on the NASDAQ National Market under the symbol “JOYG.” From April 2001 to June 2005, Mr. Johnsen was a Director, President and Chief Executive Officer of Geneva Steel, Vineyard, Utah.  Mr. Johnsen also served in various other capacities at Geneva Steel, including Executive Vice President, Secretary and General Counsel for the period between October 1991 and April 2001.  Geneva Steel filed a voluntary petition for reorganization under Chapter 11 in 2002.  Prior to joining Geneva, Mr. Johnsen was an attorney with Parr, Waddoups, Brown, Gee & Loveless in Salt Lake City, Utah from 1986 to 1991.  Mr. Johnsen earned a B.A. in Finance from Utah State University (1982), and a J.D. from Yale Law School in 1985.

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

James G. Moore, Jr. joined us in August 1997.  Prior to his employment by us, he worked at The Goodyear Tire & Rubber Company, in Akron, Ohio, where he had over 25 years of experience as a master tire carver, which included five years at the Goodyear apprentice school for tire tread pattern carving and mold carving.

Dr. Gary N. Benninger became our Chief Operating Officer in October 2005.  Dr. Benninger served as Director of Technology Development from 1999 to 2005 by Magna International, Inc., a $20 billion diversified auto parts supplier.  In this capacity, Dr. Benninger was responsible for identifying key new technologies as well as managing the design, engineering and manufacturing launch of target products.  During 1998 and 1999, Dr. Benninger was the Chief Operating Officer of the North American Operations of Becker Group, a $1.5 billion privately held automotive interior systems supplier.  Prior to joining Becker, he was the Executive Vice President of Engineering and R&D at Magna and also served as Division General Manager and Vice President of Product Development.  He has also worked for Ford Motor Company as an engineering manager and the National Aeronautics and Space Administration as a research scientist.  Dr. Benninger received his B.S., M.S., and Ph.D. in physics in 1964, 1965 and 1970, respectively, at the West Virginia University, Morgantown, West Virginia.

Anders Suarez was appointed our Chief Financial Officer in July 2004.  Prior to his appointment, he worked as our Financial Systems Administrator since October 2003.  Prior to joining us, from 1999 to 2003, Mr. Suarez worked as a project manager/senior consultant for ePartners, Inc., Phoenix, Arizona, a leading provider of Microsoft-based business solutions for middle market companies.  He received his B.S. in Finance from the University of Arizona, Tucson, Arizona in 1995, and his M.B.A. from Thunderbird-The American Graduate School of International Management, Glendale, Arizona in 1996.

David K. Griffiths has been our Secretary/Treasurer since December 2000 and was our principal accounting officer from February 1995 to June 2004.  From 1960 to 1995, he was self-employed as an accountant/consultant for various small businesses.  He offers us 45 years experience in accounting and accounting related systems.  He received a B.S. in Accounting from Arizona State University, Tempe, Arizona in 1959.

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

Henry D. Moyle has been a member of our Board of Directors since March 1999. Since 1992, he has been President and C.E.O. of Silver Lake Company, and formerly President and C.E.O. of Brighton Properties, Inc. From 1970 to 1983, he was President and C.E.O. of Research Industries Corporation.  He received a B.A. from Stanford in 1957, and a J.D. degree from the University of Utah in 1959.  He is the owner of Sunset Canyon Ranch, raising cattle and racehorses, and serves on the board of directors of Silver Lake Company and Sunset Medical Corporation, which are closely-held companies.

Wesley G. Sprunk joined our Board of Directors in January 2003. Mr. Sprunk owns and operates Saf-Tee Siping & Grooving, a tire siping equipment manufacturing company and Tire Service Equipment Mfg. Co., Inc., a manufacturer and marketer of automotive wheel service equipment and recycling equipment, both located in Phoenix, Arizona.  Mr. Sprunk also serves as a director of Skye International, Inc., a public technology company that designs and develops a type of small tankless water heater.  Skye International, Inc. is traded on the NASDAQ OTCBB under the symbol “SKYY.”

Norman H. Tregenza, joined our Board of Directors in April 2003 and has over 40 years experience in corporate finance, including 12 years as an investment officer in the securities division of TIAA-CREF, New York City.  Mr. Tregenza co- founded Tempo Enterprises, Inc. in 1976 to act as a common carrier for Turner Communication's Superstation's signal to the RCA satellite.  Tempo obtained a listing on the American Stock Exchange in 1986.  Before being sold to Telecommunications, Inc., or TCI, in 1988, Tempo owned several cable TV companies, radio stations and its own satellite TV network while supplying the Superstation's signal to approximately 50 million homes.  TCI was acquired by AT&T in 2000.  Mr. Tregenza received a B.A. from St. Lawrence University, Canton, NY, in 1959, and a MBA from NYU in 1963.

Steve M. Hanni is currently a partner in the accounting firm of Stayner, Bates & Jensen, PC in Salt Lake City, Utah. He was formerly an audit partner with HJ & Associates, LLC from 1997 to 2001.  Since November 2002, he also serves on a part-time basis as Chief Financial Officer for Emergency Filtration products, Inc., Las Vegas, a public company that produces masks and filters for medical devices that are designed to reduce the possibility of transmission of contagious diseases, and distributes a blood clotting device for surgery, trauma and burn wound management.  Emergency Filtration products, Inc. is traded on the NASDAQ OTCBB under the symbol "EMFP."  Mr. Hanni also serves as part-time CFO for Medizone International, Inc., a public medical research company.  Medizone International, Inc. is traded on the NASDAQ OTCBB under the symbol “MZEI.”  Mr. Hanni received his BA from Weber State University in 1993 and an MA in Accounting from Weber State University in 1994.  He has worked extensively with small public companies in numerous industries.

Audit Committee

Our Audit Committee includes Steve Hanni, the chair, Wesley Sprunk and Norman Tregenza.  Our Board of Directors has determined that Steve Hanni is an "audit committee financial expert" as defined under SEC regulations and that all of the Audit Committee members meet the independence requirements of the NASDAQ Capital Market.  The tasks and responsibilities of the Audit Committee include (i) the review and discussion of the audited financial statements with management, (ii) discussing with the independent auditors the matters required to be discussed by the Statement of Auditing Standards No. 61, as may be modified or supplemented, and (iii) receiving from auditors disclosure regarding the auditors' Independence Standards Board Standard No. 1, as may be modified or supplemented.  Members of the Audit Committee met four times during the fiscal year ended June 30, 2006.

Executive Committee

Our Executive Committee consists of Richard A. Steinke, Louis M. Haynie and Henry D. Moyle, Jr.  The Executive Committee's purpose is to review and make recommendations regarding our short-term and long-term operating plan and review management's plans regarding product development, product pricing structure, product market segments and product marketing strategy and make recommendations regarding changes and/or modifications thereto.

The Executive Committee meets on an ad hoc basis from time to time as determined by Mr. Steinke, who serves as chairman of the Executive Committee.  The members of the Executive Committee are appointed by the Board of Directors at the Board of Directors annual meeting.  Members of the Executive Committee met four times during the fiscal year ended June 30, 2006.

Compensation Committee

Our Compensation Committee includes Louis M. Haynie, Steve Hanni and Wesley G. Sprunk.  Our Board of Directors has determined that all of the Compensation Committee members meet the independence requirements of the NASDAQ Capital Market.  The Compensation Committee meets as necessary but at least once annually to review executive compensation and make recommendations regarding compensation to the full Board of Directors.  The Compensation Committee met twice during the fiscal year ended June 30, 2006.

Nominating Committee

Our Nominating Committee includes Henry D. Moyle and Norman H. Tregenza.  Our Board of Directors has determined that all of the Nominating Committee members meet the independence requirements of the NASDAQ Capital Market.  The Nominating Committee meets as necessary but at least once annually to consider and recommend potential nominees for directorships to the full Board of Directors.  The Nominating Committee charter is posted on our website at www.amerityre.com.  Pursuant to the charter, the Nominating Committee will consider candidates for directorships proposed by any shareholder although there is no formal procedure for making such proposals.

Meetings of our Board of Directors

Our Board of Directors held nine meetings during the fiscal year ended June 30, 2006 (including those meetings conducted by telephone conferencing).

Directors’ Compensation

Each non-employee Director receives an annual cash retainer of $12,000 and an annual grant of $10,000 in shares of our common stock based on the closing price of the stock on December 1st of each year.  Excluding telephonic meetings, we pay non-employee Directors $500 for each meeting of the Board of Directors or meeting of a committee of the Board of Directors that they attend.  Directors who fulfill special assignments at either the direction of the Executive Committee or pursuant to an agreement with the entire Board of Directors are compensated for service on such assignments at a per diem rate of $1,000 per day.  In addition, Directors are also reimbursed for expenses incurred in connection with their service as Directors, including travel expenses for meeting attendance.

In addition to the above compensation, as compensation for serving on the Audit Committee, in September 2005, the Board of Directors approved annual compensation for the chairman of the Audit Committee of $25,000, payable quarterly in cash and/or stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act,  requires our Directors, executive officers and 10% stockholders, which we refer to as reporting persons, to file with the SEC initial reports of ownership and changes in ownership of our Common Stock.  Reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on our review of the copies of such reports received or written representations from certain reporting persons that no other reports were required, we believe that during our fiscal year ended June 30, 2006, [all reporting persons timely filed all such reports].

Code of Ethics

We have adopted a Code of Business Conduct that applies to all our Directors, officers and employees.  A copy of the code of ethics will be provided free of charge upon written request to our Secretary at the address shown on the coverage page of this report and is accessible, free of charge at our Internet website, www.amerityre.com.  If we grant waivers from or make amendments to this code of ethics that are required to be disclosed pursuant to the Exchange Act or applicable listing requirements, we will make those disclosures on our website within four business days following the date of such waiver or amendment.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the compensation received for the fiscal years ended June 30, 2006, 2005 and 2004 by our Chief Executive Officer and each of the four other most highly compensated individuals whose annual compensation equaled or exceeded $100,000 during the fiscal year ended June 30, 2006 (the "Named Executive Officers").

Summary Compensation Table

Long Term Compensation
	Annual Compensation				Awards	Payouts
Name and Principal Position	Year	Salary	Bonus ($)	Other Annual Compen-sation	Restricted Stock Awards	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compen- sation
Richard A. Steinke, CEO and Chairman	2006 2005 2004	$300,000 $598,000(1) $472,500(3)	-0- -0- -0-	$200,000 $ -0- $492,000(4)	$ -0- $ -0- $ -0-	$ -0- $ -0- $ -0-	$ -0- $ -0- $ -0-	$ -0- $48,750(2) $ -0-
Elliott N. Taylor, Executive V.P.	2006 2005 2004	$250,000 $180,000 $120,000	-0- -0- -0-	$ -0- $ -0- $81,999(5)	$ -0- $ -0- $ -0-	$ -0- $ -0- $ -0-	$ -0- $ -0- $ -0-	$ -0- $ -0- $ -0-
Gary N. Benninger, COO	2006	$177,083	-0-	$ -0-	$-0-	$ -0-	$53,600	$ -0-
Anders A. Suarez, CFO	2006 2005 2004	$125,000 $80,000 $47,500	-0- -0- -0-	$ 38,800 $-0- $22,198(6)	$ -0- $ -0- $ 0-	$ -0- $ -0- $ -0-	$ -0- $ -0- $ -0-	$ -0- $ -0- $ -0-
James G. Moore, Jr., V.P. Operations and Engineering	2006 2005 2004	$125,000 $80,000 $75,996	-0- -0- -0-	$ 38,800 $ -0- $22,198(7)	$ -0- $ -0- $ -0-	$ -0- $ -0- $ -0-	$ -0- $ -0- $ -0-	$ -0- $ -0- $ -0-

(1)   In July 2004, our Board of Directors authorized the issuance of 65,000 shares of restricted common stock to Richard Steinke as employment compensation from July 1, 2004 through June 30, 2005.  The value of the shares was $598,000, based on $9.20 per share, the closing price of the common stock on the date of the Board of Directors resolution.

(2)  Pursuant to an exclusive license agreement with our Chief Executive Officer and Chairman, Richard A. Steinke, and two unrelated parties, we licensed certain intellectual property rights known as "Apparatus for Making Foam products" and "Method for Making Polyurethane Tires with an Outer Skin" embodied in United States Patent No.'s 4,943,223 and 4,855,096, respectively.  The agreement (as amended on July 1, 2004) gave us an exclusive license to use, sell, license, or otherwise exploit the technology worldwide in exchange for 15,000 shares of our restricted common stock as a one-time payment to the licensees for their assignment and transfer of the technology to us.  The closing price of the Corporation's common stock as quoted on the OTC Bulletin Board on July 1, 2004 was $9.75 per share, for a value of $146,250.  Richard A. Steinke received one-third or 5,000 of the shares of our common stock granted to the licensees.  The expense associated with the acquisition of the technology will be amortized over the remaining life of the applicable patents. Due to Mr. Steinke's relationship with us, the transaction cannot be considered to have been negotiated at arm's length

(3)  In October 2003, our Board of Directors authorized the issuance of 125,000 shares of restricted common stock to Mr. Steinke as employment compensation from July 1, 2003 through June 30, 2004.  The value of the shares was  $472,500, based on the closing price of the common stock on the date of the Board of Directors resolution.

(4)  In May 2004, the Board of Directors approved the issuance of 60,000 shares of common stock to Mr. Steinke as additional compensation for service provided during the fiscal year.  The value of the shares was $492,000, based on the closing price of our common stock on the date of the Board of Directors resolution.

(5)  During the year ended June 30, 2004, the Board of Directors approved the issuance of 10,000 shares of common stock to Mr. Taylor as additional compensation for services provided during the fiscal year.  The value of the shares was $81,999, based on the closing price of our common stock on the date of the Board of Directors resolution.

(6)  During the year ended June 30, 2004, the Board of Directors approved the issuance of 2,500 shares of common stock to Mr. Suarez as additional compensation for services provided during the fiscal year. The value of the shares was $22,198, based on the closing price of our common stock on the date of the Board of Directors resolution.

(7)  During the year ended June 30, 2004, the Board of Directors approved the issuance of 2,500 shares of common stock to Mr. Moore as additional compensation for services provided during the fiscal year. The value of the shares was $22,198, based on the closing price of our common stock on the date of the Board of Directors resolution.

Employment Benefits

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

Option/SAR Grants in Fiscal Year Ended June 30, 2006

The following table summarizes stock option grants during the fiscal year ended June 30, 2006 to our Named Executive Officers.

Option/SAR Grants During Last Fiscal Year

Individual Grants
Name	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
(a)	(b)	(c)	(d)	(e)
Richard A. Steinke	300,000	38.2	6.60	6/30/10
Elliott N. Taylor	150,000	19.1	6.60	6/30/10
Gary N. Benninger	150,000	19.1	5.36	10/14/10
Anders A. Suarez	75,000	9.6	6.60	6/30/10
James G. Moore	75,000	9.6	6.60	6/30/10

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information with respect to stock options exercised by our Named Executive Officers during the fiscal year ended June 30, 2006.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-END ($) Exercisable/ Unexercisable

N/A	N/A	N/A	N/A	N/A

Employment Contracts and Change in Control Arrangements

We have written employment agreements with Richard Steinke, Elliott Taylor, Gary Benninger, Anders Suarez, James Moore, and David Griffiths, which became effective in October 2005.  These employment agreements provide for the following:

Name Executive Officer/Title	Term	Base Annual Salary	Value Cash Compensation	Additional Value Stock Compensation	Adjusted Annual Salary FY 2006	Stock Award and/or Option Grants
Richard A. Steinke, Chief Executive Officer	7/05 thru 6/08	$500,000	$300,000	$200,000(1)	$500,000	30,303 shares valued at $6.60/share and 300,000 options at $6.60/share; 5 year term; options vest 1/3 annually
Gary N. Benninger Chief Operating Officer	10/05 thru 10/06	$250,000	$250,000	$53,600	$303,600	One time grant of 10,000 shares valued at $5.36/share vesting 1/15/06; and 150,000 options at $5.36/share; 5 year term; options vest 1/3 annually
Elliott N. Taylor, Executive Vice President/General Counsel	7/05 thru 6/08	$250,000	$250,000	-	$250,000	150,000 options at $6.60/share; 5 year term; options vest 1/3 annually
Anders A. Suarez, Chief Financial Officer	7/05 thru 6/08	$125,000	$125,000	-	$125,000	75,000 options at $6.60/share; 5 year term; vest 1/3 annually
James G. Moore, Jr., Vice President - Engineering & Manufacturing	7/05 thru 6/08	$125,000	$125,000	-	$125,000	75,000 options at $6.60/share; 5 year term; vest 1/3 annually
David K. Griffiths, Secretary/Treasurer	7/05 thru 6/06	$72,000	$72,000	-	$72,000	25,000 options at $6.60/share; 5 year term; 100% vesting at 6/30/06

(1)  Mr. Steinke is to receive an annual stock award valued at $200,000 per year during each year of his three year employment agreement. He received 30,300 shares valued at $6.60 per share during the first year of his employment agreement. The number of shares issuable in connection with subsequent annual stock awards is determined by dividing $200,000 by the closing price per share for our common stock on June 30, 2006 and June 29, 2007, respectively. The shares representing the annual stock ward for fiscal 2007 have not been issued. Mr. Steinke is entitled to receive an additional 25,284 shares as the annual stock award for the second year of employment based on the closing price per share of $7.91 on June 30, 2006.

In the event of either termination for cause or due to a change of control, the above employees are entitled to salary, earned bonus compensation and benefits for the lesser of the balance of the respective employment agreement or twelve (12) months.

Other than the above-listed agreements and an employment agreement with Juan Manual Chacon, we are not a party to any change of control arrangements with any person.

Other Key Employee

Juan Manual “Manny” Chacon is our Chief Chemical Systems Formulator and Manager of Chemical Systems Research and Development. Manny has been employed by us since 1997 and has 22 years experience with polyurethane chemical systems formulation. From 1993 to 1996, he was self employed as a consultant to various polyurethane product manufacturers. From 1985 to 1992, he was a chemical systems formulator for UTI Chemicals, Inc., a developer and manufacturer of urethane chemicals, which was located in El Toro, California.  While at UTI Chemicals, Inc., Manny was directly involved in developing chemical systems for several products, including roller skate and roller blade wheels, ski boots, shoe in-soles, motor mounts, bowling balls and floor tile systems.  Manny’s compensation from us was, $174,379, $100,651 and $198,335 for the fiscal years ended June 30, 2004, 2005 and 2006, respectively.

Benefit Plans

2002 Plan and 2005 Plan Summary

Both the 2002 Plan and the 2005 Plan, which we refer to as the Award Plans, are intended to reward employees and other individuals who contribute to our success and to provide them with a stake in the enterprise as shareholders.  Consistent with this belief, the award of stock options has been and will continue to be an important element of our compensation program.

We intend to use the Award Plans to attract competent Directors, executive personnel, and other employees, aid in the retention of the services of existing Directors, executive personnel, and employees, and provide incentives to all of such personnel to devote the utmost effort and skill to our advancement by permitting them to participate in ownership and thereby permitting them to share in increases in the value which they help produce.

The Award Plans are administered by our Compensation Committee appointed from time to time by our Board of Directors.  Awards granted under the Award Plan may be incentive stock options, or ISOs, as defined in the Internal Revenue Code of 1986, as amended, or the Code, appreciation rights, options which do not qualify as ISOs, or stock bonus awards which are awarded to our employees, including officers and Directors, who, in the opinion of the Board of Directors or the Compensation Committee, have contributed, or are expected to contribute, materially to our success.  In addition, at the discretion of our Board of Directors or the Compensation Committee, options or bonus stock may be granted to individuals who are not employees but contribute to our success.

The exercise price of options granted under the Award Plans, as determined by our Board of Directors, may be based on the fair market value of the underlying common stock at the time of grant and, in the case of ISOs may not be less than 100% of the fair market value of such capital stock on the date the option is granted or, in the case of holders of more than 10% of our outstanding common stock, 110% of the fair market value

Options granted under the Award Plans shall expire no later than ten years after the date of grant or, in the case of holder of greater than 10% of our outstanding common stock, five years.  The option price may be paid by cash or, at the discretion of our Board of Directors or the Compensation Committee, by delivery of a promissory note or shares of our Common Stock already owned by the optionee, which will be valued at their fair market value at the date of exercise, or a combination thereof.

All of our employees, officers, and Directors are eligible to participate under the Award Plans.  A maximum of 2,000,000 shares are available for grant under each Award Plan.  The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Compensation Committee, in their sole discretion provided, however, that in no event may the aggregate fair market value of shares for which an ISO is first exercisable in any calendar year by any eligible employee exceed $100,000.

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

Our Board of Directors or the Compensation Committee may from time to time alter, amend, suspend, or discontinue the Award Plans with respect to any shares as to which options or stock awards have not been granted.  However, no such alteration or amendment, unless approved by our stockholders, shall increase, except an adjustment for an event of dilution, the maximum number of shares for which options or stock awards may be granted under the Award Plans either in the aggregate or to any eligible employee, reduce, except adjustment for an event of dilution, the minimum option prices which may be established under the Award Plans, extend the period or periods during which options may be granted or exercised, materially modify the requirements as to eligibility for participation in the Award Plans, change the provisions relating to events of dilution, or materially increase the benefits accruing to the eligible participants under the Award Plans.

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

Recipients of ISOs will not be required to recognize income at the time of the grant of the options or at the time of exercise of the options as long as the stock received on exercise is held for at least two years from the date of the grant of the ISOs or one year from the date of exercise, although the difference between the fair market value of the stock and the exercise price paid at the time of exercise must be taken into account for alternative minimum tax purposes.  If the stock received upon exercise of an ISO is disposed of prior to the expiration of either of such time periods, the optionee will be required to recognize as ordinary income the amount by which the fair market value of the stock received at the time of exercise exceeds the exercise price of the ISOs.

Under the terms of the Award Plans, our Board of Directors or the Compensation Committee may also grant stock awards which may, at the discretion of our Board of Directors or Compensation Committee, be subject to forfeiture under certain conditions.  Recipients of stock awards will realize ordinary income at the time of the lapse of any forfeiture provisions equal to the fair market value of the shares less any amount paid in connection with the issuance (our Board of Directors or the Compensation Committee can require the payment of par value at the time of the grant).  We will realize a corresponding compensation deduction.  The holder will have a basis in the shares acquired equal to any amount paid on exercise plus the amount of any ordinary income recognized by the holder.  On sale of the shares, the holder will have a capital gain or loss equal to the sale proceeds minus his or her basis in the shares.

2004 Non-Employee Directors' Stock Incentive Plan

The 2004 Plan was established to attract, motivate and retain qualified non-employee Directors.  The 2004 Plan will provide a means for non-employee Directors to increase their equity ownership consistent with our guidelines for stock ownership by non-employee Directors.  The 2004 Plan has not been submitted to our shareholders for approval.

The date of grant to eligible Directors is December 1st of each year during the life of the 2004 Plan and for any supplemental grant, on a date determined by the Board of Directors.  An eligible Director is any person who on the date of grant is a member of the Board of Directors.

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

The 2004 Plan has a duration of ten (10) years commencing on December 15, 2004.  Awards of Stock Options and of Restricted Stock under this Plan shall be made at the discretion of the Board of Directors, subject to a maximum individual award of up to 10,000 Stock Options or up to 10,000 shares of Restricted Stock, or some combination aggregating no more than 10,000 total in any one year.  Determination of such awards, if any, shall be made annually by the entire Board of Directors, with the exercise price of Stock Options or the value of the Restricted Stock to be determined as of December 1st. The term of Stock Options shall be ten (10) years from the date of grant. Under no circumstances shall any option vest in less than six months from the date of grant.

In the event of a reorganization, recapitalization, stock split, stock dividend, combination of shares, merger, consolidation or any other change in our corporate structure affecting common stock, or a sale by us of all or a substantial part of its assets, or any distribution to stockholders other than a cash dividend, our Board of Directors will make appropriate adjustment in the number and kind of shares authorized by the Plan, and any adjustments to outstanding awards as it deems appropriate.  However, no fractional shares of common stock will be issued pursuant to any such adjustment, and the fair market value of any fractional shares resulting from adjustments will be paid in cash to the awardee.

All options and restricted stock granted to an awardee shall automatically terminate and be null and void as of the date an eligible Director's service on the Board of Directors terminates if the directorship is terminated as a result of any act of (a) fraud or intentional misrepresentation, or (b) embezzlement, misappropriation, or conversion of assets or opportunities of our company.

In December 2004, we issued options to acquire an aggregate of 80,000 shares of our common stock to non-employee Directors for annual service on our Board of Directors pursuant to our 2004 Non-Employee Directors' Stock Incentive Plan.  These options vested on June 15, 2005, are exercisable at $6.40 per share and expire on December 15, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth as of August  31, 2006 the name and address and the number of shares of our Common Stock held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 21,020,180 shares of our common stock issued and outstanding, and the name and shareholdings of each Director and of all officers and Directors as a group. The information on share numbers and percentage ownership listed assumes: a) the exercise of options by the beneficial owner (all included options are currently exercisable); and b) a corresponding increase in the number of shares issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC.  In determining the number of shares beneficially owned by a person, options or warrants to purchase common stock held by that person that are currently exercisable, or become exercisable within 60 days following August 31, 2006, are deemed outstanding; however, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person.  We believe that all of the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.

As of August 31, 2006, 21,020,180 shares of common stock were issued and outstanding, which includes options or warrants to purchase common stock that is currently exercisable or will become exercisable within 60 days following August 31, 2006.

Security Ownership of Certain Beneficial Owners
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Apex Capital, LLC 25 Orinda Way, Suite 300 Orinda, CA 94563	1,803,500	8.58%
Richard A. Steinke (2) 1501 Industrial Road Boulder City, NV 89005	1,525,300	7.22%
Joseph J. Grano, Jr. 375 Park Avenue, Suite 2008 New York, NY 10152	1,481,900	7.05%
Centurion Holdings, LLC (3) 375 Park Avenue, Suite 2008 New York, NY 10152	1,300,000	5.82%

Security Ownership of Management of the Company
Name and Position of Officer/Director	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Richard A. Steinke (2)	1,525,300	7.22%
Kenneth C. Johnsen	6,852	*
Elliott N. Taylor (4)	386,610	1.82%
Gary N. Benninger (5)	60,000	*
Anders A. Suarez (6)	99,400	*
James G. Moore, Jr. (7)	75,535	*
David K. Griffiths (8)	86,044	*
Louis M. Haynie (9)	449,252	2.14%
Henry D. Moyle (10)	727,252	3.46%
Wesley G. Sprunk (11)	157,442	*
Norman H. Tregenza (12)	341,552	1.62%
Steve Hanni	3,704	*
Total beneficial ownership of all officers and Directors as a group (12 persons)	3,931,893	18.13%

(1) All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

(2) Includes 455,000 shares owned beneficially and of record by Gemini Funding Services Profit Sharing Account, of which Richard A. Steinke is the principal beneficiary and 800,000 shares owned beneficially and of record by S102 Irrevocable Trust, for which Richard A. Steinke is the trustee.  Also includes options to acquire up to 100,000 shares at an exercise price of $6.60 per share that expire June 30, 2010.

(3) Represents options to acquire 1,300,000 shares at an exercise price of $7.00 per share that expire September 12, 2009.

(4) Includes options to acquire up to 200,000 shares at an exercise price of $4.00 per share that expire June 10, 2007, 25,000 shares at an exercise price of $6.40 per share that expire December 15, 2009, and 50,000 shares at an exercise price of $6.60 per share that expire June 30, 2010.  Also includes 20,692 shares as custodian for Mr. Taylor's minor children and 80,918 shares as trustee for family trusts.

(5) Includes options to acquire up to 50,000 shares at an exercise price of $5.36 per share that expire June 30, 2010.

(6) Includes options to acquire up to 30,000 shares at an exercise price of $3.80 per share that expire September 30, 2006, 25,000 shares at an exercise price of $6.40 per share that expire December 15, 2009 and 25,000 shares at an exercise price of $6.60 per share that expire June 30, 2010.

(7) Includes options to acquire up to 25,000 shares at an exercise price of $6.40 per share that expire December 15, 2009 and 25,000 shares at an exercise price of $6.60 per share that expire June 30, 2010.

(8) Includes options to acquire up to 25,000 shares at an exercise price of $6.60 per share that expire June 30, 2010.

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

(11) Includes options to acquire up to 20,000 shares at an exercise price of $6.40 per share that expire December 15, 2007, warrants to acquire 1,389 shares at an exercise price of $5 per share that expire January 31, 2009, and warrants to acquire 1,389 shares at an exercise price of $5.50 per share that expire January 31, 2011.

(12) Includes options to acquire up to 20,000 shares at an exercise price of $6.40 per share that expire December 15, 2007, warrants to acquire 700 shares at an exercise price of $5 per share that expire January 31, 2009, and warrants to acquire 700 shares at an exercise price of $5.50 per share that expire January 31, 2011.  Also includes 13,000 shares held in an IRA, of which Mr. Tregenza is a beneficiary; 40,000 shares held of record by Norman H. Tregenza IV Trust, dated 9/26/86, Richard R. Keller trustee; 56,650 per power of attorney for Norman A. Tregenza, the son of Mr. Tregenza; 20,000 shares held in an IRA, of which Alyce B. Tregenza, the spouse of Mr. Tregenza is the beneficiary; 5,000 shares per power of attorney for Alyce B. Tregenza; 45,650 shares per power of attorney for Suzanne C. Moore, the daughter of Mr. Tregenza.

Equity Compensation Plan Information

The following table sets forth information as of the end of June 30, 2006 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Performance Units A	Weighted-Average Exercise Price of Outstanding Options, Restricted Stock Units and Performance Units B	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans C
Equity compensation plans approved by security holders	1,110,000	$5.87	1,380,091
Equity compensation plans not approved by security holders (1) (2)	3,080,000	$6.98	1,020,000
Total	4,190,000	$6.69	2,400,091

(1) Includes 3,000,000 Options to certain non-employees at an exercise price of $7.00 per share.  The closing price for our common stock on the date the Option grants were authorized was $6.95 per share.  The Options vest immediately, but are exercisable only as follows: (a) one-third of the total Options are exercisable on the earlier of September 13, 2006 or the first day after the closing price of our common stock has equaled or exceeded a price equal to 150% of the exercise price for 20 consecutive trading days; (b) one-third of the total Options are exercisable on the earlier of September 13, 2006 or the first day after the closing price has equaled or exceeded a price equal to 175% of the closing price for 20 consecutive trading days; and (c) one-third of the total Options are exercisable on the earlier of September 13, 2006 or the first day after the closing price has equaled or exceeded a price equal to 200% of the closing price for 20 consecutive trading days.

(2) Includes options to acquire an aggregate of 80,000 shares of our common stock to non-employee Directors for annual service on our Board of Directors pursuant to our 2004 Non-Employee Directors' Stock Incentive Plan.  These options vested on June 15, 2005, are exercisable at $6.40 per share and expire on December 15, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since September of 2004, Lee Iacocca, former President of Ford and former Chairman and CEO of Chrysler, and Joseph Grano, former President of UBS PaineWebber and former Chairman of President Bush’s Homeland Security Advisory Council, have served on our Advisory Group.  Mr. Grano currently serves as chairman and chief executive officer of Centurion.  In September 2004, we and Centurion entered into an agreement whereby Centurion assists us with our marketing and capital raising efforts and on various other operational strategies.   In exchange for such services we have agreed to pay Centurion $41,667 per month or $500,000 per year for two years beginning in September 2006 and continuing through September 2008.  In addition to the compensation listed above and pursuant to our agreement with Centurion, in September 2004 we granted 1,300,000 options to Centurion, 1,000,000 options to Mr. Iacocca, 650,000 options to Nasser J. Kazeminy and 50,000 options to Robert Guinta.  The options have an exercise price of $7.00 and will vest upon certain set criteria or at the latest September 13, 2006.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees.  The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is $81,832 and $38,758, respectively.

 (2) Audit-Related Fees.  None.

 (3) Tax Fees. $3,196 and $1,816.

 (4) All Other Fees. $2,714 and $3,500.

 (5) Not applicable.

 (6) Not Applicable.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed with this report.

1.

Financial Statements:

See Index to Financial Statements on page F-1

2.

Financial Statement Schedules:

Financial statement schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

3.

Exhibits:

The exhibits to this report are listed on the Exhibit Index below.

(b)

Description of exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to our registration statement on Form 8-A12G (File No. 000-50053)).
3.2	Certificate of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3 to our current report on Form 8-K dated November 17, 2004).
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.02 to our registration statement on Form 8-A12G (File No. 000-50053)).
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.01 to our registration statement on Form 8-A12G (File No. 000-50053)).
10.1	Form of Subscription Agreement of Amerityre Corporation (incorporated by reference to Exhibit 4.01 to our current report on Form 8-K dated February 1, 2006).
10.2

Form of Class A Common  Stock  Purchase  Warrant of  Amerityre  Corporation, dated as of  February 1, 2006  (incorporated  by  reference  to Exhibit 4.02 to our current report on Form 8-K dated February 1, 2006).

10.3

Form of Class B Common  Stock  Purchase  Warrant of  Amerityre  Corporation, dated as of  February 1, 2006  (incorporated  by  reference  to Exhibit 4.03 to our current report on Form 8-K dated February 1, 2006).

10.4	Form of Employment Agreement between the Company and certain officers of the Company (incorporated by reference to Exhibit 10.1 to our registration statement on Form S-3 (File No. 333-134476)).
10.5	Schedule of signers and key terms of the Employment Agreement submitted under Exhibit 10.1 (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-3 (File No. 333-134476)).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 8, 2006

AMERITYRE CORPORATION

By: /s/Richard A. Steinke

      Richard A. Steinke

      Chairman of the Board and

      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 8th day of September 2006.

/s/Richard A. Steinke

/s/Anders A. Suarez

Richard A. Steinke

Anders A. Suarez

               Chairman of the Board and Chief

Chief Financial Officer (Principal Financial

               Executive Officer (Principal Executive

and Accounting Officer)

               Officer)

/s/Louis M. Haynie

/s/Henry D. Moyle

Louis M. Haynie

Henry D. Moyle

Director

Director

/s/Wesley G. Sprunk

/s/Norman H. Tregenza

Wesley G. Sprunk

Norman H. Tregenza

Director

Director

/s/Steve M. Hanni

Steve M. Hanni

Director

AMERITYRE CORPORATION

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets as of June 30, 2006 and 2005

F-3

Statements of Operations for the years ended June 30, 2006, 2005, and 2004

F-5

Statements of Stockholders' Equity for the years ended June 30, 2006, 2005, and 2004

F-6

Statements of Cash Flows for the years ended June 30, 2006, 2005, and 2004

F-9

Notes to Financial Statements

F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Amerityre Corporation

Boulder City, Nevada

We have audited the balance sheets of Amerityre Corporation as of June 30, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerityre Corporation as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Amerityre Corporation’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 8, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of Amerityre Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of Amerityre Corporation’s internal control over financial reporting.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

September 8, 2006

AMERITYRE CORPORATION
Balance Sheets

ASSETS	June 30, 2006	June 30, 2005
CURRENT ASSETS

Cash and cash equivalents	$3,065,675	$2,122,320
Accounts receivable – net	237,788	168,838
Inventory	592,122	646,798
Prepaid expenses and other current assets	180,742	62,489
Special projects in progress	-	752
Deferred stock offering expenses	162,963	80,151
Deposit on equipment	49,373	-

Total Current Assets	4,288,663	3,081,348

PROPERTY AND EQUIPMENT

Leasehold Improvements	157,410	120,767
Molds and models	375,751	343,031
Equipment	2,677,687	2,280,888
Furniture and Fixtures	79,341	70,678
Software	280,337	184,901
Less – accumulated depreciation	(2,218,155)	(1,858,950)

Total Property and Equipment	1,352,371	1,141,315

OTHER ASSETS

Patents and trademarks – net	463,053	368,011
Deposits	36,000	36,000

Total Other Assets	499,053	404,011

TOTAL ASSETS	$6,140,087	$4,626,674

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2006	June 30, 2005

CURRENT LIABILITIES

Accounts payable	$246,536	$49,904
Accrued expenses	10,046	27,424
Deferred revenue – special projects	100,000	7,500

Total Current Liabilities	356,582	84,828

TOTAL LIABILITIES	356,582	84,828

COMMITMENTS AND CONTINENCIES (NOTE 2)

STOCKHOLDERS’ EQUITY

Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 share authorized of $0.001 par value, 21,020,180 and 19,505,216 shares issued and outstanding, respectively	21,018	19,505
Additional paid-in capital	47,579,729	41,986,176
Deferred stock offering cost	-	(1,000,000)
Deferred consulting and directors’ compensation	(29,167)	-
Retained deficit	(41,788,075)	(36,463,835)

Total Stockholders’ Equity	5,783,505	4,541,846

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,140,087	$4,626,674

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statement of Operations

	For the Years Ended June 30,

	2006	2005	2004

NET SALES	$2,025,630	$1,681,091	$1,419,124

COST OF SALES	1,545,753	1,233,181	1,114,230

GROSS PROFIT	479,877	447,910	304,894

EXPENSES
Consulting	99,498	77,000	370,666
Advisory group expense	-	6,134,000	-
Depreciation and amortization	384,719	385,726	296,232
Research and development	790,877	880,748	572,002
Loss on sale and impairment of assets	-	18,054	-
Selling, general and administrative	4,629,023	3,075,524	3,806,995

Total Expenses	5,904,117	10,571,052	5,045,895

LOSS FROM OPERATIONS	(5,424,240)	(10,123,142)	(4,741,001)

OTHER INCOME
Interest income	98,672	35,181	17,234
Miscellaneous income	1,328	14,953	2,512

Total Other Income	100,000	50,134	19,746

NET LOSS	$(5,324,240)	$(10,073,008)	$(4,721,255)

BASIC AND DILUTED LOSS PER SHARE	$(0.26)	$(0.53)	$(0.26)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,350,981	18,931,779	17,846,910

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Stockholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Stock Subscription Payable	Prepaid with Common Stock	Expenses Deferred Consulting/ Stock Offering	Accumulated Deficit
Balance, June 30, 2003	17,384,868	$17,385	$26,493,911	$(16,632)	$(218,100)	$(118,621)	$(21,669,572)

Receipt of Subscriptions Receivable	-	-	-	16,632	-	-	-

Common stock issued for services and prepaid services at $3.78 per share	240,000	240	906,960	-	(732,375)	-	-

Common stock issued for services at $6.10 per share	40,000	40	243,960	-	(244,000)	-	-

Common stock issued for cash exercise of options at $2.00 per share	130,000	130	259,870	-	-	-	-

Common stock issued for cash exercise of options at $3.00 per share	500,000	500	1,499,500	-	-	-	-

Common stock issued for services rendered at $5.48 per share	2,000	2	10,958	-	-	-	-

Common stock issued for cash exercise of options at $4.00 per share	4,000	4	15,996	-	-	-	-

Common stock issued to employees per stock award plan at $6.69 per share	3,900	4	26,087	-	-	-	-

Common stock issued for services at $6.69 per share	20,000	20	133,780	-	(133,800)	-	-

Common stock issued to employees per stock award plan at $9.10 per share	500	-	4,550	-	-	-	-

Common stock issued to employees per stock award plan at $8.20 per share	103,900	104	851,876	-	-	-	-

Valuation adjustment and amortization of deferred consulting	-	-	147,034	-	-	118,621	-

Amortization of expenses prepaid with common stock	-	-	-	-	1,108,287	-	-

Net loss for the year ended June 30, 2004	-	-	-	-	-	-	(4,721,255)
Balance, June 30, 2004	18,429,168	$18,429	$30,594,482	$-	$(219,988)	$-	$(26,390,827)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Stockholders’ Equity (Continued)
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Stock Subscription Payable	Prepaid with Common Stock	Expenses Deferred Consulting/ Stock Offering	Accumulated Deficit
Balance, June 30, 2004	18,429,168	$18,429	$30,594,482	$-	$(219,988)	$-	$(26,390,827)

Common stock issued to CEO for compensation	65,000	65	597,935	-	-	-	-

Common stock issued for cash exercise of options at $2.00 per share	20,000	20	39,980	-	-	-	-

Common stock issued for cash exercise of options at $3.00 per share	30,000	30	89,970	-	-	-	-

Common stock issued for cash exercise of options at $4.00 per share	796,000	796	3,183,204	-	-	-	-

Common stock issued for patents	15,000	15	146,235	-	-	-	-

Common stock issued for cash-less exercise of options	120,748	121	(121)	-	-	-	-

Common stock issued for services and prepaid services	29,300	29	200,491	-	-	-	-

Options granted for services and stock offering costs	-	-	7,134,000	-	-	(1,000,000)	-

Amortization of prepaid expenses	-	-	-	-	219,988	-	-

Net loss for the year ended June 30, 2005	-	-	-	-	-	-	(10,073,008)
Balance, June 30, 2005	19,505,216	$19,505	$41,986,176	$-	$-	$(1,000,000)	$(36,463,835)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Stockholders’ Equity (Continued)
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Stock Subscription Payable	Prepaid with Common Stock	Expenses Deferred Consulting/ Stock Offering	Accumulated Deficit
Balance, June 30, 2005	19,505,216	$19,505	$41,986,176	$-	$-	$(1,000,000)	$(36,463,835)

Common stock issued to CEO for compensation	30,300	30	199,970	-	(200,000)	-	-

Common stock issued to COO for compensation	10,000	10	53,590	-	-	-	-

Common stock issued for cash exercise of options at $3.00 per share	470,000	470	1,409,530	-	-	-	-

Common stock issued for board compensation	12,964	13	69,987	-	(70,000)	-	-

Common stock issued to employees for compensation	64,100	64	324,777	-	-	-	-

Common stock issued for cash at $4.50 per share	860,000	860	3,869,140	-	-	-	-

Common stock issued for cash exercise of class A warrants at $5.00 per share	3,800	3	18,996	-	-	-	-

Common stock issued for cash exercise of class B warrants at $5.50 per share	2,800	2	15,398	-	-	-	-

Common stock issued for services and prepaid services	61,000	61	332,369	-	-	-	-

Stock offering costs	-	-	(1,364,375)	-	-	1,000,000	-

Stock based compensation-employee options	-	-	664,171	-	-	-	-

Amortization of prepaid expenses	-	-	-	-	240,833	-	-

Net loss for the year ended June 30, 2006	-	-	-	-	-	-	(5,324,240)
Balance, June 30, 2006	21,020,180	$21,018	$47,579,729	$-	$(29,167)	$-	$(41,788,075)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
	For the Years Ended June 30,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,324,240)	$(10,073,008)	$(4,721,255)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	384,719	385,726	296,232
Bad debt expense	-	14,087	3,713
Loss on sale and impairment of assets	-	18,054	-
Common stock issued for services	523,971	798,520	2,176,692
Stock-based compensation expense related to employee options	664,171	-	-
Re-valuation of deferred consulting	-	-	265,656
Options issued for advisory group services	-	6,134,000	-
Amortization of expense prepaid w/ common stock	240,833	219,988	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(68,950)	(15,923)	(42,234)
(Increase) decrease in prepaid expenses	(22,353)	36,518	(46,340)
(Increase) in other assets	(131,432)	(73,723)	-
Decrease (increase) in inventory	54,676	(89,282)	(92,532)
Increase (decrease) in accounts payable and accrued expenses	271,752	26,145	(37,515)
Net Cash Used by Operating Activities	(3,406,853)	(2,618,898)	(2,197,583)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(120,556)	(97,226)	(57,847)
Proceeds from sale of fixed assets	-	8,800	-
Purchase of property and equipment	(479,261)	(75,645)	(436,517)
Net Cash Used by Investing Activities	(599,817)	(164,071)	(494,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	3,870,000	3,314,000	1,776,000
Receipt of subscriptions receivable	-	-	16,632
Stock offering cost paid	(364,375)	-	-
Proceeds from stock issued for warrants	34,400	-	-
Proceeds from exercise of stock options	1,410,000	-	-
Net Cash Provided by Financing Activities	4,950,025	3,314,000	1,792,632

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	943,355	531,031	(899,315)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,122,320	1,591,289	2,490,604

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,065,675	$2,122,320	$1,591,289

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
	For the Years Ended June 30,
	2006	2005	2004
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH OPERATING ACTIVITIES
Common Stock issued for services rendered	$523,971	$798,520	$2,176,692
Common Stock issued for prepaid services	$270,000	$-	$-
Stock-based compensation expense related to employee options	$664,171	$-	$-

NON-CASH INVESTING/ FINANCING ACTIVITIES
Options issued for advisory group services	$-	$6,134,000	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

Amerityre Corporation, (the “Company”) was incorporated under the laws of the State of Nevada on January 30, 1995, under the name American Tire Corporation. The Company was organized to take advantage of existing proprietary and non-proprietary technology available for the manufacturing of specialty tires. The Company engages in the manufacturing, marketing, distribution and sales of “flatfree” specialty tires and tire-wheel assemblies and currently is manufacturing these tires at its manufacturing facility located in Boulder City, Nevada. During the year ended June 30, 2001, the name of the Company was changed to Amerityre Corporation.

b. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.

c. Reclassifications

Prior period amounts have been adjusted to conform to the current year presentation. Payroll and payroll taxes and bad debt expense previously included as separate line items are now reclassified to be included in selling, general and administrative expenses.

d. Basic and Fully Diluted Net Loss Per Share

Basis and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Years Ended June 30,
	2006	2005	2004
Loss (numerator)	$(5,324,240)	$(10,073,008)	$(4,721,255)
Shares (denominator)	20,350,981	18,931,779	17,846,910
Per share amount	$(0.26)	$(0.53)	$(0.26)

The Company’s outstanding stock options and warrants have been excluded from the basic net loss per share calculation. The Company excluded 4,398,400, 3,945,000 and 1,922,000 common stock equivalents for the years ended June 30, 2006, 2005 and 2004, respectively because they are anti-dilutive.

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

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Net deferred tax assets consist of the following components as of June 30, 2006, 2005 and 2004:

	2006	2005	2004
Deferred tax assets:
NOL Carryover	$12,627,900	$8,154,000	$6,224,303
Deferred tax liabilities:
Depreciation	(182,700)	-	-
Valuation allowance	(12,445,200)	(8,154,000)	(6,224,303)
Net deferred tax asset	$-	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended June 30, 2006, 2005 and 2004 due to the following:

	2006	2005	2004
Book income	$(2,076,453)	$(3,928,473)	$(1,841,328)
Meals & Entertainment	4,143	1,854	650
Officer issuance	-	-	9,750
Other	(67)	397,218	(2,884)
Depreciation and amortization	36,920	53,773	-
Stock for Services/Options Expense	360,092	-	848,909
Advisory Group Option	-	2,392,260	-
Valuation Allowance	1,675,365	1,083,368	984,903
	$-	$-	$-

At June 30, 2006, the Company had net operating loss carryforwards of approximately $31,800,000 that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the June 30, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2006 and 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs. The inventory consists of chemicals, finished goods produced in the Company’s plant and products purchased for resale.

	2006	2005
Raw Materials	$139,658	$122,834
Work in Progress	-	-
Finished Goods	452,464	523,964
Total Inventory	$592,122	$646,798

We recorded no inventory impairment expense during the years ended June 30, 2006, 2005 and 2004.

h. Property and Equipment

Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. When we retire or dispose of assets, the costs and accumulated depreciation or amortization are removed from the respective accounts and we recognize any related gain or loss. Repairs and maintenance are charged to expense when incurred. Major replacements that substantially extend the useful life of an asset are capitalized and depreciated. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Leasehold improvements	5 years, or over lease term
Equipment	5 to 10 years
Furniture and fixtures	7 years
Automobiles	5 years
Software	3 years

Depreciation expense for the years ended June 30, 2006, 2005 and 2004 was $359,205, $354,879 and $294,923, respectively.

i. Revenue Recognition

Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Product is shipped FOB origination.

j. Patents and Trademarks

Patent and trademark costs have been capitalized at June 30, 2006 and 2005 and total $528,198 and $407,642, respectively. The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not being amortized. Amortization will begin once the patents have been issued. Amortization expense for the years ended June 30, 2006, 2005 and 2004 was $25,514, $30,847 and $1,309, respectively. The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of SFAS 142, “Goodwill and Other Intangible Assets.” Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected, undiscounted cash flows.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2006 and 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended June 30, 2006, 2005 and 2004 was $159,328, $160,860 and $45,055 respectively.

l. Stock Based-Compensation Expense

On July 1, 2005, we adopted Statement of Financial Accounting Standards No.  (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options  and stock purchases related to the Company’s employee stock option and award plans based on estimated fair values. SFAS 123 (R) supersedes our previous accounting under Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees” (“APB25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123 (R). We have applied the provisions of SAB 107 in our adoption of SFAS 123 (R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year 2006. Our financial statements as of and for the three month and nine month periods ended March 31, 2006 reflect the impact of SFAS 123 (R). In accordance with the modified prospective transition method, our financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123 (R). Stock-based compensation expense recognized under SFAS 123 (R) for the fiscal year ended June 30, 2006 was $664,171, related to employee stock options issued during the fiscal year. There was no stock-based compensation expense related to employee stock options recognized during the fiscal year ended June 30, 2005.

SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Prior to the adoption of SFAS 123 (R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Statement of Operations because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2005, we had no unvested share-based payment awards for which compensation expense should be recognized during the fiscal year ended June 30, 2006. Stock-based compensation expense recognized in our Statements of Operations for the fiscal year ended June 30, 2006 only include compensation expense for share-based payment awards granted, but not yet vested after July 1, 2005, and is based on the grant date fair value estimated in accordance with SFAS 123 (R). Stock-based compensation expense recognized in our Statements of Operations for fiscal year ended June 30, 2006 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.

m. Deferred Stock Issuance Costs

During the year ended June 30, 2006 we closed a private placement of our securities for gross offering proceeds of $3.87 million and charged $1,364,375 in deferred stock issuance cost against the gross proceeds of the offering.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2006 and 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n. Recent Accounting Pronouncements

On November 3, 2005, the FASB issued FASB Staff Position ("FSP") Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.

In November 2004, the Financial Accounting Standards Board (‘FASB”) issued SFAS No. 151, Inventory Costs an amendment of ARB 43, Chapter 4. SFAS No. 151 amends the guidance in ARB 43, Chapter 4-Inventory pricing to clarify the accounting of abnormal amounts of idle facility expense, handling costs and waste material (spoilage). Among other provisions, the new rule requires that such items be recognized as current period changes, regardless of whether they meet the criterion of “so abnormal” as stated in ARB 43. SFAS No. 151 is effective for the fiscal years beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on the Company’s financial statements.

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

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes the distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. Although we continue to evaluate the application of SFAS No. 154, we do not currently believe that adoption will have a material impact on our results of operations, financial position or cash flows.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2006 and 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n. Recent Accounting Pronouncements (Continued)

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. We are currently evaluating the potential impact, if any, that the adoption of SFAS 155 will have on our financial statements

In July 2006, the FASB issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to No. 109 (SFAS 109), Accounting for Income Taxes. This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48’s use of the term “more-likely-than-not” in steps one and two is consistent with how that term is used in SFAS 109 (i.e., a likelihood of occurrence greater than 50 percent).

Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. Additionally, FIN 48 requires expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008). We do not believe the adoption will have material impact on our results of operation.

o. Shipping and Handling

We follow Emerging Issues Task Force Statement No. 00-10, “Shipping and Handling Fees and Costs”, which requires that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales.

p.

Trade Receivables

We charge-off trade receivables that are more than 120 days outstanding as bad-debt expense and included in selling, general and administrative expenses.  Bad debt expense was $211, $14,087 and $3,713 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2006 and 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

q. Equity Securities

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.

r. Concentrations of Risk

The Company maintains several accounts with financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000.The Company’s balances exceed that amount by $2,965,000 and $1,808,640 June 30, 2006 and 2005, respectively.

Credit losses, if any, have been provided for in the financial statements and are based on management’s expectations. The Company’s accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual risks, or significant risks in the normal course of its business.

We have one customer who accounted for 23%, 12% and 9% of our sales for the years ended June 30, 2006, 2005 and 2004, respectively.

s. Valuation of Options and Warrants

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

t. Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

u. Liquidity

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $41,788,075 at June 30, 2006.  Although for the fiscal years ended June 30, 2004, 2005 and 2006, we have losses from operations and have used cash in our operating activities in excess of our revenues, we have had little, if any, debt and have consistently had a positive net tangible book value. In connection with the preparation of our financial statements for the year ended June 30, 2006, we have analyzed our cash needs for fiscal 2007. Based on this analysis, we concluded that our available cash will be sufficient to meet our current working capital, capital expenditure and other cash requirements for fiscal 2007. However to fully implement our business plan we believe we will need additional capital. We may seek to raise additional capital through the issuance of debt or equity securities. In June 2006, we filed a shelf registration statement with the Securities and Exchange Commission. The shelf registration statement, which was declared effective in July 2006, would allow us to offer common stock, preferred stock, warrants, senior debt securities and subordinated debt securities or any combination of any of these securities in one or more offerings at an aggregate initial offering price not to exceed $120,000,000. Our ability to obtain financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain financing on favorable terms or at all.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2006 and 2005

NOTE 2 – COMMITMENTS AND CONTINGENCIES

In October 2002, we entered into a five-year lease for a 49,200 square foot executive/manufacturing facility in Boulder City, Nevada. The agreement required a security deposit of $18,000 and monthly rent payments of $16,000 for the first twelve months with annual increases. At June 30, 2006, the monthly rent was $17,500. Future minimum lease payments under this non-cancelable operating lease are as follows:

Year	Amount
2007	$214,000
2008	$54,000
$268,000

In September 2004, we entered into an agreement with Centurion whereby Centurion assists us with our marketing and capital raising efforts and on various other operational strategies.  In exchange for such services we pay to Centurion $41,667 per month or $500,000 per year, beginning September 2006 and continuing through September 2008.

In November 2005, Continental Automotive Licensing Corp. (“Petitioner”) filed a Petition for Cancellation #92045199 (“Petition”) in the United States Patent and Trademark Office (the “Trademark Office”) against Richard A. Steinke, our Chairman and Chief Executive Officer.  Petitioner alleges that it is being, has been, and will be damaged by the continued existence of the Amerityre® trademark and has asked the Trademark Office to cancel the registration.  This registered trademark (Registration No. 2,401,989) was issued November 7, 2000 by the Trademark Office to Mr. Steinke and assigned by him to us in June 2001.  We believe that the Petition is without merit and we expect to vigorously defend our use of the trademark.  The potential financial impact is impossible for the Company to evaluate or quantify at this early stage of the proceedings.  We are currently in discovery and we have made extensive discovery requests in response to the petition.

Our Chairman and Chief Executive Officer, Richard A. Steinke is to receive an annual stock award valued at $200,000 per year during each year of his three year employment agreement. He received 30,300 shares valued at $6.60 per share during the first year of his employment agreement. The number of shares issuable in connection with subsequent annual stock awards is determined by dividing $200,000 by the closing price per share for our common stock on June 30, 2006 and June 29, 2007, respectively. The shares representing the annual stock ward for fiscal 2007 have not been issued. Mr. Steinke is entitled to receive an additional 25,284 shares as the annual stock award for the second year of employment based on the closing price per share of $7.91 on June 30, 2006.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2006 and 2005

NOTE 3 – STOCK TRANSACTIONS

During the year ended June 30, 2006, the Company issued an aggregate of 1,503,964 shares of common stock as follows:

Effective July 1, 2005, our Board of Directors authorized the issuance of 30,300 shares of restricted common stock to Richard A. Steinke, the Company’s President and Chief Executive Officer as part of his employment compensation for the period beginning July 1, 2005 and ending June 30, 2006. The value of the shares was $200,000, based on the closing price of $6.60 per share.

In August 2005, we issued 470,000 shares of our common stock for cash totaling $1,410,000, in connection with the exercise of 470,000 outstanding stock options at $3.00 per share.

During October and November 2005, we issued 5,000 shares of common stock for outside consulting services valued at $26,250, based on a price of $5.25 per share and 15,000 shares of common stock for outside consulting services valued at $68,250, based on a price of $4.55 per share.  We also issued 20,000 shares of common stock for software development services valued and capitalized at $91,000, based on a price of $4.55 per share. These shares were issued pursuant to our 2002 Stock Option and Award Plan.

During December 2005, we issued 1,852 shares of our restricted common stock to the Chairman of our audit committee as partial compensation for his services as Chairman. The value of the shares was $10,000, based on the closing price of $5.40 per share.

During November 2005, we issued 7,000 shares of our restricted common stock to an investor and media relations firm as payment for services. The value of the shares was $31,850, based on the closing price of $4.55 per share.

During December 2005, we issued an aggregate of 11,112 shares (1,852 shares each) of our restricted common stock to our six (6) non-employee directors as annual compensation for their services as members of our board of directors for the period commencing December 1, 2005 through November 30, 2006. The aggregate value of the shares was $60,000, based on the closing price of $5.40 per share.

On January 3, 2006, we issued 53,100 shares of our common stock to various employees as compensation pursuant to our 2002 Stock Option and Award Plan, valued at $239,481, or $4.51 share.

On January 15, 2006, 10,000 shares of our restricted common stock vested to Gary N. Benninger, our Chief Operating Officer, pursuant to the terms of his employment agreement. The value of the shares was $53,600, or $5.36 per share, based on the closing price of the shares on October 14, 2005, the date of grant.

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

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2006 and 2005

NOTE 3 – STOCK TRANSACTIONS (continued)

Purchasers of the Units have been granted registration rights in connection with the private placement.  We were obligated to file a registration statement with the Securities and Exchange Commission (the “Commission”) within 45 days after the Closing Date and to cause the registration statement to be declared effective by the Commission within 120 days after the Closing Date (if there are no comments from the Commission) or 180 days (if comments are received from the Commission) (the “Effective Date”) in order to register the shares of Common Stock underlying the Units sold in the offering (the “Registrable Securities”) for resale and distribution by the investors (the “Registration Statement”).  The Registration Statement became effective on May 1, 2006.

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

During May 2006, we issued 14,000 shares of our restricted common stock to an investor and media relations firm as payment for services. The value of the shares was $115,080, based on the closing price of $8.22 per share.

During June 2006, we issued 6,600 shares of our common stock to warrant holders in connection with the exercise of 3,800 Class A warrants at an exercise price of $5.00 per share and 2,800 Class B warrants at an exercise price of $5.50 per share.

In June 2006, we issued 11,000 shares of our common stock to certain officers as compensation pursuant to our 2002 Stock Option and Award Plan, valued at $85,360 or $7.76 per share.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2006 and 2005

NOTE 4 – STOCK OPTIONS

General Option Information

During the fiscal year ended June 30, 2006 we issued options to acquire an aggregate of 775,000 shares of our common stock to certain employees in connection with their employment (the “Employment Options”). The Employment Options granted during fiscal year 2006 vest annually over a period of one to three years based on the employees continued employment. The exercise price for all the Employment Options range from $5.36 to $6.60 per share.

During the fiscal year ended June 30, 2005, we issued options to acquire an aggregate of 105,000 shares of our common stock to certain employees under our 2002 Stock Option and Award Plan. The options are exercisable at $6.40 per share, the closing price on the date of grant, vested immediately, and expire on December 15, 2009. Exercise prices for the outstanding options range from $3.80 to $6.70 per share and exercise terms range from one to five years.  We also issued options to acquire an aggregate of 80,000 shares of our common stock to non-employee directors for annual service on our board of directors pursuant to our 2004 Non-Employee Directors’ Stock Incentive Plan. These options vested on June 15, 2005, are exercisable at $6.40 per share and expire on December 15, 2007.

During the fiscal year ended June 30, 2004, we issued options to acquire 30,000 shares of our common stock to an employee. The options are exercisable until September 30, 2006 at an exercise price of $3.80 per share. We also issued options to acquire an aggregate of 60,000 shares of our common stock to various employees. The options were exercisable at $6.70 per share and expired unexercised on December 31, 2005.

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

	For the fiscal year ended June 30,
	2006	2005	2004
Risk free interest rate	4.13%	2.49%	1.88 – 2.15%
Expected life	3 years	2 years	2 -3 years
Expected volatility	57.69% - 58.10%	59.83%	74.05% - 79.53%
Dividend yield	0.00%	0.00%	0.00%

A summary of the status of our outstanding stock options as of March 31, 2006 and June 30, 2005 and changes during the periods then ended is presented below:

	June 30, 2006		June 30, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	3,945,000	$ 6.31	1,922,000	$ 3.66
Granted	775,000	$ 6.36	3,185,000	$ 6.97
Expired/Cancelled	(60,000)	$(6.70)	(195,252)	$(3.46)
Exercised	(470,000)	$(3.00)	(966,748)	$(3.76)
Outstanding end of period	4,190,000	$ 6.69	3,945,000	$ 6.31
Exercisable	415,000	$ 5.06	945,000	$ 4.14

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2006 and 2005

NOTE 4 – STOCK OPTIONS, Continued

The following table summarizes the range of outstanding and exercisable options as of June 30, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2006	Weighted Average Exercise Price
$3.80	30,000	0.25	$3.80	30,000	$3.80
4.00	200,000	0.95	$4.00	200,000	$4.00
5.36	150,000	5.00	$5.36	-	-
6.40	185,000	2.60	$6.40	185,000	$6.40
6.60	625,000	5.96	$6.60	-	-
7.00	3,000,000	3.21	$7.00	-	-
$3.80-$7.00	4,190,000	3.53	$6.69	415,000	$5.06

At of June 30, 2006, the unrecognized stock-based compensation related to stock options was approximately $1,367,133. This cost is expected to be expensed over a weighted average period of two years.

The table below illustrates the effect of net loss and loss per share if expense was measured using the fair value recognition provisions of  SFAS 123 to stock based compensation for the fiscal years ended June 30, 2005, 2005 and 2004:

	For the fiscal year ended June 30,
	2006	2005	2004
Net loss – as reported	$(5,324,240)	$(10,073,008)	$(4,721,255)
Less: stock –based compensation expense determined under fair value based method	-	(668,950)	(219,825)
Pro forma net loss	$(5,324,240)	$(10,741,958)	$(4,941,080)
Basic and fully diluted net loss per share	$(0.26)	$(0.53)	$(0.26)
Proforma basic and fully diluted net loss per share	$(0.26)	$(0.56)	$(0.28)

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2006 and 2005

NOTE 5 -- QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Quarter ended
	Jun 30, 2006	Mar 31, 2006	Dec 31, 2005	Sep 30, 2005
Net Sales	$721,169	$566,237	$302,255	$435,969
Gross Profit	$220,945	$133,488	$43,816	$81,626
Net Loss	$(1,267,902)	$(1,520,118)	$(1,332,465)	$(1,211,253)
Basic and Diluted Loss Per Share	$(0.06)	$(0.07)	$(0.07)	$(0.06)

	Quarter ended
	Jun 30, 2005	Mar 31, 2005	Dec 31, 2004	Sep 30, 2004
Net Sales	$550,791	$486,727	$303,801	$339,772
Gross Profit	$175,116	$91,899	$87,910	$92,985
Net Loss	$(1,069,820)	$(989,105)	$(857,807)	$(7,156,276)
Basic and Diluted Loss Per Share	$(0.05)	$(0.05)	$(0.05)	$(0.38)

NOTE 6 - SUBSEQUENT EVENTS

On July 12, 2006, we entered into a Manufacturing and Distribution License Agreement and related agreements (collectively, the “Agreement”) with Joon “James” Won Lee, doing business as Flatfree, Inc., a South Korean company (“Flatfree-Korea”). The Agreement grants Flatfree-Korea a license to manufacture our polyurethane closed-cell foam flatfree tire products (the “Products”) and market and distribute the products exclusively in South Korea and non-exclusively elsewhere in Asia.  The exclusivity of the license to distribute the Products in South Korea is dependent on Flatfree-Korea making annual minimum license payments of $100,000 per year over an initial term of 10 years. The Agreement also includes provisions for us to sell and install a $1.0 Million equipment package to manufacture the Products, as well as provide the proprietary chemical systems needed to produce the Products. We will supply the polyurethane chemical systems to Flatfree-Korea once the installation of the manufacturing equipment is completed and production commences, which is expected to be in January 2007. In connection with the Agreement, we will also provide Flatfree-Korea with equipment setup, training and manufacturing support.

On August 9, 2006, we announced the appointment of Kenneth C. Johnsen as our President, effective August 7, 2006.  Richard A. Steinke, our founder, has been serving as President and CEO as well as Chairmen of the Board.  Mr. Steinke has resigned as President, also effective August 7, 2006, but will continue to serve as Chairman and CEO, while Mr. Johnsen, who has been a member of our Board of Directors since October 2005, has resigned his board position effective August 7, 2006, and will assume his executive responsibilities immediately.  Mr. Johnsen has orally agreed to accept compensation of $500 per day for his services as President until our Compensation Committee finalizes the terms of his written employment agreement.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2006 and 2005

NOTE 6 - SUBSEQUENT EVENTS, Continued

On August 31, 2006, we entered into a Memorandum of Understanding (the “MOU”) with a privately held manufacturer of specialty tires (the “Manufacturer”). The Manufacturer is headquartered in the United States and has annual sales of approximately $500 million. We have agreed not to disclose publicly the name of the Manufacturer during the evaluation period described below. Under the MOU, the parties have agreed to negotiate definitive agreements relating to certain proposed transactions between us and the Manufacturer and undertake certain duties and responsibilities during an evaluation period. If definitive agreements are not negotiated and executed on or before February 28, 2007, the obligation to negotiate will terminate, unless the parties otherwise agree to extend the evaluation period.  During the evaluation period, the parties will develop, produce and test tires made with our polyurethane materials for use in specific tire applications. Initially, the parties will focus on solid tires, semi-solid tires, off-the-road tires and medium radial truck retreads.  If development and testing of these tires are successful, the MOU contemplates that the scope of the development arrangement will be expanded to include other tire products. As set forth in the MOU, we will generally be responsible for all design and prototype manufacturing costs during the evaluation period. The Manufacturer will generally be responsible for mold, material and testing costs.

Effective September 1, 2006, we entered into a Manufacturing License Agreement (the “Agreement”) with Qingdao Qizhou Rubber Company, LTD., a Chinese company (“Qingdao”).  The Agreement grants Qingdao a license to initially manufacture polyurethane elastomer retreads for three large-size tires used in mining operations, using our retreading process, in exchange for an aggregate  $400,000 license fee payable to us in quarterly installments over two years beginning September 1, 2006.  Qingdao will build and operate a tire retread manufacturing facility to retread the above off-the-road (“OTR”) tires using our proprietary manufacturing processes and polyurethane elastomer materials. We will assist Qingdao with the purchase of the necessary manufacturing equipment and will also provide design and installation support to Qingdao to help get the facility operational, which is estimated to take approximately twelve months.  We will be the exclusive supplier of polyurethane chemical materials to Qingdao for the manufacture of the OTR retreads.