Form 10-K/A
period 2006-06-30
AMERITYRE CORP
filed 2006-10-11
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference

None

Explanatory Note

THIS AMENDMENT IS BEING FILED SOLELY TO CORRECT THE CERTIFICATION EXHIBITS OF THE PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER REQUIRED BY SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 AND TO INCLUDE AS AN EXHIBIT, THE CONSENT OF OUR AUDITOR, HJ & ASSOCIATES, LLC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed with this report.

1.

Financial Statements:

See Index to Financial Statements on page F-1.

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

10.4	Form of Employment Agreement between the Company and certain officers of the Company (incorporated by reference to Exhibit 10.1 to our registration statement on Form S-3 (File No. 333-134476)).[1]
10.5	Schedule of signers and key terms of the Employment Agreement submitted under Exhibit 10.1 (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-3 (File No. 333-134476)).[1]
23.1	Consent of HJ & Associates, LLC, Independent Registered Public Accounting Firm.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Filed with this report.

Management contracts and compensatory plans and arrangements identified pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 10, 2006

AMERITYRE CORPORATION

By: /s/Richard A. Steinke

      Richard A. Steinke

      Chairman of the Board and

      Chief Executive Officer