Form 10-Q
period 2006-09-30
AMERITYRE CORP
filed 2006-11-01
CIK 945828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes [ ] No [X]

 The number of shares outstanding of Registrant’s Common Stock as of October 20, 2006: 21,031,733

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

Our unaudited balance sheet at September 30, 2006 and our audited balance sheet at June 30, 2006; the related unaudited statements of operations for the three month periods ended September 30, 2006 and 2005; and the related unaudited statement of cash flows for the three month periods ended September 30, 2006 and 2005, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

	Sep. 30, 2006	June 30, 2006
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,372,692	$3,065,675
Accounts receivable – net	186,145	237,788
Inventory	697,055	592,122
Prepaid expenses and other current assets	138,721	180,742
Deferred stock offering expenses	238,271	162,963
Deposit on equipment	26,827	49,373

Total Current Assets	3,659,711	4,288,663

PROPERTY AND EQUIPMENT

Leasehold Improvements	157,410	157,410
Molds and models	370,389	375,751
Equipment	2,728,383	2,677,687
Furniture and Fixtures	79,341	79,341
Software	280,337	280,337
Less – accumulated depreciation	(2,309,815)	(2,218,155)

Total Property and Equipment	1,306,045	1,352,371

OTHER ASSETS

Patents and trademarks – net	466,894	463,053
Deposits	36,000	36,000

Total Other Assets	502,894	499,053

TOTAL ASSETS	$5,468,650	$6,140,087

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	Sep. 30, 2006	June 30, 2006
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$193,884	$246,536
Accrued expenses	116,472	10,046
Deferred revenue – special projects	388,333	100,000

Total Current Liabilities	698,689	356,582

TOTAL LIABILITIES	698,689	356,582

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 shares authorized of $0.001 par value, 21,031,733 and 21,020,180 shares issued and outstanding, respectively	21,029	21,018
Additional paid-in capital	47,747,063	47,579,729
Deferred consulting and directors’ compensation	(11,667)	(29,167)
Retained deficit	(42,986,464)	(41,788,075)

Total Stockholders’ Equity	4,769,961	5,783,505

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,468,650	$6,140,087

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Operations
(unaudited)

	For the Three Months Ended September 30,
	2006	2005

NET REVENUES
Products	$594,236	$435,969
Licenses	41,667	-

Total Net Revenues	635,903	435,969

COST OF REVENUES	418,738	354,343

GROSS PROFIT	217,165	81,626

EXPENSES
Depreciation and amortization	102,284	89,256
Research and development	252,512	236,382
Loss on impairment of assets	2,109	-
Selling, general and administrative	1,085,865	985,597

Total Expenses	1,442,770	1,311,235

LOSS FROM OPERATIONS	(1,225,605)	(1,229,609)

OTHER INCOME
Interest income	26,810	17,304
Miscellaneous income	406	1,052

Total Other Income	27,216	18,356

NET LOSS	$(1,198,389)	$(1,211,253)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,020,180	19,715,806

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(unaudited)
	For the Three Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,198,389)	$(1,211,253)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	102,284	89,256
Loss on impairment of assets	2,109	-
Stock-based compensation expense related to employee options	167,345	144,764
Amortization of expense prepaid w/ common stock	17,500	50,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	51,643	40,560
Decrease (increase) in prepaid expenses	42,021	(32,225)
(Increase) in other assets	(52,761)	(100,260)
(Increase) decrease in inventory	(104,933)	31,687
Increase in accounts payable and accrued expenses	342,106	132,239
Net Cash Used by Operating Activities	(631,075)	(855,232)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(9,125)	(19,067)
Purchase of property and equipment	(52,783)	(17,969)
Net Cash Used by Investing Activities	(61,908)	(37,036)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	1,410,000
Net Cash Provided by Financing Activities	-	1,410,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(692,983)	517,732

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,065,675	2,122,320

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,372,692	$2,640,052

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows (Continued)
(unaudited)
	For the Three Months Ended September 30,
	2006	2005
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH OPERATING ACTIVITIES
Common stock issued for services rendered	$-	$200,000
Stock-based compensation expense related to employee options	$167,345	$144,764

NON-CASH INVESTING/ FINANCING ACTIVITIES
Common stock issued for prepaid compensation	$-	$200,000

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2006 and June 30, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although we believe the disclosures and information presented are adequate to make the information not misleading. These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2006 Annual Report on Form 10-K.  Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2007.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year 2006. Our financial statements as of and for the three month periods ended September 30, 2006 and 2005 reflect the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the three month periods ended September 30, 2006 and 2005 was $167,345 and $144,764, respectively, related to employee stock options issued during the respective periods.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for the three month periods ended September 30, 2006 and 2005 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended September 30,
	2006		2005
Loss (numerator)		$(1,198,389)	$(1,211,253)
Shares (denominator)		21,020,180	19,715,806
Per share amount	$	$ (0.06)	$(0.06)

Our outstanding stock options have been excluded from the basic and fully diluted net loss per share calculation. We excluded 4,160,000 and 4,100,000 common stock equivalents for the three month periods ended September 30, 2006 and 2005, respectively, because they are antidilutive.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2006 and June 30, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Liquidity

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $42,986,464 at September 30, 2006.  Although for the fiscal years ended June 30, 2004, 2005 and 2006, we have losses from operations and have used cash in our operating activities in excess of our revenues, we have had little, if any, debt and have consistently had a positive net tangible book value. In connection with the preparation of our financial statements we have analyzed our cash needs for fiscal 2007. Based on this analysis, we concluded that our available cash will be sufficient to meet our current working capital, capital expenditure and other cash requirements for fiscal 2007. However to fully implement our business plan we believe we will need additional capital. We may seek to raise additional capital through the issuance of debt or equity securities. In June 2006, we filed a shelf registration statement with the Securities and Exchange Commission. The shelf registration statement, which was declared effective in July 2006, would allow us to offer common stock, preferred stock, warrants, senior debt securities and subordinated debt securities or any combination of any of these securities in one or more offerings at an aggregate initial offering price not to exceed $120,000,000. Our ability to obtain financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain financing on favorable terms or at all.

NOTE 3 - STOCK OPTIONS

General Option Information

During the three month period ended September 30, 2006, we did not grant any options. During the three month period ended September 30, 2005, we granted options to acquire an aggregate of 625,000 shares of our common stock to certain employees in connection with their employment (the “Employment Options”). The Employment Options granted during the three month period ended September 30, 2005 vest annually over a period of one to three years based on the employee’s continued employment. The exercise price for the Employment Options granted during the period is $6.60 per share.  We use the Black-Scholes model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions, including volatility of our stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because we do not pay dividends, the dividend rate variable in the Black-Scholes model is zero. We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

	For the three month period ended September 30, 2006	For the three month period ended September 30, 2005
Risk free interest rate	N/A	4.13%
Expected life	N/A	3 years
Expected volatility	N/A	57.693%
Dividend yield	N/A	0.00%

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2006 and June 30, 2006

NOTE 3 - STOCK OPTIONS (Continued)

A summary of the status of our outstanding stock options as of September 30, 2006 and June 30, 2006 and changes during the periods then ended is presented below:

	September 30, 2006		June 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	4,190,000	$6.69	3,945,000	$6.31
Granted	-	-	775,000	$6.36
Expired/Cancelled	-	-	(60,000)	$(6.70)
Exercised	(30,000)	$(3.80)	(470,000)	$(3.00)
Outstanding end of period	4,160,000	$6.71	4,190,000	$6.69
Exercisable	3,660,000	$6.76	415,000	$5.06

The following table summarizes the range of outstanding and exercisable options as of September 30, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at Sep. 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Sep. 30, 2006	Weighted Average Exercise Price
$4.00	200,000	0.69	$4.00	200,000	$4.00
5.36	150,000	5.75	$5.36	50,000	$5.36
6.40	185,000	2.34	$6.40	185,000	$6.40
6.60	625,000	5.71	$6.60	225,000	$6.60
7.00	3,000,000	2.96	$7.00	3,000,000	$7.00
$4.00-$7.00	4,160,000	3.34	$6.71	3,660,000	$6.76

As of September 30, 2006, the unrecognized stock-based compensation related to stock options was approximately $1,199,788. This cost is expected to be expensed over a weighted average period of 2.34 years.

NOTE 4 - STOCK ISSUANCES

On September 30, 2006, we issued 11,553 shares of our common stock to an officer pursuant to the cashless exercise of 30,000 outstanding stock options.

NOTE 5 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists of chemicals, finished goods produced in our plant and products purchased for resale.

	Sep 30, 2006 (Unaudited)	June 30, 2006
Raw Materials	$$161,117	$$139,658
Work in Progress	$-	$-
Finished Goods	$535,938	$452,464
Total Inventory	$697,055	$592,122

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2006 and June 30, 2006

NOTE 6 – License Fees

The table below sets forth the contractual aggregate license revenue from manufacturing licenses granted by us to licensees during the three month period ended September 30, 2006.

		Fiscal Year 2007				Fiscal Years
	Total	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	Jun. 30, 2006	2008-2016
License Fees (1) (2)	$1,400,000	$41,667	$75,000	$75,000	$75,000	$1,133,333

(1) The License Agreement with Flatfree-Korea provides for an annual minimum license payments of $100,000 per year over an initial term of 10 years.

(2) The License Agreement with Qingdao Qizhou Rubber Co., Ltd., provides for an aggregate $400,000 license fee payable to us in quarterly installments over two (2)  years beginning September 1, 2006.

NOTE 7 – SUBSEQUENT EVENT

In October 2006, we gave our landlord notice that we intend to exercise our option to purchase the building and related real property located at 1501 Industrial Road for the purchase price of $2,600,000, pursuant to an option to purchase the property contained in our lease agreement. We provided an earnest money deposit of $25,000, which will be applied towards the purchase price. It is anticipated that the closing of the purchase will take place after January 1, 2007, subject to us obtaining adequate financing for the purchase. We will continue to pay the monthly lease amount of $18,000 until the closing of the purchase. The property consists of a 49,200 square foot building, which includes approximately 5,500 square feet of office space, situated on approximately 4.15 acres.

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

We intend to pursue a commercialization strategy that includes expanding our existing manufacturing capacity as well as transferring our technology to strategic partners consisting of industry leading tire manufacturers and users of specialty tires.  We currently have the capacity to produce up to 2,000,000 closed-cell foam or solid, Elastothane TM (non-pneumatic) polyurethane tires per year at our Boulder City, Nevada facility.  Subject to our obtaining adequate financing, we plan to construct and operate, either by ourselves or with a strategic partner, a manufacturing facility that would give us the capacity to retread approximately 7,200 OTR tires per year using ElastothaneTM.  We also intend to commercialize our ElastothaneTM tire products, including medium commercial truck retreads, Arcus® pneumatic and non-pneumatic tires, by transferring our technology to our strategic partners through licensing agreements, co-development projects and the sale of equipment and our proprietary chemical formulations.

We intend to commercialize our polyurethane technologies through licensing agreements, co-development projects, and the sale of equipment, chemical formulations and tire products to strategic partners consisting of industry leading tire manufacturers and users of specialty tires.  We expect these strategic relationships to result in revenue opportunities for Amerityre as well as further development of polyurethane technologies.  We have already begun to establish important relationships:

•

In October 2005, we entered into a development agreement with Genmar Holdings, Inc., a leading recreational boat manufacturer, to design and develop a polyurethane elastomer run-flat tire for boat trailers.  When we entered into this agreement, we estimated the project would require approximately six months before we would have prototype tires available for testing.  Due to unforeseen delays associated with the receipt and set-up of tooling and manufacturing equipment, our estimate for completing this development has been extended to December 31, 2006.

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

•

In September 2006, we entered into a manufacturing license agreement with a Chinese company to manufacture retreads using our polyurethane elastomer compound for large size OTR tires used in mining operations.

•

In September 2006, we entered into an agreement with Phelps Dodge Mining Company to evaluate polyurethane elastomer retreads for large size OTR tires. We will develop and produce several polyurethane elastomer retreads for OTR tires and Phelps Dodge will provide the OTR tire casings.

We believe that we have identified new, innovative applications of polyurethane formulations and that our proprietary technologies allow for the development of products that otherwise could not be produced using polyurethane.  We intend to expand our intellectual property portfolio through our own research and development as well as co-development efforts with industry leaders.  During the current quarter, the United States Patent and Trademark Office issued a patent to us relating to the methods we use to put reinforcement materials (beads, belts and plies) in a polyurethane tire.  We have nine additional patent applications pending relating to our tire technology. By expanding our intellectual property, we believe that we will strengthen our competitive position and continue to be an innovator in the development of polyurethane technologies.

As a company focused on the advanced chemistry and potential innovative applications of polyurethane, we believe there is a significant opportunity to apply our materials to several industries.  The high price of rubber, combined with its inherent limitations, demonstrates the need for and potential benefits of alternative materials.  We believe that significant product performance improvements can be realized by substitution of our unique polyurethane compounds for both rubber and inferior polyurethane compounds.  While our current focus is on our existing products, there are numerous markets that can benefit from products made with either our polyurethane foam or elastomer compounds as a result of their unique product requirements, such as:

• Carpet backing • Marine floatation • Building materials • Insulation • Protective coatings • Tire fill	• Encapsulated glass products (i.e., sunroofs, fixed window panels and rear sliding windows) • Hoses and vehicle tracks • Conveyor belts and equipment liners

Factors Affecting Results of Operations

While the sale of polyurethane foam tires to original equipment manufacturers, distributors and retail stores accounts for almost all of our revenue at this time, ElastothaneTM and the technology to produce tires using this proprietary formulation are significant to our potential future growth.  Our business model provides for a diversified revenue stream.  We intend to generate revenue through license agreements relating to the use of our patented manufacturing methods and systems; the sale of specialty equipment; the sale of proprietary chemical systems; the sale of a select number of finished tire products; and contract research and development services.

Historically, our expenses have exceeded our revenues. In each of these periods, our expenses consisted primarily of the following:

•

Cost of revenues, which consists primarily of raw materials, components and production of our products, including applied labor costs and benefits expenses, maintenance, facilities and other operating costs associated with the production of our products;

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

Valuation of Intangible Assets and Goodwill

At September 30, 2006, we had capitalized patent and trademark costs, net of accumulated amortization expenses, totaling $466,894.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  Amortization expense for the fiscal years ended June 30, 2006, 2005 and 2004 was $25,514, $30,847 and $1,309, respectively.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Statement of Financial Accounting Standards “SFAS” No. 142, "Goodwill and Other Intangible Assets."  We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year ended June 30, 2006.  Our financial statements as of and for the three month periods ended September 30, 2006 and 2005 reflect the impact of SFAS 123(R).  Stock based compensation expense recognized under SFAS 123(R) for the three month periods ended September 30, 2006 and 2005 was $167,345 and $144,764, respectively, related to employee stock options issued during the respective periods.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Under SFAS 123(R), stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in our Statement of Operations for the three month periods ended September 30, 2006 and 2005 assumes all awards will vest, therefore, no reduction has been made for estimated forfeitures.

Seasonality

A substantial majority of our sales are to customers within the United States. We experience some seasonality in the sale of our closed-cell polyurethane foam tires for bicycles and lawn and garden products because sales of these products generally decline during the winter months in the United States.  Sales of our closed-cell polyurethane form tire products generally peak during the spring and summer months, typically resulting in greater sales volumes during the third and fourth quarters of the fiscal year.

Results of Operations

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our revenues and cash flows. These key performance indicators include:

•

Net revenues, which consists of sales revenues and license fees;

•

Sales revenue, net of returns and trade discounts, which is an indicator of our overall business growth and the success of our sales and marketing efforts;

•

Gross profit, which is an indicator of both competitive pricing pressures and the cost of revenues of our products;

•

Growth in our customer base, which is an indicator of the success of our sales efforts; and

•

Distribution of revenue across our products offered.

The following summary table presents a comparison of our results of operations for the three month periods ended September 30, 2006 and 2005 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Month Period Ended September 30,		Percent Change
	2006	2005	2006 vs. 2005

Net revenues (1)	$635,903	$435,969	46%
Cost of revenues	$418,738	$354,343	18%
Gross profit	$217,165	$81,626	167%
Selling, general, and administrative expenses (2)	$1,085,865	$985,597	10%
Research and development expenses	$252,512	$236,382	7%
Depreciation and amortization expenses	$102,284	$89,256	15%
Loss on sales and impairment of assets	$2,109	$-	100%
Other Income	$27,216	$18,356	48%
Net loss	$(1,198,389)	$(1,211,253)	(1)%

(1) Includes $41,667 of license revenue in the three months ended September 30, 2006 with no associated cost of revenues for the period.

(2) Includes deferred compensation for employee stock options of $167,345 and $144,764 in the three month periods ended September 30, 2006 and 2005, respectively.

Three Month Period Ended September 30, 2006 Compared to September 30, 2005

Net revenues.   Sales of our closed-cell polyurethane foam products accounted for all but $41,667 of our net revenues during the three month period ended September 30, 2006. The $41,667 was derived from fees received from third-party licensees for use of our technology. For the three month period ended September 30, 2006 we had $635,903 of net revenues compared to $435,969 for the same period for 2005.  Net revenues for the three month period ended September 30, 2006 increased by $199,934, or 46%, as compared with 2005 due to a combination of licensee fees, an increase in the number of product units sold and an increase in product pricing effected during the period. During the three month period ended September 30, 2006 we had $8,718 and $4,429 of returns of our products and trade discounts, respectively, compared to $2,488 and $2,926, respectively, for the same period in 2005.

Cost of revenues.  For the three month period ended September 30, 2006 our total cost of revenues was $418,738, or 66% of net revenues, compared to $354,343, or 81% of net revenues for the same period in 2005.  Excluding $41,667 of licensee revenue with no associated cost of revenues, our cost of revenues as a percentage of net revenues decreased  11% to 70% of net revenues for the three months ended September 30, 2006, as compared with the same period in 2005. The reduction in our cost of revenues was a result of increased pricing for our products and reduced pricing obtained on chemical raw materials and wheel components.  We believe that our cost of revenues can improve as our increased sales efforts generate additional product orders to take further advantage of manufacturing efficiencies.  During the balance of the fiscal year ending June 30, 2007, we believe that the foregoing measures will continue to allow us to recapture some of the decrease in gross margin we experienced in the fiscal year ended June 30, 2006. However, we believe that it is too early to predict the extent to which our cost of revenues may be reduced or how long this reduction will continue.  We believe we currently have sufficient foam product manufacturing equipment and employees to accomplish a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

Gross Profit.  For the three month period ended September 30, 2006 we had $217,165 of gross profit compared to $81,626 for the same period in 2005.  Gross profit for the three month period ended September 30, 2006 increased by $135,539, or 167%, over same period in 2005 due primarily to the increase in net revenues and the additional revenue related to third-party license fees.  Our gross profit margin increased to 34% in 2006 from 19% for the same period in 2005.  The increase in our gross profit for the three month period ended September 30, 2006 as compared to the three month period ended September 30, 2005 was the result of 7% of net revenues derived from third-party license fees, combined with an increase in product pricing.  During the balance of the fiscal year ending June 30, 2007, we believe that the foregoing factors will allow us to maintain or improve our gross margin consistent with the three months ended September 30, 2006.

Selling, General, and Administrative Expenses.  For the three month period ended September 30, 2006 we had $1,085,865 of SG&A expenses, including the amortization of deferred compensation, compared to $985,597 for the same period in 2005.  As we increased our commercialization efforts our SG&A for the three month period ended September 30, 2006 increased by $100,268, or 10%, as compared with the same period in 2005, due primarily to increased expenses in the following areas: approximately $79,000 in additional expense for the hiring of additional management personnel; and approximately $21,000 in deferred compensation, which is primarily related to the grant of options to our employees for the purchase of restricted stock. We amortized $167,345 of deferred compensation for the three month period ended September 30, 2006 compared to $144,764 for same period in 2005.  We anticipate that SG&A for the balance of the 2007 fiscal year will be consistent with the three months ended September 30, 2006.

Research and Development Expenses.  For the three month period ended September 30, 2006 we had $252,512 of research and development expenses compared to $236,382 for the same period in 2005.  Our research and development expenses for the three month period ended September 30, 2006, increased by $16,130, or 7%, as compared with the same period in 2005 due primarily to an increase in outside testing services and the hiring of additional research and development technicians during the period.  We expect research and development expenses to increase approximately 25% during the balance of the fiscal year ending June 30, 2007 as we identify and pursue research and development projects of additional applications for our polyurethane technology outside the tire industry.

Consulting Expenses.  For the three month period ended September 30, 2006, we had $11,111 in outside consulting expenses.  We had no outside consulting expenses for the same period in 2005.  During the balance of the fiscal year ending June 30, 2007 we expect consulting expenses to increase significantly, after taking into account our agreement to pay Centurion Holdings, LLC, or Centurion, $41,667 per month beginning October 2006 through September 2008 for assisting us with our marketing and capital raising efforts and on various other operational strategies.

Depreciation and Amortization Expenses.  For the three month period ended September 30, 2006 we had $102,284 of depreciation and amortization expenses compared to $89,256 for the same period in 2005.  Our depreciation and amortization expenses for the three month period ended September 30, 2006 increased by $13,028, or 15%, compared to the same period in 2005, due to the addition of newly acquired assets during the period.

Net Loss.  For the three month period ended September 30, 2006 we had a net loss of $1,198,389 compared to a net loss of $1,211,253 for the same period in 2005.  Our net loss for the three month period ended September 30, 2006 decreased by $12,864 as compared with the same period in 2005, due primarily to the increase in the gross profit margin for the three month period ended September 30, 2006.

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

Cash Flows

The following table sets forth our consolidated cash flows for the three month periods ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006	2005

Net cash used by operating activities	$(631,075)	$(855,232)
Net cash used in investing activities	(61,908)	(37,036)
Net cash provided by financing activities	-	1,410,000
Net (decrease) increase in cash and cash equivalents during period	$(692,983)	$517,732

Net Cash Used By Operating Activities.  Our primary sources of operating cash during the three month period ended September 30, 2006 was receipts from our customers.  Our primary uses of operating cash are payments made to our vendors and employees. Net cash used by operating activities was $631,075 for the three months ended September 30, 2006 compared to $855,232 for the same period in 2005.  The decrease in cash used in operating activities is due to increases in inventory, accounts payable and accrued expenses for the three months ended September 30, 2006 compared to the same period in 2005.  Non-cash items include depreciation and amortization and stock based compensation.  Our net loss was $1,198,389 for the three months ended September 30, 2006 compared to a net loss of $1,211,253 for the same period in 2005.  Net loss for the three month period ended September 30, 2006 included non-cash expenses of $167,345 for stock-based compensation related to employee stock options and $102,284 for amortization and depreciation expenses.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $61,908 for the three month period ended September 30, 2006 and $37,036 for the same period in 2005.  Our primary uses of investing cash for the three month period ended September 30, 2006 were $9,125 deposits on patents and trademarks and $52,783 for property and equipment.  Our primary use of investing cash for the three month period ended September 30, 2005 was $19,067 for patents and trademarks and $17,969 for property and equipment.

Net Cash Provided by Financing Activities.  During the three months ended September 30, 2006, we did not engage in any financing activities. During the three month period ended September 30, 2005, financing activities provided net cash of $1,410,000, received in connection with the issuance of common stock on the exercise of outstanding options for cash.

Cash Position and Outstanding Indebtedness

Our total indebtedness at September 30, 2006 was $698,689 and our total cash and cash equivalents were $2,372,692, none of which is restricted.  Our total indebtedness at September 30, 2006 includes $193,884 in accounts payable, $116,472 in accrued expenses, primarily consisting of legal and consulting expenses, and $388,333 in deferred revenue, primarily consisting of pre-paid license and development fees. We have no long-term liabilities.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at September 30, 2006.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Facility lease (1)	$216	$216	$	$—	$—
Other long-term liabilities (2)	1,000	500	500	—	—
Total contractual cash obligations	$1,216	$716	$500	$—	$—

(1)  In October 2002, we leased our executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building, which includes approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  The term of the lease is five years expiring October 14, 2007, subject to our right to purchase the property.  The base rent is $16,000 per month for the first year, with annual increases of $500 per month during the term of the lease.  In October 2006, we gave our landlord notice that we intend to exercise our option to purchase the property for the purchase price of $2,600,000. We provided an earnest money deposit of $25,000.00, which will be applied towards the purchase price. It is anticipated that the closing of the purchase will take place after January 1, 2007, subject to us obtaining adequate financing for the purchase. We will continue to pay the monthly lease amount of $18,000 until the closing of the purchase.

(2)  In September 2004, we entered into an agreement with Centurion whereby Centurion assists us with our marketing and capital raising efforts and on various other operational strategies.  In exchange for such services we pay to Centurion $41,667 per month or $500,000 per year, beginning September 2006 and continuing through September 2008.

Future Capital Requirements

We believe that our cash on hand will be adequate to meet our current working capital, capital expenditure, and other cash requirements, however, to fully implement our business plan, we believe we will need additional capital  We may seek to raise additional capital through the issuance of debt or equity securities. In June 2006, we filed a shelf registration statement with the Securities and Exchange Commission. The shelf registration statement, which was declared effective in July 2006, would allow us to offer common stock, preferred stock, warrants, senior debt securities and subordinated debt securities or any combination of any of these securities in one or more offerings at an aggregate initial offering price not to exceed $120,000,000. Our ability to obtain financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain financing on favorable terms or at all.

 Although we believe that we will successfully implement our business plan, management cannot give any assurances that it will be able to do so or that we will ever operate profitably.  Our business plan assumes, among other things, that our selling, general and administrative expenses will continue at a rate similar to the rate we experienced for the three month period ended September 30, 2006, that we will not experience a material decline in our product pricing, and that we will not experience a material increase in our customer bad debt.  We are now obligated to pay Centurion $41,667 per month or $500,000 per year for two years for assisting us with our marketing and capital raising efforts and on various other operational strategies.  Finally, subject to obtaining adequate financing, we have elected to purchase our manufacturing facility, which we currently lease and we also may decide to build an OTR retread facility.

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

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for us as of January 1, 2007. We are currently evaluating the impact of SAB No. 108 on our financial statements

Statement of Financial Accounting Standards No. 157, Fair Value Measurements  (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS 157 effective January 1, 2008. We do not expect SFAS 157 to have a material impact on our results of operations, financial position, or cash flows.

Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 will not have an impact on our results of operations, financial position, or cash flow.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Our Annual Meeting of Stockholders will be held in the Sunset Room at the Sunset Station Hotel and Casino, 1301 West Sunset Road, Henderson, Nevada 89014, on Friday, December 1, 2006, at 10:00 am, Pacific Time, to:

1. Elect six directors to serve until the 2007 Annual Meeting of Stockholders;

2. Ratify the selection of HJ & Associates, LLC as the Company’s independent auditor for the Company’s fiscal year ending June 30, 2007;

3. Transact such other business as may properly come before the Annual Meeting or any adjournment thereof.

The foregoing matters are described in more detail in our Proxy Statement mailed to all stockholders and filed with the Commission on or about October 20, 2006.

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

Dated: October 31, 2006

AMERITYRE CORPORATION

/S/RICHARD A. STEINKE

Richard A. Steinke

Chief Executive Officer

/S/ANDERS A. SUAREZ

Anders A. Suarez

Chief Financial Officer and

Principal Accounting Officer