Form 10-Q
period 2006-12-31
AMERITYRE CORP
filed 2007-02-09
CIK 945828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Large accelerated filer [ ]

Accelerated filer [X]

Non-accelerated filer [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

The number of shares outstanding of Registrant’s Common Stock as of February 2, 2007:  21,045,111

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

Our unaudited balance sheet at December 31, 2006 and our audited balance sheet at June 30, 2006; the related unaudited statements of operations for the three and six month periods ended December 31, 2006 and 2005; and the related unaudited statement of cash flows for the six month periods ended December 31, 2006 and 2005, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

	Dec. 31, 2006	June 30, 2006
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$884,709	$3,065,675
Accounts receivable – net	231,178	237,788
Inventory	659,193	592,122
Prepaid expenses and other current assets	185,723	180,742
Deferred stock offering expenses	275,277	162,963
Deposit on equipment	179,283	49,373

Total Current Assets	2,415,363	4,288,663

PROPERTY AND EQUIPMENT

Leasehold Improvements	157,410	157,410
Molds and models	379,086	375,751
Equipment	2,817,803	2,677,687
Furniture and Fixtures	79,341	79,341
Software	280,337	280,337
Less – accumulated depreciation	(2,395,935)	(2,218,155)

Total Property and Equipment	1,318,042	1,352,371

OTHER ASSETS

Patents and trademarks – net	556,868	463,053
Deposits	61,000	36,000

Total Other Assets	617,868	499,053

TOTAL ASSETS	$4,351,273	$6,140,087

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	Dec. 31, 2006	June 30, 2006
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$193,439	$246,536
Accrued expenses	181,275	10,046
Deferred revenue – special projects	-	100,000
Deferred revenue – license fees	83,333	-
Deferred revenue – equipment sales	180,000	-

Total Current Liabilities	638,047	356,582

TOTAL LIABILITIES	638,047	356,582

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 shares authorized of $0.001 par value, 21,045,111 and 21,020,180 shares issued and outstanding, respectively	21,043	21,018
Additional paid-in capital	47,983,582	47,579,729
Deferred consulting and directors’ compensation	(55,000)	(29,167)
Retained deficit	(44,236,399)	(41,788,075)

Total Stockholders’ Equity	3,713,226	5,783,505

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,351,273	$6,140,087

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Operations
(unaudited)

	For the Three Months Ended December 31,
	2006	2005

NET REVENUES
Products	$521,426	$302,255
Licenses	75,000	-

Total Net Revenues	596,426	302,255

COST OF REVENUES	368,461	258,439

GROSS PROFIT	227,965	43,816

EXPENSES
Consulting	125,001	99,498
Depreciation and amortization	91,700	91,873
Research and development	203,966	151,825
Loss on impairment of assets	973	-
Selling, general and administrative	1,071,013	1,040,743

Total Expenses	1,492,653	1,383,939

LOSS FROM OPERATIONS	(1,264,688)	(1,340,123)

OTHER INCOME
Interest income	14,305	7,649
Miscellaneous income	448	9

Total Other Income	14,753	7,658

NET LOSS	$(1,249,936)	$(1,332,465)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,036,552	20,038,287

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Operations
(unaudited)

	For the Six Months Ended December 31,
	2006	2005

NET REVENUES
Products	$1,115,661	$738,224
Licenses	116,667	-

Total Net Revenues	1,232,328	738,224

COST OF REVENUES	787,199	612,781

GROSS PROFIT	445,129	125,443

EXPENSES
Consulting	136,112	99,498
Depreciation and amortization	193,984	181,129
Research and development	456,477	388,208
Loss on impairment of assets	3,082	-
Selling, general and administrative	2,145,768	2,026,340

Total Expenses	2,935,423	2,695,175

LOSS FROM OPERATIONS	(2,490,294)	(2,569,732)

OTHER INCOME
Interest income	41,115	24,953
Miscellaneous income	854	1,061

Total Other Income	41,969	26,014

NET LOSS	$(2,448,325)	$(2,543,718)

BASIC AND DILUTED LOSS PER SHARE	$(0.12)	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,028,366	19,877,047

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(unaudited)
	For the Six Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,448,325)	$(2,543,718)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	193,984	181,129
Loss on impairment of assets	3,082	-
Common stock issued for services	-	126,350
Stock-based compensation expense related to employee options	334,691	317,900
Amortization of expense prepaid w/ common stock	34,167	105,834
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,611	93,221
(Increase) in prepaid expenses	(4,981)	(43,662)
(Increase) in other assets	(267,224)	(296,629)
(Increase) decrease in inventory	(67,071)	79,411
Increase in accounts payable and accrued expenses	281,464	294,103
Net Cash Used by Operating Activities	(1,933,602)	(1,686,061)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(104,285)	(43,572)
Purchase of property and equipment	(152,266)	(61,813)
Net Cash Used by Investing Activities	(256,551)	(105,385)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscription	-	836,820
Proceeds from the sale of common stock	9,187	1,410,000
Net Cash Provided by Financing Activities	9,187	2,246,820

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,180,966)	455,374

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,065,675	2,122,320

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$884,709	$2,577,694

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows (Continued)
(unaudited)
	For the Six Months Ended December 31,
	2006	2005
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH OPERATING ACTIVITIES
Common stock issued for services rendered	$-	$126,350
Common stock issued for prepaid services	$-	$270,000
Stock-based compensation expense related to employee options	$334,691	$317,900

NON-CASH INVESTING/ FINANCING ACTIVITIES
Common stock issued for property and equipment	$-	$91,000

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION

Notes to the Financial Statements

December 31, 2006 (unaudited) and June 30, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading. These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2006 Annual Report on Form 10-K.  Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based-Compensation Expense

On July 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options  and stock purchases related to the Company’s employee stock option and award plans based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year 2006. Our financial statements as of and for the six month periods ended December 31, 2006 and 2005 reflect the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the six month periods ended December 31, 2006 and 2005 was $334,691 and $317,900, respectively, related to employee stock options issued during the respective periods.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for the three and six month periods ended December 31, 2006 and 2005 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Six Months Ended December 31,
	2006	2005
Loss (numerator)	$(2,448,325)	$(2,543,718)
Shares (denominator)	21,028,366	19,877,047
Per share amount	$(0.12)	$(0.13)

Our outstanding stock options have been excluded from the basic and fully diluted net loss per share calculation. We excluded 4,160,000 and 4,100,000 common stock equivalents for the six month periods ended December 31, 2006 and 2005, respectively, because they are antidilutive.

AMERITYRE CORPORATION

Notes to the Financial Statements

December 31, 2006 (unaudited) and June 30, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Liquidity

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $44,236,399 at December 31, 2006.  Although for the fiscal years ended June 30, 2004, 2005 and 2006, we have losses from operations and have used cash in our operating activities in excess of our revenues, we have had little, if any, debt and have consistently had a positive net tangible book value. In connection with the preparation of our financial statements we have analyzed our cash needs for fiscal 2007. Based on this analysis, our cash on hand will not be adequate to meet our current working capital, capital expenditure, and other cash requirements through June 30, 2007, the end of our current fiscal year. To fully implement our business plan, we will need additional capital. We will seek to raise additional capital through the issuance of debt or equity securities, pursuant to an offering under our effective shelf registration statement or one or more private placements. Our ability to obtain financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain financing on favorable terms or at all.

NOTE 3 - STOCK OPTIONS

General Option Information

During the six month period ended December 31, 2006, we did not grant any options. During the six month period ended December 31, 2005, we granted options to acquire an aggregate of 775,000 shares of our common stock to certain employees in connection with their employment (the “Employment Options”). The Employment Options granted during the six month period ended December 31, 2005 vest annually over a period of one to three years based on the employee’s continued employment. The exercise price for the Employment Options granted during the period ranged from $5.36 to $6.60 per share.  We use the Black-Scholes model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions, including volatility of our stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because we do not pay dividends, the dividend rate variable in the Black-Scholes model is zero. We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

	For the six month period ended December 31, 2006	For the six month period ended December 31, 2005
Risk free interest rate	N/A	4.13%
Expected life	N/A	3 years
Expected volatility	N/A	57.693%
Dividend yield	N/A	0.00%

AMERITYRE CORPORATION

Notes to the Financial Statements

December 31, 2006 (unaudited) and June 30, 2006

NOTE 3 - STOCK OPTIONS (Continued)

A summary of the status of our outstanding stock options as of December 31, 2006 and June 30, 2006 and changes during the periods then ended is presented below:

	December 31, 2006		June 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	4,190,000	$6.69	3,945,000	$6.31
Granted	-	-	775,000	$6.36
Expired/Cancelled	-	-	(60,000)	$(6.70)
Exercised	(30,000)	$(3.80)	(470,000)	$(3.00)
Outstanding end of period	4,160,000	$6.71	4,190,000	$6.69
Exercisable	3,660,000	$6.76	415,000	$5.06

The following table summarizes the range of outstanding and exercisable options as of December 31, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at Dec. 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Dec. 31, 2006	Weighted Average Exercise Price
$4.00	200,000	0.69	$4.00	200,000	$4.00
5.36	150,000	5.75	$5.36	50,000	$5.36
6.40	185,000	2.34	$6.40	185,000	$6.40
6.60	625,000	5.71	$6.60	225,000	$6.60
7.00	3,000,000	2.96	$7.00	3,000,000	$7.00
$4.00-$7.00	4,160,000	3.34	$6.71	3,660,000	$6.76

As of December 31, 2006, the unrecognized stock-based compensation related to stock options was approximately $1,032,443. This cost is expected to be expensed over a weighted average period of 1.55 years.

NOTE 4 - STOCK ISSUANCES

On September 30, 2006, we issued 11,553 shares of our common stock to an officer pursuant to the cashless exercise of 30,000 outstanding stock options.

On November 7, 2006, we issued 1,750 shares of our common stock for the exercise of outstanding warrants for $9,187 cash.

In December 2006, we approved the issuance of 1,938 shares of our restricted common stock to the Chairman of our audit committee as partial compensation for his services as Chairman. The value of the shares was $10,000, based on the closing price of $5.16 per share.

In December 2006, we approved the issuance of an aggregate of 9,690 shares (1,938 shares each) of our restricted common stock to our five (5) non-employee directors as annual compensation for their services as members of our board of directors for the period commencing December 1, 2006 through November 30, 2007. The aggregate value of the shares was $50,000, based on the closing price of $5.16 per share.

AMERITYRE CORPORATION

Notes to the Financial Statements

December 31, 2006 (unaudited) and June 30, 2006

NOTE 5 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists of chemicals, finished goods produced in our plant and products purchased for resale.

	Dec. 31, 2006 (Unaudited)	June 30, 2006
Raw Materials	$$156,681	$$139,658
Work in Progress	$-	$-
Finished Goods	$502,512	$452,464
Total Inventory	$659,193	$592,122

NOTE 6 – License Fees

The table below sets forth the contractual aggregate license revenue from manufacturing licenses granted by us to licensees during the six month period ended December 31, 2006.

		Fiscal Year 2007			Fiscal Years
	Total	Dec. 31, 2006	Mar. 31, 2007	Jun. 30, 2007	2008-2016
License Fees (1) (2)	$1,400,000	$116,667	$75,000	$75,000	$1,133,333

(1) The License Agreement with Flatfree-Korea provides for an annual minimum license payment of $100,000 per year over an initial term of 10 years.

(2) The License Agreement with Qingdao Qizhou Rubber Co., Ltd., provides for an aggregate $400,000 license fee payable to us in quarterly installments over two (2)  years beginning September 1, 2006.

NOTE 7 – SIGNIFICANT EVENT

In October 2006, we gave our landlord notice that we intend to exercise our option to purchase the building and related real property located at 1501 Industrial Road for the purchase price of $2,600,000, pursuant to an option to purchase the property contained in our lease agreement. We provided an earnest money deposit of $25,000, which will be applied towards the purchase price. It is anticipated that the closing of the purchase will take place after February 15, 2007, subject to us obtaining adequate financing for the purchase. We will continue to pay the monthly lease amount of $18,500 until the closing of the purchase. The property consists of a 49,200 square foot building, which includes approximately 5,500 square feet of office space, situated on approximately 4.15 acres.

AMERITYRE CORPORATION

Notes to the Financial Statements

December 31, 2006 (unaudited) and June 30, 2006

NOTE 8 – SUBSEQUENT EVENTS

On January 17, 2007, our Board of Directors announced a transition plan for the replacement of our current Chairman and Chief Executive Officer, Richard Steinke. Mr. Steinke will step down as Chairman and Chief Executive Officer effective October 1, 2007. Upon stepping down as Chairman and Chief Executive Officer, Mr. Steinke will become a full-time technology consultant to the Company and work on specific projects designated by the Company. The terms for Mr. Steinke's consulting agreement will be negotiated prior to his stepping down.

The search for a new Chief Executive Officer will be headed by Kenneth C. Johnsen, who was unanimously reappointed to the Board of Directors. In connection with his reappointment to the Board of Directors, Mr. Johnsen resigned as the Company's President. In addition to leading the search for a new Chief Executive Officer, Mr. Johnsen will be responsible for promptly finalizing a consulting agreement with Mr. Steinke and will continue to work directly with Mr. Steinke as a consultant in advancing Amerityre's business strategies and completing key projects.

In connection with Mr. Johnsen’s resignation as President, in January 2007, our board authorized the issuance of 25,000 shares of restricted common stock to him as additional compensation for his tenure as President. The aggregate value of the shares was $88,750, based on the closing price of $3.55 per share (the closing price for our common stock on January 12, 2007, the last trading day prior to the authorization). In addition, the board authorized the issuance of an option to Mr. Johnsen to purchase up to 25,000 additional shares, exercisable for three years from the grant date of January 15, 2007, at an exercise price of $3.55 per share.  The stock based compensation expense recognized under SFAS 123(R) for this option grant, based on the Black-Sholes calculation, will be approximately $33,700 and will be recorded in the three month period ending March 31, 2007.

As part of the transition plan, Elliott N. Taylor, the Company's Chief Administrative Officer, Executive Vice President, Secretary and General Counsel has resigned as an officer and will become our outside general legal counsel following a 30 to 60 day transition period. Mr. Taylor's executive and administrative duties will be assigned to new or current executive officers.  The terms of Mr. Taylor’s agreement to act as outside general counsel will be negotiated during the transition period.

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

With respect to our polyurethane passenger car tire technology, we have successfully completed testing for FMVSS 109 (the current U.S. safety standard for new pneumatic passenger car tires) and completed significant portions of FMVSS 139 (the pending U.S. safety standard) testing on our Arcus® run-flat tire design.  Successfully completed components of the testing to date include bead unseating, tire strength and the strenuous high speed component.  We are now working on the remaining endurance component of the testing protocol and management believes that we are on track to complete that testing successfully.

We are pursuing a commercialization strategy that includes expanding our existing manufacturing capacity as well as transferring our technology to strategic partners consisting of industry leading tire manufacturers and users of specialty tires.  We currently have the capacity to produce up to 2,000,000 closed-cell foam or solid,  ElastothaneTM (non-pneumatic) polyurethane tires per year at our Boulder City, Nevada facility.  We have devoted resources to strengthen and expand our sales and marketing efforts for these products.  We are also developing a program to introduce a lightweight polyurethane foam tire fill material.

We may construct and operate, either by ourselves or with a strategic partner, a manufacturing facility that would give us the ability to retread off the road (“OTR”) tires using ElastothaneTM.  Depending on the success of our ongoing discussions with potential strategic partners, we may determine that it is unnecessary for us to undertake the construction and operation of a facility ourselves.  Our ability to build and operate such a facility without a partner is limited by our current financial resources and therefore would be subject to obtaining adequate financing.

We also intend to commercialize our ElastothaneTM tire products, including medium commercial truck retreads, Arcus® pneumatic and non-pneumatic tires, by transferring our technology to our strategic partners through licensing agreements, co-development projects and the sale of equipment and our proprietary chemical formulations.  Our test work on using our polyurethane elastomer material for specialty tires continues with a specialty tire manufacturer. We are benchmarking the performance characteristics of our proprietary polyurethane materials and evaluating specific commercial applications in which the materials can serve as a replacement for rubber, however, additional work and testing is still required.

We intend to commercialize our polyurethane technologies through licensing agreements, co-development projects and the sale of equipment, chemical formulations and tire products to strategic partners consisting of industry leading tire manufacturers and users of specialty tires.  We expect these strategic relationships to result in revenue opportunities for Amerityre as well as further development of polyurethane technologies.  We have already begun to establish important relationships:

•

In September 2006, we entered into a manufacturing license agreement with Qingdao Qizhou Rubber Company, LTD. (“Qingdao”), a Chinese company, to manufacture retreads using our polyurethane elastomer compound for large size OTR tires used in mining operations.  Qingdao is currently constructing an OTR retread manufacturing facility in Shandong Province, China. The construction project, commenced in September 2006, was originally targeted for completion in September 2007. In January 2007, Qingdao reported to us that the construction of the facility is estimated to be approximately two months ahead of schedule.

•

In September 2006, we entered into an agreement with Phelps Dodge Mining Company to evaluate polyurethane elastomer retreads for large size OTR tires. We are currently developing a program for us or a third party strategic partner such as Qingdao to produce several test polyurethane elastomer retreads for OTR tires and Phelps Dodge will provide the OTR tire casings.

•

In August 2006, we entered into a memorandum of understanding with a manufacturer of specialty tires to develop, produce and test solid tires, semi-solid tires, OTR tires and medium radial truck retreads made with our polyurethane elastomer compound.  Various tires produced from our polyurethane elastomers materials are currently undergoing testing and evaluation pursuant to the terms of the memorandum of understanding.

•

In July 2006, we entered into an agreement with Flatfree Korea, a South Korean company (“Flatfree”), to manufacture and distribute our polyurethane closed-cell foam tire products in Asia.  Flatfree pays us an annual license fee and will purchase the polyurethane foam chemical systems from us once they commence manufacturing operations.

•

In October 2005, we entered into a development agreement with Genmar Holdings, Inc., a leading recreational boat manufacturer, to design and develop a polyurethane elastomer run-flat tire for boat trailers.  We believe that passing FMVSS 139 testing on the run-flat passenger car tire design is the foundation for completing our development of the run-flat trailer tire. We originally estimated that the boat trailer tire project would require approximately six months for us to develop prototype tires.  However, due to significant delays associated with the tire tooling equipment and testing, our estimate for completing this development has been extended into the first six months of the calendar year 2007.

We believe that we have identified new, innovative applications of polyurethane formulations and that our proprietary technologies allow for the development of products that otherwise could not be produced using polyurethane.  We have tested our polyurethane elastomer material for glass encapsulation applications and have achieved positive test results for the material in weatherization testing.  We are now conducting a broader range of tests to determine the performance characteristics of the material for use in automotive glass applications.

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

As a company focused on the advanced chemistry and potential innovative applications of polyurethane, we believe there is a significant opportunity to apply our materials to several industries.  The high price of rubber, combined with its inherent limitations, demonstrates the need for and potential benefits of alternative materials.  We believe that significant product performance improvements can be realized by substitution of our unique polyurethane compounds for both rubber and inferior polyurethane compounds.  While our current focus is on our existing products, there are numerous markets that can benefit from products made with either our polyurethane foam or elastomer compounds as a result of their unique product requirements, such as:

• Tire fill • Carpet backing • Marine floatation • Building materials • Insulation • Protective coatings	• Encapsulated glass products (i.e., sunroofs, fixed window panels and rear sliding windows) • Hoses and vehicle tracks • Conveyor belts and equipment liners

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

Valuation of Intangible Assets and Goodwill

At December 31, 2006, we had capitalized patent and trademark costs, net of accumulated amortization expenses, totaling $556,868.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  Amortization expense for the fiscal years ended June 30, 2006, 2005 and 2004 was $25,514, $30,847 and $1,309, respectively.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Statement of Financial Accounting Standards “SFAS” No. 142, "Goodwill and Other Intangible Assets."  We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

On July 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payments to employees and Directors, including employee stock options and stock purchases related to our employee stock option and award plans.  SFAS 123(R) supersedes our previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning in the fiscal year ended June 30, 2006.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).  We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year ended June 30, 2006.  Our financial statements as of and for the six month periods ended December 31, 2006 and 2005 reflect the impact of SFAS 123(R).  Stock based compensation expense recognized under SFAS 123(R) for the six month periods ended December 31, 2006 and 2005 was $344,691 and $317,900, respectively, related to employee stock options issued during the respective periods.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Under SFAS 123(R), stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in our Statement of Operations for the three and six month periods ended December 31, 2006 and 2005 assumes all awards will vest, therefore, no reduction has been made for estimated forfeitures.

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

The following summary table presents a comparison of our results of operations for the three and six month periods ended December 31, 2006 and 2005 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended Dec. 31,			Six Months Ended Dec. 31,
	2006	2005	% Change	2006	2005	% Change
Net revenues (1)	$596,426	$302,255	97	$1,232,328	$738,224	67
Cost of revenues	$368,461	$258,439	43	$787,199	$612,781	28
Gross profit	$227,965	$43,816	420	$445,129	$125,443	255
Selling, general, and administrative expenses (2)	$1,071,013	$1,040,743	3	$2,145,768	$2,026,340	6
Consulting	$125,001	$99,498	26	$136,112	$99,498	37
Research and development expenses	$203,966	$151,825	34	$456,477	$388,208	18
Depreciation and amortization expenses	$91,700	$91,873	(0.2)	$193,984	$181,129	7
Loss on sales and impairment of assets	$973	$-	n/a	$3,082	$-	n/a
Other Income	$14,753	$7,658	93	$41,969	$26,014	61
Net loss	$(1,249,936)	$(1,332,465)	(6)	$(2,448,325)	$(2,543,718)	(4)

(1) Includes $75,000 and $116,667, respectively, of license revenue in the three and six months ended December 31, 2006 with no associated cost of revenues for the period.

(2) Includes deferred compensation for employee stock options of $167,345 and $144,764 in the three month periods ended December 31, 2006 and 2005, respectively, and deferred compensation for employee stock options of $334,691 and $317,900 in the six month periods ended December 31, 2006 and 2005, respectively.

Three Month Period Ended December 31, 2006 Compared to December 31, 2005

Net revenues.   Sales of our closed-cell polyurethane foam products accounted for all but $75,000 of our net revenues during the three month period ended December 31, 2006. The $75,000 was derived from fees received from third-party licensees for use of our technology. For the three month period ended December 31, 2006 we had $596,426 of net revenues compared to $302,255 for the same period for 2005.  Net revenues for the three month period ended December 31, 2006 increased by $294,171 or 97%, as compared with 2005 due to a combination of licensee fees, an increase in the number of product units sold and an increase in product pricing effected during the period. During the three and six month periods ended December 31, 2006 we had $5,179 and $2,063 of returns of our products and trade discounts, respectively, compared to $6,780 and $1,734, respectively, for the same period in 2005.

Cost of revenues.  For the three month period ended December 31, 2006 our total cost of revenues was $368,461, or 62% of net revenues, compared to $258,439, or 86% of net revenues for the same period in 2005.  Excluding $75,000 of licensee revenue with no associated cost of revenues, our cost of revenues as a percentage of net revenues decreased to 71% of net revenues for the three months ended December 31, 2006, as compared with the same period in 2005. The reduction in our cost of revenues was a result of our increased sales efforts generating additional product orders to take advantage of manufacturing efficiencies.  We believe we currently have sufficient foam product manufacturing equipment and employees to accomplish a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

Gross Profit.  For the three month period ended December 31, 2006 we had $227,965 of gross profit compared to $43,816 for the same period in 2005.  Gross profit for the three month period ended December 31, 2006 increased by $184,149, or 420%, over the same period in 2005 due primarily to the increase in net revenues and the additional revenue related to third-party license fees.  Our gross profit margin increased to 38% in 2006 from 15% for the same period in 2005.  The increase in our gross profit for the three month period ended December 31, 2006 as compared to the three month period ended December 31, 2005 was the result of 13% of net revenues derived from third-party license fees, combined with an increase in product sales.  During the balance of the fiscal year ending June 30, 2007, we believe that the foregoing factors will allow us to maintain our gross margin consistent with the three months ended December 31, 2006.

Selling, General, and Administrative Expenses.  For the three month period ended December 31, 2006 we had $1,071,013 of SG&A expenses, including the amortization of deferred compensation, compared to $1,040,743 for the same period in 2005.  As we increased our commercialization efforts our SG&A for the three month period ended December 31, 2006 increased by $30,270, or 3%, as compared with the same period in 2005, due primarily to increased expenses for the amortization of deferred compensation related to employee stock option grants. We amortized $167,345 of deferred compensation for the three month period ended December 31, 2006 compared to $144,764 for same period in 2005.  We anticipate that SG&A for the balance of the 2007 fiscal year will be consistent with the three months ended December 31, 2006.

Research and Development Expenses.  For the three month period ended December 31, 2006 we had $203,966 of research and development expenses compared to $151,825 for the same period in 2005.  Our research and development expenses for the three month period ended December 31, 2006, increased by $52,141, or 34%, as compared with the same period in 2005 due primarily to an increase in outside testing services and the hiring of additional research and development technicians during the period.  We expect research and development expenses to increase approximately 10% during the balance of the fiscal year ending June 30, 2007 as we identify and pursue research and development projects of additional applications for our polyurethane technology outside the tire industry.

Consulting Expenses.  For the three month period ended December 31, 2006, we had $125,001 in outside consulting expenses.  We had $99,498 in outside consulting expenses for the same period in 2005.  During the balance of the fiscal year ending June 30, 2007 we expect consulting expenses to remain consistent due to our agreement to pay Centurion Holdings, LLC, or Centurion, $41,667 per month beginning October 2006 through September 2008 for assisting us with our marketing and capital raising efforts and on various other operational strategies.

Depreciation and Amortization Expenses.  For the three month period ended December 31, 2006 we had $91,700 of depreciation and amortization expenses compared to $91,873 for the same period in 2005.  Our depreciation and amortization expenses for the three month period ended December 31, 2006 decreased slightly compared to the same period in 2005.

Net Loss.  For the three month period ended December 31, 2006 we had a net loss of $1,249,936 compared to a net loss of $1,332,465 for the same period in 2005.  Our net loss for the three month period ended December 31, 2006 decreased by $82,529 as compared with the same period in 2005, due primarily to the increase in the gross profit margin for the three month period ended December 31, 2006.

Six Month Period Ended December 31, 2006 Compared to December 31, 2005

Net revenues.   Sales of our closed-cell polyurethane foam products accounted for all but $116,667 of our net revenues during the six month period ended December 31, 2006. The $116,667 was derived from fees received from third-party licensees for use of our technology. For the six month period ended December 31, 2006 we had $1,232,328 of net revenues compared to $738,224 for the same period for 2005.  Net revenues for the six month period ended December 31, 2006 increased by $494,104, or 67%, as compared with 2005 due to a combination of licensee fees, an increase in the number of product units sold and an increase in product pricing effected during the period. During the six month period ended December 31, 2006 we had $13,893 and $6,491 of returns of our products and trade discounts, respectively, compared to $9,268 and $4,660, respectively, for the same period in 2005.

Cost of revenues.  For the six month period ended December 31, 2006 our total cost of revenues was $787,199, or 64% of net revenues, compared to $612,781, or 83% of net revenues for the same period in 2005.  Excluding $116,667 of licensee revenue with no associated cost of revenues, our cost of revenues as a percentage of net revenues decreased to 70% of net revenues for the six months ended December 31, 2006, as compared with the same period in 2005. The reduction in our cost of revenues was a result of increased pricing for our products and reduced pricing obtained on chemical raw materials and wheel components.  We believe that our cost of revenues can improve as our increased sales efforts generate additional product orders to take further advantage of manufacturing efficiencies.  We believe we currently have sufficient foam product manufacturing equipment and employees to accomplish a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

Gross Profit.  For the six month period ended December 31, 2006 we had $445,129 of gross profit compared to $125,443 for the same period in 2005.  Gross profit for the six month period ended December 31, 2006 increased by $319,686, or 255%, over same period in 2005 due primarily to the increase in net revenues and the additional revenue related to third-party license fees.  Our gross profit margin increased to 36% in 2006 from 17% for the same period in 2005.  The increase in our gross profit for the six month period ended December 31, 2006 as compared to the six month period ended December 31, 2005 was the result of 9% of net revenues derived from third-party license fees, combined with an increase in product pricing and increased product sales.  During the balance of the fiscal year ending June 30, 2007, we believe that the foregoing factors will allow us to maintain our gross margin consistent with the six months ended December 31, 2006.

Selling, General, and Administrative Expenses.  For the six month period ended December 31, 2006 we had $2,145,768 of SG&A expenses, including the amortization of deferred compensation, compared to $2,026,340 for the same period in 2005.  As we increased our commercialization efforts our SG&A for the six month period ended December 31, 2006 increased by $119,428, or 6%, as compared with the same period in 2005, due primarily to increases in sales and marketing, directors fees, executive personnel, outside consulting, insurance and amortized expenses for employee stock options, offset by decreases in office and facilities expenses. We anticipate that SG&A for the balance of the 2007 fiscal year will be consistent with the six months ended December 31, 2006.

Research and Development Expenses.  For the six month period ended December 31, 2006 we had $456,477 of research and development expenses compared to $388,208 for the same period in 2005.  Our research and development expenses for the six month period ended December 31, 2006, increased by $68,269, or 18%, as compared with the same period in 2005 due primarily to an increase in outside testing services and the hiring of additional research and development technicians during the period.  We expect research and development expenses to increase approximately 10% during the balance of the fiscal year ending June 30, 2007 as we identify and pursue research and development projects of additional applications for our polyurethane technology outside the tire industry.

Consulting Expenses.  For the six month period ended December 31, 2006, we had $136,112 in outside consulting expenses.  We had $99,498 in outside consulting expenses for the same period in 2005.  During the balance of the fiscal year ending June 30, 2007 we expect consulting expenses to remain consistent due to our agreement to pay Centurion $41,667 per month beginning October 2006 through September 2008 for assisting us with our marketing and capital raising efforts and on various other operational strategies.

Depreciation and Amortization Expenses.  For the six month period ended December 31, 2006 we had $193,984 of depreciation and amortization expenses compared to $181,129 for the same period in 2005.  Our depreciation and amortization expenses for the six month period ended December 31, 2006 increased by $12,855, or 7%, compared to the same period in 2005, due to the addition of newly acquired assets during the period.

Net Loss.  For the six month period ended December 31, 2006 we had a net loss of $2,448,325 compared to a net loss of $2,543,718 for the same period in 2005.  Our net loss for the six month period ended December 31, 2006 decreased by $95,393 as compared with the same period in 2005, due primarily to the increase in the gross profit margin for the six month period ended December 31, 2006.

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

Cash Flows

The following table sets forth our consolidated cash flows for the six month periods ended December 31, 2006 and 2005.

	Six Months Ended December 31,
	2006	2005

Net cash used by operating activities	$(1,933,602)	$(1,686,061)
Net cash used in investing activities	(256,551)	(105,385)
Net cash provided by financing activities	9,187	2,246,820
Net (decrease) increase in cash and cash equivalents during period	$(2,180,966)	$455,374

Net Cash Used By Operating Activities.  Our primary sources of operating cash during the six month period ended December 31, 2006 was receipts from our customers.  Our primary uses of operating cash are payments made to our vendors and employees. Net cash used by operating activities was $1,933,602 for the six months ended December 31, 2006 compared to $1,686,061 for the same period in 2005.  The increase in cash used in operating activities is primarily due to increases in inventory, deposits on equipment and other prepaid assets for the six months ended December 31, 2006 compared to the same period in 2005.  Non-cash items include depreciation and amortization and stock based compensation.  Our net loss was $2,448,325 for the six months ended December 31, 2006 compared to a net loss of $2,543,718 for the same period in 2005.  Net loss for the six month period ended December 31, 2006 included non-cash expenses of $334,691 for stock-based compensation related to employee stock options and $193,984 for amortization and depreciation expenses.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $256,551 for the six month period ended December 31, 2006 and $105,385 for the same period in 2005.  Our primary uses of investing cash for the six month period ended December 31, 2006 were $104,285 deposits on patents and trademarks and $152,266 for property and equipment.  Our primary use of investing cash for the six month period ended December 31, 2005 was $43,572 for patents and trademarks and $61,813 for property and equipment.

Net Cash Provided by Financing Activities.  During the six months ended December 31, 2006, financing activities provided net cash of $9,187 for the issuance of common stock on the exercise of outstanding warrants for cash. During the six month period ended December 31, 2005, financing activities provided net cash of $2,246,820, received in connection with the issuance of common stock on the exercise of outstanding options for cash and the proceeds from stock subscriptions.

Cash Position and Outstanding Indebtedness

Our total indebtedness at December 31, 2006 was $638,047 and our total cash and cash equivalents were $884,709, none of which is restricted.  Our total indebtedness at December 31, 2006 includes $193,439 in accounts payable, $181,275 in accrued expenses, primarily consisting of legal and consulting expenses, and $263,333 in deferred revenue, primarily consisting of pre-paid license and equipment sales fees. We have no long-term liabilities.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at December 31, 2006.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Facility lease (1)	$176	$176	$	$—	$—
Other long-term liabilities (2)	875	500	375	—	—
Total contractual cash obligations	$1,051	$676	$375	$—	$—

(1)  In October 2002, we leased our executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building, which includes approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  The term of the lease is five years expiring October 14, 2007, subject to our right to purchase the property. In October 2006, we gave our landlord notice that we intend to exercise our option to purchase the property for the purchase price of $2,600,000. We provided an earnest money deposit of $25,000, which will be applied towards the purchase price. It is anticipated that the closing of the purchase will take place after February 15, 2007, subject to us obtaining adequate financing for the purchase. We will continue to pay the monthly lease amount of $18,500 until the closing of the purchase.

(2)  In September 2004, we entered into an agreement with Centurion whereby Centurion assists us with our marketing and capital raising efforts and on various other operational strategies.  In exchange for such services we pay to Centurion $41,667 per month or $500,000 per year, beginning September 2006 and continuing through September 2008.

Future Capital Requirements

Our cash on hand will not be adequate to meet our current working capital, capital expenditure, and other cash requirements through June 30, 2007, the end of our current fiscal year. To fully implement our business plan, we will need additional capital. We will seek to raise additional capital through the issuance of debt or equity securities, pursuant to an offering under our effective shelf registration statement or one or more private placement transactions. Our ability to obtain financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain financing on favorable terms or at all.

 Although we believe that we will successfully implement our business plan, management cannot give any assurances that it will be able to do so or that we will ever operate profitably.  Our business plan assumes, among other things, that our selling, general and administrative expenses will continue at a rate similar to the rate we experienced for the six month period ended December 31, 2006, that we will not experience a material decline in our product pricing, and that we will not experience a material increase in our customer bad debt.  We are now obligated to pay Centurion $41,667 per month through September 2008 for assisting us with our marketing and capital raising efforts and on various other operational strategies.  If we are able to obtain additional funding, we may purchase our manufacturing facility, which we currently lease and we also may decide to construct an OTR retread facility.

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

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for us as of January 1, 2007. We are currently evaluating the impact of SAB No. 108 on our financial statements

Statement of Financial Accounting Standards No. 157, Fair Value Measurements  (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS 157 effective January 1, 2008. We do not expect SFAS 157 to have a material impact on our results of operations, financial position, or cash flows.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held in the Sunset Room at the Sunset Station Hotel and Casino, 1301 West Sunset Road, Henderson, Nevada 89014, on Friday, December 1, 2006, at 10:00 am, Pacific Time.  The stockholders voted on the following matters:

1. Elected six directors to serve until the 2007 Annual Meeting of Stockholders; and

2. Ratified the selection of HJ & Associates, LLC as the Company’s independent auditor for the Company’s fiscal year ending June 30, 2007.

Voting results on the above matters were as follows:

1. Directors	For	Against	Withheld
Richard A. Steinke	17,521,164	357,000	34,835
Henry D. Moyle	17,815,217	73,247	24,535
Louis M. Haynie	17,546,520	341,944	24,535
Wesley G. Sprunk	17,797,648	90,816	24,535
Norman H. Tregenza	17,785,307	103,157	24,535
Steve M. Hanni	17,838,920	49,544	24,535

2. Ratify HJ & Associates, LLC	17,799,958	93,172	19,869

A total of 17,912,999 shares were represented at the meeting in person or by proxy, or approximately 85% of the total 21,031,733 shares eligible to vote.

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

Dated: February 9, 2007

AMERITYRE CORPORATION

/S/RICHARD A. STEINKE

Richard A. Steinke

Chief Executive Officer

/S/ANDERS A. SUAREZ

Anders A. Suarez

Chief Financial Officer and

Principal Accounting Officer