Form 10-Q
period 2007-03-31
AMERITYRE CORP
filed 2007-05-10
CIK 945828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Large accelerated filer [ ]

Accelerated filer [X]

Non-accelerated filer [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

The number of shares outstanding of Registrant’s Common Stock as of May 4, 2007:  23,226,407

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

Our unaudited balance sheet at March 31, 2007 and our audited balance sheet at June 30, 2006; the related unaudited statements of operations for the three and nine month periods ended March 31, 2007 and 2006; and the related unaudited statement of cash flows for the nine month periods ended March 31, 2007 and 2006, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

	Mar. 31, 2007	June 30, 2006
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,338,597	$3,065,675
Accounts receivable – net	270,654	237,788
Inventory	715,964	592,122
Prepaid expenses and other current assets	108,838	180,742
Deferred stock offering expenses	151,607	162,963
Deposit on equipment	195,223	49,373

Total Current Assets	4,780,883	4,288,663

PROPERTY AND EQUIPMENT

Leasehold Improvements	157,410	157,410
Molds and models	381,671	375,751
Equipment	2,817,803	2,677,687
Furniture and Fixtures	81,126	79,341
Software	280,337	280,337
Less – accumulated depreciation	(2,483,522)	(2,218,155)

Total Property and Equipment	1,234,825	1,352,371

OTHER ASSETS

Patents and trademarks – net	575,484	463,053
Deposits	36,000	36,000

Total Other Assets	611,484	499,053

TOTAL ASSETS	$6,627,192	$6,140,087

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	Mar. 31, 2007	June 30, 2006
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$405,758	$246,536
Accrued expenses	303,398	10,046
Deferred revenue – special projects	-	100,000
Deferred revenue – license fees	58,333	-
Deferred revenue – equipment sales	187,000	-

Total Current Liabilities	954,489	356,582

TOTAL LIABILITIES	954,489	356,582

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 shares authorized of $0.001 par value, 21,656,911 and 21,020,180 shares issued and outstanding, respectively	21,655	21,018
Additional paid-in capital	50,107,329	47,579,729
Stock subscription deposits (net of stock offering expense)	1,325,210	-
Deferred consulting and directors’ compensation	(40,000)	(29,167)
Retained deficit	(45,741,491)	(41,788,075)

Total Stockholders’ Equity	5,672,703	5,783,505

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,627,192	$6,140,087

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2007	2006

NET REVENUES
Products	$648,717	$566,237
Licenses	75,000	-

Total Net Revenues	723,717	566,237

COST OF REVENUES	457,269	432,749

GROSS PROFIT	266,448	133,488

EXPENSES
Consulting	150,162	-
Depreciation and amortization	92,772	97,859
Research and development	173,178	108,560
Loss on impairment of assets	-	-
Selling, general and administrative	1,363,544	1,486,192

Total Expenses	1,779,656	1,692,611

LOSS FROM OPERATIONS	(1,513,208)	(1,559,123)

OTHER INCOME
Interest income	7,164	38,973
Miscellaneous income	953	32

Total Other Income	8,117	39,005

NET LOSS	$(1,505,091)	$(1,520,118)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,174,010	20,659,224

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Operations
(unaudited)

	For the Nine Months Ended March 31,
	2007	2006

NET REVENUES
Products	$1,764,378	$1,304,461
Licenses	191,667	-

Total Net Revenues	1,956,045	1,304,461

COST OF REVENUES	1,244,468	1,045,530

GROSS PROFIT	711,577	258,931

EXPENSES
Consulting	286,274	99,498
Depreciation and amortization	286,756	278,988
Research and development	629,655	496,768
Loss on impairment of assets	3,082	-
Selling, general and administrative	3,509,312	3,512,532

Total Expenses	4,715,079	4,387,786

LOSS FROM OPERATIONS	(4,003,502)	(4,128,855)

OTHER INCOME
Interest income	48,279	63,926
Miscellaneous income	1,807	1,093

Total Other Income	50,086	65,019

NET LOSS	$(3,953,416)	$(4,063,836)

BASIC AND DILUTED LOSS PER SHARE	$(0.19)	$(0.20)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,076,205	20,133,966

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(unaudited)
	For the Nine Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,953,416)	$(4,063,836)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	286,756	278,988
Loss on impairment of assets	3,082	-
Common stock issued for services	131,850	419,431
Stock-based compensation expense related to employee options	576,195	491,035
Amortization of expense prepaid w/ common stock	49,167	173,333
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(32,866)	(29,570)
Decrease (Increase) in prepaid expenses	71,904	(23,404)
(Increase) decrease in other assets	(134,494)	50,621
(Increase) decrease in inventory	(123,842)	99,540
Increase in accounts payable and accrued expenses	447,907	194,054
Net Cash Used by Operating Activities	(2,677,757)	(2,409,808)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(128,086)	(106,331)
Purchase of property and equipment	(156,637)	(448,992)
Net Cash Used by Investing Activities	(284,723)	(555,323)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscription	1,392,710	-
Proceeds from the sale of common stock	2,018,800	3,870,000
Stock offering costs	(185,296)	(83,278)
Proceeds from the exercise of warrants/ stock options	9,188	1,410,000
Net Cash Provided by Financing Activities	3,235,402	5,196,722

NET INCREASE IN CASH AND CASH EQUIVALENTS	272,922	2,231,591

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,065,675	2,122,320

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,338,597	$4,353,911

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows (Continued)
(unaudited)
	For the Nine Months Ended March 31,
	2007	2006
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH OPERATING ACTIVITIES
Common stock issued for services rendered	$131,850	$419,431
Common stock issued for prepaid services	$-	$270,000
Stock-based compensation expense related to employee options	$576,195	$491,035

NON-CASH INVESTING/ FINANCING ACTIVITIES
Common stock issued for property and equipment	$-	$91,000

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION

Notes to the Financial Statements

March 31, 2007 (unaudited) and June 30, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading. These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2006 Annual Report on Form 10-K.  Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2007.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year 2006. Our financial statements as of and for the nine month periods ended March 31, 2007 and 2006 reflect the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the nine month periods ended March 31, 2007 and 2006 was $576,195 and $491,035, respectively, related to employee stock options issued during the respective periods.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for the three and nine month periods ended March 31, 2007 and 2006 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Nine Months Ended March 31,
	2007	2006
Loss (numerator)	$(3,953,416)	$(4,063,836)
Shares (denominator)	21,076,205	20,133,966
Per share amount	$(0.19)	$(0.20)

We excluded 4,115,000 and 4,190,000 common stock equivalents from the basic and fully diluted net loss per share calculation for the nine month periods ended March 31, 2007 and 2006, respectively, because they are antidilutive.

AMERITYRE CORPORATION

Notes to the Financial Statements

March 31, 2007 (unaudited) and June 30, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Liquidity

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $45,741,491 at March 31, 2007.  Although for the fiscal years ended June 30, 2004, 2005 and 2006, we have losses from operations and have used cash in our operating activities in excess of our revenues, we have had little, if any, debt and have consistently had a positive net tangible book value. In connection with the preparation of our financial statements we have analyzed our cash needs for fiscal 2007.  To address potential liquidity issues we have recently raised additional capital through the private placement of our common stock. During April and May 2007, we raised net offering proceeds of approximately $6.66 million. Based on this financing we believe that our cash on hand will be adequate to meet our current working capital, capital expenditure and other cash requirements for the next 12 months.

NOTE 3 - STOCK OPTIONS

General Option Information

During the nine month period ended March 31, 2007, we granted 55,000 options. During the nine month period ended March 31, 2006, we granted options to acquire an aggregate of 775,000 shares of our common stock to certain employees in connection with their employment (the “Employment Options”). The Employment Options granted during the nine month period ended March 31, 2006 vest annually over a period of one to three years based on the employee’s continued employment. The exercise price for the Employment Options granted during the period ranged from $5.36 to $6.60 per share.  Of the 775,000 Employee Options outstanding at March 31, 2006, during the three month period ended March 31, 2007, we cancelled 100,000 unvested Employment Options. We use the Black-Scholes model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions, including volatility of our stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because we do not pay dividends, the dividend rate variable in the Black-Scholes model is zero. We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

	For the nine month period ended March 31, 2007	For the nine month period ended March 31, 2006
Risk free interest rate	4.8%	4.13%
Expected life	3 years	3 years
Expected volatility	49.85	57.77%
Dividend yield	0.00%	0.00%

AMERITYRE CORPORATION

Notes to the Financial Statements

March 31, 2007 (unaudited) and June 30, 2006

NOTE 3 - STOCK OPTIONS (Continued)

A summary of the status of our outstanding stock options as of March 31, 2007 and June 30, 2006 and changes during the periods then ended is presented below:

	March 31, 2007		June 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	4,190,000	$6.69	3,945,000	$6.31
Granted	55,000	$3.96	775,000	$6.36
Expired/Cancelled	(100,000)	$(6.60)	(60,000)	$(6.70)
Exercised	(30,000)	$(3.80)	(470,000)	$(3.00)
Outstanding end of period	4,115,000	$6.68	4,190,000	$6.69
Exercisable	3,715,000	$6.72	415,000	$5.06

The following table summarizes the range of outstanding and exercisable options as of March 31, 2007:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at Mar. 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Mar. 31, 2007	Weighted Average Exercise Price
$3.55	25,000	2.80	$3.55	25,000	$3.55
4.00	200,000	0.19	4.00	200,000	4.00
4.31	30,000	2.94	4.31	30,000	4.31
5.36	150,000	5.25	5.36	50,000	5.36
6.40	185,000	1.85	6.40	185,000	6.40
6.60	525,000	5.11	6.60	225,000	6.60
7.00	3,000,000	2.46	7.00	3,000,000	7.00
$3.55-$7.00	4,115,000	2.77	$6.68	3,715,000	$6.72

As of March 31, 2007, the unrecognized stock-based compensation related to stock options was approximately $691,381. This cost is expected to be expensed over a weighted average period of 1.31 years.

NOTE 4 - STOCK ISSUANCES

In December 2006, we approved the issuance of 1,938 shares of our restricted common stock to the Chairman of our audit committee as partial compensation for his services as Chairman. The value of the shares was $10,000, based on the closing price of $5.16 per share. The shares were issued in January 2007.

In December 2006, we approved the issuance of an aggregate of 9,690 shares (1,938 shares each) of our restricted common stock to our five (5) non-employee directors as annual compensation for their services as members of our board of directors for the period commencing December 1, 2006 through November 30, 2007. The aggregate value of the shares was $50,000, based on the closing price of $5.16 per share. The shares were issued in January 2007.

In connection with Mr. Johnsen’s resignation as President, in January 2007, our board authorized the issuance of 25,000 shares of restricted common stock to him as additional compensation for his tenure as President. The aggregate value of the shares was $88,750, based on the closing price of $3.55 per share (the closing price for our common stock on January 12, 2007, the last trading day prior to the authorization). In addition, the board authorized the issuance of an option to Mr. Johnsen to purchase up to 25,000 additional shares, exercisable for three years from the grant date of January 15, 2007, at an exercise price of $3.55 per share.  The stock based compensation expense recognized under SFAS 123(R) for this option grant, based on the Black-Sholes calculation, was $34,288 and was recognized in the three month period ended March 31, 2007.

AMERITYRE CORPORATION

Notes to the Financial Statements

March 31, 2007 (unaudited) and June 30, 2006

NOTE 4 - STOCK ISSUANCES (continued)

Elliott N. Taylor, the Company's Chief Administrative Officer, Executive Vice President, Secretary and General Counsel resigned as an officer effective March 16, 2007, and has agreed to continue as our outside general legal counsel.  Mr. Taylor's executive and administrative duties have been assigned to current executive officers.  The terms of Mr. Taylor’s agreement to act as outside general counsel include a monthly payment of $20,000 for 24 months.  Mr. Taylor was also awarded 10,000 shares of common stock valued at $4.31 and was granted an option to purchase 30,000 shares of common stock at $4.31 per share, exercisable for 3 years from the grant date of March 16, 2007.  The stock based compensation expense recognized under SFAS 123(R) for this option grant, based on the Black-Sholes calculation, was $49,137 and was recognized in the three month period ended March 31, 2007.

Effective April 2, 2007, we completed the private placement of our securities in the form of units (the “Units”) at a price of $14 per Unit for total offering proceeds of $3,662,036. Each Unit consists of four (4) shares of common stock and two (2) warrants for the purchase of common stock, exercisable for two years at an exercise price of $4.50 per share.  We sold an aggregate of 261,574 Units, or 1,046,296 shares and 523,148 warrants.

Effective May 2, 2007, we completed the private placement of our securities in the form of units (the “Units”) at a price of $14 per Unit for an aggregate purchase price of $3,850,000. Each Unit consists of four (4) shares of common stock and two (2) warrants to purchase one share of common stock, exercisable for two years at an exercise price of $4.50 per share.  We sold an aggregate of 275,000 Units, or 1,100,000 shares and 550,000 warrants.

 NOTE 5 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists of chemicals, finished goods produced in our plant and products purchased for resale.

	Mar. 31, 2007 (Unaudited)	June 30, 2006
Raw Materials	$$161,696	$$139,658
Work in Progress	$-	$-
Finished Goods	$554,268	$452,464
Total Inventory	$715,964	$592,122

NOTE 6 – License Fees

The table below sets forth the contractual aggregate license revenue from manufacturing licenses granted by us to licensees during the nine month period ended March 31, 2007.

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

AMERITYRE CORPORATION

Notes to the Financial Statements

March 31, 2007 (unaudited) and June 30, 2006

NOTE 7 – SIGNIFICANT EVENTS

In October 2006, we gave our landlord notice that we intend to exercise our option to purchase the building and related real property located at 1501 Industrial Road for the purchase price of $2,600,000, pursuant to an option to purchase the property contained in our lease agreement. We provided an earnest money deposit of $25,000, which was returned to us because we did not obtain adequate financing prior to the February 15, 2007 closing date.  Subsequent to March 31, 2007, we completed a private placement of our common stock and raised sufficient funds to proceed with the proposed acquisition of the property, subject to negotiating acceptable terms for the purchase. The property consists of a 49,200 square foot building, which includes approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  We will continue to pay the monthly lease amount of $18,500 until we can complete the proposed acquisition.

On January 17, 2007, our Board of Directors announced a transition plan for the replacement of our current Chairman and Chief Executive Officer, Richard Steinke. Mr. Steinke will step down as Chairman and Chief Executive Officer effective October 1, 2007. Upon stepping down as Chairman and Chief Executive Officer, Mr. Steinke will become our full-time technology consultant. The terms for Mr. Steinke's consulting agreement will be negotiated prior to his stepping down.

In connection with the transition, Kenneth C. Johnsen was unanimously reappointed to the Board of Directors and resigned as our President.  Mr. Johnsen will be responsible for finalizing a consulting agreement with Mr. Steinke and will continue to work directly with Mr. Steinke in advancing our business strategies and completing key projects.

On January 17, 2007, our Board of Directors also announced that Elliott N. Taylor, the Company’s Chief Administrative Officer, Executive Vice President, Secretary and General Counsel was returning to the private practice of law.  Effective March 16, 2007, Mr. Taylor is serving as the Company’s outside legal counsel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance or financial condition.  Such statements are only predictions and the actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2006. The historical results set forth in this discussion and analysis are not necessarily indicative of trends with respect to any actual or projected future financial performance.  This discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report.

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

With respect to our polyurethane passenger car tire technology, we have successfully completed testing for Federal Motor Vehicle Safety Standard (“FMVSS”) 109 (the current U.S. safety standard for new pneumatic passenger car tires) and completed significant portions of FMVSS 139 (the pending U.S. safety standard) testing on our Arcus® run-flat tire design.  Successfully completed components of the testing to date include bead unseating, tire strength and the strenuous high speed component.  We are now working on the remaining endurance component of the testing protocol and management believes that we are on track to complete that testing successfully.

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

We also intend to commercialize our ElastothaneTM tire products, including medium commercial truck retreads, Arcus® pneumatic and non-pneumatic tires, by transferring our technology to strategic partners through licensing agreements, co-development projects and the sale of equipment and our proprietary chemical formulations.  We are in the process of testing our polyurethane elastomer material for specialty tire applications with a specialty tire manufacturer. We are benchmarking the performance characteristics of our proprietary polyurethane materials and evaluating specific commercial applications in which the materials can potentially serve as a replacement for rubber. However, additional work and testing is still required.

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

Recent Developments

We are currently engaged in discussions with a major foreign conglomerate (the “Potential Transaction Party”) regarding a potential strategic relationship. We have discussed with the Potential Transaction Party the general terms for jointly developing a polyurethane passenger car tire. It is anticipated that the proposed joint development agreement would include provisions for: (a) us to design and engineer the tooling to manufacture a radial polyurethane passenger car tire based on the tire specifications and tread design provided by the Potential Transaction Party; (b) the Potential Transaction Party to provide the tooling necessary to manufacture the radial polyurethane passenger car tire; and (c) us to manufacture a sufficient quantity of radial polyurethane passenger car tires so that we can complete safety testing required under FMVSS 109 and the Potential Transaction Party can complete safety testing required under the applicable foreign jurisdiction. Each party would bear its own costs for the development and testing.  The general time frame under discussion for completion of the joint development program is to be approximately five (5) to six (6) months from execution.

In addition to the joint development project outlined above, our discussions with the Potential Transaction Party have included the potential sale by us to the Potential Transaction Party of shares of common stock representing a 50% post-transaction equity interest.  The proposed equity ownership is subject to further due diligence by the Potential Transaction Party and the negotiation of definitive terms for the transaction, including the purchase price for the shares of common stock and the negotiation of a definitive agreement.  In addition to the acquisition of the 50% post-transaction equity interest in the Company, the Potential Transaction Party would have the right, but not the obligation, to maintain its 50% ownership interest going forward.

The proposed equity ownership transaction would also require approval of our shareholders to increase our authorized capital stock and comply with NASDAQ requirements. We cannot predict whether our discussions with the Potential Transaction Party will ultimately result in a transaction or series of transactions. Further, even if agreements are reached, the terms of any such agreements could differ significantly from the proposed terms identified above.

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

•

Consulting expenses, which consist primarily of amounts paid to third-parties for outside services for advisory services related to capital raising and operational strategies;

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

Valuation of Intangible Assets and Goodwill

At March 31, 2007, we had capitalized patent and trademark costs, net of accumulated amortization expenses, totaling $575,484.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  Amortization expense for the fiscal years ended June 30, 2006, 2005 and 2004 was $25,514, $30,847 and $1,309, respectively.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Statement of Financial Accounting Standards “SFAS” No. 142, "Goodwill and Other Intangible Assets."  We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year ended June 30, 2006.  Our financial statements as of and for the nine month periods ended March 31, 2007 and 2006 reflect the impact of SFAS 123(R).  Stock based compensation expense recognized under SFAS 123(R) for the nine month periods ended March 31, 2007 and 2006 was $576,195 and $491,035, respectively, related to employee stock options issued during the respective periods.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Under SFAS 123(R), stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in our Statement of Operations for the three and nine month periods ended March 31, 2007 and 2006 assumes all awards will vest, therefore, no reduction has been made for estimated forfeitures.

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

The following summary table presents a comparison of our results of operations for the three and nine month periods ended March 31, 2007 and 2006 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended Mar. 31,			Nine Months Ended Mar. 31,
	2007	2006	% Change	2007	2006	% Change
Net revenues (1)	$723,717	$566,237	28	$1,956,045	$1,304,461	50
Cost of revenues	$457,269	$432,749	6	$1,244,468	$1,045,530	19
Gross profit	$266,448	$133,488	100	$711,577	$258,931	175
Selling, general, and administrative expenses (2)	$1,363,544	$1,486,192	(8)	$3,509,312	$3,512,532	(0)
Consulting	$150,162	$-	100	$286,274	$99,498	188
Research and development expenses	$173,178	$108,560	60	$629,655	$496,768	27
Depreciation and amortization expenses	$92,772	$97,859	(5)	$286,756	$278,988	3
Loss on sales and impairment of assets	$-	$-	-	$3,082	$-	100
Other Income	$8,117	$39,005	(79)	$50,086	$65,019	(23)
Net loss	$(1,505,091)	$(1,520,118)	(1)	$(3,953,416)	$(4,063,836)	(3)

(1) Includes $75,000 and $191,667, respectively, of license revenue in the three and nine months ended March 31, 2007 with no associated cost of revenues for the period.

(2) Includes deferred compensation for employee stock options of $241,504 and $173,135 in the three month periods ended March 31, 2007 and 2006, respectively, and deferred compensation for employee stock options of $576,195 and $491,035 in the nine month periods ended March 31, 2007 and 2006, respectively.

Three Month Period Ended March 31, 2007 Compared to March 31, 2006

Net revenues.   Sales of our closed-cell polyurethane foam products accounted for all but $75,000 of our net revenues during the three month period ended March 31, 2007. The $75,000 was derived from fees received from third-party licensees for use of our technology. For the three month period ended March 31, 2007, we had $723,717 of net revenues compared to $566,237 for the same period for 2006.  Net revenues for the three month period ended March 31, 2007 increased by $157,480 or 28%, as compared with 2006 due to a combination of licensee fees, and an increase in the number of product units sold. During the three month period ended March 31, 2007, we had $15,611 and $3,198 of returns of our products and trade discounts, respectively, compared to $12,783 and $1,618, respectively, for the same period in 2006.

Cost of revenues.  For the three month period ended March 31, 2007, our total cost of revenues was $457,269, or 63% of net revenues, compared to $432,749, or 76% of net revenues for the same period in 2006.  Excluding $75,000 of licensee revenue with no associated cost of revenues, our cost of revenues as a percentage of net revenues decreased to 70% of net revenues for the three months ended March 31, 2007, as compared with the same period in 2006. The reduction in our cost of revenues as a percentage of revenues was the result of our increased sales efforts generating additional product orders to take advantage of manufacturing efficiencies.  We believe we currently have sufficient foam product manufacturing equipment and employees to accomplish a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

Gross Profit.  For the three month period ended March 31, 2007, we had $266,448 of gross profit compared to $133,488 for the same period in 2006.  Gross profit for the three month period ended March 31, 2007, increased by $132,960, or 100%, over the same period in 2006 due primarily to the increase in net revenues, $75,000 of which was attributable to the additional revenue related to third-party license fees.  Our gross profit margin increased to

37% in 2007 from 24% for the same period in 2006.  The increase in our gross profit for the three month period ended March 31, 2007 as compared to the three month period ended March 31, 2006 was the result of the additional revenues derived from third-party license fees, combined with an increase in product sales.  During the balance of the fiscal year ending June 30, 2007, we believe that the foregoing factors will allow us to maintain our gross margin consistent with the three months ended March 31, 2007.

Selling, General, and Administrative Expenses.  For the three month period ended March 31, 2007, we had $1,363,544 of selling, general and administrative expenses, including the amortization of deferred compensation, compared to $1,486,192 for the same period in 2006.  Our selling, general, and administrative expenses decreased slightly during the three month period ended March 31, 2007, due primarily to a decrease in payroll and payroll taxes, travel expenses, and general office expenses. The decrease was offset by the increase in sales and markets advertising expenses and amortization of deferred compensation. We amortized $241,504 of deferred compensation for the three month period ended March 31, 2007 compared to $173,136 for same period in 2006.  We anticipate that selling, general and administrative expenses for the balance of the 2007 fiscal year will be consistent with the three months ended March 31, 2007.

Research and Development Expenses.  For the three month period ended March 31, 2007, we had $173,177 of research and development expenses compared to $108,560 for the same period in 2006.  Our research and development expenses for the three month period ended March 31, 2007, increased by $64,618, or 60%, as compared with the same period in 2006 due primarily to an increase in outside testing services and the hiring of additional research and development technicians during the period.  We expect research and development expenses to increase approximately 20% during the balance of the fiscal year ending June 30, 2007 as we identify and pursue research and development projects of additional applications for our polyurethane technology outside the tire industry.

Consulting Expenses.  For the three month period ended March 31, 2007, we incurred $150,162 of expenses for outside consulting services associated with our marketing and capital raising efforts and on various other operational strategies. In additional, we incurred $108,494 in outside consulting expenses associated with assisting us on our search for a new chief executive officer.

Depreciation and Amortization Expenses.  For the three month period ended March 31, 2007 we had $92,772 of depreciation and amortization expenses compared to $97,859 for the same period in 2006.  Our depreciation and amortization expenses for the three month period ended March 31, 2007 decreased slightly compared to the same period in 2006.

Net Loss.  For the three month period ended March 31, 2007, we had a net loss of $1,505,091 compared to a net loss of $1,520,118 for the same period in 2006.  Our net loss for the three month period ended March 31, 2007 decreased slightly by $15,027 as compared with the same period in 2006. The most significant increase was the increase in consulting services and research and development expenses. The increase in expenses was offset by the increase in the gross profit margin and the decrease in selling, general and administrative expenses for the three month period ended March 31, 2007.

Nine Month Period Ended March 31, 2007 Compared to March 31, 2006

Net revenues.   Sales of our closed-cell polyurethane foam products accounted for all but $191,667 of our net revenues during the nine month period ended March 31, 2007. The $191,667 was derived from fees received from third-party licensees for use of our technology. For the nine month period ended March 31, 2007, we had $1,956,045 of net revenues compared to $1,304,461 for the same period for 2006.  Net revenues for the nine month period ended March 31, 2007 increased by $651,584, or 50%, as compared with 2006 due to a combination of licensee fees, an increase in the number of product units sold and an increase in product pricing effected during the period. During the nine month period ended March 31, 2007, we had $29,503 and $9,689 of returns of our products and trade discounts, respectively, compared to $22,056 and $6,278, respectively, for the same period in 2006.

Cost of revenues.  For the nine month period ended March 31, 2007, our total cost of revenues was $1,244,468, or 64% of net revenues, compared to $1,045,530, or 80% of net revenues for the same period in 2006.  Excluding $191,667 of licensee revenue with no associated cost of revenues, our cost of revenues as a percentage of net revenues decreased to 71% of net revenues for the nine months ended March 31, 2007, as compared with the same period in 2006. The reduction in our cost of revenues as a percentage of revenues was a result of increased pricing for our products and reduced pricing obtained on chemical raw materials and wheel components.  We believe that our cost of revenues can improve as our increased sales efforts generate additional product orders to take further advantage of manufacturing efficiencies.  We believe we currently have sufficient foam product manufacturing equipment and employees to accomplish a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

Gross Profit.  For the nine month period ended March 31, 2007, we had $711,577 of gross profit compared to $258,931 for the same period in 2006.  Gross profit for the nine month period ended March 31, 2007 increased by $452,646 or 175%, over same period in 2006 due primarily to the increase in net revenues and the additional revenue related to third-party license fees.  Our gross profit margin increased to 36% in 2007 from 20% for the same period in 2006.  The increase in our gross profit for the nine month period ended March 31, 2007, as compared to the nine month period ended March 31, 2006, was the result of 10% of net revenues derived from third-party license fees, combined with an increase in product pricing and increased product sales.  During the balance of the fiscal year ending June 30, 2007, we believe that the foregoing factors will allow us to maintain our gross margin consistent with the nine months ended March 31, 2007.

Selling, General, and Administrative Expenses.  For the nine month period ended March 31, 2007, we had $3,509,312 of selling, general and administrative expenses, including the amortization of deferred compensation, compared to $3,512,532 for the same period in 2006.  Our selling, general and administrative expenses for the nine month period ended March 31, 2007 slightly decreased by $3,220, or 0.1%, as compared with the same period in 2006, due primarily to significant decreases in office and facility expenses, but off-set by increases in sales and marketing, directors fees, executive personnel, outside consulting, insurance and amortized expenses for employee stock options. We anticipate that SG&A for the balance of the 2007 fiscal year will be consistent with the nine months ended March 31, 2007.

Research and Development Expenses.  For the nine month period ended March 31, 2007, we had $629,655 of research and development expenses compared to $496,768 for the same period in 2006.  Our research and development expenses for the nine month period ended March 31, 2007, increased by $132,887, or 27%, as compared with the same period in 2006 due primarily to an increase in outside testing services and the hiring of additional research and development technicians during the period.  We expect research and development expenses to increase slightly during the balance of the fiscal year ending June 30, 2007 as we identify and pursue research and development projects of additional applications for our polyurethane technology outside the tire industry.

Consulting Expenses.  For the nine month period ended March 31, 2007, we incurred $286,274 in expenses for outside consulting services associated with our marketing and capital raising efforts and on various other operational strategies. We incurred $99,498 in outside consulting expenses for the same period in 2006.

Depreciation and Amortization Expenses.  For the nine month period ended March 31, 2007, we had $286,756 of depreciation and amortization expenses compared to $278,988 for the same period in 2006.  Our depreciation and amortization expenses for the nine month period ended March 31, 2007 increased by $7,768, or 3%, compared to the same period in 2006, due to the addition of newly acquired assets during the period.

Net Loss.  For the nine month period ended March 31, 2007, we had a net loss of $3,953,416 compared to a net loss of $4,063,836 for the same period in 2006.  Our net loss for the nine month period ended March 31, 2007 decreased by $110,420 as compared with the same period in 2006, due primarily to the increase in the gross profit margin for the nine month period ended March 31, 2007. The increase in the gross profit margin was offset by the increase in outside consulting services and research and development expenses. Net loss for the nine month period ended March 31, 2007 included non-cash expenses of $576,195 for stock-based compensation related to employee stock options and $286,756 for amortization and depreciation expenses.

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

Cash Flows

The following table sets forth our consolidated cash flows for the nine month periods ended March 31, 2007 and 2006.

	Nine Months Ended March 31,
	2007	2006

Net cash used by operating activities	$(2,677,757)	$(2,409,808)
Net cash used in investing activities	(284,723)	(555,323)
Net cash provided by financing activities	3,235,402	5,196,722
Net (decrease) increase in cash and cash equivalents during period	$272,922	$2,231,591

Net Cash Used By Operating Activities.  Our primary source of operating cash during the nine month period ended March 31, 2007 was receipts from our customers and proceeds from the sale of common stock.  Our primary uses of operating cash are payments made to our vendors and employees. Net cash used by operating activities was $2,677,757 for the nine months ended March 31, 2007, compared to $2,409,808 for the same period in 2006.  The increase in cash used in operating activities is primarily due to increases in inventory, deposits on equipment and other prepaid assets for the nine months ended March 31, 2007, compared to the same period in 2006.  Non-cash items include depreciation and amortization and stock based compensation

Net Cash Used In Investing Activities.  Net cash used by investing activities was $284,723 for the nine month period ended March 31, 2007 and $555,323 for the same period in 2006.  Our primary uses of investing cash for the nine month period ended March 31, 2007 were $128,086 deposits on patents and trademarks and $156,637 for property and equipment.  Our primary use of investing cash for the nine month period ended March 31, 2006 was $106,331 for patents and trademarks and $448,992 for property and equipment.

Net Cash Provided by Financing Activities.  During the nine months ended March 31, 2007, financing activities provided net cash of $3,235,402 for the issuance of common stock for cash. During the nine month period ended March 31, 2006, financing activities provided net cash of $5,196,722, received in proceeds from the sale of common stock and proceeds from the issuance of common stock on the exercise of outstanding options for cash.

Cash Position and Outstanding Indebtedness

Our total indebtedness at March 31, 2007 was $954,489 and our total cash and cash equivalents were $3,338,597, none of which is restricted.  Our total indebtedness at March 31, 2007 includes $405,758 in accounts payable, $303,398 in accrued expenses, primarily consisting of legal and consulting expenses, and $245,333 in deferred revenue, primarily consisting of pre-paid license and equipment sales fees. We have no long-term liabilities.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at March 31, 2007.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Facility lease (1)	$108	$108	$—	$—	$—
Other liabilities	70	70	—	—	—
Total contractual cash obligations	$178	$178	$—	$—	$—

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

Future Capital Requirements

We believe our cash on hand will be adequate to meet our current working capital, capital expenditure, and other cash requirements for the next 12 months. However, to fully implement our business plan, we may need additional capital. If additional capital is required, we will seek to raise the additional capital through the issuance of debt or equity securities. Our ability to obtain financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain financing on favorable terms or at all.

 Although we believe that we will successfully implement our business plan, management cannot give any assurances that it will be able to do so or that we will ever operate profitably.  Our business plan assumes, among other things, that our selling, general and administrative expenses will continue at a rate similar to the rate we experienced for the nine month period ended March 31, 2007, that we will not experience a material decline in our product pricing, and that we will not experience a material increase in our customer bad debt.  Subsequent to March 31, 2007, we completed a private placement of our common stock and raised sufficient funds to proceed with the proposed acquisition of our manufacturing facility, which we currently lease, subject to negotiating acceptable terms for the purchase.

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

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for us as of January 1, 2007. We are currently evaluating the impact of SAB No. 108, if any, on our financial statements

Statement of Financial Accounting Standards No. 157, Fair Value Measurements  (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS 157 effective January 1, 2008. We do not expect SFAS 157 to have a material impact on our results of operations, financial position, or cash flows.

Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 will not have an impact on our results of operations, financial position, or cash flow.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective May 2, 2007, we completed the private placement of our securities in the form of units (the “Units”) at a price of $14 per Unit for an aggregate purchase price of $3,850,000. Each Unit consists of four (4) shares of common stock and two (2) warrants to purchase one share of common stock, exercisable for two years at an exercise price of $4.50 per share.  We sold an aggregate of 275,000 Units, or 1,100,000 shares and 550,000 warrants. The net proceeds we received from the private placement were approximately $3,100,000, after deducting placement agent commissions and expenses. The expenses associated with the private placement included reimbursement of certain expenses incurred by our placement agent over the past 12 months, as well as commissions attributable to certain prior fund raising activities by us that were payable only upon the completion of the private placement.

The securities underlying the Units are subject to registration rights.  We are obligated to file a registration statement with the U.S. Securities and Exchange Commission (the “Commission”) not later than 15 days after the closing date of the offering and to use our best efforts to cause the registration statement to be declared effective within 60 days after the closing date or, if earlier, within five business days after we are notified that the registration statement will not be reviewed or is no longer subject to further review and comment by the Commission.     If the registration is not filed or declared effective by the respective deadlines, we will be obligated to pay liquidated damages at the rate of one percent of the aggregate purchase price of the Units each month until the failure is cured. We will bear all of the expenses of the registration.

Effective April 2, 2007, we completed the private placement of our securities in the form of units (the “Units”) at a price of $14 per Unit for total offering proceeds of $3,662,036. Each Unit consists of four (4) shares of common stock and two (2) warrants for the purchase of common stock, exercisable for two years at an exercise price of $4.50 per share.  We sold an aggregate of 261,574 Units, or 1,046,296 shares and 523,148 warrants. We have agreed to pay a fee of $150,000 to an unrelated third party in connection with the sale of the Units. The securities underlying the Units are subject to registration rights.  We are obligated to use our best efforts to file a registration statement registering the securities underlying the Units sold with the U.S. Securities and Exchange Commission (the “Commission”) not later than 45 days after the closing date of the offering and to use our best efforts to cause the registration statement to be declared effective within 120 days after the closing date (if there are no comments from the Commission) or 180 days (if comments are received from the Commission).  We will bear all of the expenses of the registration.

We have the right to redeem the warrants beginning 90 days after the effective date of the registration statement, if at any time following the effective date, the average closing bid price for the common stock in the over-the-counter market is at least $4.95 per share for the 20 consecutive trading day period ending not more than 15 days prior to notice of redemption of the warrants. Our right to redeem the warrants requires us to give the holders written notice of redemption of not less than 30 days, and is subject to the right of the holders of the warrants to exercise the same in accordance with the terms of the warrants during the redemption period.  The redemption price of the warrants is $0.10 per share.

We believe the offer and sale of the securities described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D thereunder because the securities were sold in a transaction not involving a public offering.

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

Dated: May 10, 2007

AMERITYRE CORPORATION

/S/RICHARD A. STEINKE

Richard A. Steinke

Chief Executive Officer

/S/ANDERS A. SUAREZ

Anders A. Suarez

Chief Financial Officer and

Principal Accounting Officer