Form 10-K
period 2007-06-30
AMERITYRE CORP
filed 2007-09-17
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
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

On September 7, 2007, 23,441,551 shares of common stock of the Registrant were outstanding, and the market value of common stock held by non-affiliates was $85,890,582 (based upon the closing price of $3.96 per share of common stock as quoted on the NASDAQ Capital Market).

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement, which will be issued in connection with the 2007 Annual Meeting of Shareholders of Amerityre Corporation, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

AMERITYRE CORPORATION

2007 ANNUAL REPORT ON FORM 10-K

iii

AMERITYRE CORPORATION

2007 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1. BUSINESS

Overview

We were incorporated as a Nevada corporation on January 30, 1995 under the name American Tire Corporation and changed our name to Amerityre Corporation in December 1999.  Since our inception in 1995, we have been engaged in the research and development of technologies related to the formulation of polyurethane compounds and the manufacturing process for producing tires from polyurethane.

We believe that we have developed unique polyurethane formulations that allow for the creation of tire products with superior performance characteristics, including abrasion resistance and load-bearing capabilities, compared to those of conventional rubber tires.  In addition, we believe that the manufacturing processes we have developed are more efficient than traditional tire manufacturing processes, in part because our polyurethane compounds do not require the processing steps, extreme heat, and high pressure that are necessary to cure rubber.  Using our polyurethane technologies, we believe tires can be produced that are cost-competitive,  more durable and more fuel efficient than existing rubber tires. As a company focused on the advanced chemistry and potential innovative applications of polyurethane, we believe there is a significant opportunity to apply our materials to several industries.  The escalating price of rubber, combined with its inherent limitations, demonstrates the need for and potential benefits of alternative materials.  We believe that significant product performance improvements can be realized by substitution of our unique polyurethane compounds for both rubber and inferior polyurethane compounds.

We intend to expand our intellectual property portfolio through our own research and development as well as co-development efforts with industry leaders. We have numerous patents granted  and  additional patent applications pending relating to our tire technology. By expanding our intellectual property, we believe that we will strengthen our competitive position and continue to be an innovator in the development of polyurethane technologies.

Products

Our polyurethane material technology is based on two key proprietary formulations; closed-cell polyurethane foam, which is a lightweight material with high load-bearing capabilities for light-use applications; and Elastothane®, a high performance polyurethane elastomer with high load-bearing capabilities suitable for heavy-use applications. The sale of closed-cell polyurethane foam tires accounts for approximately 79% of our total revenues at this time. However, we believe that Elastothane® and the technology to produce tires using this proprietary formulation are significant to our potential future growth.  Our business model provides for a diversified revenue stream, and we intend to generate additional revenue through license agreements relating to the use of our patented manufacturing methods and commercialization of the products produced with Elastothane®.

Low Duty Closed-Cell Polyurethane Foam Tires

We currently manufacture several lines of closed-cell polyurethane foam tires for bicycles, wheelchairs, lawn and garden products, such as wheelbarrows and hand trucks, and outdoor power equipment products.  Our closed-cell polyurethane foam products are often referred to as flat-free because they have no inner tube, do not require inflation and will not go flat even if punctured. Our closed-cell polyurethane foam tires are mounted on the wheel rim in much the same way as a pneumatic tire.  Our closed-cell polyurethane foam products are virtually maintenance free, eliminating the need to make tedious puncture repairs and offering superior wear compared to rubber based tires.

Although we currently have the capacity to produce up to 2,000,000 closed-cell foam tires per year at our Boulder City, Nevada facility, we intend to expand commercialization of our closed-cell foam tire products through strategic relationships with off-shore licensees who will manufacture the closed-cell foam tires for use on original equipment products.

In July 2006, we entered into an agreement with Flatfree Korea, a South Korean company (“Flatfree”), to manufacture and distribute our polyurethane closed-cell foam tire products in Asia.  Flatfree paid us an annual license fee for 2006 to have the exclusivity to market the closed-cell foam tire products in South Korea and agreed to purchase the polyurethane foam chemical systems from us once they commence manufacturing operations. As of August 2007, Flatfree had not commenced manufacturing operations and has elected not to pay the annual licensee fee to maintain its exclusivity to manufacture and sell polyurethane foam products in South Korea.  We are currently negotiating with other interested parties for manufacturing and marketing rights to our closed-cell foam tire products in Asia.

Amerifill™ Tire Fill Material

We recently introduced high-quality polyurethane foam for use in the commercial tire fill market. The new materials will be marketed under the name Amerifill™. Amerifill™ is based on Amerityre’s proven, premier “flat-free” closed-cell polyurethane foam technology. Amerifill™ materials are compatible with most tire fill equipment in use today.   Currently, tire fill materials are used in many tire applications, including construction, industrial and mining applications, to “flat-proof” and extend the life of rubber tires. Amerifill™ is based on MDI polyurethane chemical formulations, which have been shown to be very stable and environmentally safe.  Most tire fill materials available today are petroleum-based compounds that have been shown to reduce the useful life of the tire and to pose environmental hazards. We have shown that Amerifill™ performs better under load, runs cooler and is more durable than current comparable materials.  We have evaluated Amerifill™ in the field and in side-by-side comparison testing conducted by independent test laboratories.  These evaluations and tests demonstrate that in many applications both the fill weight and cost can be significantly reduced by switching to Amerifill™.

Products in Development

We are developing tires and treads for tires using Elastothane® for a variety of applications as discussed below. In order to design and produce polyurethane tires suitable for these applications, we have invented the manufacturing equipment necessary to produce these tires in limited quantities and currently have multiple patents and pending patent applications with respect to various aspects of this technology.  This work is ongoing and we expect to make improvements to the processes and equipment as needed so that products can be produced in commercial quantities.  Elastothane® and the technology to produce tires using this proprietary formulation are significant to us because we believe that they allow for the creation of tires that can be produced quickly and less expensively than traditional rubber pneumatic tires, while meeting or exceeding the performance characteristics of those tires.

Polyurethane Elastomer Passenger Car Tire and the Arcus® Run-Flat Tire

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

We have produced a limited number of Arcus® passenger car tires and have conducted independent laboratory testing to demonstrate these tires comply with the Federal Motor Vehicle Safety Standards, or FMVSS.  In April 2004, our Arcus® Run-Flat tire was successfully tested by an accredited test laboratory approved by the National Highway Traffic Safety Administration, or NHTSA, to certify compliance with the laboratory test procedures required under FMVSS 109, the current safety standard for pneumatic passenger car tires.  We know of no other company that has produced a pneumatic polyurethane passenger car tire that has passed these standards.  Additionally, an independent laboratory test demonstrated that our Arcus® Run-Flat tire had 45% less rolling resistance than a comparable rubber run-flat car tire.  The independent laboratory test indicated that the lower rolling resistance would result in more than a 12% increase in fuel economy for a car equipped with Arcus® Run-Flat tires.

We have completed significant portions of FMVSS 139 (the pending U.S. safety standard) testing on our Arcus® run-flat tire design.  Successfully completed components of the testing to date include bead unseating, tire strength and the strenuous high speed component.  We are now working on the remaining endurance component of the testing protocol, and management believes that we will complete that testing successfully.

In connection with the further development of the Arcus® run-flat tire, we entered into a development agreement with Genmar Holdings, Inc., a leading recreational boat manufacturer, to design and develop a polyurethane elastomer run-flat tire for boat trailers.  We believed that passing FMVSS 139 testing on the run-flat passenger car tire design is the foundation for completing our development of the run-flat trailer tire. We originally estimated that the boat trailer tire project would require approximately six months for us to develop prototype tires.  However, due to significant delays associated with the tire tooling equipment and testing, our estimate for completing this development was extended well beyond the original estimated time frame for completion.  As a result, Genmar has a right, but is not obligated, to evaluate the run-flat tires for boat trailers once the tires have completed FMVSS 139 testing.

Over the past several months we have been engaged in discussions with a major foreign conglomerate regarding a potential strategic relationship. Initially our discussions included the potential sale by us of a 50% equity interest. We have been unable to come to mutually agreeable terms and no further discussions regarding an equity investment are expected at this time.  We have also discussed the general terms for jointly developing a polyurethane passenger car tire with one of the conglomerate’s subsidiaries  If a transaction  materializes, it is anticipated that the proposed joint development agreement would include provisions for: (a) us to design and engineer the tooling to manufacture a radial polyurethane passenger car tire based on the tire specifications and tread design provided by the joint development partner; (b) the joint development partner providing the tooling necessary to manufacture the polyurethane passenger car tire; and (c) manufacturing a sufficient quantity of  polyurethane passenger car tires so that we can complete applicable safety testing. We cannot predict whether our discussions will ultimately result in a transaction or series of transactions. Further, even if agreements are reached, the terms of any such agreements could differ significantly from the proposed terms identified above.

Polyurethane Elastomer Non-Pneumatic or “Solid” Tires

We have completed the developmental phase of a non-pneumatic zero-pressure temporary/spare tire using Elastothane®.  This solid Elastothane® tire was developed for potential use as a temporary/spare tire for passenger vehicles.  These tires do not contain air and do not require inflation.  In April 2005, prototype non-pneumatic temporary/spare tires were successfully tested by an accredited test laboratory approved by NHTSA to certify compliance with the laboratory test procedures required under FMVSS 129, the standard applicable to new non-pneumatic tires.  We view this as a major breakthrough in tire technology because we believe no other company  has developed a non-pneumatic tire that complies with FMVSS 129.  In its current state of development the non-pneumatic temporary spare tire costs and weighs more than a conventional pneumatic temporary tire. Therefore, we are developing additional prototype non-pneumatic tires for other applications such as fork lifts, skid steers and luggage carts that currently use solid rubber tires and where the weight and cost of the solid polyurethane tire are significantly more competitive.

Polyurethane Elastomer Retread Material

We have been developing a manufacturing process for retreading off the road (“OTR”) and medium commercial truck tires with Elastothane®.  We believe this retreading process will have broad application for the mining, construction, industrial and commercial truck tire markets.  Our tire retreading process involves applying the polyurethane tread compound to the rubber tire casing without high heat, pressure or curing.

In September 2006, we entered into a manufacturing license agreement with Qingdao Qizhou Rubber Company, LTD. (“Qingdao”), a Chinese company, to manufacture retreads using our polyurethane elastomer compound for large size OTR tires used in mining operations.  In connection with the manufacturing license agreement we agreed to supply Qingdao with a 2,500 lb per minute polyurethane pouring machine. We commissioned a third-party equipment supplier in the United Kingdom to fabricate the machine. The machine has now been tested and prepared for shipment to Qingdao’s newly constructed OTR retread manufacturing facility in Shandong Province, China.

Qingdao has reported to us that they have experienced delays in receiving the equipment from the United Kingdom and therefore may not be able to meet their projected September 2007 time frame for commencing production of OTR retreads. We do not know at this time the extent of the delay. Once the polyurethane pouring machine has been received and installed, Qingdao will purchase  the polyurethane elastomer chemical systems necessary to produce the OTC retreads directly from us.

We have entered into an agreement with Phelps Dodge Mining Company to evaluate polyurethane elastomer retreads for large size OTR tires. We are currently developing a program with Qingdao to produce several test polyurethane elastomer retreads for OTR tires and Phelps Dodge will provide the OTR tire casings.

Glass Encapsulation Material

We believe that we have identified new, innovative applications of polyurethane formulations using our proprietary technologies.  We have tested our polyurethane elastomer material for glass encapsulation applications, and in some instances have achieved positive test results for the material in weatherization testing.  As a result, we have been conducting a broader range of tests to determine the performance characteristics of the material for use in commercial glass applications.

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

We believe that sufficient quantities of chemical raw materials can be obtained through normal sources to avoid interruption of production.  However, with respect to both polyols and isocyanates, worldwide demand is increasing and may exceed current capacity.  If we are successful in implementing our business strategy, the quantities of chemical raw materials required by us or by others that utilize our technology may increase significantly.  Shortages, if any, may result in price increases that we may or may not be able to pass on to our customers by means of corresponding changes in product pricing.  Therefore, raw material price increases or our inability to pass price increases through to customers could adversely affect our results of operations.

In addition to the chemical raw materials, we purchase steel and plastic wheel components for use in tire and wheel assemblies.  We purchase these components from multiple third-party suppliers.  In fiscal 2005 and 2006 we experienced price increases for steel wheel components but no supply delays or shortages.  To reduce the impact of these price increases, in the second half of 2006, we found lower-cost alternative suppliers for steel wheel components in China.  However, we anticipate that we may experience an increase in steel wheel components at such time as the Chinese government cancels any export rebates it may be currently providing Chinese wheel manufactures. We believe that we can continue to purchase wheel components from multiple sources without any difficulty.

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

Sales, Marketing and Distribution

Historically, we have been primarily a technology company in the development stage, manufacturing a limited number of products for the purpose of validating our polyurethane materials and manufacturing technology.  We now have an extensive line of closed-cell polyurethane foam tire products for various product segments and have recently introduced our Amerfill™ tire fill material.  Our three full-time sales representatives are actively targeting customers that utilize tires in significant volume through telephone and in person meetings.  Our sales representatives are also working to establish broader distribution for our products in the aftermarket by contacting major regional distributors, retail cooperatives and chains that distribute and otherwise sell our products.

Our polyurethane elastomer technology is currently marketed by our principal executive officers through direct contact with representatives at international and domestic automobile and tire industry manufacturers as well as end-users.  This sales strategy is enhanced by introductions provided by members of our Board of Directors.  If successful, the meetings will be followed by the development of a product designed for the potential end-users and a subsequent period of evaluation and testing.  We intend to shift the responsibility of marketing our polyurethane elastomer technology from our principal executive officers to full time sales and marketing personnel once we determine that our technology has been commercially established.

Customers

We have one customer, Central Purchasing, which accounted for approximately 20%, 23% and 12% of total sales during the fiscal years ended June 30, 2007, 2006 and 2005, respectively. We don't believe that the loss of this customer would have a material adverse effect on our business.  In general, our customers include OEMs of lawn and garden products ,and outdoor power equipment, regional distributors, retail cooperatives and chains that sell lawn and garden products, bicycle tires and hand truck tires to the aftermarket.

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

There are several companies that produce pneumatic tire fill material, such as Carpenter, Pathway Polymers and Arnco. These companies are larger than us and have established distribution networks for their products. We believe that most tire fill materials available today are petroleum-based compounds that have been shown to reduce the useful life of the tire and to pose environmental hazards.  Governments in both Europe and the United States have either passed or are considering legislation that will eventually outlaw the use or disposal of these hazardous fill materials. Our Amerifill™ tire fill material is based on MDI polyurethane chemical formulations, which have been shown to be very stable and environmentally safe. We have shown that Amerifill™ performs better under load, runs cooler and is more durable than current comparable materials.  We have evaluated Amerifill™ in the field and in side-by-side comparison testing conducted by independent test laboratories  and both the fill weight and cost can be significantly reduced by switching from oil-filled elastomers to Amerifill™.

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

Intellectual Property Rights

We seek to obtain patent protection for, or to maintain as trade secrets, those inventions that we consider important to the development of our business.  We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and branding.  We control access to our proprietary technology and enter into confidentiality agreements with our employees and other third parties.  We own seven issued U.S. patents and have several additional pending U.S. and foreign patent applications.  We use various trademarks in association with marketing our products, including the names Arcus®, Amerityre®, Atmospheric®, Elastothane®, Amerifill™ and Tire Technology for the 21st Century™.

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

Patents

Set forth in the schedule below are patents that have been issued or for which a patent application is pending with respect to our technology.

[Table begins on next page]

Description of Patent	U.S. Patent App/Serial No.	Issued Date or Date Filed	Brief Description/Purpose
Spin Casting Apparatus for Manufacturing an Item From Polyurethane Foam	5,906,836	5/25/1999	Broader application to products other than tires for centrifugal method of manufacturing

Method for Making Tires and the Like	6,165,397	12/26/2000	Applies to pouring the material at the inside diameter (where the tire starts) during the manufacturing process

Non-Pneumatic Tire and Rim Combination	6,431,235	8/13/2002	Applies to how the polyurethane foam tires mechanically locks to the wheel/rim without tire beads

Run-Flat Tire with Elastomeric Inner Support	6,679,306	1/20/2004	Applies to a polyurethane insert within a tire to create a “run-flat” system

Elastomeric Tire with Arch Shaped Shoulders	6,971,426	12/06/2005	Applies the design of the Arcus® run-flat tire (the first polyurethane elastomer tire to run with or without air)

Tire Core Package for Use in Manufacturing a Tire with Belts, Plies and Beads and Process of Tire Manufacture	6,974,519	12/13/2005	Applies to how we put the plies, beads and belts on a mandrel or bladder to be placed inside a mold for manufacturing a tire

Method and Apparatus for forming a core of plies, belts and beads and for positioning the core in a mold for forming an Elastomeric tire and the formed Elastomeric Tire	Pending	6/4/2004	Applies to method used to lock the tire beads into place within the tire mold during the manufacturing process

Method and Apparatus for Forming a Core of Plies, Belts and Beads and for positioning the core in a mold for forming an Elastomeric tire	7,094,303	8/2/2004	Applies to improvements on how we put the plies, beads and belts on a mandrel or bladder to be placed inside a mold for manufacturing a tire

Method and Apparatus for Vacuum Forming an Elastomeric Tire	Pending	9/4/2004

Applies to polyurethane tires and the method we employ to evacuate air from the mold while moving material through the mold utilizing a vacuum process to eliminate air pockets within the matrix of the material

Method and Apparatus for Vacuum Forming a Wheel from a Urethane Material	Pending	4/29/2005

Applies to the method we employ to coat a light gauge steel or aluminum wheel by evacuating air from the mold while moving material through the mold utilizing a vacuum process to eliminate pockets of air within the matrix of the material. The resulting product becomes a “Composite” wheel.

Plies Sleeve for use in Forming an Elastomeric Tire	Pending	1/10/2006	Applies to the how the tire beads and tire plies are assembled prior to putting them on a mandrel or a core/bladder

Run-Flat Tire Insert System	Pending	6/27/05	Applies to how to utilize an insert on a wheel within a corresponding pneumatic tire

Air-No-Air Elastomeric Tire	Pending	8/12/05	Applies to a pneumatic tire that can run with our without air

Airless Spare Tire	Pending	11/25/05	Applies to a non-pneumatic tire

Belt For Use in Forming a Core for Manufacturing an Elastomeric Tire	Pending	4/3/07	Applies to the belt package used in a pneumatic tire

Apparatus for Vacuum Forming a Tire, Wheel or Other Item from an Elastomeric Material	Pending	5/22/06	Applies to an improvement in the vacuum forming equipment used to manufacture a tire and other items

Bead alignment clip and system for its use for locating and maintaining a tire bead positioning onto a core build mandrel in forming a core for manufacturing an elastomeric tire	Pending	3/9/2007	Applies to the manufacturing of a pneumatic tire that requires a tire bead for internal reinforcement

Trademarks

Set forth in the schedule below are the United States trademarks that have been registered or for which a trademark application has been filed.

Trademarks	Registration/Serial #	Issued/Filed
Amerityre®	2,401,989	11/7/2000
Logo®	3,118,909	7/25/2006
Tire Technology for the 21st Century™	Pending	6/20/2005
Arcus®	2,908,077	12/7/2004
Atmospheric®	3,089,313	5/9/2006
Elastothane®	3,139,489	9/9/2003
Amerifill™	Pending	9/5/06

We also own certain trademark applications and/or trademark registrations relating to the Arcus trademark in several foreign jurisdictions.

As discussed under “Legal Proceedings” Continental Automotive Licensing Corp. filed a petition for Cancellation #92045199 in the United States Patent and Trademark Office against Richard A. Steinke, our former Chairman and Chief Executive Officer concerning the registration of Amerityre®, Registration No. 2,401,989.  Continental withdrew their petition in June 2007.

Employees

As of August 31, 2007 we had 28 full-time employees, including 19 salaried and 9 hourly employees.  We may hire temporary labor for manufacturing needs as required.  We believe that we will be able to hire a sufficient quantity of qualified laborers in the local area to meet our employment needs.  Our manufacturing process does not require special training, other than orientation to our production techniques and specific equipment.  None of our employees is represented by a labor union or a collective bargaining agreement.  We consider our relations with our employees to be good.

Research and Development

Our research and development activities are focused primarily on developing Amerifill™ and Elastothane® for use in multiple tire applications as discussed above. However, over time, and provided we have sufficient funding, we intend to devote a portion of our research and development efforts to the identification and development of additional applications for our polyurethane technology outside of the tire industry.

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

In addition, we are attempting to increase revenues through licensing our technology and manufacturing rights, selling polyurethane chemical systems to customers that produce their own products,  and offering contract design and engineering services.  If these proposals are not viable in the marketplace, we may not generate significant revenues from these efforts.

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

In certain cases, where the disclosure of information required to obtain a patent would divulge critical proprietary data, we may choose not to patent elements of our proprietary technology and processes which we have developed or may develop in the future and instead rely on trade secret laws to protect certain elements of our proprietary technology and processes.  For example, we rely on trade secrets to protect our  key polyurethane formulations.  These formulations are critical elements of and central to our proprietary technology.  Our trade secrets could be compromised by third parties, or intentionally or accidentally by our employees.  There also can be no assurance that others will not independently develop technologies that are similar or superior to our technology.  Third parties may also legally reverse engineer our products.  Independent development, reverse engineering, or other legal copying of those elements of our proprietary technology that we attempt to protect as trade secrets could enable third parties to benefit from our technologies without compensating us.  The protection of proprietary technology through claims of trade secret status has been the subject of increasing claims and litigation by various companies both in order to protect proprietary rights as well as for competitive reasons, even when proprietary claims are unsubstantiated.  The prosecution of litigation to protect our trade secrets or the defense of such claims is costly and unpredictable given the uncertainty and rapid development of the principles of law pertaining to this area.  We may also be subject to claims by other parties with regard to the use of technology information and data that may be deemed proprietary to others.  The independent development of technologies that are similar or superior to our technology or the reverse engineering of our products by third parties would have a material adverse effect on our business and results of operations.  In addition, the loss of our ability to use any of our trade secrets or other proprietary technology would have a material adverse effect on our business and results of operations.  Because trade secrets do not ensure exclusivity and pose such issues with respect to enforcement, third parties may decline to partner with us or may pay lesser compensation for use of our technology which is protected only by trade secrets.

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

Tires intended for highway use must meet applicable federal safety standards through various testing processes.  Our prototype polyurethane car tires, temporary spare tire, and medium commercial truck retread material are all subject to such standards.  The testing procedures involve submission of sample products to approved independent testing facilities, a process that may entail both significant time and expense.  OTRtires, including tire retread material, must meet the performance standards established by the manufacturers and end-users based on the criteria established by them after taking into account their specific needs, such as load capacity, terrain and proposed uses.  The applicable standards may be changed at any time and meeting current or future performance standards may require reevaluation and additional research and testing.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of June 30, 2007, we did not have any unresolved comments with the staff of the Securities and Exchange Commission.

ITEM 2. PROPERTIES

In October 2002, we leased our executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building, which includes approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  The original term of the lease was for five years and expires October 14, 2007.  We are currently in discussion with our landlord regarding either extending the term of our lease or purchasing the facility and related property provided we can reach mutually acceptable terms We believe our facility is sufficient to handle our administrative and research and development needs, and the 4.15 acres of land will facilitate additional expansion of our production capabilities, if necessary, for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We are involved in legal proceedings in the normal course of our business that we do not expect to have a material adverse effect on our business, financial condition or results of operations.  The significant proceedings in which we are involved are discussed below.

In November 2005, Continental Automotive Licensing Corp. (“Petitioner”) filed a petition for Cancellation #92045199 in the United States Patent and Trademark Office against Richard A. Steinke, our former Chairman and Chief Executive Officer, concerning the registration of Amerityre®, Registration No. 2,401,989.  The Petition was withdrawn by Petitioner on June 22, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended June 30, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Beginning, March 21, 2006, our common stock has been traded on the NASDAQ Capital Market under the symbol "AMTY."  Prior to that date, our common stock was quoted on the NASD’s OTC Bulletin Board. The following table sets forth for the periods indicated the high and low sale prices of our common stock.  Prices represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal year ended June 30,	High	Low

2007
Fourth Quarter	$5.04	$3.98
Third Quarter	$5.05	$2.90
Second Quarter	$5.90	$3.81
First Quarter	$8.00	$5.65

2006
Fourth Quarter	$9.22	$6.85
Third Quarter	$7.50	$4.51
Second Quarter	$6.50	$4.15
First Quarter	$7.45	$5.25

2005
Fourth Quarter	$7.45	$4.80
Third Quarter	$7.85	$4.95
Second Quarter	$8.06	$6.00
First Quarter	$9.75	$6.45

The closing price of our common stock on the NASDAQ Capital Market on September 7, 2007 was $3.96 per share.  As of September 7, 2007, there were approximately 500 holders of record of our common stock and  23,441,551 shares of common stock outstanding based on information provided by our transfer agent, Interwest Transfer Company, 1981 E. Murray-Holladay Road, Holladay, Utah  84117.

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

Performance Graph

The following Performance Graph and related information compares the cumulative five-year total return to stockholders on our common stock relative to the cumulative total returns of the Russell MicroCap index and the NASDAQ Composite index.  An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on July 1, 2002 and its relative performance is tracked through June 30, 2007.

The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our common stock.  Information used in the graph was obtained from public financial quotation services believed to be reliable, but we are not responsible for any errors or omissions in such information.  The following graph and related information shall not be deemed “soliciting materials” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Amerityre Corporation, Russell MicroCap Index, and Nasdaq Composite Index
Based on $100 invested on 7/1/2002 in stock or index-including reinvestment of dividends. Fiscal year ending June 30, 2007
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$-
7/1/2002
7/1/2003
7/1/2004
7/1/2005
7/1/2006
Russell
AMTY
Nasdaq

	June 30,
	2002	2003	2004	2005	2006	2007
Amerityre Corporation	$100	$154.40	$342.13	$245.63	$277.56	$153.69
Russell MicroCap Index	$100	$105.41	$144.03	$152.65	$173.81	$198.51
NASDAQ Composite Index	$100	$114.81	$141.09	$144.02	$152.05	$182.23

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.  The selected balance sheet data as of June 30, 2006 and 2007 and the selected statements of operations data for each of the three years in the period ended June 30, 2007 have been derived from our audited financial statements, which are included elsewhere in this report.  The selected balance sheet data as of June 30, 2003, 2004 and 2005 and selected statements of operations data for the years ended June 30, 2003 and 2004 have been derived from our audited financial statements not included in this report.   Historical results are not necessarily indicative of the results to be expected in the future.

	For the Years Ended June 30,
	2003	2004	2005	2006	2007
	(in thousands, except share and per share data)
Statements of Operations Data:
Net Revenues	$1,040	$1,419	$1,681	$2,026	$3,427
Cost of Revenues	976	1,114	1,233	1,546	2,383

Gross profit	64	305	448	480	1,044

Expenses:
Consulting	340	371	77	99	286
Advisory Group expense (1)	–	–	6,134	--	--
Depreciation and amortization	299	296	386	385	379
Research and development (2)	29	572	881	791	835
Selling, general and administrative (3)	2,505	3,807	3,093	4,629	4,660

Total expenses	3,173	5,046	10,571	5,904	6,160

Loss from operations	(3,109)	(4,741)	(10,123)	(5,424)	(5,116)
Other income	17	20	50	100	109

Net loss	$(3,092)	$(4,721)	$(10,073)	$(5,324)	$(5,007)

Basic net loss per share	$(0.21)	$(0.26)	$(0.53)	$(0.26)	$(0.23)
Weighted average number of shares outstanding	14,796,744	17,846,910	18,931,779	20,350,981	21,520,394

	At June 30,
	2003	2004	2005	2006	2007
	(in thousands)
Condensed Balance Sheet Data:
Cash and cash equivalents	$2,491	$1,591	$2,122	$3,066	$5,789
Total current assets	$3,137	$2,415	$3,081	$4,289	$7,035
Total assets	$4,583	$4,061	$4,627	$6,140	$8,829
Total liabilities (4)	$95	$59	$85	$357	$621
Total stockholders’ equity	$4,488	$4,002	$4,542	$5,784	$8,208

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

(3)  Fiscal years ended June 30, 2006 and 2007 include deferred compensation expense for employee stock options of $664,171 and $783,503, respectively, in accordance with SFAS 123(R).

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

Our aggregate revenues for the year ended June 30, 2007, June 30, 2006 and June 30, 2005 were $3.43 million, $2.03 million and $1.68 million, respectively, and our aggregate cost of revenues during those same periods were $2.38 million, $1.55 million and $1.23 million, respectively.  For the year ended June 30, 2007, June 30, 2006 and June 30, 2005, we had net losses of approximately $5 million, $5.32 million and $10.07 million, respectively. We expect to incur significant additional expenses as we expand our business due to increased selling, general and administrative expenditures related to the commercialization of our proprietary polyurethane Elastothane® or Amerifill™ products. We expect the increase in revenues from the expanded commercialization activities should reduce net loss in the near term and move us closer to profitability.

While the sale of polyurethane foam tires to original equipment manufacturers, distributors and retail stores accounts for most of our revenue at this time, Elastothane® and Amerifill™ are significant to our potential future growth.  Our business model provides for a diversified revenue stream.  We will continue to generate revenue through license agreements relating to the use of our patented manufacturing methods and systems; the sale of specialty equipment; the sale of proprietary chemical systems; the sale of a select number of finished tire products; and contract research and development services.

Factors Affecting Results of Operations

Historically, our operating expenses have exceeded our revenues resulting in net losses of approximately $5 million, $5.32 million and $10.07 million in fiscal years ended June 30, 2007, 2006 and 2005, respectively. In each of these periods, our operating expenses consisted primarily of the following:

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

•

Consulting expenses, which consist primarily of amounts paid to third-parties for outside services;

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

Valuation of Intangible Assets and Goodwill

At June 30, 2007, we had capitalized patent and trademark costs totaling $664,527.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  Amortization expense for the fiscal years ended June 30, 2007, 2006 and 2005 was $23,209, $25,514 and $30,857, respectively.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Statement of Financial Accounting Standards “SFAS” No. 142, "Goodwill and Other Intangible Assets."  We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year ended June 30, 2006.  Our financial statements as of and for the period ended June 30, 2006 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, our financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the fiscal year ending June 30, 2007 was $783,503, related to employee stock options granted during the year.  Stock-based compensation expense recognized under SFAS 123(R) for the fiscal year ending June 30, 2006 was $664,171. There was no stock-based compensation expense related to employee stock options recognized during the fiscal year ended June 30, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Under SFAS 123(R), stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  At June 30, 2005, we had no unvested share-based payment awards that required the recognition of compensation expense during the fiscal year ended June 30, 2006.  Stock-based compensation expense recognized in our Statement of Operations for the fiscal years ended June 30, 2006 and 2007 is based on the grant date fair value estimated in accordance with SFAS 123(e), and only includes compensation expense for share-based payment awards that were granted after July 1, 2005 and vested during the fiscal year ended June 30, 2006 and 2007.  Stock-based compensation expense recognized in our Statement of Operations for the fiscal year ended June 30, 2006 and 2007 assumes all awards will vest.  Therefore, no reduction has been made for estimated forfeitures.

The valuation of options and warrants granted to unrelated parties for services are measured as of the earlier of the date at which a commitment for performance by the counterparty to earn the equity instrument is reached, or the date the counterparty’s performance is complete.  Pursuant to the requirements of Emerging Issues Task Force No. 96-18, the options and warrants will be revalued in situations where they are granted prior to the completion of the performance.

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

The following summary table presents a comparison of our results of operations for the fiscal years ended June 30, 2007, 2006 and 2005 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Fiscal Year Ended June 30,			Percent Change
	2005	2006	2007	2006 vs. 2005	2007 vs. 2006
	(in thousands)
Net sales	$1,681	$2,026	$3,427	21%	69%
Cost of sales	$1,233	$1,546	$2,383	25%	54%
Gross profit	$448	$480	$1,044	7%	118%
Selling, general, and administrative expenses (1)	$3,075	$4,629	$4,655	51%	1%
Research and development expenses	$881	$791	$835	(10)%	6%
Consulting expenses	$77	$99	$286	29%	188%
Depreciation and amortization expenses	$386	$385	$379	(–) %	(1)%
Advisory Group expense	$6,134	$-	$-	(100)%	0%
Loss on sales and impairment of assets	$18	$-	$5	(100)%	100%
Other Income	$50	$100	$109	100%	9%
Net loss	$(10,073)	$(5,324)	$(5,007)	(47)%	(6)%

(1)

Includes deferred compensation for employee stock options of $664,171 and $783,503 for the fiscal years ended June 30, 2006 and 2007, respectively.

Year Ended June 30, 2007 Compared to the Year Ended June 30, 2006

Net Sales.   Sales of our closed-cell polyurethane foam products accounted for 76% of all of our sales revenue during the fiscal year ended June 30, 2007.  For the fiscal year ended June 30, 2007. we had $2,620,587 of net sales compared to $2,025,630 for 2006. Net sales for the fiscal year ended June 30, 2007 increased by $594,957, or 29%, as compared with 2006 due primarily to a 34% increase in the number of product units sold to our original equipment manufacturer, retail chain and distributor customers through increased sales activities of our sales staff. During the fiscal year ended June 30, 2007, we had $35,404 and $12,461 of returns of our products and trade discounts, respectively, compared to $22,814 and $10,410, respectively, for the fiscal year ended June 30, 2006. During the fiscal year ended June 30, 2007, we had $266,667 of sales derived from licensing fees, or 8% of total net sales. Also, during the fiscal year ended June 30, 2007, we had $540,000 of sales derived from sales of equipment, or 16% of total net sales. There were no sales revenues derived from licensing fees and sales of equipment during the year ended June 30, 2006.

Cost of Sales.  For the fiscal year ended June 30, 2007, our cost of sales related to our closed-cell polyurethane foam products increased $280,915, or 18%, compared to 2006 due to a substantial increase in product sales.  In 2007, our gross margin increased to 30% from 24% the prior year due primarily to our successful efforts to obtain reduced raw materials pricing.  We obtained reduced raw material pricing during the second half of fiscal year ended June 30, 2006 and did not experience material increases in raw material pricing in fiscal 2007. We believe that our product sales margin can continue to improve as our increased sales efforts generate additional product orders to take further advantage of manufacturing efficiencies. We believe we currently have sufficient foam product manufacturing equipment and employees to accomplish a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

For the fiscal year ended June 30, 2007, we had $556,677 in cost of sales related to specialty pouring equipment supplied to one of our foreign licensees. The cost was greater than the sale price for the equipment quoted by us to our customer, in part because the equipment was unique and had to be custom fabricated. The cost of the equipment exceeded our original estimates due to modification and unexpected expenses incurred during the production of the equipment   In the future we intend to make provision for modifications and unexpected expenses in determining our pricing for the sale of specialty equipment.

Gross Profit.  For the fiscal year ended June 30, 2007, we had $1,043,909 of total gross profit compared to $479,877 for 2006.  The gross profit related to our closed-cell polyurethane foam products represents $793,919, or 76%, of the total gross profit. The additional gross profit of $249,990 resulted from licensing fees and equipment sales. Gross profit for the fiscal year ended June 30, 2007 increased by $564,032, or 118%, as compared with 2006 due primarily to the increase in licensing fees and net sales from our closed-cell polyurethane foam products. Our gross profit margin increased to 30% in 2007 from 24% in 2006 due to the improvement in our closed-cell polyurethane foam product sales margin and the receipt of licensing revenues with no associated cost of sales, offset by a small loss associated with sales of specialty equipment.  During the fiscal year ending June 30, 2008, we believe that the foregoing measures may allow us to maintain the gross margin we experienced during the fiscal year ended June 30, 2007.

Selling, General, and Administrative Expenses.  For the fiscal year ended June 30, 2007, we had $4,655,456 of SG&A expenses, including the amortization of deferred compensation, compared to $4,629,023 for 2006.  As we focused our commercialization efforts, our SG&A for the fiscal year ended June 30, 2007 increased by $26,433, or 0.6%, as compared with 2006 due primarily to increased expenses in the following areas:

-  Approximately $191,000 in sales and marketing expenses;

-  Approximately $42,000 in facilities related expenses;

-  Approximately $65,000 in professional fees;

-  Approximately $39,000 in insurance expenses and business taxes; and

-  Approximately $131,000 in directors’ fees and expenses.

The increases were offset by decreases of:

-  Approximately $394,000 in payroll and payroll taxes for existing management personnel;

-  Approximately $142,000 for office related expenses; and

 -  Approximately $24,000 in travel and related expenses not associated with product development and marketing expenses.

In addition to the SG&A expenses listed above, we had deferred compensation, which is primarily related to the grant of options to our employees for the purchase of restricted stock.  We adopted SFAS 123 (R) on July 1, 2005 and as a result, we amortized $783,503 of deferred compensation compared to $664,171 for 2006 in the fiscal year ended June 30, 2007.

Research and Development Expenses.  For the fiscal year ended June 30, 2007 we had $834,647 of research and development expenses compared to $790,877 for 2006.  Our research and development expenses for the fiscal year ended June 30, 2007 increased by $43,770, or 6%, as compared with 2006 due primarily to research and development of projects using our polyurethane technologies. We expect research and development expenses to increase approximately 20% during the fiscal year ending June 30, 2008 as we continue to identify and pursue  additional applications for our polyurethane technology outside the tire industry.

Consulting Expenses.  For the fiscal year ended June 30, 2007 we had $286,274 of consulting expenses compared to $99,498 for 2006.  We incurred $177,779 in consulting expenses for the fiscal year ended June 30, 2007 due primarily to costs associated with outside consulting services with our marketing and capital raising efforts and on other operational strategies. In additional, we incurred $108,494 in outside consulting expenses associated with our search for a new chief executive officer. During the fiscal year ending June 30, 2008 we expect consulting expenses to remain approximately the same as a result of our entering into a consulting agreement with our former Chief Executive Officer, effective September 1, 2007.

Depreciation and Amortization Expenses.  For the fiscal year ended June 30, 2007 we had $379,127 of depreciation and amortization expenses compared to $384,719 for 2006.  Our depreciation and amortization expenses for the fiscal year ended June 30, 2007 decreased by $5,592, or (2)%, as compared with 2006 due primarily to no longer expensing fully depreciated assets, partially offset by the depreciation expense for newly acquired assets during the period.

Net Loss.  For the fiscal year ended June 30, 2007, we had a net loss of $5,007,822 compared to a net loss of $5,324,240 for 2006.  Our net loss for the fiscal year ended June 30, 2007 decreased by $320,211 as compared with 2006 due primarily to the increase in the gross profit and reduction in payroll and payroll taxes, partially offset by the increase in sales and marketing expenses and other general and administrative expenses.

Year Ended June 30, 2006 Compared to the Year Ended June 30, 2005

Net Sales.   Sales of our closed-cell polyurethane foam products accounted for all of our sales revenue during the fiscal year ended June 30, 2006.  For the fiscal year ended June 30, 2006, we had $2,025,630 of net sales compared to $1,681,091 for 2005.  Net sales for the fiscal year ended June 30, 2006 increased by $344,539, or 21%, as compared with 2005 due primarily to a 17% increase in the number of product units sold to our original equipment manufacturer, retail chain and distributor customers through increased sales activities of our sales staff. During the fiscal year ended June 30, 2006 we had $22,814 and $10,410 of returns of our products and trade discounts, respectively, compared to $19,237 and $1,129, respectively, for the fiscal year ended June 30, 2005.

Cost of Sales.  For the fiscal year ended June 30, 2006, we had $1,545,753 of cost of sales, or 76% of net sales, compared to $1,233,181, or 73% of net sales for 2005.  Cost of sales for the fiscal year ended June 30, 2006 increased by $312,572, or 25%, as compared with 2005 due primarily to an increase in our net sales during the fiscal year ended June 30, 2006 and as a result of increased pricing of our chemical raw materials and wheel components during the first half of the fiscal year ended June 30, 2006, which was partially offset during the second half of the fiscal year ended June 30, 2006 by our obtaining reduced pricing on chemical raw materials and wheel components from new international suppliers.  Gross Profit.  For the fiscal year ended June 30, 2006, we had $479,877 of gross profit compared to $447,910 for 2005.  Gross profit for the fiscal year ended June 30, 2006 increased by $31,937, or 7%, as compared with 2005 due primarily to the increase in net sales.  Our gross profit margin decreased to 24% in 2006 from 27% for the fiscal year ended June 30, 2005.  The reduction in our gross profit for the fiscal year ended June 30, 2006 as compared to the fiscal year ended June 30, 2005 was the result of a 6% increase in our base chemicals and wheel component costs over the first half of the fiscal year ended June 30, 2006, offset by our obtaining reduced pricing on chemical raw materials and wheel components from new international suppliers.

Selling, General, and Administrative Expenses.  For the fiscal year ended June 30, 2006, we had $4,629,023 of SG&A expenses, including the amortization of deferred compensation, compared to $3,075,524 for 2005.  As we increased our commercialization efforts our SG&A for the fiscal year ended June 30, 2006 increased by $1,553,499, or 51%, as compared with 2005 due primarily to increased expenses in the following areas: approximately $509,000 in additional expense for the hiring of additional management personnel and for salary increases for existing management personnel; an increase of approximately $110,000 for travel and related expenses associated with product development and marketing expenses; $100,000 in litigation settlement expenses; $90,000 in legal expenses associated with regulatory compliance and litigation; and $64,000 in expenses associated with the listing of our common stock on the NASDAQ Capital Market.  In addition to the SG&A expenses listed above, we had deferred compensation, which is primarily related to the grant of options to our employees for the purchase of restricted stock.  We adopted SFAS 123 (R) on July 1, 2005 and as a result, we amortized $664,171 of deferred compensation compared to $0 for 2005 in the fiscal year ended June 30, 2006.

Research and Development Expenses.  For the fiscal year ended June 30, 2006, we had $790,877 of research and development expenses compared to $880,748 for 2005.  Our research and development expenses for the fiscal year ended June 30, 2006 decreased by $89,871, or 10%, as compared with 2005 due primarily to a reduction in outside testing services and prototype tooling during the period.  Consulting Expenses.  For the fiscal year ended June 30, 2006, we had $99,498 of consulting expenses compared to $77,000 for 2005.  Our consulting expenses for the fiscal year ended June 30, 2006 increased by $22,498, or 29%, as compared with 2005 due primarily to costs associated with the development of a tire pricing model used in our business planning that was completed and implemented during the fiscal year ended June 30, 2006.

Depreciation and Amortization Expenses.  For the fiscal year ended June 30, 2006, we had $384,719 of depreciation and amortization expenses compared to $385,726 for 2005.  Our depreciation and amortization expenses for the fiscal year ended June 30, 2006 increased by $1,007, or 0.3%, as compared with 2005 due primarily to no longer expensing fully depreciated assets, partially offset by the depreciation expense for newly acquired assets during the period.

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

Net Loss.  For the fiscal year ended June 30, 2006, we had a net loss of $5,324,240 compared to a net loss of  $10,073,008 for 2005.  Our net loss for the fiscal year ended June 30, 2006 decreased by $4,748,768 as compared with 2005 due to the non-recurring Advisory Group expense incurred during that year.  Excluding the non-recurring Advisory Group expense incurred during the fiscal year ended June 30, 2005, our net loss increased approximately $1,385,232 during the fiscal year ended June 30, 2006 as a result of additional expenses associated with the amortization of stock-based compensation and an increase in payroll and payroll taxes.

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

During the fiscal year ended June 30, 2007, we engaged in two transactions that impacted our liquidity. These transactions were as follows:

•

We obtained $231,688  in funding as a result of the exercise of certain outstanding options and warrants; and

•

We raised $6,224,416 in net offering proceeds through the sale of our securities.

Cash Flows

The following table sets forth our consolidated cash flows for the fiscal years ended December 31, 2005, 2006 and 2007.

	Fiscal Year Ended December 31,
	2005	2006	2007
	(in thousands)
Net cash used by operating activities	$(2,619)	$(3,407)	$(3,407)
Net cash used in investing activities	(164)	(600)	(326)
Net cash provided by financing activities	3,314	4,950	6,456
Net (decrease) increase in cash and cash equivalents during period	$531	$943	$2,723

Net Cash Used By Operating Activities.  Our primary sources of operating cash are the issuance of common stock and receipts from our customers.  Our primary uses of operating cash are payments made to our vendors and employees. Net cash used by operating activities was $3,406,904 for the fiscal year ended June 30, 2007 compared to $3,406,853 for the fiscal year ended June 30, 2006.  The small decrease in cash used in operating activities is due partially to a decrease in payroll and payroll taxes which was offset by the increase in sales and marketing expenses and other selling, general and administrative expenses for the fiscal year ended June 30, 2007, compared to the fiscal year ended June 30, 2006.  Non-cash items include depreciation and amortization and the issuance of common stock for services and employee compensation.  Our net loss was $5,324,240 for the year ended June 30, 2006 compared to a net loss of $5,007,822 for the year ended June 30, 2007.  Net loss for the fiscal year ended June 30, 2007 included non-cash expenses of $783,503 for stock-based compensation related to employee stock options, $131,850 for common stock issued for services, and $379,127 for amortization and depreciation expenses.  Net changes in operating assets and liabilities resulted in an increase in operating cash of $103,693 for the year ended June 30, 2006 and an increase in operating cash of $238,687 for the year ended June 30, 2007.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $326,273 for the fiscal year ended June 30, 2007 and $599,817 for the fiscal year ended June 30, 2006. Our primary use of investing cash for the fiscal year ended June 30, 2007 was $140,819 for patents and trademarks and $185,454 for property and equipment.  Our primary uses of investing cash for the fiscal year ended June 30, 2006 were $120,556 for patents and trademarks and $479,261 for property and equipment.  Our primary source of cash for the fiscal year ended June 30, 2007 was $7,752,607 obtained from the sale of common stock, issuance of common stock for warrants and cash from exercise stock options.  Our primary source of cash for the fiscal year ended June 30, 2006 was $4,950,025 from the issuance of common stock for cash.

Net Cash Provided by Financing Activities.  Financing activities provided net cash of $3,314,000, $4,950,025 and $6,456,104 for the fiscal years ended June 30, 2005, 2006 and 2007, respectively.  During the fiscal year ended June 30, 2005, the entire $3,314,000 in net cash provided by financing activities was derived from the issuance of common stock in connection with the exercise of outstanding options for cash.  Net cash provided by financing activities during the fiscal year ended June 30, 2006 totaled $4,950,025, consisting of $3,870,000 in cash proceeds from our private placement in February 2006; $1,410,000 in cash proceeds from the exercise of outstanding options; and $34,400 in cash proceeds from the exercise of outstanding warrants; all of which was offset by stock offering costs of $364,375. Of the $6,456,104 in net cash provided by financing activities during 2007, $6,224,416 was associated with the proceeds from our private placement in March and May of 2007; $31,688 in cash proceeds from stock issued for warrants; and the net amount of $200,000 in connection with exercise of stock options.

Cash Position and Outstanding Indebtedness

Our total indebtedness at June 30, 2007 was $620,525 and our total cash and cash equivalents were $5,788,602, none of which is restricted.  Our total indebtedness at June 30, 2007 includes $327,859 in accounts payable. We have no long-term liabilities.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at June 30, 2007.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Facility lease (1)	$63	$63	$—	$—	$—
Other long-term liabilities	—	—	—	—	—
Total contractual cash obligations	$63	$63	$—	$—	$—

(1)  In October 2002, we leased our executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building, which includes approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  The term of the lease is five years expiring October 14, 2007, subject to use negotiating an extension of the lease or terms for purchasing the property.  The base rent is $16,000 per month for the first year, with annual increases of $500 per month during the term of the lease.

Future Capital Requirements

We believe that our cash on hand will be adequate to meet our current working capital, capital expenditure, and other cash requirements, including an increase of approximately 20% in our research and development expenses that we expect to incur during the fiscal year ending June 30, 2008.  The increase in our research and development expenses will be used to identify and pursue research and development projects of additional applications for our polyurethane technology outside the tire industry.

Although we believe that we will successfully implement our business plan, management cannot give any assurances that it will be able to do so or that we will ever operate profitably.  Our business plan assumes, among other things, that our selling, general and administrative expenses will continue at a rate similar to the rate we experienced for the fiscal year ended June 30, 2007, that we will not experience a material decline in our product pricing, and that we will not experience a material increase in our customer bad debt.

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

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 (“SAB 108”)  which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for us as of January 1, 2007.  We do not expect SAB 108 to have a material impact on our results of operations, financial position, or cash flows.

In September 2006, Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements  (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS 157 effective January 1, 2008. We do not expect SFAS 157 to have a material impact on our results of operations, financial position, or cash flows.

In September 2006, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 will not have an impact on our results of operations, financial position, or cash flow.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS 157

. We have not yet determined the impact this standard will have on our financial statements.

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

We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we believe that, as of June 30, 2007, our system of internal control over financial reporting was effective.

The independent registered public accounting firm, HJ & Associates, LLC, has audited our 2007 financial statements. HJ & Associates, LLC was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. HJ & Associates, LLC has issued an unqualified audit opinion on our 2007 financial statements as a result of the audit and also has issued an attestation report on management’s assessment of its internal control over financial reporting which is attached hereto.

Amerityre Corporation

September 13, 2007

By:

/s/ Gary N. Benninger

Gary N. Benninger

Chief Executive Officer

/s/ Anders A. Suarez

Anders A. Suarez

Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTINGN FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Amerityre Corporation

Boulder City, Nevada

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Amerityre Corporation maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Amerityre Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company‘s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Amerityre Corporation maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Amerityre Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 financial statements of Amerityre Corporation and our report dated September 13, 2007 expressed an unqualified opinion thereon.

HJ & Associates, LLC

Salt Lake City, Utah

September 13, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our proxy statement related to our 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than October 28, 2007 (120 days after the end of the fiscal year covered by this Annual Report on Form 10-K).

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

10.4	Form of Employment Agreement between the Company and certain officers of the Company (incorporated by reference to Exhibit 10.1 to our registration statement on Form S-3 (File No. 333-134476)).
10.5	Schedule of signers and key terms of the Employment Agreement submitted under Exhibit 10.4 (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-3 (File No. 333-134476)).
10.6	Registration Rights Agreement, dated as of April 30, 2007, between the Company and the Buyers (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K dated May 24, 2007).
10.7	Form of Subscription Documents (related to the April 2007 Placement) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K dated May 24, 2007).
10.8	Form of Common Stock Purchase Warrant (issued in the April 2007 Placement) (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K dated May 24, 2007).
10.9	Securities Purchase Agreement, dated as of April 30, 2007, between the Company and the Buyers(incorporated by reference to Exhibit 10.3 to our current report on Form 8-K dated May 24, 2007).
10.10	Form of Common Stock Purchase Warrant (issued on May 2, 2007) (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K dated May 24, 2007).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 13, 2007

AMERITYRE CORPORATION

By: /s/Gary N. Benninger Gary N. Benninger Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of September 2007.

/s/Gary N. Benninger Gary N. Benninger Chief Executive Officer (Principal Executive Officer)	/s/Anders A. Suarez Anders A. Suarez Chief Financial Officer (Principal Financial Officer)

/s/Louis M. Haynie Louis M. Haynie Chairman of the Board of Directors	/s/Henry D. Moyle Henry D. Moyle Director

/s/Wesley G. Sprunk Wesley G. Sprunk Director	/s/Norman H. Tregenza Norman H. Tregenza Director

/s/Steve M. Hanni Steve M. Hanni Director	/s/Kenneth Johnsen Kenneth Johnsen Director

AMERITYRE CORPORATION

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets as of June 30, 2007 and 2006

F-3

Statements of Operations for the years ended June 30, 2007, 2006, and 2005

F-5

Statements of Stockholders' Equity for the years ended June 30, 2007, 2006, and 2005

F-6

Statements of Cash Flows for the years ended June 30, 2007, 2006, and 2005

F-9

Notes to Financial Statements

F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Amerityre Corporation

Boulder City, Nevada

We have audited the balance sheets of Amerityre Corporation as of June 30, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerityre Corporation as of June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Amerityre Corporation’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 13, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of Amerityre Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of Amerityre Corporation’s internal control over financial reporting.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

September 13, 2007

AMERITYRE CORPORATION
Balance Sheets

ASSETS	June 30, 2007	June 30, 2006
CURRENT ASSETS

Cash and cash equivalents	$5,788,602	$3,065,675
Accounts receivable – net	349,125	237,788
Inventory	739,710	592,122
Prepaid expenses and other current assets	88,930	180,742
Deferred stock offering expenses	-	162,963
Deposit on equipment	68,653	49,373

Total Current Assets	7,035,020	4,288,663

PROPERTY AND EQUIPMENT

Leasehold Improvements	157,410	157,410
Molds and models	382,973	375,751
Equipment	2,834,615	2,677,687
Furniture and Fixtures	84,455	79,341
Software	280,337	280,337
Less – accumulated depreciation	(2,560,966)	(2,218,155)

Total Property and Equipment	1,178,824	1,352,371

OTHER ASSETS

Patents and trademarks – net	578,915	463,053
Deposits	36,000	36,000

Total Other Assets	614,915	499,053

TOTAL ASSETS	$8,828,759	$6,140,087

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2007	June 30, 2006

CURRENT LIABILITIES

Accounts payable	$327,859	$246,536
Accrued expenses	292,667	10,046
Deferred revenue – special projects	-	100,000

Total Current Liabilities	620,526	356,582

TOTAL LIABILITIES	620,526	356,582

COMMITMENTS AND CONTINENCIES (NOTE 2)

STOCKHOLDERS’ EQUITY

Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 shares authorized of $0.001 par value, 23,416,551 and 21,020,180 shares issued and outstanding, respectively	23,414	21,018
Additional paid-in capital	55,608,790	47,579,729
Accrued interest on notes receivable	(3,074)	-
Notes receivable	(600,000)	-
Deferred consulting and directors’ compensation	(25,000)	(29,167)
Retained deficit	(46,795,897)	(41,788,075)

Total Stockholders’ Equity	8,208,233	5,783,505

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,828,759	$6,140,087

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statement of Operations

	For the Years Ended June 30,

	2007	2006	2005

NET REVENUES
Products	$2,620,587	$2,025,630	$1,681,091
Licenses	266,667	-	-
Equipment	540,000	-	-

Total Net Revenues	3,427,254	2,025,630	1,681,091

COST OF REVENUES
Products	1,826,668	1,545,753	1,233,181
Equipment	556,677	-	-

Total Cost of Revenues	2,383,345	1,545,753	1,233,181

GROSS PROFIT	1,043,909	479,877	447,910

EXPENSES
Consulting	286,274	99,498	77,000
Advisory group expense	-	-	6,134,000
Depreciation and amortization	379,127	384,719	385,726
Research and development	834,647	790,877	880,748
Loss on sale and impairment of assets	4,831	-	18,054
Selling, general and administrative	4,655,456	4,629,023	3,075,524

Total Expenses	6,160,335	5,904,117	10,571,052

LOSS FROM OPERATIONS	(5,116,426)	(5,424,240)	(10,123,142)

OTHER INCOME
Interest income	101,290	98,672	35,181
Miscellaneous income	7,314	1,328	14,953

Total Other Income	108,604	100,000	50,134

NET LOSS	$(5,007,822)	$(5,324,240)	$(10,073,008)

BASIC AND DILUTED LOSS PER SHARE	$(0.23)	$(0.26)	$(0.53)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,520,394	20,350,981	18,931,779

The accompanying notes are an integral part of these financial statements.

	AMERITYRE CORPORATION
	Statements of Stockholders’ Equity
	Common Stock			Additional Paid-in Capital	Notes Receivable	Accrued Interest	Prepaid with Common Stock	Expenses Deferred Consulting/ Stock Offering	Accumulated Deficit
	Shares		Amount
Balance, June 30, 2004		$		$30,594,482	$-	$-	$(219,988)	$-	$(26,390,827)

Common stock issued to CEO for compensation	65,000		65	597,935	-	-	-	-	-

Common stock issued for cash exercise of options at $2.00 per share	20,000		20	39,980	-	-	-	-	-

Common stock issued for cash exercise of options at $3.00 per share	30,000		30	89,970	-	-	-	-	-

Common stock issued for cash exercise of options at $4.00 per share	796,000		796	3,183,204	-	-	-	-	-

Common stock issued for patents	15,000		15	146,235	-	-	-	-	-

Common stock issued for cash-less exercise of options	120,748		121	(121)	-	-	-	-	-

Common stock issued for services and prepaid services	29,300		29	200,491	-	-	-	-	-

Options granted for services and stock offering costs	-		-	7,134,000	-	-	-	(1,000,000)	-

Amortization of prepaid expenses	-		-	-	-	-	219,988	-	-

Net loss for the year ended June 30, 2005	-		-	-	-	-	-	-	(10,073,008)
Balance, June 30, 2005	19,505,216		$19,505	$41,986,176	$-	$-	$-	$(1,000,000)	$(36,463,835)

	The accompanying notes are an integral part of these financial statements.

	AMERITYRE CORPORATION
	Statements of Stockholders’ Equity (Continued)
	Common Stock			Additional Paid-in Capital	Notes Receivable	Accrued Interest	Prepaid with Common Stock	Expenses Deferred Consulting/ Stock Offering	Accumulated Deficit
	Shares		Amount
Balance, June 30, 2005		$		$41,986,176	$-	$-	$-	$(1,000,000)	$(36,463,835)

Common stock issued to CEO for compensation	30,300		30	199,970	-	-	(200,000)	-	-

Common stock issued to COO for compensation	10,000		10	53,590	-	-	-	-	-

Common stock issued for cash exercise of options at $3.00 per share	470,000		470	1,409,530	-	-	-	-	-

Common stock issued for board compensation	12,964		13	69,987	-	-	(70,000)	-	-

Common stock issued to employees for compensation	64,100		64	324,777	-	-	-	-	-

Common stock issued for cash at $4.50 per share	860,000		860	3,869,140	-	-	-	-	-

Common stock issued for cash exercise of class A warrants at $5.00 per share	3,800		3	18,996	-	-	-	-	-

Common stock issued for cash exercise of class B warrants at $5.50 per share	2,800		2	15,398	-	-	-	-	-

Common stock issued for services and prepaid services	61,000		61	332,369	-	-	-	-	-

Stock offering costs	-		-	(1,364,375)	-	-	-	1,000,000	-

Stock based compensation-employee options	-		-	664,171	-	-	-	-	-

Amortization of prepaid expenses	-		-	-	-	-	240,833	-	-

Net loss for the year ended June 30, 2006	-		-	-	-	-	-	-	(5,324,240)
Balance, June 30, 2006	21,020,180		$21,018	$47,579,729	$-	$-	$(29,167)	$-	$(41,788,075)

	The accompanying notes are an integral part of these financial statements.

	AMERITYRE CORPORATION
	Statements of Stockholders’ Equity (Continued)
	Common Stock			Additional Paid-in Capital	Notes Receivable	Accrued Interest	Prepaid with Common Stock	Expenses Deferred Consulting/ Stock Offering	Accumulated Deficit
	Shares		Amount
Balance, June 30, 2006		$		$47,579,729	$-	$-	$(29,167)	$-	$(41,788,075)

Common stock issued for cash-less exercise of options	11,553		12	(12)	-	-	-	-	-

Common stock issued for cash exercise of class A warrants at $5.00 per share	875		1	4,375	-	-	-	-	-

Common stock issued for cash exercise of class B warrants at $5.50 per share	875		1	4,812	-	-	-	-	-

Common stock issued for board compensation	11,628		12	59,988	-	-	(60,000)	-	-

Common stock issued for services $3.55 to $4.31 per share	35,000		35	131,815	-	-	-	-	-

Common stock issued for cash at $3.50 per share	2,072,996		2,072	7,253,413	-	-	-	-	-

Common stock issued for cash to affiliates from $4.28 to $4.74 per share	58,444		58	265,063	-	-	-	-	-

Common stock issued for cash exercise warrants at $4.50 per share	5,000		5	22,495	-	-	-	-	-

Common stock issued for cash from options at $4.00 per share	200,000		200	799,800	-	-	-	-	-

Offering Cost	-		-	(1,296,191)	-	-	-	-	-

Stock based comp employee options	-		-	783,503	(600,000)	-	-	-	-

Accrued interest on notes receivable	-		-	-	-	3,074	-	-	-

Amortization of prepaid expenses	-		-	-	-	-	64,167	-	-

Net loss for the year ended June 30, 2007	-		-	-	-	-	-	-	(5,007,822)
Balance, June 30, 2007	23,416,551		$23,414	$55,608,790	$(600,000)	$3,074	$(25,000)	$-	$(46,795,897)

	The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
	For the Years Ended June 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,007,822)	$(5,324,240)	$(10,073,008)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	379,127	384,719	385,726
Bad debt expense	(1,965)	-	14,087
Loss on sale and impairment of assets	(169)	-	18,054
Common stock issued for services	131,850	523,971	798,520
Stock-based compensation expense related to employee options	783,503	664,171	-
Options issued for advisory group services	-	-	6,134,000
Amortization of expense prepaid w/ common stock	64,167	240,833	219,988
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(104,371)	(68,950)	(15,923)
Decrease (increase) in prepaid expenses	91,811	(22,353)	36,518
Decrease (increase) in other assets	143,683	(131,432)	(73,723)
(Increase) decrease in inventory	(147,588)	54,676	(89,282)
Increase in accounts payable and accrued expenses	260,870	271,752	26,145
Net Cash Used by Operating Activities	(3,406,904)	(3,406,853)	(2,618,898)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(140,819)	(120,556)	(97,226)
Proceeds from sale of fixed assets	-	-	8,800
Purchase of property and equipment	(185,454)	(479,261)	(75,645)
Net Cash Used by Investing Activities	(326,273)	(599,817)	(164,071)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants	7,520,607	3,870,000	3,314,000
Stock offering cost paid	(1,296,191)	(364,375)	-
Proceeds from stock issued for warrants	31,688	34,400	-
Proceeds from exercise of stock options	200,000	1,410,000	-
Net Cash Provided by Financing Activities	6,456,104	4,950,025	3,314,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,722,927	943,355	531,031

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,065,675	2,122,320	1,591,289

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,788,602	$3,065,675	$2,122,320

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
	For the Years Ended June 30,
	2007	2006	2005
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH OPERATING ACTIVITIES
Common Stock issued for services rendered	$131,850	$523,971	$798,520
Common Stock issued for prepaid services	$-	$270,000	$-
Stock-based compensation expense related to employee options	$783,503	$664,171	$-

NON-CASH INVESTING/ FINANCING ACTIVITIES
Options issued for advisory group services	$-	$-	$6,134,000
Common stock issued pursuant to exercise of option by promissory notes	$600,000	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2007 and 2006

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

d. Basic and Fully Diluted Net Loss Per Share

Basis and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Years Ended June 30,
	2007	2006	2005
Loss (numerator)	$(5,007,822)	$(5,324,240)	$(10,073,008)
Shares (denominator)	21,520,394	20,350,981	18,931,779
Per share amount	$(0.23)	$(0.26)	$(0.53)

The Company’s outstanding stock options and warrants have been excluded from the basic net loss per share calculation. The Company excluded 5,182,370, 4,398,400, and 3,945,000 common stock equivalents for the years ended June 30, 2007, 2006 and 2005, respectively because they are anti-dilutive.

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

June 30, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Net deferred tax assets consist of the following components as of June 30, 2007, 2006 and 2005:

	2007	2006	2005
Deferred tax assets:
NOL Carryover	$14,168,658	$12,627,900	$8,154,000
Deferred tax liabilities:
Depreciation	(161,543)	(182,700)	-
Valuation allowance	(14,007,115)	(12,445,200)	(8,154,000)
Net deferred tax asset	$-	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended June 30, 2007, 2006 and 2005 due to the following:

	2007	2006	2005
Income Tax Expense	$(1,953,051)	$(2,076,453)	$(3,928,473)
Meals & Entertainment	2,909	4,143	1,854
Other	-	(67)	397,218
Depreciation and amortization	27,339	36,920	53,773
Stock for Services/Options Expense	382,013	360,092	-
Advisory Group Option	-	-	2,392,260
Valuation Allowance	1,540,790	1,675,365	1,083,368
	$-	$-	$-

At June 30, 2007, the Company had net operating loss carryforwards of approximately $36,017,075 that may be offset against future taxable income from the year 2007 through 2027. No tax benefit has been reported in the June 30, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2007 and 2006

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

	2007	2006
Raw Materials	$204,665	$139,658
Work in Progress	-	-
Finished Goods	535,045	452,464
Total Inventory	$739,710	$592,122

We recorded inventory reserve expense of $14,711 during the year ended June 30, 2007 for items that have a slow turnover ratio. We recorded no inventory impairment expense during the years ended June 30, 2007, 2006 and 2005.

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

Depreciation expense for the years ended June 30, 2007, 2006 and 2005 was $355,918, $359,205, and $354,879, respectively.

i. Revenue Recognition

Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Product is shipped FOB origination.

j. Patents and Trademarks

Patent and trademark costs have been capitalized at June 30, 2007, totaling $664,527 with accumulated amortization of $85,612 for a net book value of $578,915. Patent and trademark costs capitalized at June 30, 2006 totaled $528,198 with accumulated amortization of $65,145 for a net book value of $463,053. The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not being amortized. Amortization will begin once the patents have been issued. Amortization expense for the years ended June 30, 2007, 2006 and 2005 was $23,209, $25,514, and $30,847, respectively. The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of SFAS 142, “Goodwill and Other Intangible Assets.” Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected, undiscounted cash flows. During the year ended June 30, 2007 we abandoned 4 trademarks that we previously applied for.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2007 and 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The total cost associated with the abandoned trademarks $4,490. The estimated amortization expense, based on current intangible balances, for the next fiscal years beginning July 1, 2008 is as follows:

2008	$20,743
2009	$19,705
2010	$18,719
2011	$17,790
2012	$16,900

k. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended June 30, 2007, 2006 and 2005 was $160,980, $159,328, and $160,860, respectively.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year 2006. Our financial statements as of and for the fiscal years ended June 30, 2006 and 2007 reflect the impact of SFAS 123 (R). In accordance with the modified prospective transition method, our financial statements for the fiscal year ended June 30, 2005 have not been restated to reflect, and do not include, the impact of SFAS 123 (R). Stock-based compensation expense recognized under SFAS 123 (R) for the fiscal years ended June 30, 2007 and 2006 was $783,503 and $664,171, respectively, and related to employee stock options issued during those fiscal years. There was no stock-based compensation expense related to employee stock options recognized during the fiscal year ended June 30, 2005.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2005, we had no unvested share-based payment awards for which compensation expense should be recognized during the fiscal year ended June 30, 2006 and 2007. Stock-based compensation expense recognized in our Statements of Operations for the fiscal years ended June 30, 2006 and 2007 only include compensation expense for share-based payment awards granted, but not yet vested after July 1, 2005, and are based on the grant date fair value estimated in accordance with SFAS 123 (R).

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2007 and 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation expense recognized in our Statements of Operations for fiscal year ended June 30, 2006 and 2007 assume all awards will vest, therefore no reduction has been made for estimated forfeitures.

m. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). We have not yet determined the impact this standard will have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 will not have an impact on our results of operations, financial position, or cash flow.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS 157 effective January 1, 2008. We do not expect SFAS 157 to have a material impact on our results of operations, financial position, or cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which applies to all tax positions related to income taxes subject to No. 109 (SFAS 109), Accounting for Income Taxes. This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48’s use of the term “more-likely-than-not” in steps one and two is consistent with how that term is used in SFAS 109 (i.e., a likelihood of occurrence greater than 50 percent).

Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. Additionally, FIN 48 requires expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008). We do not believe the adoption will have a material impact on our results of operation.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2007 and 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n. Shipping and Handling

We follow Emerging Issues Task Force Statement No. 00-10, “Shipping and Handling Fees and Costs”, which requires that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales.

o.

Trade Receivables

We charge-off trade receivables that are more than 120 days outstanding as bad-debt expense which is included in selling, general and administrative expenses.  During the fiscal year ended June 30, 2007 we recouped a net of $1,965 in bad debt expenses previously charged in prior fiscal years. As a result, bad debt expense was $(1,965), $211, and $14,087 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

p. Equity Securities

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.

q. Concentrations of Risk

The Company maintains several accounts with financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company’s balances exceeded that amount by approximately $5,688,000 and $2,965,000 as of  June 30, 2007 and 2006, respectively.

Credit losses, if any, have been provided for in the financial statements and are based on management’s expectations. The Company’s accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual risks, or significant risks in the normal course of its business.

We have one customer who accounted for 20%, 23%, and 12% of our sales for the years ended June 30, 2007, 2006 and 2005, respectively.

r. Valuation of Options and Warrants

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

s. Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2007 and 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

t. Liquidity

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $46,792,103 at June 30, 2007.  Although for the fiscal years ended June 30, 2005, 2006 and 2007, we have losses from operations and have used cash in our operating activities in excess of our revenues, we have had little, if any, debt and have consistently had a positive net tangible book value. In connection with the preparation of our financial statements for the year ended June 30, 2007, we have analyzed our cash needs for fiscal 2008. Based on this analysis, we concluded that our available cash will be sufficient to meet our current working capital, capital expenditure and other cash requirements for fiscal 2008.

NOTE 2 – COMMITMENTS AND CONTINGENCIES

In October 2002, we entered into a five-year lease for a 49,200 square foot executive/manufacturing facility in Boulder City, Nevada. The agreement required a security deposit of $18,000 and monthly rent payments of $16,000 for the first twelve months with annual increases. At June 30, 2007, the monthly rent was $18,000. Our lease expires October 14, 2007 and we are in discussion with our landlord regarding either extending the term of our lease or purchasing the facility and related property provided we can reach mutually acceptable terms. Future minimum lease payments under this non-cancelable operating lease are as follows:

Year	Amount
2008	$63,000
$63,000

In September 2007, we entered an agreement with Richard A. Steinke, our former Chairman and Chief Executive Officer, to provide technology consulting in exchange for an annual consulting fee of $250,000 with a potential cash performance bonus of up to 50% of his annual consulting fees based on our meeting or exceeding certain financial and strategic performance targets. The consulting agreement expires August 31, 2009.

NOTE 3 – LEGAL PROCEEDINGS

In November 2005, Continental Automotive Licensing Corp. (“Petitioner”) filed a petition for Cancellation #92045199 in the United States Patent and Trademark Office against Richard A. Steinke, our former Chairman and Chief Executive Officer, concerning the registration of Amerityre®, Registration No. 2,401,989.  The Petition was withdrawn by Petitioner on June 22, 2007.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2007 and 2006

NOTE 4 – STOCK TRANSACTIONS

During the year ended June 30, 2007, the Company issued an aggregate of 2,396,371 shares of common stock as follows:

On September 30, 2006, we issued 11,553 shares of our common stock to an officer pursuant to the cashless exercise of 30,000 outstanding stock options.

On November 7, 2006, we issued 1,750 shares of our common stock for the exercise of outstanding warrants for $9,188 cash.

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

In January 2007, our board authorized the issuance of 25,000 shares of restricted common stock to Kenneth C. Johnsen as additional compensation for his tenure as President. The aggregate value of the shares was $88,750, based on the closing price of $3.55 per share.

In March 2007, our Board authorized the issuance of 10,000 shares of common stock to Elliott N. Taylor as additional compensation for his tenure as Executive Vice President. The aggregate value of the shares was $43,100, based on the closing price of $4.31 per share.

In April 2007, we completed the private placement of our securities in the form of units (the “Units”) for total offering proceeds of $3,670,607. Each Unit consists of four (4) shares of common stock and two (2) warrants for the purchase of common stock, exercisable for two years at an exercise price of $4.50 per share.  We sold an aggregate of 261,574 Units, or 1,046,296 shares and 523,148 warrants.  Non-affiliates paid a purchase price of $14.00 per Unit. Affiliates purchased the Units at prices ranging from $17.25 to $18,97 per Units, based on the closing price per share for our common stock on the date the Units were acquired

In May 2007, we completed an additional  private placement of the Units at a price of $14 per Unit for an aggregate purchase price of $3,850,000.   We sold an aggregate of 275,000 Units, or 1,100,000 shares and 550,000 warrants.

In May 2007, we issued 5,000 shares of common stock in connection with the exercise of 5,000 warrants at an exercise price of $4.50 per share for aggregate proceeds of $22,500. The warrants were part of the Units sold in the April 2007 private placement.

In June 2007, we issued 200,000 shares of common stock in connection with the exercise of 200,000 options at an exercise price of $4.00 per share for aggregate proceeds of $200,000 in cash and an additional two (2) notes in the amount of $300,000 each. The notes are payable in equal annual installments over a 3 year period and bear interest at 8.5% per annum.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2007 and 2006

NOTE 5 – STOCK OPTIONS AND WARRANTS

General Option Information

During the fiscal year ended June 30, 2007 we issued options to acquire an aggregate of 55,000 shares of our common stock to certain employees in connection with their employment (the “Employment Options”). The Employment Options granted during fiscal year 2007 vest immediately with a three year term. The exercise price for the Employment Options granted range from $3.55 to $4.31 per share.

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

	For the fiscal year ended June 30,
	2007	2006	2005
Risk free interest rate	4.80%	4.13%	2.49%
Expected life	3 years	3 years	2 years
Expected volatility	49.37% - 49.41%	57.69% - 58.10%	59.83%
Dividend yield	0.00%	0.00%	0.00%

A summary of the status of our outstanding stock options as of June 30, 2007 and June 30, 2006 and changes during the periods then ended is presented below:

	June 30, 2007		June 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	4,190,000	$ 6.69	3,945,000	$ 6.31
Granted	55,000	$ 3.96	775,000	$ 6.36
Expired/Cancelled	(118,447)	$(6.16)	(60,000)	$(6.70)
Exercised	(211,553)	$(3.99)	(470,000)	$(3.00)
Outstanding end of period	3,915,000	$ 6.81	4,190,000	$ 6.69
Exercisable	3,715,000	$ 6.84	415,000	$ 5.06

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2007 and 2006

NOTE 5 – STOCK OPTIONS AND WARRANTS, Continued

The following table summarizes the range of outstanding and exercisable options as of June 30, 2007:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2007	Weighted Average Exercise Price
$3.55	25,000	2.55	$3.55	25,000	$3.55
4.31	30,000	2.69	$4.31	30,000	$4.31
5.36	150,000	5.00	$5.36	100,000	$5.36
6.40	185,000	1.60	$6.40	185,000	$6.40
6.60	525,000	4.86	$6.60	375,000	$6.60
7.00	3,000,000	2.21	$7.00	3,000,000	$7.00
$3.55-$7.00	3,915,000	2.65	$6.81	3,715,000	$6.84

At of June 30, 2007, the unrecognized stock-based compensation related to stock options was approximately $530,407. This cost is expected to be expensed over the next year.

The table below illustrates the effect of net loss and loss per share if expense was measured using the fair value recognition provisions of  SFAS 123 to stock based compensation for the fiscal years ended June 30, 2007, 2006 and 2005:

	For the fiscal year ended June 30,
	2007	2006	2005
Net loss – as reported	$(5,007,822)	$(5,324,240)	$(10,073,008)
Less: stock –based compensation expense determined under fair value based method	-	-	(668,950)
Pro forma net loss	$(5,007,822)	$(5,324,240)	$(10,741,958)
Basic and fully diluted net loss per share	$(0.23)	$(0.26)	$(0.53)
Proforma basic and fully diluted net loss per share	$(0.23)	$(0.26)	$(0.56)

General Warrant Information

The following table summarizes outstanding warrants to purchase our common stock at June 30, 2007:

Number of Warrants Outstanding at June 30, 2007	Expiration Date	Exercise Price
102,825	1/31/2009	$5.00
103,825	1/31/2011	$5.50
506,720	3/11/09 to 3/20/09	$4.50
550,000	4/30/09	$4.50
1,263,370

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2007 and 2006

NOTE 6 -- QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Quarter ended
	Jun 30, 2007	Mar 31, 2007	Dec 31, 2006	Sep 30, 2006
Net Revenues	$1,471,209	$723,717	$596,426	$635,903
Gross Profit	$332,332	$266,448	$227,965	$217,165
Net Loss	$(1,054,406)	$(1,505,091)	$(1,249,936)	$(1,198,389)
Basic and Diluted Loss Per Share	$(0.05)	$(0.07)	$(0.06)	$(0.06)

	Quarter ended
	Jun 30, 2006	Mar 31, 2006	Dec 31, 2005	Sep 30, 2005
Net Revenues	$721,169	$566,237	$302,255	$435,969
Gross Profit	$220,945	$133,488	$43,816	$81,626
Net Loss	$(1,267,902)	$(1,520,118)	$(1,332,465)	$(1,211,253)
Basic and Diluted Loss Per Share	$(0.06)	$(0.07)	$(0.07)	$(0.06)

NOTE 7 - SUBSEQUENT EVENTS

Effective September 1, 2007, Dr. Gary N. Benninger assumed the responsibilities of Chief Executive Officer of the Company, and Richard A. Steinke stepped down as Chief Executive Officer and Chairman of the Board of Directors to assume a new role as the Company’s chief technology consultant.  Louis M. Haynie, a member of our Board of Directors since July 1997, was appointed Chairman of the Board.

Dr. Benninger, who has been our Chief Operating Officer since October 2005, was appointed President in June 2007.  In connection with Dr. Benninger taking on the responsibilities as our Chief Executive Officer, we have entered into a new employment agreement that includes a base salary of $300,000 per year, with a potential cash performance bonus of up to 100% of his base salary based on the Company meeting or exceeding certain financial performance targets.  The agreement also includes an award of 150,000 options for the purchase of shares of our common stock exercisable at $4.04 per share for five years, with 50,000 of the options vesting on August 31, 2008 and 100,000 vesting on August 31, 2009.

In August 2007, we negotiated an amendment to the employment agreement for Richard A. Steinke, our former President and Chief Executive Officer wherein we amended the terms for compensation to provide as follows: (1) for  services rendered during the first year of the employment agreement, Mr. Steinke received a stock award of 30,303 shares of the Company’s common stock valued at $200,000, based on a price of $6.60 per share (the closing price per share as quoted on the over-the-counter market on July 8, 2005; (2) for  services provided by Mr. Steinke during the remaining term of the employment agreement (July 1, 2006 through August 31, 2007), the Company issued a stock award of 25,000 shares of the Company’s common stock valued at $100,500, based on a price of $4.02 per share (the closing price per share as quoted on the NASDAQ Capital Markets on August 7, 2007); and (3) for  services rendered by Mr. Steinke during the remaining term of the employment agreement, the Company paid Mr. Steinke  an additional cash payment of $50,000.  Beginning September 1, 2007, Mr. Steinke will provide technology consulting to the Company in exchange for an annual consulting fee of $250,000 with a potential cash performance bonus of up to 50% of his annual consulting fees based on our meeting or exceeding certain financial and strategic performance targets. In addition, Mr. Steinke was granted an option to acquire 100,000 shares of our common stock at $4.03 per share, with 50,000 of the options vesting on August 31, 2008 and 50,000 vesting on August 31, 2009.  The consulting agreement expires August 31, 2009.