Form 10-Q
period 2007-09-30
AMERITYRE CORP
filed 2007-11-08
CIK 945828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes [ ] No [X]

 The number of shares outstanding of Registrant’s Common Stock as of November 7, 2007: 23,447,551

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

Our unaudited balance sheet at September 30, 2007 and our audited balance sheet at June 30, 2007; the related unaudited statements of operations for the three month periods ended September 30, 2007 and 2006; and the related unaudited statement of cash flows for the three month periods ended September 30, 2007 and 2006, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

	Sep. 30, 2007	June 30, 2007
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$4,729,226	$5,788,602
Accounts receivable – net	319,691	349,125
Inventory	719,048	739,710
Prepaid expenses and other current assets	107,576	88,930
Deposit on equipment	77,911	68,653

Total Current Assets	5,953,452	7,035,020

PROPERTY AND EQUIPMENT

Leasehold Improvements	157,410	157,410
Molds and models	384,713	382,973
Equipment	2,834,615	2,834,615
Furniture and Fixtures	87,892	84,455
Software	280,337	280,337
Less – accumulated depreciation	(2,634,709)	(2,560,966)

Total Property and Equipment	1,110,258	1,178,824

OTHER ASSETS

Patents and trademarks – net	587,140	578,915
Deposits	36,000	36,000

Total Other Assets	623,140	614,915

TOTAL ASSETS	$7,686,850	$8,828,759

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	Sep. 30, 2007	June 30, 2007
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$239,220	$327,859
Accrued expenses	48,423	292,667

Total Current Liabilities	287,643	620,526

TOTAL LIABILITIES	287,643	620,526

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 shares authorized of $0.001 par value, 23,447,551and 23,416,551 shares issued and outstanding, respectively	23,445	23,414
Additional paid-in capital	55,887,521	55,608,790
Accrued interest on notes receivable	(15,929)	(3,074)
Notes receivable	(600,000)	(600,000)
Deferred consulting and directors’ compensation	(10,000)	(25,000)
Retained deficit	(47,885,830)	(46,795,897)

Total Stockholders’ Equity	7,399,207	8,208,233

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,686,850	$8,828,759

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Operations
(unaudited)

	For the Three Months Ended September 30,
	2007	2006

NET REVENUES
Products	$612,830	$594,236
Licenses	50,000	41,667

Total Net Revenues	662,830	635,903

COST OF REVENUES	464,963	418,738

GROSS PROFIT	197,867	217,165

EXPENSES
Consulting	30,919	-
Depreciation and amortization	80,636	102,284
Research and development	158,171	252,512
(Gain) Loss on impairment of assets	(89)	2,109
Selling, general and administrative	1,087,383	1,085,865

Total Expenses	1,357,020	1,442,770

LOSS FROM OPERATIONS	(1,159,153)	(1,225,605)

OTHER INCOME
Interest income	68,992	26,810
Miscellaneous income	227	406

Total Other Income	69,219	27,216

NET LOSS	$(1,089,934)	$(1,198,389)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	23,432,008	21,020,180

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(unaudited)
	For the Three Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,089,934)	$(1,198,389)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	80,636	102,284
(Gain) Loss on impairment of assets	(89)	2,109
Common stock issued/accrued for services	38,481	-
Stock option granted for services	10,086	-
Stock-based compensation expense related to employee options	80,195	167,345
Amortization of expense prepaid w/ common stock	15,000	17,500
Changes in operating assets and liabilities:
Decrease in accounts receivable	29,434	51,643
(Increase) Decrease in prepaid expenses	(18,645)	42,021
(Increase) in other assets	(9,258)	(52,761)
Decrease (Increase) in inventory	20,662	(104,933)
(Decrease) Increase in accounts payable and accrued expenses	(195,737)	342,106
Net Cash Used by Operating Activities	(1,039,169)	(631,075)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(13,648)	(9,125)
Proceeds from the sale of property and equipment	744	-
Purchase of property and equipment	(7,303)	(52,783)
Net Cash Used by Investing Activities	(20,207)	(61,908)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,059,376)	(692,983)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,788,602	3,065,675

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,729,226	$2,372,692

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows (Continued)
(unaudited)
	For the Three Months Ended September 30,
	2007	2006
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH OPERATING ACTIVITIES
Common stock issued/accrued for services	$38,481	$-
Stock-based compensation expense related to employee options	$80,195	$167,345
Stock option granted for services	10,086	-

NON-CASH INVESTING/ FINANCING ACTIVITIES
Common stock issued for accrued liabilities	$100,500	$-

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2007 and June 30, 2007

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although we believe the disclosures and information presented are adequate to make the information not misleading. These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2007 Annual Report on Form 10-K.  Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2008.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year 2006. Our financial statements as of and for the three month periods ended September 30, 2007 and 2006 reflect the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the three month periods ended September 30, 2007 and 2006 was $80,195and $167,345, respectively, related to employee stock options issued during the respective periods.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for the three month periods ended September 30, 2007 and 2006 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended September 30,
	2007	2006
Loss (numerator)	$(1,089,934)	$(1,198,389)
Shares (denominator)	23,432,008	21,020,180
Per share amount	$(0.05)	$(0.06)

Our outstanding stock options have been excluded from the basic and fully diluted net loss per share calculation. We excluded 3,715,000 and 4,160,000 common stock equivalents for the three month periods ended September 30, 2007 and 2006, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2007 and June 30, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Liquidity

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $47,885,830 at September 30, 2007.  Although for the fiscal years ended June 30, 2005, 2006 and 2007, we have losses from operations and have used cash in our operating activities in excess of our revenues, we have had little, if any, debt and have consistently had a positive net tangible book value. In connection with the preparation of our financial statements we have analyzed our cash needs for fiscal 2008. Based on this analysis, we concluded that our available cash will be sufficient to meet our current working capital, capital expenditure and other cash requirements for fiscal 2008. However to fully implement our business plan we believe we may need additional capital. We may seek to raise additional capital through the issuance of debt or equity securities. In June 2006, we filed a shelf registration statement with the Securities and Exchange Commission. The shelf registration statement, which was declared effective in July 2006, would allow us to offer common stock, preferred stock, warrants, senior debt securities and subordinated debt securities or any combination of any of these securities in one or more offerings at an aggregate initial offering price not to exceed $120,000,000. Our ability to obtain financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain financing on favorable terms or at all.

NOTE 3 - STOCK OPTIONS AND WARRANTS

General Option Information

During the three month period ended September 30, 2007, we granted options to acquire an aggregate of 250,000 shares of our common stock to certain employees and consultants in connection with their employment (the “Employment Options”). The Employment Options granted during the three month period ended September 30, 2007 vest annually over a period of one to two years based on the employee’s continued employment. The exercise price for the Employment Options granted during the period was $4.04 per share.  During the three month period ended September 30, 2006, we did not grant any options. We use the Black-Scholes model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions, including volatility of our stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because we do not pay dividends, the dividend rate variable in the Black-Scholes model is zero. We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

	For the three month period ended September 30, 2007	For the three month period ended September 30, 2006
Risk free interest rate	4.64%	N/A
Expected life	5 years	N/A
Expected volatility	55%	N/A
Dividend yield	0%	N/A

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2007 and June 30, 2007

NOTE 3 - STOCK OPTIONS (Continued)

A summary of the status of our outstanding stock options as of September 30, 2007 and June 30, 2007 and changes during the periods then ended is presented below:

	September 30, 2007		June 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	3,915,000	$6.81	4,190,000	$6.69
Granted	250,000	$4.04	55,000	$3.96
Expired/Cancelled	(100,000)	$6.60	(118,447)	$(6.16)
Exercised	0	$-	(211,553)	$(3.99)
Outstanding end of period	4,065,000	$6.65	3,915,000	$6.81
Exercisable	3,715,000	$6.84	3,715,000	$6.84

The following table summarizes the range of outstanding and exercisable options as of September 30, 2007:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at Sep. 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Sep. 30, 2007	Weighted Average Exercise Price
$3.55	25,000	2.30	$3.55	25,000	$3.55
$4.04	250,000	4.89	$4.04	0	$4.04
$4.31	30,000	2.44	$4.31	30,000	$4.31
$5.36	150,000	4.75	$5.36	100,000	$5.36
$6.40	185,000	1.34	$6.40	185,000	$6.40
$6.60	425,000	4.34	$6.60	375,000	$6.60
$7.00	3,000,000	1.96	$7.00	3,000,000	$7.00
$3.55-$7.00	4,065,000	2.47	$6.84	3,715,000	$6.84

As of September 30, 2007, the unrecognized stock-based compensation related to stock options was approximately $689,083. This cost is expected to be expensed over a period of 1.75 years.

General Warrant Information

The following table summarizes outstanding warrants to purchase our common stock at September 30, 2007.

Number of Warrants Outstanding at September 30, 2007	Expiration Date	Exercise Price
102,825	1/31/2009	$5.00
103,825	1/31/2011	$5.50
510,720	3/11/2009 to 3/20/2009	$4.50
550,000	4/30/2009	$4.50
1,267,370

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2007 and June 30, 2007

NOTE 4 - STOCK ISSUANCES

During the quarter ended September 30, 2007, we negotiated an amendment to the employment agreement for Richard A. Steinke, our former President and Chief Executive Officer wherein we amended the terms for compensation to provide as follows: for services provided by Mr. Steinke during the remaining term of the employment agreement (July 1, 2006 through August 31, 2007), we issued a stock award of 25,000 shares of our common stock valued at $100,500, based on a price of $4.02 per share (the closing price per share as quoted on the NASDAQ Capital Markets on August 7, 2007) in lieu of shares of our common stock valued at $200,000 as called for under the terms of the original employment agreement.

During the quarter ended September 30, 2007, we issued 6,000 shares of our common stock valued at $24,720 based on a price of $4.12 per share (the closing price per share as quoted on the NASDAQ Capital Markets on August 24, 2007).  The shares were issued for investor relations and media services.

NOTE 5 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists of chemicals, finished goods produced in our plant and products purchased for resale.

	Sep 30, 2007 (Unaudited)	June 30, 2007
Raw Materials	$154,159	$204,665
Work in Progress	$-	$-
Finished Goods	$564,889	$535,045
Total Inventory	$719,048	$739,710

NOTE 6 – LICENSE FEES

The table below sets forth the contractual aggregate license revenue from manufacturing licenses granted by us to licensees during the three month period ended September 30, 2007.

		Fiscal Year 2008
	Total	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	Jun. 30, 2008
License Fees (1)	$10,000	$-	$10,000	$-	$-

(1) The License Agreement with Desert Research Technology, Inc. provides for a one-time payment of $10,000 on or before October 31, 2007 and the payment of a royalty fee based on the products produced and shipped.  The royalty fee, if any, shall be paid in arrears on a quarterly basis beginning January 1, 2008.

NOTE 7 – SUBSEQUENT EVENT

In November 2007, we negotiated an extension of our current lease for the building and related real property located at 1501 Industrial Road, Boulder City, Nevada to provide for a five year term expiring November 14, 2012, with a base monthly rent of $24,600 subject to annual adjustments based on the consumer price index .

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

Overview

Since our inception in 1995, we have been engaged in the research and development of technologies related to the formulation of polyurethane compounds and the manufacturing process for producing tires constructed of polyurethane.  We believe we have developed unique polyurethane formulations that, when used in tire applications, substantially simplify the production process and allow for the creation of products with superior performance characteristics, including abrasion resistance and load-bearing capabilities, than conventional rubber tires.  We also believe that the manufacturing processes we have developed to produce polyurethane tires are more efficient than traditional tire manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure that are necessary to cure rubber.  Using our polyurethane technologies, we believe tires can be produced that last longer, are less susceptible to failure and offer improved fuel economy.

We expect to incur significant additional expenses as we expand our business due to increased selling, general and administrative expenditures related to the commercialization of our proprietary polyurethane Elastothane® or Amerifill™ products. We expect the increase in revenues from the expanded commercialization activities should reduce net losses in the near term and move us closer to profitability.

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

Factors Affecting Results of Operations

Historically, our operating expenses have exceeded our revenues resulting in net losses. For the reporting period our operating expenses consisted primarily of the following:

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

•

Consulting expenses, which consist primarily of amounts (both cash and non-cash) paid to third-parties for outside services;

•

Depreciation and amortization expenses which result from the depreciation of our property and equipment, including amortization of our intangible assets; and

•

Amortization of deferred compensation that results from the grant of stock options to our employees.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, deferred compensation and contingencies.  We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates allow us to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Valuation of Intangible Assets and Goodwill

At September 30, 2007, we had capitalized patent and trademark costs, net of accumulated amortization expenses, totaling $587,140.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  Amortization expense for the fiscal years ended June 30, 2007, 2006, and 2005 was $23,209, $25,514 and $30,847, respectively.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Statement of Financial Accounting Standards “SFAS” No. 142, "Goodwill and Other Intangible Assets."  We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

•

any changes in the market relating to the patents that would decrease the life of the asset;

•

any adverse change in the extent or manner in which the patents are being used;

•

any significant adverse change in legal factors relating to the use of the patents;

•

current-period operating or cash flow loss combined with our history of operating or cash flow losses;

•

future cash flow values based on the expectation of commercialization through licensing; and

•

current expectations that, more likely than not, the patents will be sold or otherwise disposed of significantly before the end of their previously estimated useful life.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year ended June 30, 2006. Our financial statements as of and for the three month periods ended September 30, 2007 and 2006 reflect the impact of SFAS 123(R).  Stock based compensation expense recognized under SFAS 123(R) for the three month periods ended September 30, 2007 and 2006 was $80,195 and $167,345, respectively, related to employee stock options issued during the respective periods.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Under SFAS 123(R), stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in our Statement of Operations for the three month periods ended September 30, 2007 and 2006 assumes all awards will vest, therefore, no reduction has been made for estimated forfeitures.

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

The following summary table presents a comparison of our results of operations for the three month periods ended September 30, 2007 and 2006 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Month Period Ended September 30,		Percent Change
	2007	2006	2007 vs. 2006
Net revenues (1)	$662,830	$635,903	4.2%
Cost of revenues	$464,963	$418,738	11.0%
Gross profit	$197,867	$217,165	(8.9%)
Selling, general, and administrative expenses (2)	$1,087,383	$1,085,865	(0%)
Consulting expenses (3)	$30,919	$-	100%
Research and development expenses	$158,171	$252,512	(37.4%)
Depreciation and amortization expenses	$80,636	$102,284	(21.2%)
Loss on sales and impairment of assets	$(89)	$2,109	(104.2%)
Other Income	$69,219	$27,216	154.3%
Net loss	$(1,089,934)	$(1,198,389)	(9.1%)

(1) Includes $50,000 and $41,667 of license revenue in the three month periods ended September 30, 2007 and 2006, respectively, with no associated cost of revenues for the periods.

(2) Includes deferred compensation associated with employee stock options of $80,195 and $167,345 in the three month periods ended September 30, 2007 and 2006, respectively.

(3) Includes $10,086, representing the pro rata value of the stock option granted to Mr. Steinke during the period for services pursuant to a consulting agreement dated September 1, 2007.

Three Month Period Ended September 30, 2007 Compared to September 30, 2006

Net revenues.   Sales of our closed-cell polyurethane foam products accounted for all but $50,000 of our net revenues during the three month period ended September 30, 2007. The $50,000 was derived from fees received from third-party licensees for use of our technology. For the three month period ended September 30, 2007 we had $662,830 of net revenues compared to $635,903 for the same period for 2006.  Net revenues for the three month period ended September 30, 2007 increased by $26,927, or 4.2%, as compared with 2006 due to a combination of a small increase in license fees and an increase in the number of product units sold. During the three month period ended September 30, 2007 we had $8,025 and $3,691 of returns of our products and trade discounts, respectively, compared to $8,714 and $4,429, respectively, for the same period in 2006.

Cost of revenues.  For the three month period ended September 30, 2007 our total cost of revenues was $464,963, or 70% of net revenues, compared to $418,738, or 66% of net revenues for the same period in 2006.  Our cost of revenues increased 11% for the three months ended September 30, 2007, as compared with the same period in 2006. The increase in our cost of revenues was a result of increased costs for chemical raw materials and wheel components coupled with the cost of the disposition of obsolete and/or discontinued inventory.  We believe that our cost of revenues can improve if our increased sales efforts generate additional product orders so that we can take advantage of manufacturing efficiencies.  We believe we currently have sufficient foam product manufacturing equipment and employees to accomplish a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

Gross Profit.  For the three month period ended September 30, 2007 we had $197,867 of gross profit compared to $217,165 for the same period in 2006.  Gross profit for the three month period ended September 30, 2007 decreased by $19,298, or 9%, over same period in 2006 due primarily to the increase in cost of revenues during the period detailed above. During the balance of the fiscal year ending June 30, 2008, we believe we will be able to maintain or improve our gross profit margin.

Selling, General, and Administrative Expenses.  For the three month period ended September 30, 2007 we had $1,087,383 of SG&A expenses, including the amortization of deferred compensation, compared to $1,085,865 for the same period in 2006.  We amortized $80,195 of deferred compensation for the three month period ended September 30, 2007 compared to $167,345 for same period in 2006.  We anticipate that SG&A for the balance of the 2008 fiscal year will be consistent with the three months ended September 30, 2007.

Research and Development Expenses.  For the three month period ended September 30, 2007 we had $158,171 of research and development expenses compared to $252,512 for the same period in 2006.  Our research and development expenses for the three month period ended September 30, 2007, decreased by $94,341, or 37%, as compared with the same period in 2006 due primarily to a decrease in outside testing services and the hiring of additional research and a reduction in research and development tooling expenses during the period.  We expect research and development expenses to increase approximately 35% during the balance of the fiscal year ending June 30, 2008 as we identify and pursue research and development projects of additional applications for our polyurethane technology outside the tire industry.

Consulting Expenses.  For the three month period ended September 30, 2007, we had $30,919 in consulting expenses.  We had no outside consulting expenses for the same period in 2006.  During the balance of the fiscal year ending June 30, 2008 we expect consulting expenses to increase significantly, after taking into account our consulting agreement with our former CEO, Richard Steinke. Mr. Steinke will provide technology consulting to the Company in exchange for an annual consulting fee of $250,000 with a potential cash performance bonus of up to 50% of his annual consulting fee based on our meeting or exceeding certain financial performance targets. In addition, Mr. Steinke was granted an option to acquire 100,000 shares of our common stock at $4.04 per share, with 50,000 options vesting on August 31, 2008 and 2009, respectively.

Depreciation and Amortization Expenses.  For the three month period ended September 30, 2007 we had $80,636 of depreciation and amortization expenses compared to $102,284 for the same period in 2006.  Our depreciation and amortization expenses for the three month period ended September 30, 2007 decreased by $21,648, or 21%, compared to the same period in 2006, due to reductions for fully depreciated assets.

Net Loss.  For the three month period ended September 30, 2007 we had a net loss of $1,089,934 compared to a net loss of $1,198,389 for the same period in 2006.  Our net loss for the three month period ended September 30, 2007 decreased by $108,455 as compared with the same period in 2006, due primarily to the decrease in the research and development expenses for the three month period ended September 30, 2007.

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

Cash Flows

The following table sets forth our cash flows for the three month periods ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007	2006

Net cash used by operating activities	$(1,039,168)	$(631,075)
Net cash used in investing activities	(20,207)	(61,908)
Net cash provided by financing activities	-	-
Net (decrease) increase in cash and cash equivalents during period	$(1,059,376)	$(692,983)

Net Cash Used By Operating Activities.  Our primary sources of operating cash during the three month period ended September 30, 2007 was proceeds from previous finance activities and receipts from our customers.  Our primary uses of operating cash are payments made to our vendors and employees. Net cash used by operating activities was $1,039,168 for the three months ended September 30, 2007 compared to $631,075 for the same period in 2006.  The increase in cash used in operating activities is due to decreases in accounts payable and accrued expenses for the three months ended September 30, 2007 compared to the same period in 2006.  Non-cash items include depreciation and amortization and stock based compensation.  Our net loss was $1,089,934 for the three months ended September 30, 2007 compared to a net loss of $1,198,389 for the same period in 2006.  Net loss for the three month period ended September 30, 2007 included non-cash expenses of $80,195 for stock-based compensation related to employee stock options, $10,086 for the issuance of a stock option for consulting services, $38,481 for stock issued/accrued for services.  Net loss for the three month period ended September 30, 2006 included non-cash expenses of $167,345 for stock-based compensation related to employee stock options.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $20,207 for the three month period ended September 30, 2007 and $61,908 for the same period in 2006.  Our primary uses of investing cash for the three month period ended September 30, 2007 were $13,648 deposits on patents and trademarks and $7,303 for property and equipment.  Our primary use of investing cash for the three month period ended September 30, 2006 was $9,125 for patents and trademarks and $52,783 for property and equipment.

Net Cash Provided by Financing Activities.  During the three months ended September 30, 2007 and September 30, 2006, we did not engage in any financing activities.

Cash Position and Outstanding Indebtedness

Our total indebtedness at September 30, 2007 was $287,643 and our total cash and cash equivalents were $4,729,226, none of which is restricted.  Our total indebtedness at September 30, 2007 includes $239,220 in accounts payable, and $48,423 in accrued expenses, primarily consisting of legal and consulting expenses. We have no long-term liabilities.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at September 30, 2007.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Facility lease (1)	$1,469,400	$214,800	$885,600	$369,000	$—

Total contractual cash obligations	$1,469,400	$214,800	$885,600	$369,000	$—

(1)  In November 2007, we negotiated an extension of the lease for our executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building, which includes approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  The extension term of the lease is 5 years expiring November 14, 2012.  The base rent is $24,600 per month subject to annual adjustments based on the consumer price index.

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

 Although we believe that we will successfully implement our business plan, management cannot give any assurances that it will be able to do so or that we will ever operate profitably.  Our business plan assumes, among other things, that our selling, general and administrative expenses will continue at a rate similar to the rate we experienced for the three month period ended September 30, 2007, that we will not experience a material decline in our product pricing, and that we will not experience a material increase in our customer bad debt.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS 157. We have not yet determined the impact this standard will have on our financial statements.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Our Annual Meeting of Stockholders will be held in the Sunset Room at the Sunset Station Hotel and Casino, 1301 West Sunset Road, Henderson, Nevada 89014, on November 29, 2007, at 10:00 am, Pacific Time, to:

1. Elect seven directors to serve until the 2008 Annual Meeting of Stockholders;

2. Ratify the selection of HJ & Associates, LLC as the Company’s independent auditor for the Company’s fiscal year ending June 30, 2008;

3. Transact such other business as may properly come before the Annual Meeting or any adjournment thereof.

The foregoing matters are described in more detail in our Proxy Statement mailed to all stockholders and filed with the Commission on or about October 22, 2007.

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

Dated: November 8, 2007

AMERITYRE CORPORATION

/S/GARY N. BENNINGER

Gary N. Benninger

Chief Executive Officer

/S/ANDERS A. SUAREZ

Anders A. Suarez

Chief Financial Officer and

Principal Accounting Officer