Form 10-Q
period 2007-12-31
AMERITYRE CORP
filed 2008-02-11
CIK 945828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Yes [ ] No [X]

 The number of shares outstanding of Registrant’s Common Stock as of February 8, 2008: 23,423,423

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

Our unaudited balance sheet at December 31, 2007 and our audited balance sheet at June 30, 2007; the related unaudited statements of operations for the three and six month periods ended December 31, 2007 and 2006; and the related unaudited statement of cash flows for the six month periods ended December 31, 2007 and 2006, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

	Dec. 31, 2007	June 30, 2007
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,727,565	$5,788,602
Accounts receivable – net	347,796	349,125
Inventory	807,124	739,710
Prepaid expenses and other current assets	153,066	88,930
Deposit on equipment	74,807	68,653

Total Current Assets	5,110,358	7,035,020

PROPERTY AND EQUIPMENT

Leasehold Improvements	157,410	157,410
Molds and models	387,908	382,973
Equipment	2,839,718	2,834,615
Furniture and Fixtures	95,837	84,455
Software	280,337	280,337
Less – accumulated depreciation	(2,699,597)	(2,560,966)

Total Property and Equipment	1,061,613	1,178,824

OTHER ASSETS

Patents and trademarks – net	596,168	578,915
Deposits	36,000	36,000

Total Other Assets	632,168	614,915

TOTAL ASSETS	$6,804,139	$8,828,759

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	Dec. 31, 2007	June 30, 2007
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$179,582	$327,859
Accrued expenses	100,516	292,667

Total Current Liabilities	280,098	620,526

TOTAL LIABILITIES	280,098	620,526

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 shares authorized of $0.001 par value, 23,423,423and 23,416,551 shares issued and outstanding, respectively	23,421	23,414
Additional paid-in capital	55,899,587	55,608,790
Accrued interest on notes receivable	(8,555)	(3,074)
Notes receivable	(399,329)	(600,000)
Deferred consulting and directors’ compensation	(73,328)	(25,000)
Retained deficit	(48,917,755)	(46,795,897)

Total Stockholders’ Equity	6,524,041	8,208,233

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,804,139	$8,828,759

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Operations
(unaudited)

	For the Three Months Ended December 31,
	2007	2006

NET REVENUES
Products	$474,019	$521,426
Licenses	60,001	75,000

Total Net Revenues	534,020	596,426

COST OF REVENUES	303,340	368,461

GROSS PROFIT	230,680	227,965

EXPENSES
Consulting	144,185	125,001
Depreciation and amortization	70,636	91,700
Research and development	156,285	203,966
Loss on impairment of assets	551	973
Selling, general and administrative	951,000	1,071,013

Total Expenses	1,322,657	1,492,653

LOSS FROM OPERATIONS	(1,091,977)	(1,264,688)

OTHER INCOME
Interest income	59,703	14,305
Miscellaneous income	352	448

Total Other Income	60,055	14,753

NET LOSS	$(1,031,922)	$(1,249,935)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	23,393,272	21,036,552

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Operations
(unaudited)

	For the Six Months Ended December 31,
	2007	2006

NET REVENUES
Products	$1,086,849	$1,115,661
Licenses	110,000	116,667

Total Net Revenues	1,196,849	1,232,328

COST OF REVENUES	768,303	787,199

GROSS PROFIT	428,546	445,129

EXPENSES
Consulting	175,105	136,112
Depreciation and amortization	151,271	193,984
Research and development	314,456	456,477
Loss on impairment of assets	462	3,082
Selling, general and administrative	2,038,383	2,145,768

Total Expenses	2,679,677	2,935,423

LOSS FROM OPERATIONS	(2,251,131)	(2,490,294)

OTHER INCOME
Interest income	128,696	41,115
Miscellaneous income	579	854

Total Other Income	129,275	41,969

NET LOSS	$(2,121,856)	$(2,448,325)

BASIC AND DILUTED LOSS PER SHARE	$(0.09)	$(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	23,412,640	21,028,366

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(unaudited)
	For the Six Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,121,856)	$(2,448,325)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	151,271	193,984
Loss on impairment of assets	462	3,082
Common stock issued/accrued for services	62,368	-
Stock options for services	42,083	-
Stock-based compensation expense related to employee options	172,959	334,691
Stock redemption for note receivable	(21,410)	-
Amortization of expense prepaid w/ common stock	31,666	34,167
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,328	6,611
(Increase) in prepaid expenses	(64,135)	(4,981)
(Increase) in other assets	(6,154)	(267,224)
(Increase) in inventory	(67,414)	(67,071)
(Decrease) Increase in accounts payable and accrued expenses	(190,428)	281,464
Net Cash Used by Operating Activities	(2,009,260)	(1,933,602)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(28,188)	(104,285)
Proceeds from the sale of property and equipment	744	-
Purchase of property and equipment	(24,333)	(152,266)
Net Cash Used by Investing Activities	(51,777)	(256,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	9,187
Net Cash Provided by Financing Activities	-	9,187

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,061,037)	(2,180,966)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,788,602	3,065,675

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,727,565	$884,709

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows (Continued)
(unaudited)
	For the Six Months Ended December 31,
	2007	2006
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH OPERATING ACTIVITIES
Common stock issued for services rendered	$62,368	$-
Stock-based compensation expense related to employee options	$172,959	$334,691

NON-CASH INVESTING/ FINANCING ACTIVITIES
Common stock issued for accrued liability	$100,500	$-

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2007 and June 30, 2007

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although we believe the disclosures and information presented are adequate to make the information not misleading. These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2007 Annual Report on Form 10-K.  Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2008.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year 2006. Our financial statements as of and for the three and six month periods ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the six month periods ended December 31, 2007 and 2006 was $172,959 and $334,691, respectively, related to employee stock options issued during the respective periods.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for the three and six month periods ended December 31, 2007 and 2006 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Six Months Ended
	December 31, 2007	December 31, 2006
Loss (numerator)	$(2,121,856)	$(2,448,325)
Shares (denominator)	23,412,640	21,028,366
Per share amount	$(0.09)	$(0.12)

Our outstanding stock options have been excluded from the basic and fully diluted net loss per share calculation. We excluded 3,985,000 and 4,160,000 common stock equivalents for the six month periods ended December 31, 2007 and 2006, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2007 and June 30, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Liquidity

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $48,917,755 at December 31, 2007.  Although for the fiscal years ended June 30, 2005, 2006 and 2007, we have losses from operations and have used cash in our operating activities in excess of our revenues, we have had little, if any, debt and have consistently had a positive net tangible book value. In connection with the preparation of our financial statements we have analyzed our cash needs for fiscal 2008. Based on this analysis, we concluded that our available cash will be sufficient to meet our current working capital, capital expenditure and other cash requirements for fiscal 2008. However in the event of a cash shortfall we believe we would need additional capital. We may seek to raise additional capital through the issuance of debt or equity securities. In June 2006, we filed a shelf registration statement with the Securities and Exchange Commission. The shelf registration statement, which was declared effective in July 2006, would allow us to offer common stock, preferred stock, warrants, senior debt securities and subordinated debt securities or any combination of any of these securities in one or more offerings at an aggregate initial offering price not to exceed $120,000,000. Our ability to obtain financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain financing on favorable terms or at all.

Income Tax

We file federal income tax returns in the U.S. and state income tax returns in those state jurisdictions where we are required to file.  With few exceptions, we are no longer subject to U.S. federal, state or and local income tax examinations by tax authorities for years before June 30, 2004.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007, the first day of our current fiscal year.  As a result of the implementation of Interpretation 48, no adjustment should be made for unrecognized tax benefits.

There are no tax positions included in the balance at December 31, 2007 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 3 - STOCK OPTIONS AND WARRANTS

General Option Information

During the six month period ended December 31, 2007, we granted options to acquire an aggregate of 250,000 shares of our common stock to certain employees and consultants in connection with their employment (the “Employment Options”). The Employment Options granted during the six month period ended December 31, 2007 vest annually over a period of one to two years based on the employee’s continued employment. The exercise price for the Employment Options granted during the period was $4.04 per share.  During the six month period ended December 31, 2006, we did not grant any options. We use the Black-Scholes model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions, including volatility of our stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because we do not pay dividends, the dividend rate variable in the Black-Scholes model is zero. We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2007 and June 30, 2007

NOTE 3 - STOCK OPTIONS AND WARRANTS (Continued)

	For the six month period ended December 31, 2007	For the six month period ended December 31, 2006
Risk free interest rate	4.64%	N/A
Expected life	5 years	N/A
Expected volatility	55%	N/A
Dividend yield	0%	N/A

A summary of the status of our outstanding stock options as of December 31, 2007 and June 30, 2007 and changes during the periods then ended is presented below:

	December 31, 2007		June 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	3,915,000	$6.81	4,190,000	$6.69
Granted	250,000	$4.04	55,000	$3.96
Expired/Cancelled	(180,000)	$6.51	(118,447)	$(6.16)
Exercised	0	$-	(211,553)	$(3.99)
Outstanding end of period	3,985,000	$6.65	3,915,000	$6.81
Exercisable	3,635,000	$6.85	3,715,000	$6.84

The following table summarizes the range of outstanding and exercisable options as of December 31, 2007:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at Dec. 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Dec. 31, 2007	Weighted Average Exercise Price
$3.55	25,000	2.04	$3.55	25,000	$3.55
$4.04	250,000	4.62	$4.04	0	$4.04
$4.31	30,000	2.18	$4.31	30,000	$4.31
$5.36	150,000	2.50	$5.36	100,000	$5.36
$6.40	105,000	1.96	$6.40	105,000	$6.40
$6.60	425,000	2.50	$6.60	375,000	$6.60
$7.00	3,000,000	1.70	$7.00	3,000,000	$7.00
$3.55-$7.00	3,985,000	2.01	$6.65	3,635,000	$6.85

As of December 31, 2007, the unrecognized stock-based compensation related to stock options was approximately $564,322. This cost is expected to be expensed over a period of 1.5 years.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2007 and June 30, 2007

NOTE 3 - STOCK OPTIONS AND WARRANTS (Continued)

General Warrant Information

The following table summarizes outstanding warrants to purchase our common stock at December 31, 2007.

Number of Warrants Outstanding at December 31, 2007	Expiration Date	Exercise Price
102,825	1/31/2009	$5.00
103,825	1/31/2011	$5.50
510,720	3/11/2009 to 3/20/2009	$4.50
550,000	4/30/2009	$4.50
1,267,370

NOTE 4 - STOCK ISSUANCES

In October 2007, pursuant to the terms of a promissory note, a debtor prepaid an installment payment and accrued interest of $216,600, by submitting for cancellation 60,000 shares of the Company’s common stock valued at $3.61 per share.

In December 2007, we approved the issuance of 4,484 shares of our restricted common stock to the Chairman of our audit committee as partial compensation for his services as Chairman. The value of the shares was $10,000, based on the closing price of $2.23 per share.

In December 2007, we approved the issuance of an aggregate of 31,388 shares (4,484 shares each) of our restricted common stock to our non-employee directors as annual compensation for their services as members of our board of directors for the period commencing December 1, 2007 through November 30, 2008. The aggregate value of the shares was $70,000, based on the closing price of $2.23 per share.

NOTE 5 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists of chemicals, finished goods produced in our plant and products purchased for resale.

	Dec 31, 2007 (Unaudited)	June 30, 2007
Raw Materials	$251,460	$204,665
Work in Progress	$-	$-
Finished Goods	$555,664	$535,045
Total Inventory	$807,124	$739,710

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2007 and June 30, 2007

NOTE 6 – LICENSE FEES

The table below sets forth the contractual aggregate license revenue from manufacturing licenses granted by us to licensees during the six month period ended December 31, 2007.

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

License fees recorded during the six months ended December 31, 2007 include $100,001 in fees owed to us by our Chinese licensee that are currently in arrears. Our Chinese licensee has made quarterly installment payments aggregating $150,000 under a two year license agreement executed in August 2006.  The licensee is required to pay us a total of $400,000 under the license agreement. We anticipate that the license fees currently due and the balance of the quarterly installment payments will be paid in full by August 2008.

NOTE 7 – LEASE

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

Introduction and Recent Developments

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

In November 2007, our Arcus® run-flat tire design successfully completed all testing requirements under Federal Motor Vehicle Safety Standard (FMVSS) 139. Successful completion of FMVSS 139 testing on our Arcus® passenger car tire design has been a high priority. Since completing the testing, we have begun discussions with companies that have expressed an interest in licensing our technology, and we will shortly begin to provide them with sample tires. While companies evaluate sample tires, we will focus on finishing the design and development of the manufacturing equipment required to produce the polyurethane road tire in commercial volumes. We are discussing the construction and installation of a pilot manufacturing facility capable of demonstrating this production capability with potential strategic partners.

Dr. Gary N. Benninger, our CEO and President, made a presentation to shareholders at our annual meeting held November 29, 2007. Dr. Benninger summarized our business and operational status. He outlined five principal product areas: low duty cycle tires, tire fill, solid tires, composite tires and pneumatic tires. He summarized each area, addressing technology, market, challenges, status, strategy and expectations.

Dr. Benninger’s presentation emphasized that sales of our polyurethane foam tire fill material, Amerifill™, will be significant to our future revenue growth. As a result, in January 2008, we announced the formation of an internal sales group to specifically target suppliers and OEM (original equipment manufacturer) users of tire fill in the construction, industrial and mining applications. We plan to move quickly into this substantial and growing market, and discussions are underway to establish a European marketing partner.

In connection with our low duty cycle product area, in February 2008 we announced that Amigo Mobility, a leading manufacturer of mobility products, will be using our Flatfree(TM) polyurethane tires as original equipment on the Amigo Mobility SmartShopper.  We estimate that we will initially supply Amigo Mobility with approximately 25,000 tires per year.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. Our estimates are based on historical experience and other assumptions that we consider to be appropriate in the circumstances. However, actual future results may vary from our estimates.

There have been no significant changes during the three months ended December 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Seasonality

A substantial majority of our sales are to customers within the United States. As sales have increased, we have experienced increasing levels of seasonality in the sale of our low duty polyurethane foam tires for bicycles and lawn and garden products because sales of these products generally decline during the winter months in many parts of the United States.  Sales of our low duty polyurethane foam tire products generally peak during the spring and summer months resulting in greater sales volumes during the third and fourth quarters of the fiscal year.

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

The following summary table presents a comparison of our results of operations for the three and six month periods ended December 31, 2007 and 2006 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended Dec. 31,			Six Months Ended Dec. 31,
	2007	2006	% Change	2007	2006	% Change
Net revenues (1)	$534,020	$596,426	(10)	$1,196,849	$1,232,328	(3)
Cost of revenues	$303,340	$368,461	(17)	$768,303	$787,199	(2)
Gross profit	$230,680	$227,965	1	$428,546	$445,129	(4)
Selling, general, and administrative expenses (2)	$951,000	$1,071,013	(11)	$2,038,383	$2,145,768	(5)
Consulting	$144,185	$125,001	15	$175,105	$136,112	29
Research and development expenses (3)	$156,285	$203,966	(23)	$314,456	$456,477	(31)
Depreciation and amortization expenses	$70,636	$91,700	(23)	$151,271	$193,984	(22)
Loss on sales and impairment of assets	$551	$973	(43)	$462	$3,082	(85)
Other Income	$60,055	$14,753	307	$129,275	$41,969	208
Net loss	$(1,031,922)	$(1,249,935)	17	$(2,121,856)	$(2,448,325)	13

(1) Includes $60,001 and $110,001, respectively, of license revenue in the three and six months ended December 31, 2007 with no associated cost of revenues for the period.

(2) Includes deferred compensation for employee stock options of $92,764 and $167,345 in the three month periods ended December 31, 2007 and 2006, respectively, and deferred compensation for employee stock options of $172,959 and $334,691 in the six month periods ended December 31, 2007 and 2006, respectively.

(3) Includes $31,997, representing the pro rata value of the stock option granted to Mr. Steinke during the period for services pursuant to a consulting agreement dated September 1, 2007.

Three Month Period Ended December 31, 2007Compared to December 31, 2006

Net revenues.   Sales of our closed-cell polyurethane foam products accounted for all but $60,001 of our net revenues during the three month period ended December 31, 2007. The $60,001 was derived from fees received or accrued from third-party licensees for use of our technology.  For the three month period ended December 31, 2007 we had $534,020 of net revenues compared to $596,426 for the same period for 2006.  Net revenues for the three month period ended December 31, 2007 decreased by $62,406 or 10%, as compared with 2006 due to a decrease in license fees and a decrease in the number of product units sold during the period. We believe the decrease in product sales is not reflective of a trend but rather due to a general economic slowdown.  Also, we have experienced the increased seasonal effects on our sales due to increased sales volumes over several years in markets affected by winter weather. We anticipate that our sales over the balance of the fiscal year will increase consistent with the trends of our sales over the last several years.  Our license fees also decreased from $75,000 in the three months ended December 31, 2006 to $60,001 in 2007 because our Korean licensee elected to discontinue license payments in 2007 that were required to maintain its exclusive territory. During the three month periods ended December 31, 2007 we had $4,132 and $2,762 of returns of our products and trade discounts, respectively, compared to $5,179 and $2,063, respectively, for the same period in 2006.

Cost of revenues.  For the three month period ended December 31, 2007 our total cost of revenues was $303,340, or 57% of net revenues, compared to $368,461, or 62% of net revenues for the same period in 2006.  Excluding $60,001 of licensee revenue with no associated cost of revenues, our cost of revenues as a percentage of net revenues decreased to 64% of net revenues for the three months ended December 31, 2006, as compared with 71% for the same period in 2006. The reduction in our cost of revenues was a result of our efforts to control expenses and to take advantage of manufacturing efficiencies.  We believe we currently have sufficient foam product manufacturing equipment and employees to accomplish a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

Gross Profit.  For the three month period ended December 31, 2007 we had $230,680 of gross profit compared to $227,965 for the same period in 2006.  Gross profit for the three month period ended December 31, 2007 increased by $2,715, or 1%, over the same period in 2006 due primarily to improvements in our manufacturing process.  Our gross profit margin increased to 43% in 2007 from 38% for the same period in 2006.

Selling, General, and Administrative Expenses.  For the three month period ended December 31, 2007 we had $951,000 of SG&A expenses, including the amortization of deferred compensation, compared to $1,071,013 for the same period in 2006.  For the three month period ended December 31, 2007 our SG&A decreased by $120,013, or 11%, as compared with the same period in 2006, due to decreased expenses related to payroll and payroll taxes, and amortization of deferred compensation related to employee stock option grants. We amortized $92,764 of deferred compensation for the three month period ended December 31, 2007 compared to $167,345 for same period in 2006.  We anticipate that SG&A for the balance of the 2008 fiscal year will be consistent with the three months ended December 31, 2007.

Research and Development Expenses.  For the three month period ended December 31, 2007 we had $156,285 of research and development expenses compared to $203,966 for the same period in 2006.  Our research and development expenses for the three month period ended December 31, 2007, decreased by $47,681, or 23%, as compared with the same period in 2006 due primarily to a decrease in outside testing services and testing equipment.  We expect research and development expenses to increase approximately 10% during the balance of the fiscal year ending June 30, 2008 as we identify and pursue research and development projects of additional applications for our polyurethane technology outside the tire industry.

Consulting Expenses.  For the three month period ended December 31, 2007, we had $144,185 in outside consulting expenses.  We had $125,001 in outside consulting expenses for the same period in 2006.  During the balance of the fiscal year ending June 30, 2008 we expect consulting expenses to remain consistent after taking into account our consulting agreement with our former CEO, Richard Steinke. Mr. Steinke will provide technology consulting to the Company in exchange for an annual consulting fee of $250,000 with a potential cash performance bonus of up to 50% of his annual consulting fee based on our meeting or exceeding certain financial performance targets. In addition, Mr. Steinke was granted an option to acquire 100,000 shares of our common stock at $4.04 per share, with 50,000 options vesting on August 31, 2008 and 2009, respectively.

Depreciation and Amortization Expenses.  For the three month period ended December 31, 2007 we had $70,636 of depreciation and amortization expenses compared to $91,700 for the same period in 2006.  Our depreciation and amortization expenses for the three month period ended December 31, 2007 decreased by $21,064, or 23%, as compared to the same period in 2006 due primarily to no longer expensing fully depreciated assets, partially offset by the expense for newly acquired assets during the period.

Net Loss.  For the three month period ended December 31, 2007 we had a net loss of $1,031,922 compared to a net loss of $1,249,935 for the same period in 2006.  Our net loss for the three month period ended December 31, 2007 decreased by $218,013 as compared with the same period in 2006, due primarily to the decrease in the research and development, and selling, general and administrative expenses for the three month period ended December 31, 2007.

Six Month Period Ended December 31, 2007 Compared to December 31, 2006

Net revenues.   Sales of our closed-cell polyurethane foam products accounted for all but $110,001 of our net revenues during the six month period ended December 31, 2007. The $110,001 was derived from fees received or accrued from third-party licensees for use of our technology. For the six month period ended December 31, 2007 we had $1,196,849 of net revenues compared to $1,232,328 for the same period for 2006.  Net revenues for the six month period ended December 31, 2007 decreased by $35,479, or 3%, as compared with 2006 due to a combination of decrease in licensee fees, and a decrease in the number of product units sold during the period, as discussed above in the Three Month Period analysis. During the six month period ended December 31, 2007 we had $12,157 and $6,453 of returns of our products and trade discounts, respectively, compared to $13,893 and $6,491, respectively, for the same period in 2006.

Cost of revenues.  For the six month period ended December 31, 2007 our total cost of revenues was $768,303, or 64% of net revenues, compared to $787,199, or 64% of net revenues for the same period in 2006.

Excluding $110,001 of licensee revenue with no associated cost of revenues, our cost of revenues as a percentage of net revenues maintained at 70% of net revenues for the six months ended December 31, 2007, as compared with the same period in 2006. The maintenance of our cost of revenues was a result of our efforts to control expenses and to take advantage of manufacturing efficiencies. We believe we currently have sufficient foam product manufacturing equipment and employees to accomplish a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

Gross Profit.  For the six month period ended December 31, 2007 we had $428,546 of gross profit compared to $445,129 for the same period in 2006.  Gross profit for the six month period ended December 31, 2007 decreased by $16,583, or 4%, over same period in 2006 due primarily to the decrease in net revenues and revenues related to third-party license fees.  Our gross profit margin decreased slightly to 35.8% in 2007 from 36.2% for the same period in 2006.  The slight decrease in our gross profit for the six month period ended December 31, 2007 as compared to the six month period ended December 31, 2006 was the result of a 6% decrease in net revenues derived from third-party license fees, combined with a decrease of 2% in foam product sales.  During the balance of the fiscal year ending June 30, 2008, we believe that we will be able to maintain our gross margin consistent with the six months ended December 31, 2007.

Selling, General, and Administrative Expenses.  For the six month period ended December 31, 2007 we had $2,038,383 of SG&A expenses, including the amortization of deferred compensation, compared to $2,145,768 for the same period in 2006. For the six month period ended December 31, 2007 our SG&A decreased by $107,385, or 5%, as compared with the same period in 2006, due primarily to decreases in travel, payroll and payroll taxes, advertising, and expenses related to stock options issued to employees, offset by increases in insurance, professional fees, office and facilities expenses. We anticipate that SG&A for the balance of the 2008 fiscal year will be consistent with the six months ended December 31, 2007.

Research and Development Expenses.  For the six month period ended December 31, 2007 we had $314,456 of research and development expenses compared to $456,477 for the same period in 2006.  Our research and development expenses for the six month period ended December 31, 2007, decreased by $142,021, or 31%, as compared with the same period in 2006 due primarily to a decrease in outside testing services during the period.  We expect research and development expenses to increase approximately 10% during the balance of the fiscal year ending June 30, 2008 as we identify and pursue research and development projects of additional applications for our polyurethane technology outside the tire industry.

Consulting Expenses.  For the six month period ended December 31, 2007, we had $175,105 in outside consulting expenses.  We had $136,112 in outside consulting expenses for the same period in 2006. During the balance of the fiscal year ending June 30, 2008 we expect consulting expenses to remain consistent after taking into account our consulting agreement with our former CEO, Richard Steinke. Mr. Steinke will provide technology consulting to the Company in exchange for an annual consulting fee of $250,000 with a potential cash performance bonus of up to 50% of his annual consulting fee based on our meeting or exceeding certain financial performance targets. In addition, Mr. Steinke was granted an option to acquire 100,000 shares of our common stock at $4.04 per share, with 50,000 options vesting on August 31, 2008 and 2009, respectively.

Depreciation and Amortization Expenses.  For the six month period ended December 31, 2007 we had $151,271 of depreciation and amortization expenses compared to $193,984 for the same period in 2006.  Our depreciation and amortization expenses for the six month period ended December 31, 2007 decreased by $42,713, or 22%, as compared to the same period in 2006 due primarily to no longer expensing fully depreciated assets, partially offset by the expense for newly acquired assets during the period.

Net Loss.  For the six month period ended December 31, 2007 we had a net loss of $2,121,856 compared to a net loss of $2,448,325 for the same period in 2006.  Our net loss for the six month period ended December 31, 2007 decreased by $326,469 as compared with the same period in 2006, due primarily to the decrease in the research and development, and selling, general and administrative expenses for the six month period ended December 31, 2007.

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

Cash Flows

The following table sets forth our consolidated cash flows for the six month periods ended December 31, 2007 and 2006.

	Six Months Ended December 31,
	2007	2006

Net cash used by operating activities	$(2,009,260)	$(1,933,602)
Net cash used in investing activities	(51,777)	(256,551)
Net cash provided by financing activities	-	9,187
Net (decrease) increase in cash and cash equivalents during period	$(2,061,037)	$(2,180,966)

Net Cash Used By Operating Activities.  Our primary sources of operating cash during the six month period ended December 31, 2007 was receipts from our customers.  Our primary uses of operating cash are payments made to our vendors and employees. Net cash used by operating activities was $2,009,260 for the six months ended December 31, 2007 compared to $1,933,602 for the same period in 2006.  The increase in cash used in operating activities is primarily due to increases in inventory and other prepaid assets for the six months ended December 31, 2007 compared to the same period in 2006.  Non-cash items include depreciation and amortization and stock based compensation.  Our net loss was $2,121,856 for the six months ended December 31, 2007 compared to a net loss of $2,448,325 for the same period in 2006.  Net loss for the six month period ended December 31, 2007 included non-cash expenses of $172,959 for stock-based compensation related to employee stock options and $151,271 for amortization and depreciation expenses, as well as $62,368 in common stock issued or accrued for services and $42,083 in stock options issued for services.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $51,777 for the six month period ended December 31, 2007 and $256,551 for the same period in 2006.  Our primary uses of investing cash for the six month period ended December 31, 2007 were $28,188 deposits on patents and trademarks and $24,333 for property and equipment.  Our primary use of investing cash for the six month period ended December 31, 2006 was $104,285 for patents and trademarks and $152,266 for property and equipment.

Net Cash Provided by Financing Activities.  During the six months ended December 31, 2007, we did not participate in any financing activities. During the six month period ended December 31, 2006, financing activities provided net cash of $9,187, received in connection with the issuance of common stock on the exercise of warrants.

Cash Position and Outstanding Indebtedness

Our total indebtedness at December 31, 2007 was $280,098 and our total cash and cash equivalents were $3,727,565, none of which is restricted.  Our total indebtedness at December 31, 2007 includes $179,582 in accounts payable, $100,516 in accrued expenses, primarily consisting of payroll and payroll taxes accrued expenses. We have no long-term liabilities.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at December 31, 2007.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$1,451,000	$295,200	$590,000	$565,800	$—

Total contractual cash obligations	$1,451,000	$295,200	$590,000	$565,800	$—

(1)  In November 2007, we negotiated an extension of the lease for our executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square-foot building, which includes approximately 5,500 square-feet of office space, situated on approximately 4.15 acres.  The extension term of the lease is 5 years expiring November 14, 2012.  The base rent is $24,600 per month subject to annual adjustments based on the consumer price index.

Future Capital Requirements

We believe that our cash on hand will be adequate to meet our current working capital, capital expenditure, and other cash requirements. However to fully implement our business plan, we believe we may need additional capital.  We may seek to raise additional capital through the issuance of debt or equity securities. Our ability to obtain financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain financing on favorable terms or at all.

 Although we believe that we will successfully implement our business plan, management cannot give any assurances that it will be able to do so or that we will ever operate profitably.  Our business plan assumes, among other things, that our selling, general and administrative expenses will continue at a rate similar to the rate we experienced for six month period ended December 31, 2007, that we will not experience a material decline in our product pricing, and that we will not experience a material increase in our customer bad debt.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which deals with the accounting for uncertainty in income taxes.  FIN 48 was effective for the fiscal year beginning January 1, 2007.  As a result of our history of operating losses, the effects of FIN 48, if any, will be solely on our income tax-related disclosures and, therefore, we do not expect that it will have a material impact on our financial position, results of operations or cash flows for the immediate future.

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations, an Amendment of SFAS 141, which provides additional guidance on business combinations including defining the acquirer, recognizing and measuring the identifiable assets acquired and the liabilities assumed, and any noncontrolling interest in the acquiree.  Also in December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, which amended ARB 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS Nos. 141(R) and 160 are scheduled to become effective for us for financial statements issued for fiscal year 2009.  We are currently evaluating the effects, if any, that these statements will have on our future financial position, results of operations and operating cash flows.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held in the Sunset Room at the Sunset Station Hotel and Casino, 1301 West Sunset Road, Henderson, Nevada 89014, on November 29, 2007, at 10:00 am, Pacific Time, to:

1. Elect seven directors to serve until the 2008 Annual Meeting of Stockholders;

2. Ratify the selection of HJ & Associates, LLC as the Company’s independent auditor for the Company’s fiscal year ending June 30, 2008;

The results of the voting were as follows:

1. Directors	For	Against	Withheld
Louis M. Haynie	16,568,154	189,302	369,539
Henry D. Moyle	16,914,278	189,302	23,415
Wesley G. Sprunk	16,919,995	189,302	17,698
Norman H. Tregenza	16,854,068	189,302	83,625
Steve M. Hanni	16,914,625	189,302	23,068
Kenneth C. Johnsen	14,640,702	1,580,302	905,991
Frank E. Dosal	16,915,688	189,302	22,005

2. Ratify HJ & Associates, LLC	16,780,716	201,388	144,890

A total of 17,126,995 shares were represented at the meeting in person or by proxy, or approximately 73% of the total 23,447,551 shares eligible to vote.

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

Dated: February 11, 2008

AMERITYRE CORPORATION

/S/GARY N. BENNINGER

Gary N. Benninger

Chief Executive Officer

/S/ANDERS A. SUAREZ

Anders A. Suarez

Chief Financial Officer and

Principal Accounting Officer