Form 10-Q
period 2008-03-31
AMERITYRE CORP
filed 2008-05-12
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(702) 294-2689

(Issuer’s telephone number)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer    ☐       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No☒

 The number of shares outstanding of Registrant’s Common Stock as of May 12, 2008: 23,418,423

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

Our unaudited balance sheet at March 31, 2008 and our audited balance sheet at June 30, 2007; the related unaudited statements of operations for the three and nine month periods ended March 31, 2008 and 2007; and the related unaudited statement of cash flows for the nine month periods ended March 31, 2008 and 2007, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

	Mar. 31, 2008	June 30, 2007
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,666,703	$5,788,602
Accounts receivable – net	469,865	349,125
Inventory	727,254	739,710
Prepaid expenses and other current assets	222,341	88,930
Deposit on equipment	175,159	68,653

Total Current Assets	4,261,322	7,035,020

PROPERTY AND EQUIPMENT

Leasehold Improvements	160,976	157,410
Molds and models	391,065	382,973
Equipment	2,858,431	2,834,615
Furniture and Fixtures	96,451	84,455
Software	280,337	280,337
Less – accumulated depreciation	(2,763,658)	(2,560,966)

Total Property and Equipment	1,023,602	1,178,824

OTHER ASSETS

Patents and trademarks – net	629,631	578,915
Deposits	39,918	36,000

Total Other Assets	669,549	614,915

TOTAL ASSETS	$5,954,473	$8,828,759

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	Mar. 31, 2008	June 30, 2007
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$178,106	$327,859
Accrued expenses	53,787	292,667

Total Current Liabilities	231,893	620,526

TOTAL LIABILITIES	231,893	620,526

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 shares authorized of $0.001 par value, 23,418,423 and 23,416,551 shares issued and outstanding, respectively	23,416	23,414
Additional paid-in capital	56,091,910	55,608,790
Accrued interest on notes receivable	(17,018)	(3,074)
Notes receivable	(399,329)	(600,000)
Deferred consulting and directors’ compensation	(53,330)	(25,000)
Retained deficit	(49,923,069)	(46,795,897)

Total Stockholders’ Equity	5,722,580	8,208,233

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,954,473	$8,828,759

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2008	2007

NET REVENUES
Products	$778,862	$648,717
Licenses	50,000	75,000

Total Net Revenues	828,862	723,717

COST OF REVENUES	563,529	457,269

GROSS PROFIT	265,333	266,448

EXPENSES
Consulting	101,510	150,162
Depreciation and amortization	69,482	92,772
Research and development	146,811	173,178
Selling, general and administrative	1,007,785	1,363,544

Total Expenses	1,325,588	1,779,656

LOSS FROM OPERATIONS	(1,060,255)	(1,513,208)

OTHER INCOME
Interest income	53,430	7,164
Miscellaneous income	1,509	953

Total Other Income	54,939	8,117

NET LOSS	$(1,005,316)	$(1,505,091)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	23,426,170	21,174,010

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Operations
(unaudited)

	For the Nine Months Ended March 31,
	2008	2007

NET REVENUES
Products	$1,865,711	$1,764,378
Licenses	160,000	191,667

Total Net Revenues	2,025,711	1,956,045

COST OF REVENUES	1,331,832	1,244,468

GROSS PROFIT	693,879	711,577

EXPENSES
Consulting	276,615	286,274
Depreciation and amortization	220,753	286,756
Research and development	461,267	629,655
Loss on impairment of assets	462	3,082
Selling, general and administrative	3,046,168	3,509,312

Total Expenses	4,005,265	4,715,079

LOSS FROM OPERATIONS	(3,311,386)	(4,003,502)

OTHER INCOME
Interest income	182,126	48,279
Miscellaneous income	2,088	1,807

Total Other Income	184,214	50,086

NET LOSS	$(3,127,172)	$(3,953,416)

BASIC AND DILUTED LOSS PER SHARE	$(0.13)	$(0.19)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	23,417,117	21,076,205

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(unaudited)
	For the Nine Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,127,172)	$(3,953,416)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	220,753	286,756
Bad debt recovery	(8,086)	-
Loss on impairment of assets	462	3,082
Common stock issued/accrued for services	130,595	-
Stock options for services	73,732	131,850
Stock-based compensation expense related to employee options	265,400	576,195
Stock redemption for note receivable	(29,873)	-
Amortization of expense prepaid w/ common stock	51,665	49,167
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(112,654)	(32,866)
(Increase) Decrease in prepaid expenses	(133,410)	71,904
(Increase) in other assets	(110,424)	(134,494)
Decrease (Increase) in inventory	12,456	(123 ,842)
(Decrease) Increase in accounts payable and accrued expenses	(238,632)	447,907
Net Cash Used by Operating Activities	(3,005,188)	(2,677,757)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(67,072)	(128,086)
Proceeds from the sale of property and equipment	744	-
Purchase of property and equipment	(50,383)	(156,637)
Net Cash Used by Investing Activities	(116,711)	(284,723)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscription	-	1,392,710
Proceeds from the sale of common stock	-	2,018,800
Stock offering costs	-	(185,296)
Proceeds from the exercise of warrants/stock options	-	9,188
Net Cash Provided by Financing Activities	-	3,235,402

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,121,899)	272,922

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,788,602	3,065,675

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,666,703	$3,338,597

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows (Continued)
(unaudited)
	For the Nine Months Ended March 31,
	2008	2007
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH OPERATING ACTIVITIES
Common stock issued for services rendered	$130,595	$131,850
Stock-based compensation expense related to employee options	$265,400	$576,195

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2008 and June 30, 2007

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although we believe the disclosures and information presented are adequate to make the information not misleading. These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2007 Annual Report on Form 10-K.  Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2008.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year 2006. Our financial statements as of and for the three and nine month periods ended March 31, 2008 and 2007 reflect the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the nine month periods ended March 31, 2008 and 2007 was $265,400 and $576,195, respectively, related to employee stock options issued during the respective periods.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for the three and nine month periods ended March 31, 2008 and 2007 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Nine Months Ended
	March 31, 2008	March 31, 2007
Loss (numerator)	$(3,127,172)	$(3,953,416)
Shares (denominator)	23,417,117	21,076,205
Per share amount	$(0.13)	$(0.19)

Our outstanding stock options have been excluded from the basic and fully diluted net loss per share calculation. We excluded 3,985,000 and 4,115,000 common stock equivalents for the nine month periods ended March 31, 2008 and 2007, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2008 and June 30, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $49,923,069 at March 31, 2008.  Although for the fiscal years ended June 30, 2005, 2006 and 2007, we have losses from operations and have used cash in our operating activities in excess of our revenues, we have had little, if any, debt and have consistently had a positive net tangible book value. In connection with the preparation of our financial statements we have analyzed our cash needs for fiscal 2008. Based on this analysis, we concluded that our available cash would be sufficient to meet our current working capital, capital expenditure and other cash requirements for fiscal 2008, and a substantial portion of fiscal 2009. However in the event of a cash shortfall we believe we would need additional capital.  At March 31, 2008, we had approximately $2.67 million available to finance our operations. In an effort to increase revenues, we have recently expanded our product lines and begun the sale of polyurethane foam tire fill and solid polyurethane elastomer tires. Although we believe that we will successfully implement our business plan to provide for additional revenues to offset operating costs, management cannot give any assurances that it will be able to do so or that we will ever operate profitably.  Our business plan assumes, among other things, that our revenues will increase from the sale of the new product lines, our material cost will remain constant or decrease, our expense from operations will continue at a rate similar to the rate we experienced for nine month period ended March 31, 2008, and that we will increase our product pricing.   Until such time as our net income exceeds our expense from operation, it is possible that we may need additional capital. If necessary, we may seek to raise additional capital through the issuance of debt or equity securities. Our ability to obtain financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain financing on favorable terms or at all.

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

There are no tax positions included in the balance at March 31, 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 3 - STOCK OPTIONS AND WARRANTS

General Option Information

During the nine month period ended March 31, 2008, we granted options to acquire an aggregate of 250,000 shares of our common stock to certain employees and consultants in connection with their employment (the “Employment Options”). The Employment Options granted during the nine month period ended March 31, 2008 vest annually over a period of one to two years based on the employee’s continued employment. The exercise price for the Employment Options granted during the period was $4.04 per share.  During the nine month period ended March 31, 2007, we did not grant any options. We use the Black-Scholes model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions, including volatility of our stock

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2008 and June 30, 2007

NOTE 3 - STOCK OPTIONS AND WARRANTS (Continued)

price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because we do not pay dividends, the dividend rate variable in the Black-Scholes model is zero. We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

	For the nine month period ended March 31, 2008	For the nine month period ended March 31, 2007
Risk free interest rate	4.64%	N/A
Expected life	5 years	N/A
Expected volatility	55%	N/A
Dividend yield	0%	N/A

A summary of the status of our outstanding stock options as of March 31, 2008 and June 30, 2007 and changes during the periods then ended is presented below:

	March 31, 2008		June 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	3,915,000	$6.81	4,190,000	$6.69
Granted	250,000	$4.04	55,000	$3.96
Expired/Cancelled	(180,000)	$6.51	(118,447)	$(6.16)
Exercised	-	$-	(211,553)	$(3.99)
Outstanding end of period	3,985,000	$6.65	3,915,000	$6.81
Exercisable	3,635,000	$6.85	3,715,000	$6.84

The following table summarizes the range of outstanding and exercisable options as of March 31, 2008:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at Mar. 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Mar. 31, 2008	Weighted Average Exercise Price
$3.55	25,000	1.79	$3.55	25,000	$3.55
$4.04	250,000	4.37	$4.04	0	$ -
$4.31	30,000	1.93	$4.31	30,000	$4.31
$5.36	150,000	2.25	$5.36	100,000	$5.36
$6.40	105,000	1.71	$6.40	105,000	$6.40
$6.60	425,000	2.25	$6.60	375,000	$6.60
$7.00	3,000,000	1.45	$7.00	3,000,000	$7.00
$3.55-$7.00	3,985,000	1.76	$6.65	3,635,000	$6.85

As of March 31, 2008, the unrecognized stock-based compensation related to stock options was approximately $440,232. This cost is expected to be expensed over a period of 1.25 years.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2008 and June 30, 2007

NOTE 3 - STOCK OPTIONS AND WARRANTS (Continued)

General Warrant Information

The following table summarizes outstanding warrants to purchase our common stock at March 31, 2008.

Number of Warrants Outstanding at March 31, 2008	Expiration Date	Exercise Price
102,825	1/31/2009	$5.00
103,825	1/31/2011	$5.50
510,720	3/11/2009 to 3/20/2009	$4.50
550,000	4/30/2009	$4.50
1,267,370

NOTE 4 - STOCK ISSUANCES

In January 2008 we approved the issuance of 20,000 shares of our restricted common stock to our chief chemical system formulator Juan Manuel Chacon a stock award for his services. The shares were valued at $44,600 or $2.23 per share.

NOTE 5 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists of chemicals, finished goods produced in our plant and products purchased for resale.

	March 31, 2008 (Unaudited)	June 30, 2007
Raw Materials	$236,613	$204,665
Work in Progress	$-	$-
Finished Goods	$490,641	$535,045
Total Inventory	$727,254	$739,710

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2008 and June 30, 2007

NOTE 6 – LICENSE FEES

The table below sets forth the contractual aggregate license revenue from manufacturing licenses granted by us to licensees during the nine month period ended March 31, 2008.

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

License fees recorded during the nine months ended March 31, 2008 include $150,001 in fees owed to us by our Chinese licensee that are currently in arrears. Our Chinese licensee has made quarterly installment payments aggregating $150,000 under a two year license agreement executed in August 2006.  The licensee is required to pay us a total of $400,000 under the license agreement. We anticipate that the license fees currently due and the balance of the quarterly installment payments will be paid in full by August 2008.

NOTE 7 – LEASE

In November 2007, we negotiated an extension of our current lease for the building and related real property located at 1501 Industrial Road, Boulder City, Nevada to provide for a five year term expiring November 14, 2012, with a base monthly rent of $24,600 subject to annual adjustments based on the consumer price index .

NOTE 8 – SUBSEQUENT EVENT

Effective April 2, 2008, we hired Michael Kapral as our Vice President of Marketing. In connection with Mr. Kapral’s employment, we have entered into an employment agreement that includes a base salary of $150,000 per year, with a potential cash performance bonus of up to 50% of his base salary based on the Company meeting or exceeding certain financial performance targets.  The agreement also includes an award of 75,000 options for the purchase of shares of our common stock exercisable at $2.02 for five years, with 25,000 of the options vesting on March 31, 2009, 25,000 options vesting on March 31, 2010 and 25,000 options vesting on March 31, 2011.  The term of the agreement is three years.

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

We are concentrating on five principal product areas: tire fill, low duty cycle tires, solid tires, composite tires and pneumatic tires. Effective April 2, 2008, we hired Michael Kapral as Vice President of Marketing. Mr. Kapral has an extensive 25 year career in the tire and tire products industry will oversee our marketing and sales efforts for the five principal product areas. Our most recent activities in these areas are set forth below:

Tire fill - In January 2008 we announced the formation of an internal sales group to specifically target suppliers and OEM (original equipment manufacturer) users of tire fill in the construction, industrial and mining applications. We showcased our Amerifill™ light weight fill material at two industry trade shows held in Las Vegas during February and March 2008 and expect to recognize the first significant revenues from this product during the fiscal quarter ending June 30, 2008. In addition, we have been working with a European marketing partner to commence sales of this product in Europe.

Low duty tires - In connection with our low duty cycle product area, in February 2008 we announced that Amigo Mobility, a leading manufacturer of mobility products, will be using our Flatfree(TM) polyurethane tires as original equipment on the Amigo Mobility SmartShopper.  We estimate that we will initially supply Amigo Mobility with approximately 25,000 tires per year.  In March 2008, we acquired the manufacturing assets of a well known manufacturer of polyurethane foam tires, Kik Technology, Inc. (“Kik”). The acquisition of the Kik manufacturing assets gives us the ability to produce a broader range of products for the low-duty cycle tire market. We anticipate this transaction will have positive impact on our future foam tire product revenues.

Solid tires – On May 1, 2008, we announced we have initiated commercial production of solid polyurethane elastomer tires.  We announced that we have been awarded the production business by Oxbo International Corporation to supply 15”x 13” solid polyurethane elastomer gage tires for use in farm implements employed in chopping or baling alfalfa or hay. We estimate the first year volume for the 50-lb. gage tire is estimated to be 1,200 units or approximately $200,000 in revenue.  The gage tire represents the first of several solid polyurethane elastomer tire products that we have been developing for the commercial markets. Other potential commercial applications for the solid polyurethane elastomer tires include forklift and aperture tires used in the construction and material handling industry. We have recently demonstrated the capability of making solid polyurethane elastomer forklift tires at the rate of one tire per minute, using our advanced production technology and hope to see these products go commercial in the near future.

Composite tires – There are multiple applications for use of our polyurethane elastomer material as treads for new or retread tire casings. The first commercial application for this technology is being initiated by Desert Research Technology (“DRT), to manufacture paddle-type sand tires.  DRT expects to commence commercial production of this product during the fiscal quarter ending June 30, 2008 and we will supply DRT with the chemical system necessary to produce the tires. In addition, our licensee, Qingdao Qizhou Rubber Company, Ltd.

(“Qingdao”), is nearing completion of a OTR retread facility outside Qingdao, China. Qingdao. Qingdao has represented to us that it expects to have its facility ready for initial production of prototype retread polyurethane OTR mining tires prior to the end of the fiscal quarter ending June 30, 2008.

Pneumatic tires – Our Arcus® run-flat tire design successfully completed all testing requirements under Federal Motor Vehicle Safety Standard (FMVSS) 139. Successful completion of FMVSS 139 testing on our Arcus® passenger car tire design has been a high priority. Since completing the testing, we have begun discussions with companies that have expressed an interest in licensing our technology, and we have begun to provide them with sample tires. While companies evaluate sample tires, we will focus on finishing the design and development of the manufacturing equipment required to produce the polyurethane road tire in commercial volumes. We are discussing the construction and installation of a pilot manufacturing facility capable of demonstrating this production capability with potential strategic partners.

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

There have been no significant changes during the three months ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

The following summary table presents a comparison of our results of operations for the three and nine month periods ended March 31, 2008 and 2007 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2008	2007	% Change	2008	2007	% Change
Net revenues (1)	$828,862	$723,717	15	$2,025,711	$1,956,045	4
Cost of revenues	$563,529	$457,269	23	$1,331,832	$1,244,468	7
Gross profit	$265,333	$266,448	(0)	$693,879	$711,577	(2)
Selling, general, and administrative expenses (2)	$1,007,785	$1,363,544	(26)	$3,046,168	$3,509,312	(13)
Consulting (3)	$101,510	$150,162	(32)	$276,615	$286,274	(3)
Research and development expenses	$146,811	$173,178	(15)	$461,267	$629,655	(27)
Depreciation and amortization expenses	$69,482	$92,772	(25)	$220,753	$286,756	(23)
Loss on sales and impairment of assets	$-	$-	0	$462	$3,082	(85)
Other Income	$54,939	$8,117	576	$184,214	$50,086	268
Net loss	$(1,005,316)	$(1,505,091)	(33)	$(3,127,172)	$(3,953,416)	(21)

(1) Includes $50,000 and $160,000, respectively, of license revenue in the three and nine months ended March 31, 2008 with no associated cost of revenues for the period. Includes $75,000 and $191,667, respectively, of license revenue in the three and nine months ended March 31, 2007 with no associated cost of revenues for the period.

(2) Includes deferred compensation for employee stock options of $92,441 and $241,504 in the three month periods ended March  31, 2008 and 2007, respectively, and deferred compensation for employee stock options of $265,400 and $576,195 in the nine month periods ended March 31, 2008 and 2007, respectively.

(3) Includes $73,732, representing the pro rata value of the stock option granted to Mr. Steinke during the nine months ended March 31, 2008 for services pursuant to a consulting agreement dated September 1, 2007.

Three Month Period Ended March 31, 2008 Compared to March 31, 2007

Net revenues.   Sales of our closed-cell polyurethane foam products accounted for all but $50,000 of our net revenues during the three month period ended March 31, 2008. The $50,000 was derived from fees  accrued from third-party licensees for use of our technology.  For the three month period ended March 31, 2008 we had $828,862 of net revenues compared to $723,717 for the same period for 2007.  Net revenues for the three month period ended March 31, 2008 increased by $105,145 or 15%, as compared with 2007 due to an increase in the number of product units sold, offset by a small decrease in license fees.   We anticipate that our sales over the balance of the fiscal year will increase consistent with the trends of our sales over the last several years.  During the three month period ended

March 31, 2008 we had $19,634 and $4,061 of returns of our products and trade discounts, respectively, compared to $15,611 and $3,198, respectively, for the same period in 2007.

Cost of revenues.  For the three month period ended March 31, 2008 our total cost of revenues was $563,529, or 68% of net revenues, compared to $457,269, or 63% of net revenues for the same period in 2007.  Excluding $50,000 of licensee revenue with no associated cost of revenues, our cost of revenues as a percentage of net revenues increased to 72% of net revenues for the three months ended March 31, 2008, as compared with 70% for the same period in 2007. The increase in our cost of revenues was a result of increasing cost of chemical raw materials and wheel components. We believe that our cost of revenues can improve if our sales efforts generate additional product orders so that we can take advantage of manufacture efficiencies. We believe we currently have sufficient foam product manufacturing equipment and employees to accomplish a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

Gross Profit.  For the three month period ended March 31, 2008 we had $265,333 of gross profit compared to $266,448 for the same period in 2007.  Gross profit for the three month period ended March 31, 2008 decreased by $1,115, or 0.4%, over the same period in 2007 due primarily to increase in the cost of revenues during the period, as discussed above.  As a result of the increased costs our gross profit margin decreased to 32% in 2008 from 37% for the same period in 2007. We intend to implement product pricing increases beginning in May 2008 to help cover our increased costs and improve our gross profit margin.

Selling, General, and Administrative Expenses.  For the three month period ended March 31, 2008 we had $1,007,785 of SG&A expenses, including the amortization of deferred compensation, compared to $1,363,544 for the same period in 2007.  For the three month period ended March 31, 2008 our SG&A decreased by $355,759, or 26%, as compared with the same period in 2007, due to decreased expenses related to payroll and payroll taxes, travel expenses, sales and marketing costs, and amortization of deferred compensation related to employee stock option grants. We amortized $92,441 of deferred compensation for the three month period ended March 31, 2008 compared to $241,504 for same period in 2007.  We anticipate that SG&A for the balance of the 2008 fiscal year will be consistent with the three months ended March 31, 2008.

Research and Development Expenses.  For the three month period ended March 31, 2008 we had $146,811 of research and development expenses compared to $173,178 for the same period in 2007.  Our research and development expenses for the three month period ended March 31, 2008, decreased by $26,367, or 15%, as compared with the same period in 2007 due primarily to a decrease in outside testing services and testing equipment.  We expect research and development expenses to increase 15% during the balance of the fiscal year ending June 30, 2008 as we identify and pursue research and development projects of additional applications for our polyurethane technology outside the tire industry.

Consulting Expenses.  For the three month period ended March 31, 2008 we had $101,510 in outside consulting expenses.  We had $150,162 in outside consulting expenses for the same period in 2007.  During the balance of the fiscal year ending June 30, 2008 we expect consulting expenses to remain consistent with the three month period ended March 31, 2008.

Depreciation and Amortization Expenses.  For the three month period ended March 31, 2008 we had $69,482 of depreciation and amortization expenses compared to $92,772 for the same period in 2007.  Our depreciation and amortization expenses for the three month period ended March 31, 2008 decreased by $23,190, or 25%, as compared to the same period in 2007 due primarily to reductions for fully depreciated assets, partially offset by the expense for newly acquired assets during the period.

Net Loss.  For the three month period ended March 31, 2008 we had a net loss of $1,005,316 compared to a net loss of $1,505,091 for the same period in 2007.  Our net loss for the three month period ended March 31, 2008 decreased by $499,775 as compared with the same period in 2007, due primarily to the decreases in our research and development expenses, payroll and payroll taxes, and selling, general and administrative expenses for the three month period ended March 31, 2008, combined with an approximate 14.5% increase in net revenues..

Nine Month Period Ended March 31, 2008 Compared to March 31, 2007

Net revenues.   Sales of our closed-cell polyurethane foam products accounted for all but $160,000 of our net revenues during the nine month period ended March 31, 2008. The $160,000 was derived from fees received or accrued from third-party licensees for use of our technology. For the nine month period ended March 31, 2008 we had $2,025,711 of net revenues compared to $1,956,045 for the same period in 2007.  Net revenues for the nine month period ended March 31, 2008 increased by $69,666, or 4%, as compared with 2007, due to  an increase in the number of product units sold during the period offset by a decrease in license fees, as discussed above in the Three Month Period analysis. During the nine month period ended March 31, 2008 we had $31,791 and $10,514 of returns of our products and trade discounts, respectively, compared to $29,503 and $9,689, respectively, for the same period in 2007.

Cost of revenues.  For the nine month period ended March 31, 2008 our total cost of revenues was $1,331,832, or 66% of net revenues, compared to $1,244,468, or 64% of net revenues for the same period in 2007.  Excluding $160,000 of licensee revenue with no associated cost of revenues, our total cost of revenues was 71% of net revenues for the nine months ended March 31, 2008, compared to 71% of net revenues for the same period in 2007. The maintenance of our cost of revenues was a result of our efforts to control expenses and to take advantage of manufacturing efficiencies. We believe we currently have sufficient foam product manufacturing equipment and employees to accomplish a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

Gross Profit.  For the nine month period ended March 31, 2008 we had $693,879 of gross profit compared to $711,577 for the same period in 2007.  Gross profit for the nine month period ended March 31, 2008 decreased by $17,698, or 2%, over same period in 2007 due primarily to an increase in the cost of revenues during the period.  Our gross profit margin decreased slightly to 34% in 2008 from 36% for the same period in 2007.  The slight decrease in our gross profit for the nine month period ended March 31, 2008 as compared to the nine month period ended March 31, 2007 was the result of a 17% decrease in net revenues derived from third-party license fees, combined with an increase of 6% in foam product sales.  During the balance of the fiscal year ending June 30, 2008, we believe that we will be able to maintain our gross margin consistent with the nine months ended March 31, 2008.

Selling, General, and Administrative Expenses.  For the nine month period ended March 31, 2008 we had $3,046,168 of SG&A expenses, including the amortization of deferred compensation, compared to $3,509,312 for the same period in 2007. For the nine month period ended March 31, 2008 our SG&A decreased by $463,144, or 13%, as compared with the same period in 2007, due primarily to decreases in travel, payroll and payroll taxes, advertising, and expenses related to stock options issued to employees, offset by increases in insurance, professional fees, office and facilities expenses. We anticipate that SG&A for the balance of the 2008 fiscal year will be consistent with the nine months ended March 31, 2008.

Research and Development Expenses.  For the nine month period ended March 31, 2008 we had $461,267 of research and development expenses compared to $629,655 for the same period in 2007.  Our research and development expenses for the nine month period ended March 31, 2008, decreased by $168,388, or 27%, as compared with the same period in 2007 due primarily to a decrease in outside testing services during the period.  We expect research and development expenses to increase approximately 10% during the balance of the fiscal year ending June 30, 2008 as we identify and pursue research and development projects of additional applications for our polyurethane technology outside the tire industry.

Consulting Expenses.  For the nine month period ended March 31, 2008, we had $276,615 in outside consulting expenses.  We had $286,274 in outside consulting expenses for the same period in 2007. During the balance of the fiscal year ending June 30, 2008 we expect consulting expenses to remain proportionately consistent

Depreciation and Amortization Expenses.  For the nine month period ended March 31, 2008 we had $220,753 of depreciation and amortization expenses compared to $286,756 for the same period in 2007.  Our depreciation and amortization expenses for the nine month period ended March 31, 2008 decreased by $66,003, or 23%, as compared to the same period in 2007 due primarily to certain assets having been fully depreciated, partially offset by the expense for newly acquired assets during the period.

Net Loss.  For the nine month period ended March 31, 2008 we had a net loss of $3,127,172 compared to a net loss of $3,953,416 for the same period in 2007.  Our net loss for the nine month period ended March 31, 2008 decreased by $826,244 as compared with the same period in 2007 due primarily to the decrease in the research and development, and selling, general and administrative expenses for the nine month period ended March 31, 2008.

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

Cash Flows

The following table sets forth our consolidated cash flows for the nine month periods ended March 31, 2008 and 2007.

	Nine Months Ended March 31,
	2008	2007

Net cash used by operating activities	$(3,005,188)	$(2,677,757)
Net cash used in investing activities	(116,711)	(284,723)
Net cash provided by financing activities		3,235,402
Net (decrease) increase in cash and cash equivalents during period	$(3,121,899)	$272,922

Net Cash Used By Operating Activities.  Our primary sources of operating cash during the nine month period ended March 31, 2008 was receipts from our customers and proceeds from an equity financing completed during fiscal 2007.  Our primary uses of operating cash are payments made to our vendors and employees. Net cash used by operating activities was $3,005,188 for the nine months ended March 31, 2008 compared to $2,677,757 for the same period in 2007.  The increase in cash used in operating activities is primarily due to increases in accounts receivable, prepaid assets and other assets expenses, supplemented by a decrease in accounts payable and other liabilities for the nine months ended March 31, 2008 compared to the same period in 2007.  Non-cash items include depreciation and amortization and stock based compensation.  Our net loss was $3,127,172 for the nine months ended March 31, 2008 compared to a net loss of $3,953,416 for the same period in 2007.  Net loss for the nine month period ended March 31, 2008 included non-cash expenses of $265,400 for stock-based compensation related to employee stock options and $220,753 for amortization and depreciation expenses, as well as $130,595 in common stock issued or accrued for services and $73,732 in stock options issued for services.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $116,711 for the nine month period ended March 31, 2008 and $284,723 for the same period in 2007.  Our primary uses of investing cash for the nine month period ended March 31, 2008 were $67,072 deposits on patents and trademarks and $50,383 for property and equipment.  Our primary uses of investing cash for the nine month period ended March 31, 2007 were $128,086 deposits on patents and trademarks and $156,637 for property and equipment.

Net Cash Provided by Financing Activities.  During the nine months ended March 31, 2008, we did not participate in any financing activities. During the nine month period ended March 31, 2007, financing activities provided net cash of $3,235,402, received in connection with the issuance of common stock on the exercise of warrants.

Cash Position and Outstanding Indebtedness

Our total indebtedness at March 31, 2008 was $231,893 and our total cash and cash equivalents were $2,666,703, none of which is restricted.  Our total indebtedness at March 31, 2008 includes $178,106 in accounts payable and $53,787 in accrued expenses, primarily consisting of payroll and payroll taxes accrued. We have no long-term liabilities.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at March 31, 2008.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$1,377,200	$295,200	$590,000	$492,000	$—

Total contractual cash obligations	$1,377,200	$295,200	$590,000	$492,000	$—

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

Future Capital Requirements

 At March 31, 2008, we had approximately $2.67 million available to finance our operations. In an effort to increase revenues, we have recently expanded our product lines and begun the sale polyurethane foam tire fill and solid polyurethane elastomer tires. In December 2007, we offered aggressive sales projections based on our assessment of our planned sales initiatives. We believe the increased revenues reported for the current fiscal quarter are only beginning to reflect our progress toward our sales projections, which we anticipate will become more apparent by the end of our fiscal year ending June 30, 2008.

Although we believe that we will successfully implement our business plan to provide for additional revenues to offset operating costs, management cannot give any assurances that it will be able to do so or that we will ever operate profitably.  Our business plan assumes, among other things, that our revenues will increase from the sale of the new product lines, our material cost will remain constant or decrease, our expense from operations will continue at a rate similar to the rate we experienced for nine month period ended March 31, 2008, and that we will increase our product pricing.   Until such time as our net income exceeds our expense from operation, it is possible that we may need additional capital. If necessary, we may seek to raise additional capital through the issuance of debt or equity securities. Our ability to obtain financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. If we do seek additional capital, we cannot assure you that we will be able to obtain financing on favorable terms or at all.

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

In September 2006, Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements  (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 effective January 1, 2008. SFAS 157 does not have a material impact on our results of operations, financial position, or cash flows.

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

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the potential impact of the adoption of SFAS No. 161 on its disclosures in the Company's financial statements.

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

Dated: May 9, 2008

AMERITYRE CORPORATION

/S/GARY N. BENNINGER

Gary N. Benninger

Chief Executive Officer

/S/ANDERS A. SUAREZ

Anders A. Suarez

Chief Financial Officer and

Principal Accounting Officer