Form 10-K
period 2008-06-30
AMERITYRE CORP
filed 2008-09-15
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
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

On September 10, 2008, 23,454,595 shares of common stock of the Registrant were outstanding, and the market value of common stock held by non-affiliates was $27,487,690 (based upon the closing price of $1.29 per share of common stock as quoted on the NASDAQ Capital Market).

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement, which will be issued in connection with the 2008 Annual Meeting of Shareholders of Amerityre Corporation, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

AMERITYRE CORPORATION

2008 ANNUAL REPORT ON FORM 10-K

iii

AMERITYRE CORPORATION

2008 ANNUAL REPORT ON FORM 10-K

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

This report may include information with respect to market share, industry conditions and forecasts that we obtained from internal industry research, publicly available information (including industry publications and surveys), and surveys and market research provided by consultants. The publicly available information and the reports, forecasts and other research provided by consultants generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources, nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, our internal research and forecasts are based upon our management's understanding of industry conditions, and such information has not been verified by any independent sources.

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

We intend to expand our intellectual property portfolio through our own research and development as well as co-development efforts with industry leaders. We have had numerous patents granted and we have additional patent applications pending relating to our technology. By expanding our intellectual property, we believe that we will strengthen our competitive position and continue to be an innovator in the development of polyurethane technologies.

Products

Our polyurethane material technology is based on two key proprietary formulations; closed-cell polyurethane foam, which is a lightweight material with high load-bearing capabilities for light-use applications; and Elastothane®, a high performance polyurethane elastomer with high load-bearing capabilities suitable for heavy-use applications. The sale of closed-cell polyurethane foam tires accounts for approximately 93% of our total revenues at this time. However, we believe that the technology to formulate polyurethane for specialty applications and produce tires and tire-related products using our proprietary formulations is significant to our potential future growth.  Our business model provides for a diversified revenue stream, and we intend to generate additional revenue through license agreements relating to the use of our patented manufacturing methods and commercialization of the products produced with our technology.

Low Duty Closed-Cell Polyurethane Foam Tires

We currently manufacture several lines of closed-cell polyurethane foam tires for bicycles, wheelchairs, lawn and garden products, such as wheelbarrows and hand trucks, and outdoor power equipment products.  Our closed-cell polyurethane foam products are often referred to as flat-free because they have no inner tube, do not require inflation and will not go flat even if punctured. Our closed-cell polyurethane foam tires are mounted on the wheel rim in much the same way as a pneumatic tire.  Our closed-cell polyurethane foam products are virtually maintenance free, eliminating the need to make tedious puncture repairs and offering superior wear compared to rubber based tires.  In March 2008, we acquired molds and models from a well known manufacturer of polyurethane foam tires, Kik Technology, Inc. (“Kik”). The acquisition of the Kik manufacturing assets gives us the ability to produce a broader range of products for the low-duty cycle tire market.

Although we currently have the capacity to produce up to 2,000,000 closed-cell foam tires per year at our Boulder City, Nevada facility, Long-term, we intend to expand commercialization of our closed-cell foam tire products through strategic relationships with off-shore licensees who will manufacture the closed-cell foam tires for use on original equipment products.

Amerifill™ Tire Fill Material

In May 2004, we began the sale of high-quality polyurethane foam for use in the commercial tire fill market.  The tire fill material is marketed under the name Amerifill®. Amerifill® is based on Amerityre’s proven, premier “flat-free” closed-cell polyurethane foam technology. Tire fill materials are used in many tire applications, including construction, industrial and mining applications, to “flat-proof” and extend the life of rubber tires. Amerifill® is based on MDI polyurethane chemical formulations, which have been shown to be very stable and environmentally safe.  Most tire fill materials available today are petroleum-based compounds that have been shown to reduce the useful life of the tire and to pose environmental hazards. We have shown that Amerifill® performs better under load, runs cooler and is more durable than current comparable materials.  We have evaluated Amerifill® in the field and in side-by-side comparison testing conducted by independent test laboratories.  These evaluations and tests demonstrate that in many applications both the fill weight and cost can be significantly reduced by switching to Amerifill®.

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

Polyurethane Elastomer Passenger Car Tire and the Arcus® Run-Flat Tire

 In 2001, we developed polyurethane elastomer pneumatic passenger car tires that we were able to drive for over 500 miles without air pressure and with several holes in the sidewalls.  These tires did not contain traditional tire reinforcement materials, such as beads, belts and plies.  We then developed Arcus®, a patented system for integrating these reinforcement materials in our Elastothane® tires.  The Arcus® Run-Flat Tire is designed to operate at normal air pressure, yet continue to perform normally for up to 200 miles without air.

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

In November 2007, we successfully completed the final components of FMVSS 139 (the U.S. safety standard) testing on our Arcus® run-flat tire design.  Components of the testing include bead unseating, tire strength and the strenuous high speed component, as well as an endurance component. We continue to manufacture prototype passenger car tires to evaluate the properties of the tires in the laboratory and on vehicles. We have also provided prototype tires to other tire or automotive manufacturers for performance evaluation, which may include uniform tire quality grading or other performance testing and/or testing to non-U.S. safety standards. In addition, we have been working to finalize the elements of the manufacturing process that is intended to achieve a production rate of one tire per minute.

Polyurethane Elastomer Non-Pneumatic or “Solid” Tires

We have completed the developmental phase of a non-pneumatic zero-pressure temporary/spare tire using Elastothane®.  This solid Elastothane® tire was developed for potential use as a temporary/spare tire for passenger vehicles.  These tires do not contain air and do not require inflation. However, in its current state of development, the non-pneumatic temporary spare tire costs and weighs more than a conventional pneumatic temporary tire. Therefore, we are developing additional prototype non-pneumatic tires for other applications such as fork lifts, skid steers and luggage carts that currently use solid rubber tires and where the weight and cost of the solid polyurethane tire are significantly more competitive.  We’ve been able to demonstrate the capability of manufacturing MDI polyurethane forklift tires at the rate of one tire per minute. Based on our manufacturing model, we believe that MDI polyurethane forklift tires can be manufactured and sold at prices competitive with rubber forklift tires.

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

In September 2006, we entered into a manufacturing license agreement with Qingdao Qizhou Rubber Company, LTD. (“Qingdao”), a Chinese company, to manufacture retreads using our polyurethane elastomer compound for large size OTR tires used in mining operations.  In connection with the manufacturing license agreement we agreed to supply Qingdao with a 2,500 lb per minute polyurethane pouring machine. We commissioned a third-party equipment supplier in the United Kingdom to fabricate the machine. The machine has now been tested and delivered to Qingdao’s newly constructed OTR retread manufacturing facility in Shandong Province, China.

Due to a slow-down in its tire exports and a reduction in working capital to complete the fabrication of the large size OTR tire tread tooling, Qingdao has reported to us that they will not be able to meet the original projected time frame for commencing production of OTR tire retreads (i.e., September 2008). Although Qingdao has provided us with assurances that it has obtained sufficient financing to complete the tooling and commence production, we can not estimate the extent of the delay at this time. Once Qingdao’s OTR tire retread facility is operational, Qingdao will purchase the polyurethane elastomer chemical systems necessary to produce the OTR tire retreads directly from us.

In anticipation of Qingdao commencing production of OTR tire retreads, we entered into an agreement with Phelps Dodge Mining Company to evaluate large size OTR tire retreads. We established a program with Qingdao to produce several test polyurethane elastomer retreads for OTR tires with casings supplied by Phelps Dodge. However, Chinese law restricts the import of used tires to China. As a result, Qingdao will be required to source OTR tire casings in China. Our ability to provide Phelps Dodge with OTR retreads is contingent on Qingdao sourcing OTR tire casings in China and commencing production at the OTR retread facility.

Polyurethane Foam Fire Retardant Material

We have recently formulated and tested flame retardant polyurethane foam for use as packaging material. The flame retardant material has performed well in flammability testing and exceeded the requirements of the UL 94-HB (Horizontal Burn) test. We are currently evaluating commercial applications for this product.

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

In addition to the chemical raw materials, we purchase steel and plastic wheel components for use in tire and wheel assemblies.  We purchase these components from multiple third-party suppliers.  In fiscal 2007 and 2008 we experienced price increases for steel wheel components but no supply delays or shortages.  However, we anticipate that we may experience an increase in steel wheel components at such time as the Chinese government cancels any export rebates it may be currently providing Chinese wheel manufactures. We believe that we can continue to purchase wheel components from multiple sources without any difficulty.

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

Information Systems

We use commercial computer aided design, or CAD, software in connection with engineering and designing our products.  This software allows us to integrate our proprietary manufacturing and production data with our design technology, enabling our engineering department to leverage our previous manufacturing and test results to predict the performance characteristics of new product designs.  For general business purposes, we use commercially available software for financial, distribution, manufacturing, customer relationships and payroll management.

Sales, Marketing and Distribution

Historically, we have been primarily a technology company in the development stage, manufacturing a limited number of products for the purpose of validating our polyurethane materials and manufacturing technology.  We now have an extensive line of closed-cell polyurethane foam tire products for various product segments and have recently introduced our Amerfill® tire fill material.  Our four full-time sales representatives are actively targeting customers that utilize tires in significant volume through telephone and in person meetings.  Our sales representatives are also working to establish broader distribution for our products in the aftermarket by contacting major regional distributors, retail cooperatives and chains that distribute and otherwise sell our products.

In January 2008 we announced the formation of an internal sales group to specifically target suppliers and OEM (original equipment manufacturer) users of tire fill in the construction, industrial and mining applications. We showcased our Amerifill® light weight fill material at two industry trade shows held in Las Vegas during February and March 2008.

In April 2008, we hired Michael Kapral as Vice President of Marketing. Mr. Kapral has an extensive 25 year career in the tire and tire products industry and will oversee our marketing and sales efforts. In addition, we continue looking for international marketing partners for overseas sales of this product. Our polyurethane car tire technology is currently marketed by our principal executive officers through direct contact with representatives at international and domestic automobile and tire industry manufacturers as well as end-users.  This sales strategy is enhanced by introductions provided by members of our Board of Directors.  If successful, the meetings will be followed by the development of a product designed for the potential end-users and a subsequent period of evaluation and testing.  Eventually, we intend to shift the responsibility of marketing this technology from our principal executive officers to full time sales and marketing personnel once we determine that our technology has been commercially established.

Customers

We have one customer, Central Purchasing, which accounted for approximately 20%, 20%, and 23% of total sales during the fiscal years ended June 30, 2008, 2007 and 2006, respectively. We don't believe that the loss of this customer would have a material adverse effect on our business.  In general, our customers include OEMs of lawn and garden products, and outdoor power equipment, regional distributors, retail cooperatives and chains that sell lawn and garden products, bicycle tires and hand truck tires to the aftermarket.

Competition

There are several companies that produce not-for-highway-use or light-use tires from polyurethane foam such as Green Tire, UK, Alshin Tire, USA, USA, Woo Tire, China and Krypton-India, India.  We believe our closed-cell polyurethane foam tires differ from the polyurethane foam tires offered by the above competitors because our products contain millions of closed-cell versus open-cell air bubbles.  By closing the cells, our products have higher load bearing characteristics than tire products with open-cell polyurethane foam, while effectively producing a ride quality comparable to a pneumatic tire.

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

There are several companies that produce pneumatic tire fill material, such as Carpenter, Pathway Polymers and Arnco. These companies are larger than us and have established distribution networks for their products. We believe that most tire fill materials available today are petroleum-based compounds that have been shown to reduce the useful life of the tire and to pose environmental hazards.  Governments in both Europe and the United States have either passed or are considering legislation that will eventually outlaw the use or disposal of these hazardous fill materials. Our Amerifill® tire fill material is based on MDI polyurethane chemical formulations, which have been shown to be very stable and environmentally safe. We have shown that Amerifill® performs better under load, runs cooler and is more durable than current comparable materials.

We have evaluated Amerifill® in the field and in side-by-side comparison testing conducted by independent test laboratories.  We believe these tests have demonstrated that our light weight foam Amerifill® material is cost-competitive and suitable for approximately 75% of the market.  While our elastomer Amerifill® material is not price competitive with oil based fill products, it has significant environmental benefits compared with those products.

We know of no other companies that have the technology necessary to formulate and produce polyurethane elastomer compounds suitable for either highway or OTR tire use.  To our knowledge, no other company has produced polyurethane pneumatic and/or non-pneumatic passenger car tires that comply with FMVSS for those tires.  However, there are several domestic and international companies that produce rubber tires for highway or OTR use, most of which are larger and have greater financial resources than we do.  Significant competitors in the highway tire market include Goodyear, Bridgestone/Firestone and Michelin.  Significant competitors in the OTR tire market include Bridgestone/Firestone and Michelin.

Intellectual Property Rights

We seek to obtain patent protection for, or to maintain as trade secrets, those inventions that we consider important to the development of our business.  We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and branding.  We control access to our proprietary technology and enter into confidentiality agreements with our employees and other third parties.  We own seven issued U.S. patents and have several additional pending U.S. and foreign patent applications.  We use various trademarks in association with marketing our products, including the names Arcus®, Amerityre®, Atmospheric®, Elastothane®, Amerifill®, Kik™ and Tire Technology for the 21st Century®

Trade Secrets

Our polyurethane material technology is based on two key proprietary formulations, a closed-cell polyurethane foam, which is a lightweight material with high load-bearing capabilities for light-use applications, and a polyurethane elastomer, which is a high performing material with high load-bearing capabilities for heavy-use applications.

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

Patents

Set forth in the schedule below are patents that have been issued or for which a patent application is pending with respect to our technology.

Description of Patent	U.S. Patent App/Serial No.	Issued Date or Date Filed	Brief Description/Purpose
Spin Casting Apparatus for Manufacturing an Item From Polyurethane Foam	5,906,836	5/25/1999	Broader application to products other than tires for centrifugal method of manufacturing

Method for Making Tires and the Like	6,165,397	12/26/2000	Applies to pouring the material at the inside diameter (where the tire starts) during the manufacturing process

Non-Pneumatic Tire and Rim Combination	6,431,235	8/13/2002	Applies to how the polyurethane foam tires mechanically locks to the wheel/rim without tire beads

Run-Flat Tire with Elastomeric Inner Support	6,679,306	1/20/2004	Applies to a polyurethane insert within a tire to create a “run-flat” system

Elastomeric Tire with Arch Shaped Shoulders	6,971,426	12/06/2005	Applies the design of the Arcus® run-flat tire (the first polyurethane elastomer tire to run with or without air)

Tire Core Package for Use in Manufacturing a Tire with Belts, Plies and Beads and Process of Tire Manufacture	6,974,519	12/13/2005	Applies to how we put the plies, beads and belts on a mandrel or bladder to be placed inside a mold for manufacturing a tire

Method and Apparatus for Forming a Core of Plies, Belts and Beads and for positioning the core in a mold for forming an Elastomeric tire	7,094,303	8/2/2004	Applies to improvements on how we put the plies, beads and belts on a mandrel or bladder to be placed inside a mold for manufacturing a tire

Method and Apparatus for Vacuum Forming an Elastomeric Tire	7,399,972	9/4/2004

Applies to polyurethane tires and the method we employ to evacuate air from the mold while moving material through the mold utilizing a vacuum process to eliminate air pockets within the matrix of the material

Method and Apparatus for Vacuum Forming a Wheel from a Urethane Material	7,377,596	4/29/2005

Applies to the method we employ to coat a light gauge steel or aluminum wheel by evacuating air from the mold while moving material through the mold utilizing a vacuum process to eliminate pockets of air within the matrix of the material. The resulting product becomes a “Composite” wheel.

Plies Sleeve for use in Forming an Elastomeric Tire	Allowed	1/10/2006	Applies to the how the tire beads and tire plies are assembled prior to putting them on a mandrel or a core/bladder

Run-Flat Tire Insert System	7,398,809	6/27/05	Applies to how to utilize an insert on a wheel within a corresponding pneumatic tire

Air-No-Air Elastomeric Tire	Pending	8/12/05	Applies to a pneumatic tire that can run with our without air

Airless Spare Tire	Pending	11/25/05	Applies to a non-pneumatic tire

Belt For Use in Forming a Core for Manufacturing an Elastomeric Tire	Pending	4/3/07	Applies to the belt package used in a pneumatic tire

Apparatus for Vacuum Forming a Tire, Wheel or Other Item from an Elastomeric Material	Pending	5/22/06	Applies to an improvement in the vacuum forming equipment used to manufacture a tire and other items

Bead alignment clip and system for its use for locating and maintaining a tire bead positioning onto a core build mandrel in forming a core for manufacturing an elastomeric tire	Pending	3/9/2007	Applies to the manufacturing of a pneumatic tire that requires a tire bead for internal reinforcement
Improved alignment system for positioning tire beads onto a tire core sidewall	Pending	9/17/2007	Applies to placement of tire beads inside tire mold

Trademarks

Set forth in the schedule below are the United States trademarks that have been registered or for which a trademark application has been filed.

Trademarks	Registration/Serial #	Issued/Filed
Amerityre®	2,401,989	11/7/2000
Logo®	3,118,909	7/25/2006
Tire Technology for the 21st Century®	3,190,582	6/20/2005
Arcus®	2,908,077	12/7/2004
Atmospheric®	3,089,313	5/9/2006
Elastothane®	3,139,489	9/9/2003
Amerifill®	3,440,176	9/5/06
Flexfill™	Pending	9/21/07
Kik™	Pending	9/11/08

We also own certain trademark applications and/or trademark registrations relating to the Arcus trademark in several foreign jurisdictions.

Employees

As of August 31, 2008 we had 22 full-time employees, including 16 salaried and 6 hourly employees.  We may hire temporary labor for manufacturing needs as required.  We believe that we will be able to hire a sufficient quantity of qualified laborers in the local area to meet our employment needs.  Our manufacturing process does not require special training, other than orientation to our production techniques and specific equipment.  None of our employees is represented by a labor union or a collective bargaining agreement.  We consider our relations with our employees to be good.

Research and Development

Our research and development activities are focused primarily on the continued development of our passenger car tire technology and the use of our proprietary chemical systems (i.e. Amerifill™ and Elastothane®) for use in multiple applications as discussed above. We continue to fine tune tire products for various markets (i.e. solid-fork lift tires and cost-efficient manufacturing processes). We have also developed non-tire related applications (i.e., polyurethane foam fire retardant material) and, provided we have sufficient funding, we will continue to devote a portion of our research and development efforts outside of the tire industry.  Our research and development expenses have totaled $572,097, $834,647 and $790,877 for fiscal 2008, 2007 and 2006, respectively.

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

We may experience delays in resolving unexpected technical issues experienced in completing development of new technology that will increase development costs and postpone anticipated sales and revenues.

As we develop and improve our products, we frequently must solve chemical, manufacturing and/or equipment-related issues.  Some of these issues are ones that we cannot anticipate because the products we are developing are new. If we must revise existing manufacturing processes or order specialized equipment to address a particular issue, we may not meet our projected timetable for bringing products to market.  Such delays may interfere with existing manufacturing schedules, negatively affect revenues and increase our cost of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of June 30, 2008, we did not have any unresolved comments with the staff of the Securities and Exchange Commission.

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

ITEM 3. LEGAL PROCEEDINGS

As of June 30, 2008, we were not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended June 30, 2008.

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

Fiscal year ended June 30,	High	Low

2008
Fourth Quarter	$2.27	$1.25
Third Quarter	$2.85	$1.02
Second Quarter	$3.65	$1.40
First Quarter	$4.60	$3.37

2007
Fourth Quarter	$5.04	$3.98
Third Quarter	$5.05	$2.90
Second Quarter	$5.90	$3.81
First Quarter	$8.00	$5.65

2006
Fourth Quarter	$9.22	$6.85
Third Quarter	$7.50	$4.51
Second Quarter	$6.50	$4.15
First Quarter	$7.45	$5.25

The closing price of our common stock on the NASDAQ Capital Market on September 10, 2008 was $1.29 per share.  As of September 10, 2008, there were approximately 500 holders of record of our common stock and  23,454,595 shares of common stock outstanding based on information provided by our transfer agent, Interwest Transfer Company, 1981 E. Murray-Holladay Road, Holladay, Utah  84117.

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

Performance Graph

The following Performance Graph and related information compares the cumulative five-year total return to stockholders on our common stock relative to the cumulative total returns of the Russell MicroCap index and the NASDAQ Composite index.  An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on July 1, 2003 and its relative performance is tracked through June 30, 2008.

The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our common stock.  Information used in the graph was obtained from public financial quotation services believed to be reliable, but we are not responsible for any errors or omissions in such information.  The following graph and related information shall not be deemed “soliciting materials” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing

	June 30,
	2003	2004	2005	2006	2007	2008
Amerityre Corporation	$100	$226.14	$161.59	$179.77	$99.55	$30.45
Russell MicroCap Index	$100	$138.49	$144.29	$164.89	$188.32	$140.36
NASDAQ Composite Index	$100	$124.86	$125.41	$132.43	$158.72	$139.80

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.  The selected balance sheet data as of June 30, 2007 and 2008 and the selected statements of operations data for each of the three years ended June 30, 2006, 2007 and 2008 have been derived from our audited financial statements, which are included elsewhere in this report.  The selected balance sheet data at  June 30, 2004, 2005 and 2006 and selected statements of operations data for the years ended June 30, 2004 and 2005 have been derived from our audited financial statements not included in this report.   Historical results are not necessarily indicative of the results to be expected in the future.

	For the Years Ended June 30,
	2004	2005	2006	2007	2008
	(in thousands, except share and per share data)
Statements of Operations Data:
Net Revenues	$1,419	$1,681	$2,026	$3,427	$2,890
Cost of Revenues	1,114	1,233	1,546	2,383	1,920

Gross profit	305	448	480	1,044	970

Expenses:
Consulting (1)	371	77	99	286	393
Advisory Group expense(2)	–	6,134	--	--	--
Depreciation and amortization	296	386	385	379	294
Research and development	572	881	791	835	572
Selling, general and administrative (3)	3,807	3,093	4,629	4,660	4,142

Total expenses	5,046	10,571	5,904	6,160	5,402

Loss from operations	(4,741)	(10,123)	(5,424)	(5,116)	(4,432)
Other income	20	50	100	109	209

Net loss	$(4,721)	$(10,073)	$(5,324)	$(5,008)	$(4,223)

Basic net loss per share	$(0.26)	$(0.53)	$(0.26)	$(0.23)	$(0.18)
Weighted average number of shares outstanding	17,846,910	18,931,779	20,350,981	21,520,394	23,418,907

	At June 30,
	2004	2005	2006	2007	2008
	(in thousands)
Condensed Balance Sheet Data:
Cash and cash equivalents	$1,591	$2,122	$3,066	$5,789	$1,701
Total current assets	$2,415	$3,081	$4,289	$7,028	$3,303
Total assets	$4,061	$4,627	$6,140	$8,829	$5,154
Total liabilities (4)	$59	$85	$357	$621	$333
Total stockholders’ equity	$4,002	$4,542	$5,784	$8,208	$4,821

(1)Fiscal year ended June 30, 2008 includes deferred compensation expense for services of $110,144, in accordance with SFAS 123 (R).

(2)  During the period ended September 30, 2004, we issued options to acquire an aggregate of 3,000,000 shares of our common stock to certain non-employees in connection with an advisory agreement.  We recognized a total of $6,134,000 in expense associated with the issuance of these options and deferred $1,000,000 as stock offering costs.  In February 2006, we closed a private placement of our securities and charged the $1,000,000 of deferred stock offering costs against the gross proceeds of the offering.  We estimated the fair value of the stock options at the grant date by using the Black-Scholes option pricing model.

 (3)  Fiscal years ended June 30, 2006, 2007, and 2008 include deferred compensation expense for employee stock options of $664,171, $783,503, and $370,027 respectively, in accordance with SFAS 123(R).

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

Overview and Recent Developments

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

Our aggregate revenues for the year ended June 30, 2008, June 30, 2007 and June 30, 2006 were $2.89 million, $3.43 million and $2.03 million, respectively, and our aggregate cost of revenues during those same periods were $1.92 million, $2.38 million and $1.55 million, respectively.  For the year ended June 30, 2008, June 30, 2007 and June 30, 2006, we had net losses of approximately $4.22 million, $5 million and $5.32 million, respectively. We expect to incur significant additional expenses as we expand our business due to increased selling, general and administrative expenditures related to the commercialization of our proprietary polyurethane Elastothane® or Amerifill™ products. We expect the increase in revenues from the expanded commercialization activities should reduce net loss in the near term and move us closer to profitability.

While the sale of polyurethane foam tires to original equipment manufacturers, distributors and retail stores continues to account for most of our revenue at this time, Elastothane® and Amerifill® are significant to our potential future growth. We are concentrating on five principal product areas: tire fill, low duty cycle tires, solid tires, composite tires and pneumatic tires. Our most recent activities in these areas are set forth below:

Tire fill – Through research and testing, we have found that our Amerifill® material is not compatible with most tire fill equipment in use today; therefore our customers must also acquire the necessary tire fill equipment to use our materials. In order to penetrate this market we are supplying our customers with tire fill equipment at our cost. Profits from this initiative will be derived from the sale of Amerifill® to our customers. Since launching this program in the spring of 2008, we have supplied a number of fill machines and have now begun to supply the Amerifill® material.

Low duty tires - In March 2008, we acquired the manufacturing assets of a well known manufacturer of polyurethane foam tires, Kik Technology, Inc. (“Kik”). The acquisition of the Kik manufacturing assets gives us the ability to produce a broader range of products for the low-duty cycle tire market. We anticipate this transaction will have positive impact on our future foam tire product revenues. During the last quarter of fiscal 2008 we have focused on integrating the Kik products into our product line-up.

Solid tires – On May 1, 2008, we announced we have initiated commercial production of solid polyurethane elastomer tires.  We announced that we have been awarded the production business by Oxbo International Corporation to supply 15”x 13” solid polyurethane elastomer gage tires for use in farm implements employed in chopping or baling alfalfa or hay. We estimate the first year volume for the 50-lb. gage tire is estimated to be 1,200 units or approximately $200,000 in revenue.  The gage tire represents the first of several solid polyurethane elastomer tire products that we have been developing for the commercial markets. Other potential commercial applications for the solid polyurethane elastomer tires include forklift and aperture tires used in the construction and material handling industry. We have recently demonstrated the capability of making solid polyurethane elastomer forklift tires at the rate of one tire per minute, using our advanced production technology and hope to see these products go commercial in our 2009 fiscal year.

Composite tires – There are multiple applications for use of our polyurethane elastomer material as treads for new or retread tire casings. The first commercial application for this technology is being initiated by Desert Research Technology (“DRT), to manufacture paddle-type sand tires.  DRT has recently commenced commercial production of this product and we have begun to supply DRT with the chemical system necessary to produce the tires.  Our licensee, Qingdao Qizhou Rubber Company, LTD. (“Qingdao”) has told us they will not meet their original September 2008 deadline for commencing OTR tire retreads and we cannot estimate the extent of the delay at this time. However, once Qingdao’s OTR tire retread facility is operational, Qingdao will purchase the polyurethane elastomer chemical systems necessary to produce the OTR tire retreads directly from us.

Pneumatic tires – Our Arcus® run-flat tire design successfully completed all testing requirements under Federal Motor Vehicle Safety Standard (FMVSS) 139. Successful completion of FMVSS 139 testing on our Arcus® passenger car tire design has been a high priority. We continue to manufacture prototype passenger car tires to evaluate the properties of the tires in the laboratory and on vehicles. We have also provided prototype tires to other tire or automotive manufacturers for performance evaluation, which may include uniform tire quality grading or other performance testing and/or testing to non-U.S. safety standards. In addition, we have been working to finalize the elements of the manufacturing process that is intended to achieve a production rate of one tire per minute. We are discussing the construction and installation of a pilot manufacturing facility capable of demonstrating this production capability with potential strategic partners.

Factors Affecting Results of Operations

Historically, our operating expenses have exceeded our revenues resulting in net losses of approximately $4.22 million, $5 million and $5.32 million in fiscal years ended June 30, 2008, 2007 and 2006, respectively. In each of these periods, our operating expenses consisted primarily of the following:

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

Revenue Recognition

Revenue for products is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Generally, we ship all of our products FOB origination. License fee revenue is recognized as earned, and no revenue is recognized until the inception of the license term.

Valuation of Intangible Assets and Goodwill

At June 30, 2008, we had capitalized patent and trademark costs totaling $765,784.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  Amortization expense for the fiscal years ended June 30, 2008, 2007 and 2006 was $21,638, $23,209, and $25,514, respectively.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Statement of Financial Accounting Standards “SFAS” No. 142, "Goodwill and Other Intangible Assets."  We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year ended June 30, 2006.  Our financial statements as of and for the period ended June 30, 2006, 2007, and 2008 reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the fiscal year ending June 30, 2008 was $370,027, related to employee stock options granted during the year.  Stock-based compensation expense recognized under SFAS 123(R) for the fiscal year ending June 30, 2007 and June 30, 2006 was $783,503 and $664,171 respectively.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Under SFAS 123(R), stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  At June 30, 2005, we had no unvested share-based payment awards that required the recognition of compensation expense during the fiscal year ended June 30, 2006.  Stock-based compensation expense recognized in our Statement of Operations for the fiscal years ended June 30, 2006, 2007, and 2008 is based on the grant date fair value estimated in accordance with SFAS 123(R), and only includes compensation expense for share-based payment awards that were granted after July 1, 2005 and vested during the fiscal year ended June 30, 2006, 2007, and 2008.  Stock-based compensation expense recognized in our Statement of Operations for the fiscal year ended June 30, 2006, 2007, and 2008 assumes all awards will vest.  Therefore, no reduction has been made for estimated forfeitures.

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

The following summary table presents a comparison of our results of operations for the fiscal years ended June 30, 2008, 2007 and 2006 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Fiscal Year Ended June 30,			Percent Change
	2006	2007	2008	2007 vs. 2006	2008 vs. 2007
	(in thousands)
Net revenues	$2,026	$3,427	$2,890	69%	(16)%
Cost of revenues	$1,546	$2,383	$1,920	54%	(19)%
Gross profit	$480	$1,044	$970	118%	(7)%
Selling, general, and administrative expenses (1)	$4,629	$4,655	$4,141	1%	(11)%
Research and development expenses	$791	$835	$572	6%	(32)%
Consulting expenses (2)	$99	$286	$393	188%	37%
Depreciation and amortization expenses	$385	$379	$294	(1)%	(22)%
Loss on sales and impairment of assets	$-	$5	$1	100%	(80)%
Other Income	$100	$109	$209	9%	92%
Net loss	$(5,324)	$(5,008)	$(4,223)	(6)%	(16)%

(1)

Includes deferred compensation for employee stock options of $783,503 and $370,027 for the fiscal years ended June 30, 2007 and 2008, respectively.

(2)

Includes deferred compensation stock options to consultants for services of $110,144 for the fiscal year ended June 30, 2008 only.

Year Ended June 30, 2008 Compared to the Year Ended June 30, 2007

Net Revenues.   Sales of our closed-cell polyurethane foam products accounted for 91% of all of our sales revenue during the fiscal year ended June 30, 2008.  For the fiscal year ended June 30, 2008 we had $2,617,337 of net polyurethane foam product sales compared to $2,620,587 for 2007. Net polyurethane foam product sales for the fiscal year ended June 30, 2008 decreased by $3,250, or 0.12%, as compared with 2007 due primarily to a slightly lower demand resulting primarily from weakness in the consumer markets reflecting uncertainty in global economic conditions.  Our number of product units sold to our original equipment manufacturer, retail chain and distributor customers increased only 3% over the fiscal year ended June 30, 2007. During the fiscal year ended June 30, 2008, we had $37,218 and $14,095 of returns of our products and trade discounts, respectively, compared to $35,404 and $12,461, respectively, for the fiscal year ended June 30, 2007. During the fiscal year ended June 30, 2008, we had $210,000 of revenues derived from licensing fees, or 7% of total net revenues, compared to $266,667 of revenues derived from licensing fees, or 8% of total net revenues for the fiscal year ended June 30, 2007. Also, during the fiscal year ended June 30, 2008, we had $62,690 of revenues derived from sales of equipment, or 2% of total net revenues, compared to $540,000 of revenues derived from sales of equipment, or 16% of total net revenues for the fiscal year ended June 30, 2007. The substantial decrease in sales of equipment for fiscal 2008 as compared to fiscal 2007 is entirely related to the sale of pouring equipment to Qingdao during fiscal 2007, while equipment sales during fiscal 2008 all relate to the sale of tire fill equipment.

Cost of Revenues.  For the fiscal year ended June 30, 2008, our cost of revenues related to our closed-cell polyurethane foam products increased 2%, compared to 2007 due to a substantial increase in raw material costs. As a result of these cost increases, our gross margin for products sales decreased slightly to 29% from 30% the prior year. We have revised the selling prices for our products to pass raw material increases to our customers. We believe that our product sales margin can continue to improve as our increased sales efforts generate additional product orders to take further advantage of manufacturing efficiencies. We believe we currently have sufficient foam product manufacturing equipment and employees to put into affect a substantial increase in production without incurring proportionately equivalent increases in labor costs or manufacturing equipment overheads.

In fiscal 2008, we began supplying fill equipment to our customers on a break-even basis to penetrate the tire fill market. Due to some unexpected ancillary expenses, this initiative has cost us $2,545. For the fiscal year ended June 30, 2007, we had $540,000 in revenues from the sale of equipment but $556,677 in cost of revenues related to specialized one-of-a-kind pouring equipment sold to Qingdao.  This cost of this equipment also exceeded our estimate due to the unique characteristics of the equipment.  Based on our experience to date, we intend to plan for cost contingencies and change orders when providing customers with equipment quotes on new or specialized equipment.

Gross Profit.  For the fiscal year ended June 30, 2008, we had $969,631 of total gross profit compared to $1,043,909 for 2007.  The gross profit related to our closed-cell polyurethane foam products represents $762,177, or 79%, of the total gross profit. The additional gross profit of $207,454 resulted from licensing fees and equipment sales. Gross profit for the fiscal year ended June 30, 2008 decreased by $74,277, or 7%, as compared with 2007 due primarily to a decrease in licensing fees and a small decrease in net sales from our closed-cell polyurethane foam products. However, our gross profit margin increased to 34% in 2008 from 31% in 2007 due primarily to the decrease in loss associated with sales of equipment as explained above.  For the fiscal year ending June 30, 2009, we believe that the contingency measures relating to equipment costs described above  coupled with an improving consumer market should enable us to increase our product and equipment sales while maintaining the gross margins we experienced during the fiscal years ended June 30, 2008 and 2007.

Selling, General, and Administrative Expenses.  For the fiscal year ended June 30, 2008, we had $4,141,411 of SG&A expenses, including the amortization of deferred compensation, compared to $4,655,456 for 2007.  As we focused our commercialization efforts, our SG&A for the fiscal year ended June 30, 2008 decreased by $514,045 or 11%, as compared with 2007 due primarily to decreased expenses in the following areas:

-  Approximately $367,000 in payroll and payroll taxes;

-  Approximately $163,000 in sales and marketing expenses;

-  Approximately $102,000 in travel & entertainment not associated with product development and marketing expenses;

The decreases were offset by increases of:

-  Approximately $58,000 in facilities related expenses;

-  Approximately $113,000 for office related expenses; and

-

 Approximately $262,000 in professional fees; and

-  Approximately $105,000 in insurance expenses

In addition to the SG&A expenses listed above, we had deferred compensation, which is primarily related to the grant of options to our employees for the purchase of restricted stock.  We adopted SFAS 123 (R) on July 1, 2005 and as a result, we amortized $370,027 of deferred compensation compared to $783,503 for 2007 in the fiscal year ended June 30, 2008.

Research and Development Expenses.  For the fiscal year ended June 30, 2008 we had $572,097 of research and development expenses compared to $834,647 for 2007. Our research and development expenses for the fiscal year ended June 30, 2008 decreased by $262,550, or 31%, as compared with 2007 due primarily to us not have to make significant cash investments in research and development tooling and equipment. We expect research and development expenses to maintain during the fiscal year ending June 30, 2009 as we continue to identify and pursue additional applications for our polyurethane technology outside the tire industry.

Consulting Expenses.  For the fiscal year ended June 30, 2008 we had $393,392 of consulting expenses compared to $286,274 for 2007.  During the fiscal year ending June 30, 2008, our consulting expenses increased primarily due to our entering into a consulting agreement with our former Chief Executive Officer, effective

September 1, 2007,and a consulting agreement with our former Chief Chemical Systems Formulator, effective May 1, 2008. We incurred $177,779 in consulting expenses for the fiscal year ended June 30, 2007 due primarily to costs associated with outside consulting services with our marketing and capital raising efforts and on other operational strategies. In additional, we incurred $108,494 in outside consulting expenses associated with our search for a new chief executive officer.

Depreciation and Amortization Expenses.  For the fiscal year ended June 30, 2008 we had $294,252 of depreciation and amortization expenses compared to $379,127 for 2007.  Our depreciation and amortization expenses for the fiscal year ended June 30, 2008 decreased by $84,875, or 22%, as compared with 2007 due primarily to no longer expensing fully depreciated assets, partially offset by the depreciation expense for newly acquired assets during the period.

Net Loss.  For the fiscal year ended June 30, 2008, we had a net loss of $4,223,424 compared to a net loss of $5,007,822 for 2007.  Our net loss for the fiscal year ended June 30, 2008 decreased by $784,398 as compared with 2007 due primarily to the reduction in payroll and payroll taxes, sales and marketing, research and development, and other general and administrative expenses partially offset by the increase in professional fees, facilities related expenses, office related expenses, and consulting services.

Year Ended June 30, 2007 Compared to the Year Ended June 30, 2006

Net Revenues.   Sales of our closed-cell polyurethane foam products accounted for 76% of all of our sales revenue during the fiscal year ended June 30, 2007.  For the fiscal year ended June 30, 2007 we had $2,620,587 of net revenues compared to $2,025,630 for 2006. Net revenues for the fiscal year ended June 30, 2007 increased by $594,957, or 29%, as compared with 2006 due primarily to a 34% increase in the number of product units sold to our original equipment manufacturer, retail chain and distributor customers through increased sales activities of our sales staff. During the fiscal year ended June 30, 2007, we had $35,404 and $12,461 of returns of our products and trade discounts, respectively, compared to $22,814 and $10,410, respectively, for the fiscal year ended June 30, 2006. During the fiscal year ended June 30, 2007, we had $266,667 of revenues derived from licensing fees, or 8% of total net revenues. Also, during the fiscal year ended June 30, 2007, we had $540,000 of revenues derived from sales of equipment, or 16% of total net revenues. There were no revenues derived from licensing fees and sales of equipment during the year ended June 30, 2006.

Cost of Revenues.  For the fiscal year ended June 30, 2007, our cost of revenues related to our closed-cell polyurethane foam products increased $280,915, or 18%, compared to 2006 due to a substantial increase in product sales.  In 2007, our gross margin increased to 30% from 24% the prior year due primarily to our successful efforts to obtain reduced raw materials pricing.  We obtained reduced raw material pricing during the second half of fiscal year ended June 30, 2006 and did not experience material increases in raw material pricing in fiscal 2007. For the fiscal year ended June 30, 2007, we had $556,677 in cost of revenues related to specialty pouring equipment supplied to one of our foreign licensees. The cost was greater than the sale price for the equipment quoted by us to our customer, in part because the equipment was unique and had to be custom fabricated. The cost of the equipment exceeded our original estimates due to modification and unexpected expenses incurred during the production of the equipment.

Gross Profit.  For the fiscal year ended June 30, 2007, we had $1,043,909 of total gross profit compared to $479,877 for 2006.  The gross profit related to our closed-cell polyurethane foam products represents $793,919, or 76%, of the total gross profit. The additional gross profit of $249,990 resulted from licensing fees and equipment sales. Gross profit for the fiscal year ended June 30, 2007 increased by $564,032, or 118%, as compared with 2006 due primarily to the increase in licensing fees and net revenues from our closed-cell polyurethane foam products. Our gross profit margin increased to 30% in 2007 from 24% in 2006 due to the improvement in our closed-cell polyurethane foam product sales margin and the receipt of licensing revenues with no associated cost of sales, offset by a small loss associated with sales of specialty equipment.  During the fiscal year ending June 30, 2008, we believe that the foregoing measures may allow us to maintain the gross margin we experienced during the fiscal year ended June 30, 2007.

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

Cash Flows

The following table sets forth our consolidated cash flows for the fiscal years ended June 30, 2006, 2007 and 2008.

	Fiscal Year Ended June 30,
	2006	2007	2008
	(in thousands)
Net cash used by operating activities	$(3,407)	$(3,407)	$(3,777)
Net cash used in investing activities	(600)	(326)	(310)
Net cash provided by financing activities	4,950	6,456	-
Net (decrease) increase in cash and cash equivalents during period	$943	$2,723	$(4,087)

Net Cash Used By Operating Activities.  Our primary sources of operating cash in fiscal 2008 were receipts from our customers and cash provided by prior year financing activities.  Our primary uses of operating cash are payments made to our vendors, employees and technical consultants. Net cash used by operating activities was $3,776,659 for the fiscal year ended June 30, 2008 compared to $3,406,904 for the fiscal year ended June 30, 2007.  The increase in cash used in operating activities is due primarily to a large increase in other assets (deposits on equipment and project in process), and large decrease accounts payable and accrued expenses. Non-cash items include depreciation and amortization and the issuance of common stock and stock options for services and employee compensation.  Our net loss was $4,223,424 for the year ended June 30, 2008 compared to a net loss of $5,007,822 for the year ended June 30, 2007.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $310,752 for the fiscal year ended June 30, 2008 and $326,273 for the fiscal year ended June 30, 2007. Our primary use of investing cash for the fiscal year ended June 30, 2008 was $101,257 for patents and trademarks and $210,239 for property and equipment. Also, during the year, we received $744 for proceeds from the sale of equipment.  Our primary uses of investing cash for the fiscal year ended June 30, 2007 were $140,819 for patents and trademarks and $185,454 for property and equipment.  Our only source of cash for the fiscal year ended June 30, 2008 was receipts from customers. Our primary source of cash for the fiscal year ended June 30, 2007 was $7,752,295 obtained from the sale of common stock, issuance of common stock for warrants and cash from exercise stock options.

Net Cash Provided by Financing Activities.  There were no financing activities during the fiscal year ended June 30, 2008. Financing activities provided net cash of $6,456,104 for the fiscal year ended June  2007.  Of the $6,456,104 in net cash provided by financing activities during 2007, $6,224,416 was associated with the proceeds from our private placement in March and May of 2007; $31,688 in cash proceeds from stock issued for warrants; and the net amount of $200,000 in connection with exercise of stock options.

Cash Position and Outstanding Indebtedness

Our total indebtedness at June 30, 2008 was $333,123 and our total cash and cash equivalents were $1,701,191, none of which is restricted.  Our total indebtedness at June 30, 2008 includes $212,467 in accounts payable and $111,205 in accrued expenses. We have no long-term liabilities.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at June 30, 2008.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$1,303,800	$295,200	$590,400	$418,200	$—

Total contractual cash obligations	$1,303,800	$295,200	$590,400	$418,200	$—

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

Future Capital Requirements

 At June 30, 2008, we had approximately $1.7 million available to finance our operations plus approximately $495,000 in accounts receivable.  Our cash used in operations for fiscal 2008 was $3,776,659.

In an effort to increase revenues, we have recently expanded our product lines and begun the sale of polyurethane foam tire fill and solid polyurethane elastomer tires. In December 2007, we offered aggressive sales projections based on our assessment of our planned sales initiatives. We believe the increased revenues reported for the current fiscal quarter are only beginning to reflect our progress toward our sales projections, which we anticipate will become more apparent during our fiscal year ending June 30, 2009.

Although we believe that we will successfully implement our business plan to provide for additional revenues to offset operating costs, management cannot give any assurances that it will be able to do so or that we will ever operate profitably.  Our business plan assumes, among other things, that our revenues will increase from the sale of the new product lines, our raw materials expenses may increase, and our expenses from operations will continue at a rate similar to the rate we experienced for year ended June 30, 2008.

To supplement our cash needs during the 2009 fiscal year, we intend to issue common stock in lieu of cash as compensation for employment, development and other professional services when possible and seek project funding for business and technology development outside our core operations. Until such time as our net income exceeds our expense from operation, we will need additional capital. When necessary, we will seek to raise additional capital through the issuance of debt or equity securities. Our ability to obtain financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. If we do seek additional capital, we cannot assure you that we will be able to obtain financing on favorable terms or at all.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations, an amendment of SFAS 141, which provides additional guidance on business combinations including defining the acquirer, recognizing and measuring the identifiable assets acquired and the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS Nos. 141(R) is scheduled to become effective for us for financial statements issued for fiscal year

2009.  We are currently evaluating the effects, if any, that this statement will have on our future financial position, results of operations and operating cash flows.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, which amended ARB 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is scheduled to become effective for us for financial statements issued for fiscal year 2009.  We are currently evaluating the effects, if any, that this statement will have on our future financial position, results of operations and operating cash flows.

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

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

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

We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we believe that, as of June 30, 2008, our system of internal control over financial reporting was effective.

The independent registered public accounting firm, HJ & Associates, LLC, has audited our 2008 financial statements. HJ & Associates, LLC was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. HJ & Associates, LLC has issued an unqualified audit opinion on our 2007 financial statements as a result of the audit and also has issued an attestation report on management’s assessment of its internal control over financial reporting which is attached hereto.

Amerityre Corporation

September 15, 2008

By:

/s/ Gary N. Benninger

Gary N. Benninger

Chief Executive Officer

/s/ Anders A. Suarez

Anders A. Suarez

Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTINGN FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Amerityre Corporation

Boulder City, Nevada

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Amerityre Corporation maintained effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Amerityre Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company‘s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Amerityre Corporation maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Amerityre Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 financial statements of Amerityre Corporation and our report dated September 15, 2008 expressed an unqualified opinion thereon.

HJ & Associates, LLC

Salt Lake City, Utah

September 15, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our proxy statement related to our 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than October 28, 2008 (120 days after the end of the fiscal year covered by this Annual Report on Form 10-K).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed with this report.

1.

Financial Statements:

See Index to Financial Statements on page F-1

2.

Financial Statement Schedules:

Financial statement schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

3.

Exhibits:

The exhibits to this report are listed on the Exhibit Index below.

(b)

Description of exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to our registration statement on Form 8-A12G (File No. 000-50053)).
3.2	Certificate of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3 to our current report on Form 8-K dated November 17, 2004).
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.02 to our registration statement on Form 8-A12G (File No. 000-50053)).
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.01 to our registration statement on Form 8-A12G (File No. 000-50053)).
10.1	G. Benninger Employment Agreement dated August 13, 2007.
10.2	M. Kapral Employment Agreement dated March 31, 2008.
10.3	J. Moore Employment Agreement dated May 13, 2008.
10.4	A. Suarez Employment Agreement dated May 13, 2008.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 15, 2008

AMERITYRE CORPORATION

By: /s/Gary N. Benninger Gary N. Benninger Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of September 2008.

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
/s/Frank Dosal Frank Dosal Director

AMERITYRE CORPORATION

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets as of June 30, 2008 and 2007

F-3

Statements of Operations for the years ended June 30, 2008, 2007, and 2006

F-5

Statements of Stockholders' Equity for the years ended June 30, 2008, 2007, and 2006

F-6

Statements of Cash Flows for the years ended June 30, 2008, 2007, and 2006

F-9

Notes to Financial Statements

F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Amerityre Corporation

Boulder City, Nevada

We have audited the balance sheets of Amerityre Corporation as of June 30, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerityre Corporation as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Amerityre Corporation’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 15, 2008, expressed an unqualified opinion on management’s assessment of the effectiveness of Amerityre Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of Amerityre Corporation’s internal control over financial reporting.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

September 15, 2008

AMERITYRE CORPORATION
Balance Sheets

ASSETS	June 30, 2008	June 30, 2007
CURRENT ASSETS

Cash and cash equivalents	$1,701,191	$5,788,602
Accounts receivable – net	494,690	349,125
Inventory	819,403	739,710
Deposit on equipment	147,047	-
Prepaid and other current assets	140,241	150,783

Total Current Assets	3,302,572	7,028,220

PROPERTY AND EQUIPMENT

Construction in progress	7,564	6,800
Leasehold Improvements	162,683	157,410
Molds and models	495,214	382,973
Equipment	2,901,620	2,834,615
Furniture and Fixtures	100,142	84,455
Software	286,046	280,337
Less – accumulated depreciation	(2,831,691)	(2,560,966)

Total Property and Equipment	1,121,578	1,185,624

OTHER ASSETS

Patents and trademarks – net	658,534	578,915
Deposits	71,568	36,000

Total Other Assets	730,102	614,915

TOTAL ASSETS	$5,154,252	$8,828,759

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2008	June 30, 2007

CURRENT LIABILITIES

Accounts payable	$212,467	$327,859
Accrued expenses	111,205	292,667
Deferred revenue – special projects	9,451	-

Total Current Liabilities	333,123	620,526

TOTAL LIABILITIES	333,123	620,526

COMMITMENTS AND CONTINENCIES (NOTE 2)

STOCKHOLDERS’ EQUITY

Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 shares authorized of $0.001 par value, 23,429,595 and 23,416,551 shares issued and outstanding, respectively	23,427	23,414
Additional paid-in capital	56,275,163	55,608,790
Accrued interest on notes receivable	(25,480)	(3,074)
Notes receivable	(399,329)	(600,000)
Deferred consulting and directors’ compensation	(33,331)	(25,000)
Retained deficit	(51,019,321)	(46,795,897)

Total Stockholders’ Equity	4,821,129	8,208,233

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,154,252	$8,828,759

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statement of Operations

	For the Years Ended June 30,

	2008	2007	2006

NET REVENUES
Products	$2,617,337	$2,620,587	$2,025,630
Licenses	210,000	266,667	-
Equipment	62,690	540,000	-

Total Net Revenues	2,890,027	3,427,254	2,025,630

COST OF REVENUES
Products	1,855,160	1,826,668	1,545,753
Equipment	65,236	556,677	-

Total Cost of Revenues	1,920,396	2,383,345	1,545,753

GROSS PROFIT	969,631	1,043,909	479,877

EXPENSES
Consulting	393,392	286,274	99,498
Depreciation and amortization	294,252	379,127	384,719
Research and development	572,097	834,647	790,877
Loss on sale and impairment of assets	926	4,831	-
Selling, general and administrative	4,141,411	4,655,456	4,629,023

Total Expenses	5,402,078	6,160,335	5,904,117

LOSS FROM OPERATIONS	4,432,447	(5,116,426)	(5,424,240)

OTHER INCOME
Interest income	206,053	101,290	98,672
Miscellaneous income and expenses	2,899	7,314	1,328

Total Other Income	209,022	108,604	100,000

NET LOSS	$(4,223,424)	$(5,007,822)	$(5,324,240)

BASIC AND DILUTED LOSS PER SHARE	$(0.18)	$(0.23)	$(0.26)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	23,418,907	21,520,394	20,350,981

The accompanying notes are an integral part of these financial statements.

	AMERITYRE CORPORATION
	Statements of Stockholders’ Equity (Continued)
	Common Stock		Additional Paid-in Capital	Notes Receivable	Accrued Interest	Prepaid with Common Stock	Expenses Deferred Consulting/ Stock Offering	Accumulated Deficit
	Shares	Amount
Balance, June 30, 2005	19,505,216	$19,505	$41,986,176	$-	$-	$-	$(1,000,000)	$(36,463,835)

Common stock issued to CEO for compensation	30,300	30	199,970	-	-	(200,000)	-	-

Common stock issued to COO for compensation	10,000	10	53,590	-	-	-	-	-

Common stock issued for cash exercise of options at $3.00 per share	470,000	470	1,409,530	-	-	-	-	-

Common stock issued for board compensation	12,964	13	69,987	-	-	(70,000)	-	-

Common stock issued to employees for compensation	64,100	64	324,777	-	-	-	-	-

Common stock issued for cash at $4.50 per share	860,000	860	3,869,140	-	-	-	-	-

Common stock issued for cash exercise of class A warrants at $5.00 per share	3,800	3	18,996	-	-	-	-	-

Common stock issued for cash exercise of class B warrants at $5.50 per share	2,800	2	15,398	-	-	-	-	-

Common stock issued for services and prepaid services	61,000	61	332,369	-	-	-	-	-

Stock offering costs	-	-	(1,364,375)	-	-	-	1,000,000	-

Stock based compensation-employee options	-	-	664,171	-	-	-	-	-

Amortization of prepaid expenses	-	-	-	-	-	240,833	-	-

Net loss for the year ended June 30, 2006	-	-	-	-	-	-	-	(5,324,240)
Balance, June 30, 2006	21,020,180	$21,018	$47,579,729	$-	$-	$(29,167)	$-	$(41,788,075)

	The accompanying notes are an integral part of these financial statements.

	AMERITYRE CORPORATION
	Statements of Stockholders’ Equity (Continued)
	Common Stock		Additional Paid-in Capital	Notes Receivable	Accrued Interest	Prepaid with Common Stock	Expenses Deferred Consulting/ Stock Offering	Accumulated Deficit
	Shares	Amount
Balance, June 30, 2006	21,020,180	$21,018	$47,579,729	$-	$-	$(29,167)	$-	$(41,788,075)

Common stock issued for cash-less exercise of options	11,553	12	(12)	-	-	-	-	-

Common stock issued for cash exercise of class A warrants at $5.00 per share	875	1	4,375	-	-	-	-	-

Common stock issued for cash exercise of class B warrants at $5.50 per share	875	1	4,812	-	-	-	-	-

Common stock issued for board compensation	11,628	12	59,988	-	-	(60,000)	-	-

Common stock issued for services $3.55 to $4.31 per share	35,000	35	131,815	-	-	-	-	-

Common stock issued for cash at $3.50 per share	2,072,996	2,072	7,253,413	-	-	-	-	-

Common stock issued for cash to affiliates from $4.28 to $4.74 per share	58,444	58	265,063	-	-	-	-	-

Common stock issued for cash exercise warrants at $4.50 per share	5,000	5	22,495	-	-	-	-	-

Common stock issued for cash from options at $4.00 per share	200,000	200	799,800	-	-	-	-	-

Offering Cost	-	-	(1,296,191)	-	-	-	-	-

Stock based comp employee options	-	-	783,503	(600,000)	-	-	-	-

Accrued interest on notes receivable	-	-	-	-	(3,074)	-	-	-

Amortization of prepaid expenses	-	-	-	-	-	64,167	-	-

Net loss for the year ended June 30, 2007	-	-	-	-	-	-	-	(5,007,822)
Balance, June 30, 2007	23,416,551	$23,414	$55,608,790	$(600,000)	$(3,074)	$(25,000)	$-	$(46,795,897)

	The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Stockholders’ Equity (Continued)
	Common Stock		Additional Paid-in Capital	Notes Receivable	Accrued Interest	Prepaid with Common Stock	Expenses Deferred Consulting/ Stock Offering	Accumulated Deficit
	Shares	Amount
Balance, June 30, 2007	23,416,551	$23,414	$55,608,790	$(600,000)	$(3,074)	$(25,000)	$-	$(46,795,897)

Common stock issued for services	37,172	38	87,880	-	-	-	-	-

Cancellation of stock issued for note receivable	(60,000)	(60)	(216,540)	200,671	15,929	-	-	-

Common stock issued for board compensation	35,872	36	79,960	-	-	(79,995)	-	-

Stock based comp consultant options	-	-	110,144	-	-	-	-	-

Stock based comp employee options	-	-	370,027	-	-	-	-	-

Accrued interest on notes receivable	-	-	-	-	(38,335)	-	-	-

Contributed Capital	-	-	150,000	-	-	-	-	-

Accrued stock based compensation	-	-	84,902	-	-	-	-	-

Amortization of prepaid expenses	-	-	-	-	-	71,663	-	-

Net loss for the year ended June 30, 2008	-	-	-	-	-	-	-	(4,223,424)
Balance, June 30, 2008	23,429,595	$23,427	$56,275,163	$399,329	$(25,480)	$(33,331)	$-	$(51,019,321)

AMERITYRE CORPORATION
Statements of Cash Flows
	For the Years Ended June 30,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,223,424)	$(5,007,822)	$(5,324,240)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	294,252	379,127	384,719
Bad debt expense	(7,897)	(1,965)	-
Loss on sale and impairment of assets	926	(169)	-
Common stock issued/accrued for services	87,918	131,850	523,971
Accrued stock based compensation	84,902
Stock options for services	110,144	-	-
Stock-redemption for note receivable	(38,335)	-	-
Stock-based compensation expense related to employee options	370,027	783,503	664,171
Amortization of expense prepaid w/ common stock	71,663	64,167	240,833
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(137,668)	(104,371)	(68,950)
Decrease (increase) in prepaid and other current assets	10,543	91,811	(22,353)
(Increase) decrease in other assets	(182,615)	143,683	(131,432)
(Increase) decrease in inventory	(79,693)	(147,588)	54,676
(Decrease) increase in accounts payable and accrued expenses	(137,402)	260,870	271,752
Net Cash Used by Operating Activities	(3,776,659)	(3,406,904)	(3,406,853)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(101,257)	(140,819)	(120,556)
Proceeds from sale of fixed assets	744	-	-
Purchase of property and equipment	(210,239)	(185,454)	(479,261)
Net Cash Used by Investing Activities	(310,752)	(326,273)	(599,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants	-	7,520,607	3,870,000
Stock offering cost paid	-	(1,296,191)	(364,375)
Proceeds from stock issued for warrants	-	31,688	34,400
Proceeds from exercise of stock options	-	200,000	1,410,000
Net Cash Provided by Financing Activities	-	6,456,104	4,950,025

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,087,411)	2,722,927	943,355

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,788,602	3,065,675	2,122,320

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,701,191	$5,788,602	$3,065,675

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
	For the Years Ended June 30,
		2008	2007	2006
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest	$		$-	$-
Income taxes	$		$-	$-

NON-CASH OPERATING ACTIVITIES
Common Stock issued for services rendered		$172,820	$131,850	$523,971
Common Stock issued for prepaid services		$-	$-	$270,000
Stock-based compensation expense related to employee options		$370,027	$783,503	$664,171

NON-CASH INVESTING/ FINANCING ACTIVITIES
Options issued for advisory group services		$-	$-	$-
Common stock issued pursuant to exercise of option by promissory notes		$-	$600,000	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2008 and 2007

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

d. Basic and Fully Diluted Net Loss Per Share

Basis and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Years Ended June 30,
	2008	2007	2006
Loss (numerator)	$(4,223,424)	$(5,007,822)	$(5,324,240)
Shares (denominator)	23,418,907	21,520,394	20,350,981
Per share amount	$(0.18)	$(0.23)	$(0.26)

The Company’s outstanding stock options and warrants have been excluded from the basic net loss per share calculation. The Company excluded 5,527,370, 5,182,370 and 4,398,400 common stock equivalents for the years ended June 30, 2008, 2007 and 2006, respectively because they are anti-dilutive.

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

June 30, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Net deferred tax assets consist of the following components as of June 30, 2008 and 2007:

	2008	2007
Deferred tax assets:
NOL Carryover	$16,166,567	$14,168,659
Contribution Carryover	68	68
Deferred Revenue	3,686	-
Inventory Reserve	8,312	-
R & D Carryover	221,504	-
Deferred tax liabilities
Depreciation	(154,503)	(161,543)

Valuation allowance	(16,245,634)	(14,007,184)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2008 and 2007 due to the following:

	2008	2007
Book Income	$(1,647,135)	$(1,953,051)
Depreciation	3,219	27,339
Meals & Entertainment	3,516	2,909
Stock for Services	282,615	382,013
R&D Credit	(17,729)	-
Deferred Revenue	3,686	-
Inventory Reserve	8,312	-
Valuation allowance	1,363,516	1,540,790
	$-	$-

At June 30, 2008, the Company had net operating loss carryforwards of approximately $41,000,000 that may be offset against future taxable income from the year 2007 through 2028. No tax benefit has been reported in the June 30, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company files income tax returns in the U.S. federal jurisdiction, and in Utah.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2008 and 2007

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

	2008	2007
Raw Materials	$275,282	$204,665
Finished Goods	544,120	535,045
Total Inventory	$819,402	$739,710

We had an inventory reserve amount of $21,312 and $14,711 recorded as of June 30, 2008 and 2007, respectively, for items that have a slow turnover ratio.

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

Depreciation expense for the years ended June 30, 2008, 2007 and 2006 was $272,614, $355,918 and $359,205, respectively.

i. Revenue Recognition

Revenue for products is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Generally, we ship all of our products FOB origination. License fee revenue is recognized as earned, and no revenue is recognized until the inception of the license term.

j. Patents and Trademarks

Patent and trademark costs have been capitalized at June 30, 2008, totaling $765,784 with accumulated amortization of $107,250 for a net book value of $658,534. Patent and trademark costs capitalized at June 30, 2007 totaled $664,527 with accumulated amortization of $85,612 for a net book value of $578,915. The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not being amortized. Amortization will begin once the patents have been issued. Amortization expense for the years ended June 30, 2008, 2007 and 2006 was $21,638, $23,209 and $25,514, respectively. The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of SFAS 142, “Goodwill and Other Intangible Assets.” Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected, undiscounted cash flows.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Patents and Trademarks (continued)

The estimated amortization expense, based on current intangible balances, for the next fiscal years beginning July 1, 2008 is as follows:

2009	$19,705
2010	$18,719
2011	$17,790
2012	$16,900
2013	$16,200

k. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended June 30, 2008, 2007 and 2006 was $117,169, $160,980 and $159,328, respectively.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year 2006. Our financial statements as of and for the fiscal years ended June 30, 2006, 2007 and 2008 reflect the impact of SFAS 123 (R). Stock-based compensation expense recognized under SFAS 123 (R) for the fiscal years ended June 30, 2008, 2007 and 2006 was $370,027, $783,503 and $664,171, respectively, and related to employee stock options issued during those fiscal years.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2005, we had no unvested share-based payment awards for which compensation expense should be recognized during the fiscal year ended June 30, 2006, 2007, and 2008. Stock-based compensation expense recognized in our Statements of Operations for the fiscal years ended June 30, 2006, 2007 and 2008 only include compensation expense for share-based payment awards granted, but not yet vested after July 1, 2005, and are based on the grant date fair value estimated in accordance with SFAS 123 (R).

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l. Stock Based-Compensation Expense (continued)

Stock-based compensation expense recognized in our Statements of Operations for fiscal year ended June 30, 2006, 2007 and 2008 assume all awards will vest, therefore no reduction has been made for estimated forfeitures.

m. Recent Accounting Pronouncements

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  SFAS 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We do not expect SFAS No. 141(R) to have a material impact on our results of operations, financial position, or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.  SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m. Recent Accounting Pronouncements (continued)

statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years; early adoption is not permitted. We do not expect SFAS 160 to have a material impact on our results of operations, financial position, or cash flows.

n. Shipping and Handling

We follow Emerging Issues Task Force Statement No. 00-10, “Shipping and Handling Fees and Costs”, which requires that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales.

o.

Trade Receivables

We generally charge-off trade receivables that are more than 120 days outstanding as bad-debt expense, unless management believes the amount to be collectable. The charge-off amounts are included in selling, general and administrative expenses.  During the fiscal year ended June 30, 2008 we recouped a net of $8,086 in bad debt expenses previously charged in prior fiscal years. As a result, bad debt expense was $(7,897), $(1,965), and $211 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

p. Equity Securities

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.

q. Concentrations of Risk

The Company maintains several accounts with financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company’s balances exceeded that amount by approximately $1,601,191, $5,688,000 and $2,965,000 as of June 30, 2008, 2007, and 2006 respectively.

Credit losses, if any, have been provided for in the financial statements and are based on management’s expectations. The Company’s accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual risks, or significant risks in the normal course of its business.

We have one customer who accounted for 20%, 20%, and 23% of our sales for the years ended June 30, 2008, 2007 and 2006, respectively.

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

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

s. Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

t. Liquidity

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $51,019,321 at June 30, 2008.  Although for the fiscal years ended June 30, 2006, 2007 and 2008, we have losses from operations and have used cash in our operating activities in excess of our revenues, we have had little, if any, debt and have consistently had a positive net tangible book value. In connection with the preparation of our financial statements for the year ended June 30, 2008, we have analyzed our cash needs for fiscal 2009. Based on this analysis, we concluded that our available cash will not be sufficient to meet our current working capital, capital expenditure and other cash requirements for fiscal 2009. In order to fully implement our business plan we believe we will need additional capital. We may seek to raise additional capital through the issuance of debt or equity securities. In June 2006, we filed a shelf registration statement with the Securities and Exchange Commission. The shelf registration statement, which was declared effective in July 2006, would allow us to offer common stock, preferred stock, warrants, senior debt securities and subordinated debt securities or any combination of any of these securities in one or more offerings at an aggregate initial offering price not to exceed $120,000,000. Our ability to obtain financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain financing on favorable terms or at all.

NOTE 2 – COMMITMENTS AND CONTINGENCIES

In October 2002, we entered into a five-year lease for a 49,200 square foot executive/manufacturing facility in Boulder City, Nevada. The agreement required a security deposit of $18,000 and monthly rent payments of $16,000 for the first twelve months with annual increases. In November 2007, we negotiated an extension of the lease for our rent for an additional 5 years expiring November 14, 2012. The base rent is $24,600 per month subject to annual adjustments based on the consumer price index.

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

In May 2008, we entered an agreement with J. Manual Chacon, our former Chief Chemical Systems Formulator, to provide advice and services in developing technologies related to manufacture polyurethane closed-cell foam and other products in exchange for an annual consulting fee of $150,000.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2008 and 2007

NOTE 3 – STOCK TRANSACTIONS

During the year ended June 30, 2008, the Company had the following stock transactions:

On August 13, 2007, we negotiated an amendment to the employment agreement for Richard A. Steinke, our former President and Chief Executive Officer wherein we amended the terms for compensation to provide as follows: for services provided by Mr. Steinke during the remaining term of the employment agreement (July 1, 2006 through August 31, 2007), we issued a stock award of 25,000 shares of our common stock valued at $100,500, based on a price of $4.02 per share (the closing price per share as quoted on the NASDAQ Capital Markets on August 7, 2007) in lieu of shares of our common stock valued at $200,000 as called for under the terms of the original employment agreement. In February of 2008, Mr. Steinke cancelled the shares and decided to contribute the value of the shares to the capital of the company.

On August 24, 2007, we issued 6,000 shares of our common stock valued at $24,720 based on a price of $4.12 per share (the closing price per share as quoted on the NASDAQ Capital Markets on August 24, 2007).  The shares were issued for investor relations and media services.

In October 2007, pursuant to the terms of a promissory note, a debtor prepaid an installment payment and accrued interest of $216,600, by submitting for cancellation 60,000 shares of the Company’s common stock valued at $3.61 per share (the market value of the shares on the date of payment).

In December 2007, we approved the issuance of 4,484 shares of our restricted common stock to the Chairman of our audit committee as partial compensation for his services as Chairman. The value of the shares was $10,000, based on the closing price of $2.23 per share.

In December 2007, we approved the issuance of an aggregate of 31,388 shares (4,484 shares each) of our restricted common stock to our non-employee directors as annual compensation for their services as members of our board of directors for the period commencing December 1, 2007 through November 30, 2008. The aggregate value of the shares was $69,995, based on the closing price of $2.23 per share.

In January 2008 we approved the issuance of 20,000 shares of our restricted common stock to our chief chemical system formulator Juan Manuel Chacon for his services. The shares were valued at $43,200 or $2.16 per share.

In May 2008, we approved the issuance of 11,172 shares of our restricted common stock to certain officers as compensation for their services. The shares were valued at $19,998 or $1.79 per share.

NOTE 4 – STOCK OPTIONS AND WARRANTS

General Option Information

During the fiscal year ended June 30, 2008 we issued options to acquire an aggregate of 375,000 shares of our common stock to certain employees in connection with their employment (the “Employment Options”).  In addition, we issued options to acquire an aggregate of 150,000 shares of our common stock to certain consultants for services. The exercise price for the options granted during the year 2008 range from $1.79 to $4.04 per share.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2008 and 2007

NOTE 4 – STOCK OPTIONS AND WARRANTS (Continued)

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

	For the fiscal year ended June 30,
	2008	2007	2006
Risk free interest rate	2.46% - 4,64%	4.80%	4.13%
Expected life	5 years	3 years	3 years
Expected volatility	54.70% - 61.30%	49.37% - 49.41%	57.69% - 58.10%
Dividend yield	0.00%	0.00%	0.00%

A summary of the status of our outstanding stock options as of June 30, 2008 and June 30, 2007 and changes during the periods then ended is presented below:

	June 30, 2008		June 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	3,915,000	$ 6.81	4,190,000	$ 6.69
Granted	525,000	$ 2.89	55,000	$ 3.96
Expired/Cancelled	(180,000)	$ 6.51	(118,447)	$(6.16)
Exercised	-	-	(211,553)	$(3.99)
Outstanding end of period	4,260,000	$ 6.34	3,915,000	$ 6.81
Exercisable	3,835,000	$ 6.75	3,715,000	$ 6.84

The following table summarizes the range of outstanding and exercisable options as of June 30, 2008:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2008	Weighted Average Exercise Price
$1.79	200,000	4.87	$1.79	-	$-
2.02	75,000	4.75	2.02	-	-
3.55	25,000	1.55	3.55	25,000	3.55
4.04	250,000	4.12	4.04	100,000	4.04
4.31	30,000	1.68	4.31	30,000	4.31
5.36	150,000	2.00	5.36	150,000	5.36
6.40	105,000	1.46	6.40	105,000	6.40
6.60	425,000	2.00	6.60	425,000	6.60
7.00	3,000,000	1.21	7.00	3,000,000	7.00
$1.79-$7.00	4,260,000	1.73	6.34	3,835,000	6.75

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2008 and 2007

NOTE 4 – STOCK OPTIONS AND WARRANTS (Continued)

As of June 30, 2008, the unrecognized stock-based compensation related to stock options was approximately $316,142. This cost is expected to be expensed over the next year.

General Warrant Information

The following table summarizes outstanding warrants to purchase our common stock at June 30, 2008:

Number of Warrants Outstanding at June 30, 2008	Expiration Date	Exercise Price
102,825	2/1/2009	$5.00
103,825	2/1/2011	$5.50
510,720	March 2009	$4.50
550,000	4/30/2009	$4.50
1,267,370

NOTE 5 -- QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Quarter ended
	Jun 30, 2008	Mar 31, 2008	Dec 31, 2007	Sep 30, 2007
Net Revenues	$864,315	$828,862	$534,020	$662,830
Gross Profit	$275,751	$265,333	$230,680	$197,867
Net Loss	$(1,096,252)	$(1,005,316)	$(1,031,922)	$(1,089,934)
Basic and Diluted Loss Per Share	$(0.05)	$(0.04)	$(0.04)	$(0.05)

	Quarter ended
	Jun 30, 2007	Mar 31, 2007	Dec 31, 2006	Sep 30, 2006
Net Revenues	$1,471,209	$723,717	$596,426	$635,903
Gross Profit	$332,332	$266,448	$227,965	$217,165
Net Loss	$(1,054,406)	$(1,505,091)	$(1,249,936)	$(1,198,389)
Basic and Diluted Loss Per Share	$(0.05)	$(0.07)	$(0.06)	$(0.06)

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2008 and 2007

NOTE 6 – SIGNIFICANT EVENTS

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

In April 2008, we hired Michael J. Kapral and entered into an employment agreement that includes a base salary of $150,000 per year, with a potential cash performance bonus of up to 50% of his base salary based on the Company meeting or exceeding certain financial performance targets. The agreement also includes an award of 75,000 options for the purchase of shares of our common stock exercisable at $2.02 for five years, with 25,000 of the options vesting on March 31, 2009, 25,000 options vesting on March 31, 2010 and 25,000 options vesting on March 31, 2011. The term of the agreement is three years.

NOTE 7 – SUBSEQUENT EVENT

.In September 2008, we issued 25,000 shares to our President and Chief Executive Officer. The shares vested pursuant to the terms of his employment agreement and were valued at $4.04 per share, based on the closing price of our common stock on the date of grant.