Form 10-Q
period 2008-09-30
AMERITYRE CORP
filed 2008-11-14
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2008

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

Large accelerated filer  ☐        Accelerated filer          Non-accelerated filer    ☒       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No☒

 The number of shares outstanding of Registrant’s Common Stock as of November 7, 2008: 23,454,595

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

Our unaudited balance sheet at September 30, 2008 and our audited balance sheet at June 30, 2008; the related unaudited statements of operations for the three month periods ended September 30, 2008 and 2007; and the related unaudited statement of cash flows for the three month periods ended September 30, 2008 and 2007, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

ASSETS	Sep. 30, 2008	June 30, 2008
	(unaudited)
CURRENT ASSETS

Cash and cash equivalents	$789,872	$1,701,191
Accounts receivable – net	592,127	494,690
Inventory	913,066	819,403
Deposit on equipment	33,254	147,047
Prepaid and other current assets	138,602	140,241

Total Current Assets	2,466,921	3,302,572

PROPERTY AND EQUIPMENT

Construction in progress	7,564	7,564
Leasehold Improvements	162,683	162,683
Molds and models	500,078	495,214
Equipment	2,901,620	2,901,620
Furniture and Fixtures	100,142	100,142
Software	286,046	286,046
Less – accumulated depreciation	(2,894,751)	(2,831,691)

Total Property and Equipment	1,063,382	1,121,578

OTHER ASSETS

Patents and trademarks – net	662,884	658,534
Deposits	71,568	71,568

Total Other Assets	734,452	730,102

TOTAL ASSETS	$4,264,755	$5,154,252

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	Sep. 30, 2008	June 30, 2008
	(unaudited)
CURRENT LIABILITIES

Accounts payable	$289,347	$212,467
Accrued expenses	65,642	111,205
Deferred revenue – special projects	2,687	9,451

Total Current Liabilities	357,676	333,123

TOTAL LIABILITIES	357,676	333,123

STOCKHOLDERS’ EQUITY

Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 shares authorized of $0.001 par value, 23,454,595 and 23,429,595 shares issued and outstanding, respectively	23,452	23,427
Additional paid-in capital	56,397,407	56,275,163
Accrued interest on subscription notes receivable	(34,036)	(25,480)
Subscription notes receivable	(399,329)	(399,329)
Deferred consulting and directors’ compensation	(13,332)	(33,331)
Retained deficit	(52,067,083)	(51,019,321)

Total Stockholders’ Equity	3,907,079	4,821,129

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,264,755	$5,154,252

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(unaudited)

	For the Three Months Ended September 30,
	2008	2007

NET REVENUES
Products	$729,673	$612,830
Equipment	89,911	-
Licenses	33,333	50,000

Total Net Revenues	852,917	662,830

COST OF REVENUES
Products	485,254	464,963
Equipment	87,372	-

Total Cost of Revenues	572,626	464,963

GROSS PROFIT	280,291	197,867

EXPENSES
Consulting	136,498	30,919
Depreciation and amortization	69,864	80,636
Research and development	107,623	158,171
(Gain) Loss on impairment of assets	-	(89)
Selling, general and administrative	1,030,692	1,087,383

Total Expenses	1,344,677	1,357,020

LOSS FROM OPERATIONS	(1,064,386)	(1,159,153)

OTHER INCOME
Interest income	18,979	68,992
Miscellaneous income (expenses)	(2,355)	227

Total Other Income	16,624	69,219

NET LOSS	$(1,047,762)	$(1,089,934)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	23,437,747	23,432,008

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(unaudited)
	For the Three Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,047,762)	$(1,089,934)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	69,864	80,636
Gain (Loss) on impairment of assets	-	(89)
Bad debt expense	5,345	-
Common stock issued/accrued for services	16,098	38,481
Stock option granted for services	35,692	10,086
Interest income on subscription note receivable	(8,555)	-
Stock-based compensation expense related to employee options	70,480	80,195
Amortization of expense prepaid w/ common stock	19,999	15,000
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(102,782)	29,434
(Increase) in prepaid and other current assets	1,639	(18,645)
Decrease (Increase) in other assets	113,793	(9,258)
(Increase) Decrease in inventory	(93,663)	20,662
Increase (Decrease) in accounts payable and accrued expenses	24,551	(195,737)
Net Cash Used by Operating Activities	(895,301)	(1,039,169)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(11,155)	(13,648)
Proceeds from the sale of property and equipment	-	744
Purchase of property and equipment	(4,863)	(7,303)
Net Cash Used by Investing Activities	(16,018)	(20,207)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(911,319)	(1,059,376)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,701,191	5,788,602

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$789,872	$4,729,226

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows (Continued)
(unaudited)
	For the Three Months Ended September 30,
	2008	2007
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH OPERATING ACTIVITIES
Common stock issued/accrued for services	$16,098	$38,481
Stock-based compensation expense related to employee options	$70,480	$80,195
Stock option granted for services	$35,692	$10,086

NON-CASH INVESTING/ FINANCING ACTIVITIES
Common stock issued for accrued liabilities	$-	$100,500

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2008 and June 30, 2008

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although we believe the disclosures and information presented are adequate to make the information not misleading. These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2008 Annual Report on Form 10-K.  Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based-Compensation Expense

On July 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). Our financial statements as of and for the three month periods ended September 30, 2008 and 2007 reflect the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the three month periods ended September 30, 2008 and 2007 was $70,480 and $80,195, respectively, related to employee stock options issued during the respective periods.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for the three month periods ended September 30, 2008 and 2007 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended September 30,
	2008	2007
Loss (numerator)	$(1,047,762)	$(1,089,934)
Shares (denominator)	23,437,747	23,432,008
Per share amount	$(0.04)	$(0.05)

Our outstanding stock options have been excluded from the basic and fully diluted net loss per share calculation. We excluded 5,102,370 and 3,715,000 common stock equivalents for the three month periods ended September 30, 2008 and 2007, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2008 and June 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Liquidity

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $52,067,083 at September 30, 2008.  Although for the fiscal years ended June 30, 2006, 2007 and 2008, we have losses from operations and have used cash in our operating activities in excess of our revenues, we have had little, if any, debt and have consistently had a positive net tangible book value. In connection with the preparation of our financial statements for the year ended June 30, 2008, we have analyzed our cash needs for fiscal 2009. Based on this analysis, we concluded that our available cash will not be sufficient to meet our current working capital, capital expenditure and other cash requirements for fiscal 2009. In order to fully implement our business plan we believe we will need an additional $1,500,000 in capital. We will seek to raise additional capital through the issuance of debt or equity securities. In June 2006, we filed a shelf registration statement with the Securities and Exchange Commission. The shelf registration statement, which was declared effective in July 2006, would allow us to offer common stock, preferred stock, warrants, senior debt securities and subordinated debt securities or any combination of any of these securities in one or more offerings at an aggregate initial offering price not to exceed $120,000,000. Our ability to obtain financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain financing on favorable terms or at all.

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

There are no tax positions included in the balance at September 30, 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 3 - STOCK OPTIONS AND WARRANTS

General Option Information

During the three month period ended September 30, 2008, we did not grant any options. During the three month period ended September 30, 2007, we granted options to acquire an aggregate of 250,000 shares of our common stock to certain employees and consultants in connection with their employment (the “Employment Options”). The Employment Options granted during the three month period ended September 30, 2007 vest annually over a period of one to two years based on the employee’s continued employment. The exercise price for the Employment Options granted during the period was $4.04 per share.  We use the Black-Scholes model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions, including volatility of our stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because we do not pay dividends, the dividend rate variable in the Black-Scholes model is zero.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2008 and June 30, 2008

NOTE 3 - STOCK OPTIONS AND WARRANTS (Continued)

We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

	For the three month period ended September 30, 2008	For the three month period ended September 30, 2007
Risk free interest rate	N/A	4.64%
Expected life	N/A	5 years
Expected volatility	N/A	55%
Dividend yield	N/A	0%

A summary of the status of our outstanding stock options as of September 30, 2008 and June 30, 2008 and changes during the periods then ended is presented below:

	September 30, 2008		June 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	4,260,000	$6.34	3,915,000	$6.81
Granted	0	-	525,000	$2.89
Expired/Cancelled	0	-	(180,000)	$6.51
Exercised	0	-	-	-
Outstanding end of period	4,260,000	$6.34	4,260,000	$6.34
Exercisable	3,835,000	$6.75	3,835,000	$6.75

The following table summarizes the range of outstanding and exercisable options as of September 30, 2008:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at Sep. 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Sep. 30, 2008	Weighted Average Exercise Price
$1.79	200,000	4.62	$1.79	-	$-
2.02	75,000	4.50	2.02	-	-
3.55	25,000	1.29	3.55	25,000	3.55
4.04	250,000	3.87	4.04	100,000	4.04
4.31	30,000	1.43	4.31	30,000	4.31
5.36	150,000	1.75	5.36	150,000	5.36
6.40	105,000	1.21	6.40	105,000	6.40
6.60	425,000	1.75	6.60	425,000	6.60
7.00	3,000,000	0.95	7.00	3,000,000	7.00
$1.79-$7.00	4,260,000	1.48	6.34	3,835,000	6.75

As of September 30, 2008, the unrecognized stock-based compensation related to stock options was approximately $462,953. This cost is expected to be expensed over a period of 2.75 years.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2008 and June 30, 2008

NOTE 3 - STOCK OPTIONS AND WARRANTS (Continued)

General Warrant Information

The following table summarizes outstanding warrants to purchase our common stock at September 30, 2008.

Number of Warrants Outstanding at September 30, 2008	Expiration Date	Exercise Price
102,825	2/1/2009	$5.00
103,825	2/1/2011	$5.50
510,720	March 2009	$4.50
550,000	4/30/2009	$4.50
1,267,370

NOTE 4 - STOCK ISSUANCES

Pursuant to the terms of his employment agreement, effective August 31, 2008, we issued 25,000 shares of common stock to our chief executive officer. The shares were valued at $4.04 per share, based on the closing price of the shares on the date of the stock award.

NOTE 5 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists of chemicals, finished goods produced in our plant and products purchased for resale.

	Sep 30, 2008 (Unaudited)	June 30, 2008
Raw Materials	$310,091	$275,282
Finished Goods	$602,975	$544,120
Total Inventory	$913,066	$819,402

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

Overview and Recent Developments

Since our inception in 1995, we have been engaged in the research and development of technologies related to the formulation of polyurethane compounds and the manufacturing process for producing tires constructed of polyurethane.  We believe that we have developed unique polyurethane formulations that, when used in tire applications substantially simplify the production process and allow for the creation of products with superior performance characteristics, including abrasion resistance and load-bearing capabilities, than conventional rubber tires.  We also believe that the manufacturing processes we have developed to produce polyurethane tires are more efficient than traditional tire manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure that are necessary to cure rubber.  Using our polyurethane technologies, we believe tires can be produced that last longer, are less susceptible to failure and offer improved fuel economy.

While the sale of polyurethane foam tires to original equipment manufacturers, distributors and retail stores continues to account for most of our revenue at this time, Elastothane® and Amerifill® and other proprietary polyurethane materials are significant to our potential future growth. We are concentrating on five principal product areas: tire fill, low duty cycle tires, solid tires, composite tires and pneumatic tires; as well as developing new products, such as polyurethane foam fire retardant material. Our most recent activities in these areas are set forth below:

Tire fill – Through research and testing, we have found that our Amerifill® material is not compatible with most tire fill equipment in use today; therefore our customers must also acquire the necessary tire fill equipment to use our materials. In order to penetrate this market we are supplying our customers with tire fill equipment at our cost. Profits from this initiative will be derived from the sale of Amerifill® to our customers. Since launching this program in the spring of 2008 we have completed shipment of five (5) light-weight fill machines. Each fill machine is expected to pump between 100,000 to 200,000 lbs. of fill material annually, although the capacity of each machine is in excess of 500,000 lbs. per year.  We expect to place six (6) additional machines with other potential customers before the end of this calendar year.

Low duty tires – We recently announced that Supergrip, a leading supplier of superior commercial grade industrial and mining tires, has selected us to manufacture and supply a new line of long-wearing, flat-proof polyurethane tires. The tires will be manufactured in multiple sizes for a variety of commercial applications using the unique, proprietary polyurethane formulations developed by Amerityre.  The tires will carry the Supergrip brand name.

Solid tires – In September 2008, our President and Chief Executive Officer made a presentation at International Tire Exhibition and Conference (ITEC) in Akron, Ohio, titled “Price Competitive High Volume Solid Polyurethane Tire Production.” Dr. Benninger discussed our process for manufacturing cost-competitive MDI polyurethane solid tires at a high rate of production and present laboratory and vehicle test data. In addition, he provided a detailed pricing model demonstrating competitive pricing of the MDI polyurethane tire with a comparable solid rubber tire.  We have demonstrated the capability of making solid polyurethane elastomer forklift tires at the rate of one tire per minute, using our advanced production technology and hope to see these products go commercial during this current fiscal year.

Composite tires – There are multiple applications for use of our polyurethane elastomer material as treads for new or retread tire casings. The first commercial application for this technology is being initiated by Desert Research Technology (“DRT), to manufacture paddle-type sand tires.  DRT has recently commenced commercial production of this product and we have begun to supply DRT with the chemical system necessary to produce the tires.  Our licensee, Qingdao Qizhou Rubber Company, LTD. (“Qingdao”) has told us that due to the slow-down in the international economy, it will not meet its original September 2008 deadline for commencing OTR tire retreads and we cannot estimate the extent of the delay at this time. However, once Qingdao’s OTR tire retread facility is operational, Qingdao will purchase the polyurethane elastomer chemical systems necessary to produce the OTR tire retreads directly from us.

Pneumatic tires – We continue to manufacture prototype passenger car tires to evaluate the properties of the tires in the laboratory and on vehicles. We have also provided prototype tires to other tire or automotive manufacturers for performance evaluation, which may include uniform tire quality grading or other performance testing and/or testing to non-U.S. safety standards. In addition, we have been working to finalize the elements of the manufacturing process that is intended to achieve a production rate of one tire per minute. In connection with our objective, during the period we announced that we have entered into a Phase I development program with a multi-billion dollar defense industry contractor that is a leader in aerospace composite technology.  The objective of the Phase I development program is to establish the base line performance characteristics of the polyurethane passenger car tire incorporating a “composite hoop” belt , as opposed to traditional tire belting material.  The objective of the composite hoop belt is to improve tire performance while simplifying the tire manufacturing process.

Polyurethane Foam Fire Retardant Material - We have recently formulated and tested flame retardant polyurethane foam for use as packaging material. The flame retardant material has performed well in flammability testing and exceeded the requirements of the UL 94-HB (Horizontal Burn) test. We are currently evaluating commercial applications for this product.

Factors Affecting Results of Operations

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

Valuation of Intangible Assets and Goodwill

At September 30, 2008, we had capitalized patent and trademark costs totaling $776,938.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Statement of Financial Accounting Standards “SFAS” No. 142, "Goodwill and Other Intangible Assets."  We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  On July 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”).  SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Under SFAS 123(R), stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The stock-based compensation expense recognized under SFAS 123(R) for the three month periods ended September 30, 2008 and 2007 was $70,480 and $80,195, respectively, and assumes all awards will vest.  Therefore, no reduction has been made for estimated forfeitures.

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

The following summary table presents a comparison of our results of operations for the three month periods ended September 30, 2008 and 2007 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Month Period Ended September 30,		Percent Change
	2008	2007	2008 vs. 2007
Net revenues (1)	$852,917	$662,830	28.7%
Cost of revenues	$572,626	$464,963	23.1%
Gross profit	$280,291	$197,867	41.6%
Selling, general, and administrative expenses (2)	$1,030,692	$1,087,383	(5.2%)
Consulting expenses (3)	$136,498	$30,919	341.5%
Research and development expenses	$107,623	$158,171	(32.0%)
Depreciation and amortization expenses	$69,864	$80,636	(13.4%)
Loss on sales and impairment of assets	$-	$(89)	(100%)
Other Income	$16,624	$69,219	(75.9%)
Net loss	$(1,047,762)	$(1,089,934)	(3.9%)

(1) Includes $33,333 and $50,000 of license revenue in the three month periods ended September 30, 2008 and 2007, respectively, with no associated cost of revenues for the periods.

(2) Includes deferred compensation associated with employee stock options of $70,480 and $80,195 in the three month periods ended September 30, 2008 and 2007, respectively.

(3) For the three months ended September 30, 2008 this amount includes $26,562 for the pro rata value of the stock option granted to Mr. Steinke during the period for services pursuant to a consulting agreement dated September 1, 2007. It also includes $9,131, representing the pro rata value of the stock option granted to Mr. Chacon during the period for services pursuant to a consulting agreement dated May 1, 2008. For the three months ended September 30, 2007 this amount includes $10,086 for the pro rata value of the stock option granted to Mr. Steinke.

Three Month Period Ended September 30, 2008 Compared to September 30, 2007

Net revenues.   We had net revenues of $852,917 for the three month period ended September 30, 2008, a 29% increase over net revenues of $662,830 for the three month period ended September 30, 2007. The 29% increase as compared with 2007 is due to a combination of an increase in product and new equipment sales offset by a small decrease in license fees.  Sales of our closed-cell polyurethane foam products ($729,673), equipment ($89,911) and licensee fees ($33,333) accounted for approximately 86%, 10% and 4%, respectively, of our net revenues for the three month period ended September 30, 2008.

The $729,673 of foam product revenues represents a 19% increase compared to $612,830 for the same period in 2007.  During the reporting period, we increased our number of product units sold to our original equipment manufacturer, retail chain and distributor customers by 13% over the three month period ended September 30, 2007, despite an overall weakness in U.S. consumer markets in 2008.

We had $33,333 of revenues derived from licensing fees compared to $50,000 for the three month period ended September 30, 2007. The decrease in license fees is a result of reaching the end of the license fee arrangement with our Chinese OTR retread licensee. Any additional revenue we may derive from our Chinese OTR retread licensee will come from the sale of equipment and/or chemical systems.

For the three month period ended September 30, 2008, we had $89,911 of revenues derived from sales of tire fill equipment, or approximately 10% of total net revenues. We had no revenue derived from sales of equipment for the three month period ended September 30, 2007.

Also during the three month period ended September 30, 2008 we had $16,785 and $2,608 of returns of our products and trade discounts, respectively, compared to $8,025 and $3,691, respectively, for the same period in 2007.

Cost of revenues.  Our cost of revenues of $572,626 for the three month period ended September 30, 2008, representing approximately 67% of net revenues, compared to cost of revenues of $464,963 or approximately 70% of net revenues for the three month period ended September 30, 2007.

For the three month period ended September 30, 2008 our cost of revenues related to foam products was $485,254, or 67% of foam product revenues, compared to $464,963, or 76% of foam product revenues for the same three month period in 2007. We believe that our cost of revenues related to foam products can continue to improve if our increased sales efforts generate additional product orders so that we can take advantage of manufacturing efficiencies.  We believe we currently have sufficient foam product manufacturing equipment and employees to accomplish a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

During the three month period ended September 30, 2008 our cost of revenues related to equipment sales was $87,372, or approximately 97% of equipment sales. As indicated in the Overview and Recent Developments section above, in order to penetrate the tire fill market we are supplying our customers with tire fill equipment effectively at our cost. We anticipate that profits from this initiative will be derived from the sale of tire fill material to our customers.

Gross Profit.  For the three month period ended September 30, 2008 we had $280,291 of gross profit compared to $197,867 for the same period in 2007.  Gross profit for the three month period ended September 30, 2008 increased by $82,424, or 42%, over same period in 2007 due primarily to the increase in foam product sales during the period detailed above. Because our profit margin on licensee fees (with no associated cost of revenues) and foam products is substantially higher than our profit margin on equipment, our gross profit margin in future periods will be influenced by the percent of total revenues derived from foam product sales, equipment sales and licensee fees, respectively.

Selling, General, and Administrative Expenses.  For the three month period ended September 30, 2008 we had $1,030,692 of SG&A expenses, including the amortization of deferred compensation, compared to $1,087,383 for the same period in 2007.  We amortized $70,480 of deferred compensation for the three month period ended September 30, 2007 compared to $80,195 for same period in 2007.  We expect our quarterly SG&A expenses to decrease during the balance of the 2009 fiscal year as a result of cost reduction measures currently being implemented.

Research and Development Expenses.  For the three month period ended September 30, 2008 we had $107,623 of research and development expenses compared to $158,171 for the same period in 2007.  Our research and development expenses for the three month period ended September 30, 2008, decreased by $50,548, or 32%, as compared with the same period in 2007 due primarily to a decrease in outside testing services and a reduction in research and development tooling expenses during the period.  We expect research and development expenses to slightly decrease over the balance of the fiscal year ending June 30, 2009.

Consulting Expenses.  For the three month period ended September 30, 2008, we had $136,498 in consulting expenses compared to $30,919 in consulting expenses for the same period in 2007.  Our consulting expenses for the three month period ended September 30, 2008, increase by $105,579, or 341% as compared with the same period in 2007 due primarily to our consulting agreement with our former CEO, Richard Steinke and our former Chief Chemical Systems Formulator, Manuel Chacon. We expect consulting expenses for the balance of the fiscal year to be consistent with the three month period ended September 30, 2008.

Depreciation and Amortization Expenses.  For the three month period ended September 30, 2008 we had $69,864 of depreciation and amortization expenses compared to $80,636 for the same period in 2007.  Our depreciation and amortization expenses for the three month period ended September 30, 2008 decreased by $10,772, or 13%, compared to the same period in 2007, due to reductions for fully depreciated assets.

Net Loss.  For the three month period ended September 30, 2008 we had a net loss of $1,047,762 compared to a net loss of $1,089,934 for the same period in 2007.  Our net loss for the three month period ended September 30, 2008 decreased by $42,172 as compared with the same period in 2007, due primarily to the increase in product sales.

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

Cash Flows

The following table sets forth our cash flows for the three month periods ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008	2007
Net cash used by operating activities	$(895,301)	$(1,039,169)
Net cash used in investing activities	(16,018)	(20,207)
Net cash provided by financing activities	-	-
Net (decrease) increase in cash and cash equivalents during period	$(911,319)	$(1,059,376)

Net Cash Used By Operating Activities.  Our primary sources of operating cash during the three month period ended September 30, 2008 was proceeds from prior period finance activities and collected accounts receivable.  Our primary uses of operating cash are payments made to our vendors and employees. Net cash used by operating activities was $895,301 for the three months ended September 30, 2008 compared to $1,039,169 for the same period in 2007.  The decrease in cash used in operating activities is due to increases in accounts payable and decrease in capital expenditures for the three months ended September 30, 2008 compared to the same period in 2007.  Non-cash items include depreciation and amortization and stock based compensation. Our net loss was $1,047,762 for the three months ended September 30, 2008 compared to a net loss of $1,089,934 for the same period in 2007.  Net loss for the three month period ended September 30, 2008 included non-cash expenses of $70,480 for stock-based compensation related to employee stock options, $35,692 for the issuance of a stock option for consulting services, $16,098 for stock issued/accrued for services.  Net loss for the three month period ended September 30, 2007 included non-cash expenses of $80,195 for stock-based compensation related to employee stock options.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $16,018 for the three month period ended September 30, 2008 and $20,207 for the same period in 2007.  Our primary uses of investing cash for the three month period ended September 30, 2008 were $11,155 deposits on patents and trademarks and $4,863 for property and equipment.  Our primary use of investing cash for the three month period ended September 30, 2007 was $13,648 for patents and trademarks and $7,303 for property and equipment.

Net Cash Provided by Financing Activities.  During the three months ended September 30, 2008 and September 30, 2007, we did not engage in any financing activities.

Cash Position and Outstanding Indebtedness

Our total indebtedness at September 30, 2008 was $289,347 in accounts payable, and $68,329 in accrued expenses and deferred revenues, and our total cash and cash equivalents were $789,872, none of which is restricted.  We have no long-term liabilities.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at September 30, 2008.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Facility lease (1)	$1,217,700	$295,200	$885,600	$36,900	$—

Total contractual cash obligations	$1,217,700	$295,200	$885,600	$36,900	$—

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

Although we believe that we will successfully implement our business plan to provide for additional revenues to offset operating costs, management cannot give any assurances that it will be able to do so or that we will ever operate profitably.  Our business plan assumes, among other things, that our revenues will increase from the sale of the new product lines, our raw materials expenses may increase, and our expenses from operations will decrease due to the cost reduction measures currently being implemented.

 At September 30, 2008, we had approximately $789,872 available to finance our operations plus approximately $592,127 in accounts receivable. We estimate that we will need approximately $1,500,000 to supplement our cash needs during the remainder of the 2009 fiscal year. We intend to issue common stock in lieu of cash as compensation for employment, development and other professional services when possible and seek project funding for business and technology development outside our core operations. We will seek to raise additional capital through the issuance of debt or equity securities. Our ability to obtain financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. If we do seek additional capital, we cannot assure you that we will be able to obtain financing on favorable terms or at all.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of his employment agreement, effective August 31, 2008, we issued 25,000 shares of common stock to our chief executive officer. The shares were valued at $4.04 per share, based on the closing price of the shares on the date of the stock award. The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Our Annual Meeting of Stockholders will be held in the Sunset Room at the Sunset Station Hotel and Casino, 1301 West Sunset Road, Henderson, Nevada 89014, on December 5, 2008, at 10:00 am, Pacific Time, to:

1. Elect eight directors to serve until the 2008 Annual Meeting of Stockholders;

2. Ratify the selection of HJ & Associates, LLC as the Company’s independent auditor for the Company’s fiscal year ending June 30, 2009;

3. Transact such other business as may properly come before the Annual Meeting or any adjournment thereof.

The foregoing matters are described in more detail in our Proxy Statement mailed to all stockholders and filed with the Commission on or about October 28, 2008.

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

Dated: November 14, 2008

AMERITYRE CORPORATION

/S/GARY N. BENNINGER

Gary N. Benninger

Chief Executive Officer

/S/ANDERS A. SUAREZ

Anders A. Suarez

Chief Financial Officer and

Principal Accounting Officer