Form 10-Q
period 2008-12-31
AMERITYRE CORP
filed 2009-02-17
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

December 31, 2008

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

 The number of shares outstanding of Registrant’s Common Stock as of February 4, 2009: 23,439,595

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

Our unaudited balance sheet at December 31, 2008 and our audited balance sheet at June 30, 2008; the related unaudited statements of operations for the three and six month periods ended December 31, 2008 and 2007; and the related unaudited statements of cash flows for the six month periods ended December 31, 2008 and 2007, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

ASSETS	Dec. 31, 2008	June 30, 2008
	(unaudited)
CURRENT ASSETS

Cash and cash equivalents	$361,211	$1,701,191
Accounts receivable – net	530,899	494,690
Inventory	805,291	819,403
Deposit on equipment	93,623	147,047
Deferred stock offering costs	5,000	-
Prepaid and other current assets	128,946	140,241

Total Current Assets	1,924,970	3,302,572

PROPERTY AND EQUIPMENT

Construction in progress	7,564	7,564
Leasehold improvements	162,683	162,683
Molds and models	509,058	495,214
Equipment	2,901,620	2,901,620
Furniture and Fixtures	100,142	100,142
Software	286,046	286,046
Less – accumulated depreciation	(2,950,991)	(2,831,691)

Total Property and Equipment	1,016,122	1,121,578

OTHER ASSETS

Patents and trademarks – net	665,945	658,534
Deposits	71,568	71,568

Total Other Assets	737,513	730,102

TOTAL ASSETS	$3,678,605	$5,154,252

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	Dec. 31, 2008	June 30, 2008
	(unaudited)
CURRENT LIABILITIES

Accounts payable	$283,355	$212,467
Accrued expenses	37,417	111,205
Deferred revenue – special projects	2,687	9,451

Total Current Liabilities	323,459	333,123

TOTAL LIABILITIES	323,459	333,123

STOCKHOLDERS’ EQUITY

Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 shares authorized of $0.001 par value, 23,439,595 and 23,429,595 shares issued and outstanding, respectively	23,437	23,427
Additional paid-in capital	56,513,260	56,275,163
Accrued interest on subscription notes receivable	(1,409)	(25,480)
Subscription notes receivable	(439,502)	(399,329)
Stock subscription deposits	320,562	-
Deferred consulting and directors’ compensation	-	(33,331)
Retained deficit	(53,061,202)	(51,019,321)

Total Stockholders’ Equity	3,355,146	4,821,129

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,678,605	$5,154,252

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(unaudited)

	For the Three Months Ended December 31,
	2008	2007

NET REVENUES
Products	$663,983	$474,019
Equipment	48,000	-
Licenses	-	60,001

Total Net Revenues	711,983	534,020

COST OF REVENUES
Products	484,985	303,340
Equipment	45,526	-

Total Cost of Revenues	530,511	303,340

GROSS PROFIT	181,472	230,680

EXPENSES
Consulting	132,359	144,185
Depreciation and amortization	64,791	70,636
Research and development	68,689	156,285
Loss on impairment of assets	2,305	551
Selling, general and administrative	929,096	951,000

Total Expenses	1,197,240	1,322,657

LOSS FROM OPERATIONS	(1,015,768)	(1,091,977)

OTHER INCOME
Interest income	9,784	59,703
Miscellaneous income	11,867	352

Total Other Income	21,651	60,055

NET LOSS	$(994,117)	$(1,031,922)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	23,453,725	23,393,272

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Operations
(unaudited)

	For the Six Months Ended December 31,
	2008	2007

NET REVENUES
Products	$1,393,656	$1,086,849
Equipment	137,911	-
Licenses	33,333	110,000

Total Net Revenues	1,564,900	1,196,849

COST OF REVENUES
Products	970,239	768,303
Equipment	132,898

Total Cost of Revenues	1,103,137	768,303

GROSS PROFIT	461,763	428,546

EXPENSES
Consulting	268,857	175,105
Depreciation and amortization	134,656	151,271
Research and development	176,312	314,456
Loss on impairment of assets	2,305	462
Selling, general and administrative	1,959,789	2,038,383

Total Expenses	2,541,919	2,679,677

LOSS FROM OPERATIONS	(2,080,156)	(2,251,131)

OTHER INCOME
Interest income	28,763	128,696
Miscellaneous income	9,510	579

Total Other Income	38,273	129,275

NET LOSS	$(2,041,883)	$(2,121,856)

BASIC AND DILUTED LOSS PER SHARE	$(0.09)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	23,445,736	23,412,640

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(unaudited)
	For the Six Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,041,883)	$(2,121,856)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	134,656	151,271
Loss on impairment of assets	2,305	462
Bad debt expense	5,345	-
Common stock issued/accrued for services	25,765	62,368
Stock options for services	71,384	42,083
Stock-based compensation expense related to employee options	140,959	172,959
Interest income on subscription notes receivable	(16,102)	(21,410)
Amortization of expense prepaid w/ common stock	33,331	31,666
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(41,554)	1,328
Decrease (Increase) in prepaid expenses	12,544	(64,135)
Decrease (Increase) in other assets	47,175	(6,154)
Decrease (Increase) in inventory	14,111	(67,414)
(Decrease) in accounts payable and accrued expenses	(9,663)	(190,428)
Net Cash Used by Operating Activities	(1,621,627)	(2,009,260)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(21,077)	(28,188)
Proceeds from the sale of property and equipment	-	744
Purchase of property and equipment	(17,839)	(24,333)
Net Cash Used by Investing Activities	(38,916)	(51,777)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscription deposits	320,562	-
Net Cash Provided by Financing Activities	320,562	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,339,981)	(2,061,037)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,701,191	5,788,602

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$361,211	$3,727,565

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2008 and June 30, 2008

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although we believe the disclosures and information presented are adequate to make the information not misleading. These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2008 Annual Report on Form 10-K.  Operating results for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $53,061,202 at December 31, 2008.  Although for the fiscal years ended June 30, 2006, 2007 and 2008, we have losses from operations and have used cash in our operating activities in excess of our revenues, we have had little, if any, debt and have consistently had a positive net tangible book value. In connection with the preparation of our financial statements for the year ended June 30, 2008, we analyzed our cash needs for fiscal 2009. Based on this analysis, we concluded that our available cash will not be sufficient to meet our current working capital, capital expenditure and other cash requirements for fiscal 2009.  In view of these conditions, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations.

Although we have effected reductions in operation costs during the six-month period ended December 31, 2008, which have helped to reduce our cash requirements, for the remaining six-months of this fiscal year, we estimate we will need an additional $500,000 to $1,000,000 in working capital. At December 31, 2008, we had $320,562 in stock subscription deposits related to the sale of our equity securities and subsequent to December 31, 2008, we raised approximately $139,805 in additional stock subscriptions for combined offering subscriptions of $460,367. (See NOTE 6 – SUBSEQUENT EVENTS.) Our ability to obtain further financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain financing on favorable terms or at all.  If our cash is insufficient to fund our business operations, our business operations could be adversely affected in the event we do not obtain additional financing and are unable to obtain such funding when needed.   Insufficient funds may require us to delay, scale back or eliminate expenses and or employees. If we cannot generate adequate sales of our products, or increase our revenues through other means, then we may be forced to cease operations.

Stock Based-Compensation Expense

On July 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). Our financial statements as of and for the six month periods ended December 31, 2008 and 2007 reflect the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the six month periods ended December 31, 2008 and 2007 was $140,959 and $172,959, respectively, related to employee stock options issued during the respective periods.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for the three and six month periods ended December 31, 2008 and 2007 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2008 and June 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Six Months Ended December 31,
	2008	2007
Loss (numerator)	$(2,041,883)	$(2,121,856)
Shares (denominator)	23,445,736	23,412,640
Per share amount	$(0.09)	$(0.09)

Our outstanding stock options have been excluded from the basic and fully diluted net loss per share calculation. We excluded 5,102,370 and 3,985,000 common stock equivalents for the six month periods ended December 31, 2008 and 2007, respectively, because they are anti-dilutive.

Income Tax

We file federal income tax returns in the U.S. and state income tax returns in those state jurisdictions where we are required to file. With few exceptions, we are no longer subject to U.S. federal, state or and local income tax examinations by tax authorities for years before June 30, 2004. We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007, the first day of our current fiscal year. As a result of the implementation of Interpretation 48, no adjustment should be made for unrecognized tax benefits.  There are no tax positions included in the balance at December 31, 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.  Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 3 - STOCK OPTIONS AND WARRANTS

General Option Information

During the six month period ended December 31, 2008, we did not grant any options. During the six month period ended December 31, 2007, we granted options to acquire an aggregate of 250,000 shares of our common stock to certain employees and consultants in connection with their employment (the “Employment Options”). The Employment Options granted during the six month period ended December 31, 2007 vest annually over a period of one to two years based on the employee’s continued employment. The exercise price for the Employment Options granted during the period was $4.04 per share.  We use the Black-Scholes model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions, including volatility of our stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because we do not pay dividends, the dividend rate variable in the Black-Scholes model is zero.

We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

	For the six month period ended December 31, 2008	For the six month period ended December 31, 2007
Risk free interest rate	N/A	4.64%
Expected life	N/A	5 years
Expected volatility	N/A	55%
Dividend yield	N/A	0%

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2008 and June 30, 2008

NOTE 3 - STOCK OPTIONS AND WARRANTS (Continued)

A summary of the status of our outstanding stock options as of December 31, 2008 and June 30, 2008 and changes during the periods then ended is presented below:

	December 31, 2008		June 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	4,260,000	$6.34	3,915,000	$6.81
Granted	-	-	525,000	$2.89
Expired/Cancelled	-	-	(180,000)	$6.51
Exercised	-	-	-	-
Outstanding end of period	4,260,000	$6.34	4,260,000	$6.34
Exercisable	3,835,000	$6.75	3,835,000	$6.75

The following table summarizes the range of outstanding and exercisable options as of December 31, 2008:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at Dec. 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Dec. 31, 2008	Weighted Average Exercise Price
$1.79	200,000	4.37	$1.79	-	$ -
2.02	75,000	4.25	2.02	-	-
3.55	25,000	1.04	3.55	25,000	3.55
4.04	250,000	3.62	4.04	100,000	4.04
4.31	30,000	1.18	4.31	30,000	4.31
5.36	150,000	1.50	5.36	150,000	5.36
6.40	105,000	0.96	6.40	105,000	6.40
6.60	425,000	1.50	6.60	425,000	6.60
7.00	3,000,000	0.70	7.00	3,000,000	7.00
$1.79-$7.00	4,260,000	1.23	6.34	3,835,000	6.75

As of December 31, 2008, the unrecognized stock-based compensation related to stock options was approximately $356,761. This cost is expected to be expensed over a period of 2.50 years.

General Warrant Information

The following table summarizes outstanding warrants to purchase our common stock at December 31, 2008.

Number of Warrants Outstanding at December 31, 2008	Expiration Date	Exercise Price
102,825	2/1/2009	$5.00
103,825	2/1/2011	$5.50
510,720	March 2009	$4.50
550,000	5/1/2009	$4.50
1,267,370

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2008 and June 30, 2008

NOTE 4 - STOCK ISSUANCES

In December 2008, we approved the issuance of an aggregate of 10,000 shares (5,000 shares each) of our restricted common stock to two of our former non-employee Directors as additional compensation for their board services for the period from December 31, 2007 to November 30, 2008. The value of the shares was $3,000, based on the closing price of $0.30 per share. The shares were issued in January 2009.

At December 31, 2008, we had received $320,562 in stock subscription deposits related to the February 2009 private placement of our securities.  (See Note 6 – SUBSEQUENT EVENT).

NOTE 5 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists of chemicals, finished goods produced in our plant and products purchased for resale.

	Dec. 31, 2008 (Unaudited)	June 30, 2008
Raw Materials	$249,469	$275,282
Finished Goods	$555,822	$544,120
Total Inventory	$805,291	$819,402

NOTE 6 – SUBSEQUENT EVENT

Effective February 5, 2009, the Company completed the private placement of its securities in the form of units (the “Units”) at a price of $1.00 per Unit for an aggregate purchase price of $460,367 (the “February 2009 Private Placement’). Each Unit consists of four (4) shares of common stock and one (1) warrant to purchase one share of common stock, exercisable for two years at an exercise price of $0.50 per share.  The Company sold an aggregate of 455,955 Units, or 1,823,820 shares and 455,955 warrants.  Certain of the Company’s Directors participated in the offering and purchased an aggregate of 25,155 Units for aggregate cash proceeds of $29,563.70, or an average of approximately $1.175 per Unit, which amount represents a price in excess of the per share market value of the our Common Stock at the time of purchase.

Reference is made to the Company’s current report on Form 8-K filed on May 3, 2007 relating to a private placement of units sold pursuant to a (i) Securities Purchase Agreement, dated as of April 30, 2007, among the Company, Enable Growth Partners LP (“Enable Growth”), Enable Opportunity Partners LP (“Enable Opportunity”), and Pierce Diversified Strategy Master Fund LLC (“Pierce” and, together with Enable Growth and Enable Opportunity, the “Buyers”); (ii) Registration Rights Agreement, dated as of April 30, 2007, among the Company and the Buyers; and (iii) Form of Warrant to Purchase Common Stock (collectively the “Enable Transaction Documents”).

Pursuant to the Enable Transaction Documents, the Company issued to the Buyers warrants to purchase up to 550,000 shares of the Company’s common stock (the “Initial Warrants”).  For so long as any of the Initial Warrants remain outstanding and at such time as the Company sells shares of common stock at a purchase price less than the exercise price of the Initial Warrants (a “Dilutive Issuance”), the Company is required to issue to the Buyers additional warrants (“Anti-Dilution Warrants”) and to set the exercise price of the Initial Warrants and the Anti-Dilution Warrants at the same price per share as the shares of common stock the Company sold in the February 2009 Private Placement.  Accordingly, the Company is obligated to reduce the exercise price of the Initial Warrants to  $0.25 per share and also issue  Anti-Dilution Warrants to purchase up to an additional 994,577 shares of the Company’s common stock at an exercise price of $0.25 per share.  The Initial Warrants and the Anti-Dilution Warrants will expire on May 1, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products  or developments; future economic conditions, performance or outlook; the outcome of contingencies; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The following are some factors we believe could cause our actual results to differ materially from expected or historical results:

•   We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.

  •   Our future success will depend on our ability to develop new products and technologies that achieve market acceptance in our current and future markets.

  •   We cannot predict the consequences of future geo-political events, but they may affect adversely the markets in which we operate, our ability to insure against risks, our operations or our profitability.

  •   The inability of our key suppliers to timely deliver our raw materials,  components or parts, could cause our products to be produced in an untimely or unsatisfactory manner.

  •   Third parties may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.

  •   We are subject to customer credit risk.

  •   We face certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity.

  •   In order to be successful, we must attract and retain key employees, and failure to do so could seriously harm us.

  •   The effects of the recession in the United States and general downturn in the global economy, including financial market disruptions, could have an adverse impact on our business, operating results or financial position.

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

Low duty tires – We recently announced that Supergrip, a leading distributor of superior commercial grade industrial and mining tires, has selected us to manufacture and supply a new line of long-wearing, flat-proof polyurethane tires. The tires will be manufactured in multiple sizes for a variety of commercial applications using the unique, proprietary polyurethane formulations developed by Amerityre.  The tires will be orange in color and carry the Supergrip brand name. We anticipate that we will make our first delivery of Supergrip tires in February 2009.

Solid tires –We have demonstrated the capability of making cost competitive solid polyurethane elastomer forklift tires at the rate of one tire per minute using our advanced production technology.  We have designed and engineered a forklift tire design for a potential customer and expect field testing can be completed during April 2009, so that we can begin commercial production during this current fiscal year.

Tire fill and Tire Fill Equipment – Through research and testing, we have found that our Amerifill® material is not compatible with most tire fill equipment in use today. Therefore, our customers must also acquire the necessary tire fill equipment to use our materials. In order to penetrate this market we are supplying our customers with tire fill equipment at a price slightly above our cost. We intend that profits from this initiative will be derived from the sale of Amerifill® to our customers. Since launching this program in the spring of 2008 we have completed shipment of six (6) light-weight fill machines.

Composite tires – There are multiple applications for use of our polyurethane elastomer material as treads for new or retread tire casings. The first commercial application for this technology was initiated by Desert Research Technology (“DRT) to manufacture paddle-type sand tires.  DRT  commenced commercial production of this product and we have supplied DRT with small amounts of the chemical system necessary to produce the tires.  However, the general economic downturn in the U.S has slowed DRT’s production and, as a result, our sales of chemical systems to DRT have also slowed.  Further, our licensee, Qingdao Qizhou Rubber Company, LTD. (“Qingdao”) has told us that due to the slow-down in the international economy, it cannot provide us with a target date  for commencing the production of OTR tire retreads. However, if Qingdao’s OTR tire retread facility becomes operational, Qingdao will purchase the polyurethane elastomer chemical systems necessary to produce the OTR tire retreads directly from us.

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

Polyurethane Foam Fire Retardant Material – We have formulated and tested in small quantities a flame retardant polyurethane foam for use as packaging material. The flame retardant material has performed well in flammability testing and exceeded the requirements of the UL 94-HB (Horizontal Burn) test. We are currently evaluating commercial applications for this product and the related capital equipment costs and expenses associated with producing and marketing this product in commercial quantities.

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

Valuation of Intangible Assets and Goodwill

At December 31, 2008, we had capitalized patent and trademark costs totaling $665,945.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Statement of Financial Accounting Standards “SFAS” No. 142, "Goodwill and Other Intangible Assets."  We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  On July 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”).  SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Under SFAS 123(R), stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The stock-based compensation expense recognized under SFAS 123(R) for the six month periods ended December 31, 2008 and 2007 was $140,959 and $172,959, respectively, and assumes all awards will vest.  Therefore, no reduction has been made for estimated forfeitures.

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

The following summary table presents a comparison of our results of operations for the three and six month periods ended December 31, 2008 and 2007 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended Dec. 31,			Six Months Ended Dec. 31,
	2008	2007	Change	2008	2007	Change
Net revenues (1)	$711,983	$534,020	33.3%	$1,564,900	$1,196,849	30.7%
Cost of revenues	$530,511	$303,340	74.9%	$1,103,137	$768,303	43.6%
Gross profit	$181,472	$230,680	(21.3%)	$461,763	$428,546	7.7%
Selling, general, and administrative expenses (2)	$929,096	$951,000	(2.3%)	$1,959,789	$2,038,383	(3.8%)
Consulting (3)	$132,359	$144,185	(8.2%)	$268,857	$175,105	53.5%

Research and development expenses	$68,689	$156,285	(56.0%)	$176,312	$314,456	(43.9%)
Depreciation and amortization expenses	$64,791	$70,636	(8.3%)	$134,656	$151,271	(10.9%)
Loss on sales and impairment of assets	$2,305	$551	318.3%	$2,305	$462	398.9%
Other Income	$21,651	$60,055	(63.9%)	$38,273	$129,275	(70.4%)
Net loss	$(994,117)	$(1,031,922)	(3.6%)	$(2,041,883)	$(2,121,856)	(3.7%)

(1) For the three and six months ended December 31, 2008 the amounts include zero and $33,333, respectively, of license revenue with no associated cost of revenues for the period. Includes $60,001 and $110,001, respectively, of license revenue in the three and six months ended December 31, 2007 with no associated cost of revenues for the period.

(2) Includes deferred compensation for employee stock options of $70,480 and $92,764 in the three month periods ended December 31, 2008and 2007 respectively, and deferred compensation for employee stock options of $140,959 and $172,959 in the six month periods ended December 31, 2008and 2007 respectively.

(3) For the six months ended December 31, 2008 this amount includes $53,123 for the pro rata value of the stock option granted to Mr.

Steinke during the period for services pursuant to a consulting agreement dated September 1, 2007. It also includes $18,261, representing the pro rata value of the stock option granted to Mr. Chacon during the period for services pursuant to a consulting agreement dated May 1,

2008. For the six months ended December 30, 2007 this amount includes $42,082 for the pro rata value of the stock option granted to Mr. Steinke.

Three Month Period Ended December 31, 2008 Compared to December 31, 2007

Net revenues.   We had net revenues of $711,983 for the three month period ended December 31, 2008, a 33% increase over net revenues of $534,020 for the three month period ended December 31, 2007. The 33% increase as compared with 2007 is due to a combination of an increase in product and new equipment sales offset by a decrease in license fees.  Sales of our closed-cell polyurethane foam products ($663,983) and equipment ($48,000) accounted for approximately 93% and 7%, respectively, of our net revenues for the three month period ended December 31, 2008. Sales of our closed-cell polyurethane foam products ($474,019) and license revenues ($60,000) accounted for approximately 89% and 11%, respectively, of our net revenues for the three month period ended December 31, 2007.

The $663,983 of foam product revenues represents a 40% increase compared to $474,019 for the same period in 2007.  During the reporting period, we increased our number of product units sold to our original equipment manufacturer, retail chain and distributor customers by 30% over the three month period ended December 31, 2007, despite an overall weakness in U.S. consumer markets in 2008.

We had no revenues derived from licensing fees compared to $60,001 for the three month period ended December 31, 2007. The decrease in license fees is a result of reaching the end of the license fee arrangement with our Chinese OTR retread licensee. During the three month period ended December 31, 2008, our Chinese OTR retread licensee paid us $20,000 towards its outstanding licensee fee obligation and informed us that no further payments would be forthcoming until the licensee’s financial condition improved. At December 31, 2008, our Chinese OTR retread licensee owed us $230,000. Other than the outstanding licensee fees, any additional revenue we may derive from our Chinese OTR retread licensee will come from the sale of equipment and/or chemical systems once international economic conditions improve enough for the licensee to commence production of OTR retreads.

For the three month period ended December 31, 2008, we had $48,000 of revenues derived from sales of tire fill equipment, or approximately 7% of total net revenues. We had no revenue derived from sales of equipment for the three month period ended December 31, 2007.

Also during the three month period ended December 31, 2008 we had $4,104 and $4,886 of returns of our products and trade discounts, respectively, compared to $4,131 and $2,763, respectively, for the same period in 2007.

Cost of revenues.  Our cost of revenues of $530,511 for the three month period ended December 31, 2008, representing approximately 74.5% of net revenues, compared to cost of revenues of $303,340 or approximately 57% of net revenues for the three month period ended December 31, 2007.

For the three month period ended December 31, 2008 our cost of revenues related to foam products was $484,985, or 73% of foam product revenues, compared to $303,340, or 64% of foam product revenues for the same three month period in 2007. The increase in our cost of revenues over the prior comparative period was a result of increased raw material costs. However, we do not expect our raw material costs to continue to increase during the balance of the fiscal year because our raw material costs have recently started to decline.  As, a result, we believe that our cost of revenues related to foam products will decease. In addition, we believe our increased sales efforts will generate additional product orders so that we can take advantage of manufacturing efficiencies associated with operating our factory at higher capacities.  We believe we currently have sufficient foam product manufacturing equipment and employees to accomplish a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

During the three month period ended December 31, 2008 our cost of revenues related to equipment sales was $45,526, or approximately 95% of equipment sales. As indicated in the Overview and Recent Developments section above, in order to penetrate the tire fill market, we are supplying our customers with tire fill equipment effectively at our cost. We anticipate that profits from this initiative will be derived from the sale of tire fill material to our customers.

Gross Profit.  For the three month period ended December 31, 2008 we had $181,472 of gross profit compared to $230,680 for the same period in 2007.  Gross profit for the three month period ended December 31, 2008 decreased by $49,208, or 21%, over same period in 2007 due primarily to the increased raw material costs over the first part of this quarter.

Selling, General, and Administrative Expenses.  For the three month period ended December 31, 2008 we had $929,096 of SG&A expenses, including the amortization of deferred compensation, compared to $951,000 for the same period in 2007.  We amortized $70,480 of deferred compensation for the three month period ended December 31, 2008 compared to $92,764 for same period in 2007.  We expect our quarterly SG&A expenses to decrease during the balance of the 2009 fiscal year as a result of overall cost reduction measures currently being implemented in multiple areas, including annual board compensation, employee compensation, employee health insurance,  corporate governance  expenses, advertising and outside services.

Research and Development Expenses.  For the three month period ended December 31, 2008 we had $68,689 of research and development expenses compared to $156,285 for the same period in 2007.  Our research and development expenses for the three month period ended December 31, 2008, decreased by $87,596, or 56%, as compared with the same period in 2007 due primarily to a decrease in outside testing services and a reduction in research and development tooling expenses during the period.  We intend to closely monitor our research and development costs so that our expenditures more specifically relate to products that can be commercialized in the relatively short term and as a result we expect research and development expenses to continue to decrease over the balance of the fiscal year ending June 30, 2009 as compared to the prior fiscal year.

Consulting Expenses.  For the three month period ended December 31, 2008, we had $132,359 in consulting expenses compared to $144,185 in consulting expenses for the same period in 2007.  Our consulting expenses for the three month period ended December 31, 2008, decreased slightly by $11,826, or 8% as compared with the same period in 2007. We expect consulting expenses for the balance of the fiscal year to be consistent with the three month period ended December 31, 2008.

Depreciation and Amortization Expenses.  For the three month period ended December 31, 2008 we had $64,791 of depreciation and amortization expenses compared to $70,636 for the same period in 2007.  Our depreciation and amortization expenses for the three month period ended December 31, 2008 decreased by $5,845, or 8%, compared to the same period in 2007, due to reductions for fully depreciated assets.

Net Loss.  For the three month period ended December 31, 2008 we had a net loss of $994,117 compared to a net loss of $1,031,922 for the same period in 2007.  Our net loss for the three month period ended December 31, 2008 decreased by $37,805 as compared with the same period in 2007, due primarily to the increase in product sales and cost reduction measures described above.

Six Month Period Ended December 31, 2008 Compared to December 31, 2007

Net revenues.   We had net revenues of $1,564,900 for the six month period ended December 31, 2008, a 30% increase over net revenues of $1,196,849 for the six month period ended December 31, 2007. The 30% increase as compared with 2007 is due to a combination of an increase in product and new equipment sales offset by a decrease in license fees.  Sales of our closed-cell polyurethane foam products ($1,393,656), equipment ($137,911)

and licensee fees ($33,333) accounted for approximately 89%, 9% and 2%, respectively, of our net revenues for the six month period ended December 31, 2008.

The $1,393,656 of foam product revenues represents a 28% increase compared to $1,086,849 for the same period in 2007.  During the reporting period, we increased our number of product units sold to our original equipment manufacturer, retail chain and distributor customers by 20% over the six month period ended December 31, 2007, despite an overall weakness in U.S. consumer markets in 2008.

We had $33,333 of revenues derived from licensing fees compared to $110,000 for the six month period ended December 31, 2007. The decrease in license fees is a result of reaching the end of the license fee arrangement with our Chinese OTR retread licensee. Any additional revenue we may derive from our Chinese OTR retread licensee will come from the sale of equipment and/or chemical systems, provide international economic conditions improve enough for the licensee to commence production of OTR retreads.

For the six month period ended December 31, 2008, we had $137,911 of revenues derived from sales of tire fill equipment, or approximately 10% of total net revenues. We had no revenue derived from sales of equipment for the six month period ended December 31, 2007.

Also during the six month period ended December 31, 2008 we had $20,887 and $7,494 of returns of our products and trade discounts, respectively, compared to $12,158 and $6,454 respectively, for the same period in 2007.

Cost of revenues.  Our cost of revenues of $1,103,137 for the six month period ended December 31, 2008, representing approximately 70% of net revenues, compared to cost of revenues of $768,303 or approximately 64% of net revenues for the six month period ended December 31, 2007.

For the six month period ended December 31, 2008 our cost of revenues related to foam products was $970,239, or 69% of foam product revenues, compared to $768,303, or 70% of foam product revenues for the same six month period in 2007. During the six month period ended December 31, 2008 our cost of revenues related to equipment sales was $132,898, or approximately 96% of equipment sales. As indicated in the Overview and Recent Developments section above, in order to penetrate the tire fill market we are supplying our customers with tire fill equipment effectively at our cost. We anticipate that profits from this initiative will be derived from the sale of tire fill material to our customers.

Gross Profit.  For the six month period ended December 31, 2008 we had $461,763 of gross profit compared to $428,546 for the same period in 2007.  Gross profit for the six month period ended December 31, 2008 increased slightly by $33,217, or 7.7%, over same period in 2007 due primarily to the increase in foam product and equipment sales offset by a decrease on license fees. Because our profit margin on licensee fees (with no associated cost of revenues) and foam products is substantially higher than our profit margin on equipment, our gross profit margin in future periods will be influenced by the percent of total revenues derived from foam product sales, equipment sales and licensee fees, respectively.

Selling, General, and Administrative Expenses.  For the six month period ended December 31, 2008 we had $1,959,789 of SG&A expenses, including the amortization of deferred compensation, compared to $2,038,383 for the same period in 2007.  We amortized $140,959 of deferred compensation for the six month period ended December 31, 2007 compared to $172,959 for same period in 2007.  We expect our quarterly SG&A expenses to decrease during the balance of the 2009 fiscal year as a result of overall cost reduction measures implemented during the three month period ended December 31, 2008.

Research and Development Expenses.  For the six month period ended December 31, 2008 we had $176,312 of research and development expenses compared to $314,456 for the same period in 2007.  Our research and development expenses for the six month period ended December 31, 2008, decreased by $138,144, or 44%, as compared with the same period in 2007 due primarily to a decrease in outside testing services and a reduction in research and development tooling expenses during the period.  We expect research and development expenses to slightly decrease over the balance of the fiscal year ending June 30, 2009.

Consulting Expenses.  For the six month period ended December 31, 2008, we had $268,857 in consulting expenses compared to $175,105 in consulting expenses for the same period in 2007.  Our consulting expenses for the six month period ended December 31, 2008, increase by $93,752, or 53% as compared with the same period in 2007 due primarily to our consulting agreement with our former CEO, Richard Steinke and our former Chief Chemical Systems Formulator, Manuel Chacon. We expect consulting expenses for the balance of the fiscal year to be consistent with the six month period ended December 31, 2008.

Depreciation and Amortization Expenses.  For the six month period ended December 31, 2008 we had $134,656 of depreciation and amortization expenses compared to $151,271 for the same period in 2007.  Our depreciation and amortization expenses for the six month period ended December 31, 2008 decreased by $16,615, or 11%, compared to the same period in 2007, due to reductions for fully depreciated assets.

Net Loss.  For the six month period ended December 31, 2008 we had a net loss of $2,041,883 compared to a net loss of $2,121,856 for the same period in 2007.  Our net loss for the six month period ended December 31, 2008 decreased by $79,973 as compared with the same period in 2007, due primarily to the increase in product sales.

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

Cash Flows

The following table sets forth our cash flows for the six month periods ended December 31, 2008 and 2007.

	Six Months Ended December 31,
	2008	2007

Net cash used by operating activities	$(1,621,628)	$(2,009,260)
Net cash used in investing activities	(38,915)	(51,777)
Net cash provided by financing activities	320,562	-
Net (decrease) increase in cash and cash equivalents during period	$(1,339,981)	$(2,061,037)

Net Cash Used By Operating Activities.  Our primary sources of operating cash during the six month period ended December 31, 2008 was proceeds from finance activities and collected accounts receivable.  Our primary uses of operating cash are payments made to our vendors and employees. Net cash used by operating activities was $1,621,628 for the six months ended December 31, 2008 compared to $2,009,260 for the same period in 2007.  The decrease in cash used in operating activities is due to decreases in prepaid expenses, other assets and inventory for the six months ended December 31, 2008 compared to the same period in 2007.  Non-cash items include depreciation and amortization and stock based compensation. Our net loss was $2,041,883 for the six months ended December 31, 2008 compared to a net loss of $2,121,855 for the same period in 2007.  Net loss for the six month period ended December 31, 2008 included non-cash expenses of $140,959 for stock-based compensation related to employee stock options, $71,384 for the issuance of a stock option for consulting services, $25,765 for stock issued/accrued for services.  Net loss for the six month period ended December 31, 2007 included non-cash expenses of $172,959 for stock-based compensation related to employee stock options.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $38,915 for the six month period ended December 31, 2008 and $51,777 for the same period in 2007.  Our primary uses of investing cash for the six month period ended December 31, 2008 were $21,077 deposits on patents and trademarks and $16,148 for property and equipment.  Our primary use of investing cash for the six month period ended December 31, 2007 was $28,188 for patents and trademarks and $23,589 related to property and equipment.

Net Cash Provided by Financing Activities.  During the six months ended December 31, 2008 financing activities provided net cash of $320,562 for the issuance of common stock for cash. During the six months ended December 31, 2007, we did not engage in any financing activities.

Cash Position, Outstanding Indebtedness, and Future Capital Requirements

Our total indebtedness at December 31, 2008 was $323,459 and our total cash and cash equivalents were $361,211, none of which is restricted. Our total indebtedness at December 31, 2008 includes $283,355 in accounts payable, and $40,104 in accrued expenses and deferred revenues. We have no long-term liabilities.

In an effort to increase revenues, we have recently expanded our product lines and begun the sale of polyurethane foam tire fill and solid polyurethane elastomer tires. In the past, we offered aggressive sales projections based on our assessment of our planned sales initiatives. Despite the overall downturn experienced in both the U.S. and international economies over the past several quarters, we believe the increased revenues reported for the three and six month periods ended December 31, 2008 are only beginning to reflect our progress toward our sales projections, which we anticipate will become more apparent during our fiscal year ending June 30, 2009. In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain additional financing or capital sources, to meet our financing requirements, and ultimately to achieve profitable operations.

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

 At December 31, 2008, we had approximately $361,211 available to finance our operations which includes $320,562 in stock subscription deposits related to the sale of our equity securities. Subsequent to December 31, 2008, we have raised an additional approximately $139,805 in additional stock subscriptions, for combined offering subscriptions of $460,367.  (See NOTE 6 – SUBSEQUENT EVENTS.)  Although we have effected reductions in operation costs during the six-month period ended December 31, 2008, which have helped to reduce our cash requirement, for the remaining six-months of this fiscal year, we estimate we will need an additional $500,000 to $1,000,000 in working capital. To help reduce our cash needs, we intend to offer, where appropriate, shares of our common stock in lieu of cash as compensation for employment, development and other professional services when possible and seek project funding for business and technology development outside our core operations. Our ability to obtain further financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain financing on favorable terms or at all.  If our cash is insufficient to fund our business operations, our business operations could be adversely affected in the event we do not obtain additional financing and are unable to obtain such funding when needed.   Insufficient funds may require us to delay, scale back or eliminate expenses and or employees. If we cannot generate adequate sales of our products, or increase our revenues through other means, then we may be forced to cease operations.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at December 31, 2008.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Facility lease (1)	$1,143,900	$295,200	$848,700	$—	$—

Total contractual cash obligations	$1,143,900	$295,200	$848,700	$—	$—

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial position set forth under Item 1A. “Risk Factors” in our Fiscal 2008 Form 10-K. Other than the new risk factor below relating to the effects of the recession in the U.S. and general downturn in the global economy, we do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2008 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem not to be material may also impair our business operations.

     The effects of the recession in the U.S. and general downturn in the global economy, including financial market disruptions, could have an adverse impact on our business, operating results or financial position. The U.S. economy is in recession and there has been a general downturn in the global economy. A continuation or worsening of these conditions, including the ongoing credit and capital markets disruptions, could have an adverse impact on our business, operating results or financial position in a number of ways. For example:

  •   We may experience declines in revenues and cash flows as a result of reduced orders, payment delays or other factors caused by the economic problems of our customers and prospective customers.

  •   We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and customers.

  •   We may incur increased costs or experience difficulty with about ability to borrow in the future or otherwise with financing our operating, investing (including any future acquisitions) or financing activities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

.ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held in the Sunset Room at the Sunset Station Hotel and Casino, 1301 West Sunset Road, Henderson, Nevada 89014, on December 5, 2008, at 10:00 am, Pacific Time, to:

1. Elect eight directors to serve until the 2008 Annual Meeting of Stockholders; and

2. Ratify the selection of HJ & Associates, LLC as the Company’s independent auditor for the Company’s fiscal year ending June 30, 2009.

The results of the voting were as follows:

1. Directors	For	Against	Withheld
Louis M. Haynie	15,921,779	2,011,031	492,050
Henry D. Moyle	16,138,746	1,856,577	429,537
Wesley G. Sprunk	16,152,241	1,845,582	427,037
Fred D. Olsen	15,955,383	2,042,410	418,981
Steve M. Hanni	17,849,981	155,898	418,981
David M. Brown	14,526,822	2,759,706	1,138,332
Frank E. Dosal	17,943,728	59,651	421,481
Gary N. Benninger	17,943,728	62,151	418,981

2. Ratify HJ & Associates, LLC	16,565,173	42,037	1,817,649

A total of 18,424,860 shares were represented at the meeting in person or by proxy, or approximately 78% of the total 23,454,595 shares eligible to vote.

ITEM 5.  OTHER INFORMATION

Subsequent to the Annual Meeting of Stockholders, we announced the voluntary resignation of two directors, Fred Olson and David Brown, effective December 15, 2008, because we determined to enact cost-cutting measures that included a reduction in board compensation and size.  In keeping with that decision, Mr. Olson and Mr. Brown each expressed willingness to resign from the board at that time.

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

Dated: February 13, 2008

AMERITYRE CORPORATION

/S/GARY N. BENNINGER

Gary N. Benninger

Chief Executive Officer

/S/ANDERS A. SUAREZ

Anders A. Suarez

Chief Financial Officer and

Principal Accounting Officer