Form 10-Q
period 2009-03-31
AMERITYRE CORP
filed 2009-05-15
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2009

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

(702) 294-2689

(Issuer’s telephone number)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer ☐         Non-accelerated filer    ☒       Smaller reporting company ☐

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No☒

 The number of shares outstanding of Registrant’s Common Stock as of May 8, 2009: 26,233,644

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

Our unaudited balance sheet at March 31, 2009 and our audited balance sheet at June 30, 2008; the related unaudited statements of operations for the three and nine month periods ended March 31, 2009 and 2008; and the related unaudited statements of cash flows for the nine month periods ended March 31, 2009 and 2008, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

ASSETS	Mar. 31, 2009	June 30, 2008
	(unaudited)
CURRENT ASSETS

Cash and cash equivalents	$23,928	$1,701,191
Accounts receivable – net	785,882	494,690
Inventory	780,883	819,403
Deposit on equipment	29,907	147,047
Prepaid and other current assets	96,372	140,241

Total Current Assets	1,716,972	3,302,572

PROPERTY AND EQUIPMENT

Construction in progress	7,564	7,564
Leasehold improvements	162,683	162,683
Molds and models	528,785	495,214
Equipment	2,901,414	2,901,620
Furniture and Fixtures	100,142	100,142
Software	286,046	286,046
Less – accumulated depreciation	(3,004,248)	(2,831,691)

Total Property and Equipment	982,386	1,121,578

OTHER ASSETS

Patents and trademarks – net	667,200	658,534
Deposits	71,568	71,568

Total Other Assets	738,768	730,102

TOTAL ASSETS	$3,438,126	$5,154,252

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	Mar. 31, 2009	June 30, 2008
	(unaudited)
CURRENT LIABILITIES

Accounts payable	$492,432	$212,467
Accrued expenses	237,461	111,205
Deferred revenue – special projects	7,134	9,451

Total Current Liabilities	737,027	333,123

TOTAL LIABILITIES	737,027	333,123

STOCKHOLDERS’ EQUITY

Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 shares authorized of $0.001 par value, 26,189,894 and 23,429,595 shares issued and outstanding, respectively	26,188	23,427
Additional paid-in capital	56,860,764	56,275,163
Accrued interest on subscription notes receivable	(6,285)	(25,480)
Subscription notes receivable	(439,502)	(399,329)
Stock subscription receivable	(500)	-
Deferred consulting and directors’ compensation	-	(33,331)
Retained deficit	(53,739,566)	(51,019,321)

Total Stockholders’ Equity	2,701,099	4,821,129

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,438,126	$5,154,252

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2009	2008

NET REVENUES
Products	$622,319	$778,862
Equipment	152,250	-
Licenses	-	50,000

Total Net Revenues	774,569	828,862

COST OF REVENUES
Products	461,894	563,529
Equipment	133,399	-

Total Cost of Revenues	595,293	563,529

GROSS PROFIT	179,276	265,333

EXPENSES
Consulting	18,616	101,510
Depreciation and amortization	60,025	69,482
Research and development	9,425	146,811
Selling, general and administrative	776,892	1,007,785

Total Expenses	864,958	1,325,588

LOSS FROM OPERATIONS	(685,682)	(1,060,255)

OTHER INCOME
Interest income	4,877	53,430
Miscellaneous income	2,442	1,509

Total Other Income	7,319	54,939

NET LOSS	$(678,363)	$(1,005,316)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,972,322	23,426,170

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Operations
(unaudited)

	For the Nine Months Ended March 31,
	2009	2008

NET REVENUES
Products	$2,015,975	$1,865,711
Equipment	290,161	-
Licenses	33,333	160,000

Total Net Revenues	2,339,469	2,025,711

COST OF REVENUES
Products	1,432,133	1,331,832
Equipment	266,297	-

Total Cost of Revenues	1,698,430	1,331,832

GROSS PROFIT	641,039	693,879

EXPENSES
Consulting	287,473	276,615
Depreciation and amortization	194,680	220,753
Research and development	185,737	461,267
Loss on impairment of assets	2,305	462
Selling, general and administrative	2,736,682	3,046,168

Total Expenses	3,406,877	4,005,265

LOSS FROM OPERATIONS	(2,765,838)	(3,311,386)

OTHER INCOME
Interest income	33,640	182,126
Miscellaneous income	11,953	2,088

Total Other Income	45,593	184,214

NET LOSS	$(2,720,245)	$(3,127,172)

BASIC AND DILUTED LOSS PER SHARE	$(0.11)	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	23,947,170	23,417,117

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(unaudited)
	For the Nine Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,720,245)	$(3,127,172)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	194,680	220,753
Bad debt expense (recovery)	5,694	(8,086)
Loss on impairment of assets	2,305	462
Common stock issued/accrued for services	42,431	130,595
Stock options for services	-	73,732
Stock-based compensation expense related to employee options	51,691	265,400
Stock redemption for note receivable	(20,979)	(29,873)
Amortization of expense prepaid w/ common stock	33,331	51,665
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(296,886)	(112,654)
Decrease (Increase) in prepaid expenses	52,012	(133,410)
Decrease (Increase) in other assets	108,997	(110,424)
Decrease in inventory	38,520	12,456
Increase (Decrease) in accounts payable and accrued expenses	403,904	(238,632)
Net Cash Used by Operating Activities	(2,104,545)	(3,005,188)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(29,099)	(67,072)
Proceeds from the sale of property and equipment	-	744
Purchase of property and equipment	(37,359)	(50,383)
Net Cash Used by Investing Activities	(66,458)	(116,711)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	519,867	-
Stock offering cost paid	(26,127)	-
Net Cash Provided by Financing Activities	493,740	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,677,263)	(3,121,899)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,701,191	5,788,602

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,928	$2,666,703

The accompanying notes are an integral part of these unaudited financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2009 and June 30, 2008

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although we believe the disclosures and information presented are adequate to make the information not misleading. These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2008 Annual Report on Form 10-K.  Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $53,739,566 at March 31, 2009.  Although for the fiscal years ended June 30, 2006, 2007 and 2008, we have losses from operations and have used cash in our operating activities in excess of our revenues, we have had little, if any, debt and have consistently had a positive net tangible book value. In connection with the preparation of our financial statements for the year ended June 30, 2008, we analyzed our cash needs for fiscal 2009. Based on this analysis, we concluded that our available cash would not be sufficient to meet our current working capital, capital expenditure and other cash requirements for fiscal 2009.  In view of these conditions, the ourability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations.

Although we have effected reductions in operation costs during the nine-month period ended March 31, 2009, which have helped to reduce our cash requirements, for the remaining three months of this fiscal year, we estimate we will need an additional $200,000 to $300,000 in working capital. Our ability to obtain further financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain financing on favorable terms or at all.  If our cash is insufficient to fund our business operations, our business operations could be adversely affected in the event we do not obtain additional financing and are unable to obtain such funding when needed.   Insufficient funds may require us to delay, scale back or eliminate expenses and or employees. If we cannot generate adequate sales of our products, or increase our revenues through other means, then we may be forced to cease operations.

Stock Based-Compensation Expense

On July 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). Our financial statements as of and for the nine month periods ended March 31, 2009 and 2008 reflect the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the nine month periods ended March 31, 2009 and 2008 was $51,691 and $265,400, respectively, related to employee stock options issued during the respective periods.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for the three and nine month periods ended March 31, 2009 and 2008 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2009 and June 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Nine Months Ended March 31,
	2009	2008
Loss (numerator)	$(2,720,245)	$(3,127,172)
Shares (denominator)	23,947,170	23,417,117
Per share amount	$(0.11)	$(0.13)

Our outstanding stock options and warrants have been excluded from the basic and fully diluted net loss per share calculation. We excluded 4,679,780 and 5,252,370 common stock equivalents for the nine month periods ended March 31, 2009 and 2008, respectively, because they are anti-dilutive.

Income Tax

We file federal income tax returns in the U.S. and state income tax returns in those state jurisdictions where we are required to file. With few exceptions, we are no longer subject to U.S. federal, state or and local income tax examinations by tax authorities for years before June 30, 2004. We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007. As a result of the implementation of Interpretation 48, no adjustment should be made for unrecognized tax benefits.  There are no tax positions included in the balance at March 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.  Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 3 - STOCK OPTIONS AND WARRANTS

General Option Information

During the nine month period ended March 31, 2009, we did not grant any options. During the nine month period ended March 31, 2008, we granted options to acquire an aggregate of 250,000 shares of our common stock to certain employees and consultants in connection with their employment (the “Employment Options”). The Employment Options granted during the nine month period ended March 31, 2008 vest annually over a period of one to two years based on the employee’s continued employment. The exercise price for the Employment Options granted during the period was $4.04 per share.  We use the Black-Scholes model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions, including volatility of our stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. Because we do not pay dividends, the dividend rate variable in the Black-Scholes model is zero.

We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

	For the nine month period ended March 31, 2009	For the nine month period ended March 31, 2008
Risk free interest rate	N/A	4.64%
Expected life	N/A	5 years
Expected volatility	N/A	55%
Dividend yield	N/A	0%

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2009 and June 30, 2008

NOTE 3 - STOCK OPTIONS AND WARRANTS (Continued)

A summary of the status of our outstanding stock options as of March 31, 2009 and June 30, 2008 and changes during the periods then ended is presented below:

	March 31, 2009		June 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	4,260,000	$6.34	3,915,000	$6.81
Granted	-	-	525,000	$2.89
Expired/Cancelled	(200,000)	$3.48	(180,000)	$6.51
Exercised	-	-	-	-
Outstanding end of period	4,060,000	$6.34	4,260,000	$6.34
Exercisable	3,835,000	$6.75	3,835,000	$6.75

The following table summarizes the range of outstanding and exercisable options as of March 31, 2009:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at Mar. 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Mar. 31, 2009	Weighted Average Exercise Price
$1.79	150,000	4.12	$1.79	-	$ -
2.02	75,000	4.00	2.02	-	-
3.55	25,000	0.79	3.55	25,000	3.55
4.04	100,000	3.37	4.04	100,000	4.04
4.31	30,000	1.18	4.31	30,000	4.31
5.36	150,000	1.25	5.36	150,000	5.36
6.40	105,000	0.71	6.40	105,000	6.40
6.60	425,000	1.25	6.60	425,000	6.60
7.00	3,000,000	0.45	7.00	3,000,000	7.00
$1.79-$7.00	4,060,000	0.98	6.34	3,835,000	6.75

As of March 31, 2009, the unrecognized stock-based compensation related to stock options was approximately $158,914. This cost is expected to be expensed over a period of 2.25 years.

General Warrant Information

The following table summarizes outstanding warrants to purchase our common stock at March 31, 2009.

Number of Warrants Outstanding at March 31, 2009	Expiration Date	Exercise Price

103,825	2/1/2011	$5.50
515,955	2/11/2011	$0.50

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2009 and June 30, 2008

NOTE 4 - STOCK ISSUANCES

In December 2008, we approved the issuance of an aggregate of 10,000 shares (5,000 shares each) of our restricted common stock to two of our former non-employee Directors as additional compensation for their board services for the period from March 31, 2008 to November 30, 2008. The value of the shares was $3,000, based on the closing price of $0.30 per share.

In February 19, 2009, we issued 686,479 shares of our common stock to certain warrant holders. The warrant holders were originally issued an aggregate of 550,000 warrants to purchase our common stock in connection with a private placement in May 2007.  The original warrant agreements included anti-dilution provisions such that the above holders were entitled to receive a reduced exercise price and additional warrants, up to a negotiated maximum, if we sold shares at a price below the exercise price of the outstanding warrants of $4.50. The warrant holders exercised all of the original warrants as well as the anti-dilution warrants via the cashless exercise provisions of the warrants.

At March 31, 2009, we had received $519,867 in stock subscription deposits related to the February 2009 private placement of our securities.  The February private placement was in the form of units (the “Units”) sold a price of $1.00 per Unit for an aggregate purchase price of $519,867 (the “February 2009 Private Placement’). Each Unit consisted of four (4) shares of common stock and one (1) warrant to purchase one share of common stock, exercisable for two years at an exercise price of $0.50 per share.  We sold an aggregate of 515,955 Units, or 2,063,820 shares and 515,955 warrants.  Certain of our Directors participated in the offering and purchased an aggregate of 25,155 Units for aggregate cash proceeds of $29,567, or an average of approximately $1.175 per Unit, which amount represents a price in excess of the per share market value of the our Common Stock at the time of purchase.

NOTE 5 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists of chemicals, finished goods produced in our plant and products purchased for resale.

	Mar. 31, 2009 (Unaudited)	June 30, 2008
Raw Materials	$232,262	$275,283
Finished Goods	$548,621	$544,120
Total Inventory	$780,883	$819,403

NOTE 6 – SUBSEQUENT EVENT

Effective April 24, 2009, our board of directors terminated the employment agreement between the Company and our President and Chief Executive Officer, Gary N. Benninger. Mr. Benninger’s employment agreement had an expiration date of August 31, 2009. Mr. Benninger’s employment agreement provides for termination payments and related accrued benefits, which amount and time frame for payment are currently subject to negotiation with Mr. Benninger.  Allowance for settlement relating to the termination has been made and included in Accrued Liabilities.

In addition, we terminated consulting agreements with Richard A. Steinke and Manuel (Manny) Chacon, who have been providing us with technology development and chemical formulating services, respectively. Each consulting agreement had an expiration date of August 31, 2009. The consulting agreements do not have a provision for early termination. As a result, we may continue to utilize the services of these consultants on an as-needed basis.

At March 31, 2009, we had approximately $23,928 available to finance our operations. Since then, we have received an additional $300,000 in advances against our accounts receivable.  The advances are based on a credit agreement negotiated with one of our board members, with a one month term renewable monthly at his option.  Advances under the credit agreement are based on the issuance of a promissory note or notes, bearing simple interest of 2% per month, with all advances secured by our accounts receivable.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2009 and June 30, 2008

NOTE 6 – SUBSEQUENT EVENT (Continued)

In April 2, 2009, we issued an aggregate of 43,750 shares of our restricted common stock to our non-employee directors as part of their annual compensation for their services as members of our board of directors for the period commencing December 1, 2008 through November 30, 2009. The aggregate value of the shares was $17,500, based of the closing price of $0.40 on December 1, 2008.

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

Low duty tires – We recently announced that a leading distributor of superior commercial grade industrial and mining tires, has selected us to manufacture and supply a new line of long-wearing, flat-proof polyurethane tires. The tires will be manufactured in multiple sizes for a variety of commercial applications using the unique, proprietary polyurethane formulations developed by Amerityre.

Solid tires –We have demonstrated the capability of making cost competitive solid polyurethane elastomer forklift tires at the rate of one tire per minute using our advanced production technology.  We have designed and engineered a forklift tire design for a potential customer and expect field testing can be completed during June 2009, so that we can begin commercial production during this current fiscal year.

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

Valuation of Intangible Assets and Goodwill

At March 31, 2009, we had capitalized patent and trademark costs, net of accumulated amortization, totaling $667,200.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Statement of Financial Accounting Standards “SFAS” No. 142, "Goodwill and Other Intangible Assets."  We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  On July 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”).  SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Under SFAS 123(R), stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The stock-based compensation expense recognized under SFAS 123(R) for the nine month periods ended March 31, 2009 and 2008 was $51,691 and $265,400, respectively, and assumes all awards will vest.  Therefore, no reduction has been made for estimated forfeitures.

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

The following summary table presents a comparison of our results of operations for the three and nine month periods ended March 31, 2009 and 2008 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended Mar. 31,			Nine Months Ended Mar. 31,
	2009	2008	Change(%)	2009	2008	Change(%)
Net revenues (1)	$774,569	$828,862	(7)	$2,339,469	$2,025,711	15
Cost of revenues	$595,293	$563,529	6	$1,698,430	$1,331,832	28
Gross profit	$179,276	$265,333	(32)	$641,039	$693,879	(8)
Selling, general, and administrative expenses (2)	$776,892	$1,007,785	(23)	$2,736,682	$3,046,168	(10)
Consulting	$18,616	$101,510	(82)	$287,473	$276,615	4
Research and development expenses	$9,425	$146,811	(94)	$185,737	$461,267	(60)

Depreciation and amortization expenses	$60,025	$69,482	(14)	$194,680	$220,753	(12)
Loss on sales and impairment of assets	$-	$-	-	$2,305	$462	399
Other Income	$7,319	$54,939	(87)	$45,592	$184,214	(75)
Net loss	$(678,363)	$(1,005,316)	(33)	$(2,720,245)	$(3,127,172)	(13)

(1) For the nine months ended March 31, 2009 the amounts include $33,333 of license revenue with no associated cost of revenues for the period.

(2) Includes a decrease on deferred compensation for employee stock options of $89,268 in the three month periods ended March 31, 2009 and an increase of $92,441 in the three month periods ended March 31, 2008. It also includes a deferred compensation for employee stock options of $51,691 and $265,400 in the nine month periods ended March 31, 2009 and 2008 respectively.

Three Month Period Ended March 31, 2009 Compared to March 31, 2008

Net revenues.   We had net revenues of $ 774,569 for the three month period ended March 31, 2009, a 7% decrease over net revenues of $828,862 for the three month period ended March 31, 2008. The 7% decrease as compared with 2008 is due to a combination of a decrease in product sales offset by an increase in equipment sales.  Sales of our closed-cell polyurethane foam products ($622,319) and equipment ($152,250) accounted for approximately 80% and 20%, respectively, of our net revenues for the three month period ended March 31, 2009. Sales of our closed-cell polyurethane foam products ($778,862) and license revenues ($50,000) accounted for approximately 94% and 6%, respectively, of our net revenues for the three month period ended March 31, 2008.

The $622,319 of foam product revenues represents a 20% decrease compared to $778,862 for the same period in 2008.  During the reporting period, we decreased our number of product units sold to our original equipment manufacturer, retail chain and distributor customers by 6% over the three month period ended March 31, 2008, due to the continuing overall weakness in U.S. consumer markets since early 2008.

We had no revenues derived from licensing fees for the three months ended March 31, 2009, compared to $50,000 for the three month period ended March 31, 2008. The decrease in license fees is a result of reaching the end of the license fee arrangement with our Chinese OTR retread licensee. During the three month period ended December 31, 2008, our Chinese OTR retread licensee paid us $20,000 towards its outstanding licensee fee obligation and informed us that no further payments would be forthcoming until the licensee’s financial condition improved. At March 31, 2009, our Chinese OTR retread licensee owed us $230,000. Other than the outstanding licensee fees, any additional revenue we may derive from our Chinese OTR retread licensee will come from the sale of equipment and/or chemical systems once international economic conditions improve enough for the licensee to commence production of OTR retreads.

For the three month period ended March 31, 2009, we had $152,250 of revenues derived from sales of tire fill equipment, or approximately 20% of total net revenues. We had no revenue derived from sales of equipment for the three month period ended March 31, 2008. Also during the three month period ended March 31, 2009 we had $29,091 and $1,657 of returns of our products and trade discounts, respectively, compared to $19,634 and $4,061, respectively, for the same period in 2008.

Cost of revenues.  Our cost of revenues of $595,293 for the three month period ended March 31, 2009, representing approximately 77% of net revenues, compared to cost of revenues of $563,529, or 68% of net revenues for the three month period ended March 31, 2008.  For the three month period ended March 31, 2008, we had $50,000 in license fees with no associated cost. The cost of revenues of $563,529 represents 72% of net revenues for the three month period ended March 31, 2008 without considering license fees.

For the three month period ended March 31, 2009 our cost of revenues related to foam products was $461,894, or 74% of foam product revenues, compared to $563,529, or 72% of foam product revenues for the same three month period in 2008. The small increase in our cost of revenues over the prior comparative period was a result of increased raw material costs. However, we do not expect our raw material costs to continue to increase during the balance of the fiscal year because our raw material costs have recently started to decline.  As, a result, we believe that our cost of revenues related to foam products will decrease. In addition, we believe our increased sales efforts will generate additional product orders so that we can take advantage of manufacturing efficiencies associated with operating our factory at higher capacities.  We believe we currently have sufficient foam product manufacturing equipment and employees to accomplish a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

During the three month period ended March 31, 2009 our cost of revenues related to equipment sales was $133,399, or approximately 88% of equipment sales. As indicated in the Overview  section above, in order to penetrate the tire fill market, we are supplying our customers with tire fill equipment at a small margin. We anticipate that profits from this initiative will be derived from the sale of tire fill material to our customers.

Gross Profit.  For the three month period ended March 31, 2009 we had $179,276 of gross profit compared to $265,333 for the same period in 2008.  Gross profit for the three month period ended March 31, 2009 decreased by $86,057, or 32%, over same period in 2008 due primarily to a decrease in license fees and a decrease in foam product sales offset by increased equipment sales. Because our profit margin on licensee fees (with no associated cost of revenues) and foam products is substantially higher than our profit margin on equipment, our gross profit margin in future periods will be influenced by the percent of total revenues derived from foam product sales, equipment sales and licensee fees, respectively.

Selling, General, and Administrative Expenses.  For the three month period ended March 31, 2009 we had $776,892 of SG&A expenses, including the amortization of deferred compensation, compared to $1,007,785 for the same period in 2008.  We amortized $68,947 of deferred compensation for the three month period ended March 31, 2009 compared to $92,441 for same period in 2008.  We expect our quarterly SG&A expenses to decrease during the balance of the 2009 fiscal year as a result of overall cost reduction measures currently being implemented in multiple areas, including annual board compensation, employee compensation, employee health insurance,  corporate governance  expenses, advertising and outside services.

Research and Development Expenses.  For the three month period ended March 31, 2009 we had $9,425 of research and development expenses compared to $146,811 for the same period in 2008.  Our research and development expenses for the three month period ended March 31, 2009, decreased by $137,386, or 94%, as compared with the same period in 2008 due primarily to a decrease in outside testing services and a reduction in research and development tooling expenses during the period.  We intend to closely monitor our research and development costs so that our expenditures more specifically relate to products that can be commercialized in the relatively short term and as a result we expect research and development expenses to continue to decrease over the balance of the fiscal year ending June 30, 2009 as compared to the prior fiscal year.

Consulting Expenses.  For the three month period ended March 31, 2009, we had $18,616 in consulting expenses compared to $101,510 in consulting expenses for the same period in 2008.  Our consulting expenses for the three month period ended March 31, 2009, decreased by $82,894, or 82% as compared with the same period in 2008. The decrease in our consulting expenses for the current period is due to the April 2009 termination of two consulting agreements with our former CEO, Richard Steinke and our former Chief Chemical Systems Formulator, Manuel Chacon which resulted in the cancellation of unvested options. We expect consulting expenses for the balance of the fiscal year to decrease due to the termination of these agreements.

Depreciation and Amortization Expenses.  For the three month period ended March 31, 2009 we had $60,025 of depreciation and amortization expenses compared to $69,482 for the same period in 2008.  Our depreciation and amortization expenses for the three month period ended March 31, 2009 decreased by $9,457, or 14%, compared to the same period in 2008, due to reductions for fully depreciated assets.

Net Loss.  For the three month period ended March 31, 2009 we had a net loss of $678,363 compared to a net loss of $1,005,316 for the same period in 2008.  Our net loss for the three month period ended March 31, 2009 decreased by $326,953 as compared with the same period in 2008, due primarily to the cost reduction measures described above.

Nine Month Period Ended March 31, 2009 Compared to March 31, 2008

Net revenues.   We had net revenues of $2,339,469 for the nine month period ended March 31, 2009, a 15% increase over net revenues of $2,025,711 for the nine month period ended March 31, 2008. The 15% increase as compared with 2008 is due to a combination of an increase in product and new equipment sales offset by a decrease in license fees.  Sales of our closed-cell polyurethane foam products ($2,015,975), equipment ($290,161) and licensee fees ($33,333) accounted for approximately 86%, 12% and 2%, respectively, of our net revenues for the nine month period ended March 31, 2009.

The $2,015,975 of foam product revenues represents an 8% increase compared to $1,865,711 for the same period in 2008.  During the reporting period, we increased our number of product units sold to our original equipment manufacturer, retail chain and distributor customers by 11% over the nine month period ended March 31, 2008, despite an overall weakness in U.S. consumer markets in 2008.

We had $33,333 of revenues derived from licensing fees compared to $160,000 for the nine month period ended March 31, 2008. The decrease in license fees is a result of reaching the end of the license fee arrangement with our Chinese OTR retread licensee. Any additional revenue we may derive from our Chinese OTR retread licensee will come from the sale of equipment and/or chemical systems, provide international economic conditions improve enough for the licensee to commence production of OTR retreads.

For the nine month period ended March 31, 2009, we had $290,161 of revenues derived from sales of tire fill equipment, or approximately 12% of total net revenues. We had no revenue derived from sales of equipment for the nine month period ended March 31, 2008.

Also during the nine month period ended March 31, 2009 we had $49,978 and $9,152 of returns of our products and trade discounts, respectively, compared to $31,791 and $10,514, respectively, for the same period in 2008.

Cost of revenues.  Our cost of revenues of $1,698,430 for the nine month period ended March 31, 2009, representing approximately 72% of net revenues, compared to cost of revenues of $1,331,832, or 66% of net revenues of net revenues for the nine month period ended March 31, 2008.

For the nine month period ended March 31, 2009 our cost of revenues related to foam products was $1,432,133, or 71% of foam product revenues, compared to $1,331,832, or 71% of foam product revenues for the same nine month period in 2008. During the nine month period ended March 31, 2009 our cost of revenues related to equipment sales was $266,297, or approximately 92% of equipment sales. As indicated in the Overview section above, in order to penetrate the tire fill market we are supplying our customers with tire fill equipment effectively at our cost. We anticipate that profits from this initiative will be derived from the sale of tire fill material to our customers.

Gross Profit.  For the nine month period ended March 31, 2009 we had $641,039 of gross profit compared to $693,879 for the same period in 2008.  Gross profit for the nine month period ended March 31, 2009 decreased slightly by $52,840, or 8%, over same period in 2008 due primarily to the increase in foam product and equipment sales offset by a decrease in license fees. Because our profit margin on licensee fees (with no associated cost of revenues) and foam products is substantially higher than our profit margin on equipment, our gross profit margin in future periods will be influenced by the percent of total revenues derived from foam product sales, equipment sales and licensee fees, respectively.

Selling, General, and Administrative Expenses.  For the nine month period ended March 31, 2009 we had $2,736,682 of SG&A expenses, including the amortization of deferred compensation, compared to $3,046,168 for the same period in 2008.  We amortized $51,691 of deferred compensation for the nine month period ended March 31, 2008 compared to $265,400 for same period in 2008.  We expect our quarterly SG&A expenses to decrease during the balance of the 2009 fiscal year as a result of overall cost reduction measures implemented during the last four months ended March 31, 2009.

Research and Development Expenses.  For the nine month period ended March 31, 2009 we had $185,737 of research and development expenses compared to $461,267 for the same period in 2008.  Our research and development expenses for the nine month period ended March 31, 2009, decreased by $275,530, or 60%, as compared with the same period in 2008 due primarily to a decrease in outside testing services and a reduction in research and development tooling expenses during the period.  We expect research and development expenses to slightly decrease over the balance of the fiscal year ending June 30, 2009.

Consulting Expenses.  For the nine month period ended March 31, 2009, we had $287,473 in consulting expenses compared to $276,615 in consulting expenses for the same period in 2008.  Our consulting expenses for the nine month period ended March 31, 2009, increased by $10,858, or 4% as compared with the same period in 2007 due primarily to our consulting agreement with our former CEO, Richard Steinke and our former Chief Chemical Systems Formulator, Manuel Chacon. We expect consulting expenses for the balance of the fiscal year to decrease due to the cancellation of these agreements in April 2009 as described above.

Depreciation and Amortization Expenses.  For the nine month period ended March 31, 2009 we had $194,680 of depreciation and amortization expenses compared to $220,753 for the same period in 2008.  Our depreciation and amortization expenses for the nine month period ended March 31, 2009 decreased by $26,073, or 12%, compared to the same period in 2008, due to reductions for fully depreciated assets.

Net Loss.  For the nine month period ended March 31, 2009 we had a net loss of $2,720,245 compared to a net loss of $3,127,172 for the same period in 2008.  Our net loss for the nine month period ended March 31, 2009 decreased by $545,548 as compared with the same period in 2008, due primarily to the overall cost reduction measures implemented during the last  four months ended March 31, 2009.

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

Cash Flows

The following table sets forth our cash flows for the nine month periods ended March 31, 2009 and 2008.

	Nine Months Ended March 31,
	2009	2008

Net cash used by operating activities	$(2,104,545)	$(3,005,188)
Net cash used in investing activities	(66,458)	(116,711)
Net cash provided by financing activities	493,740	-
Net (decrease) increase in cash and cash equivalents during period	$(1,677,263)	$(3,121,899)

Net Cash Used By Operating Activities.  Our primary sources of operating cash during the nine month period ended March 31, 2009 was proceeds from finance activities and collected accounts receivable.  Our primary uses of operating cash are payments made to our vendors and employees. Net cash used by operating activities was $2,104,545 for the nine months ended March 31, 2009 compared to $3,005,188 for the same period in 2008.  The decrease in cash used in operating activities is due to decreases in prepaid expenses, other assets and inventory in addition toand increase in payables and accrued expenses for the nine months ended March 31, 2009 compared to the same period in 2008.  Non-cash items include depreciation and amortization and stock based compensation. Our net loss was $2,720,245 for the nine months ended March 31, 2009 compared to a net loss of $3,127,172 for the same period in 2008.  Net loss for the nine month period ended March 31, 2009 included non-cash expenses of $51,691 for stock-based compensation related to employee stock options, $194,680 for amortization and depreciation expenses, and $42,431 for stock issued/accrued for services.  Net loss for the nine month period ended March 31, 2008 included non-cash expenses of $265,400 for stock-based compensation related to employee stock options and $220,753 for amortization and depreciation expenses, as well as $130,595 in common stock issued or accrued for services and $73,732 in stock options issued for services.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $66,458 for the nine month period ended March 31, 2009 and $116,711 for the same period in 2008.  Our primary uses of investing cash for the nine month period ended March 31, 2009 were $29,099 deposits on patents and trademarks and $37,359 for property and equipment.  Our primary uses of investing cash for the nine month period ended March 31, 2008 were $67,072 deposits on patents and trademarks and $50,383 for property and equipment.

Net Cash Provided by Financing Activities.  During the nine months ended March 31, 2009 financing activities provided net cash of $493,740 for the issuance of common stock for cash. During the nine months ended March 31, 2008, we did not engage in any financing activities.

Cash Position, Outstanding Indebtedness, and Future Capital Requirements

Our total indebtedness at March 31, 2009 was $737,027 and our total cash and cash equivalents were $23,928, none of which is restricted. Our total indebtedness at March 31, 2009 includes $492,432 in accounts payable, and $244,595 in accrued expenses and deferred revenues. Our accrued expenses include estimated expenses relating to the April 2009 termination of our employment agreement with our former President and Chief Executive Officer, Gary N. Benninger. Mr. Benninger’s employment agreement provides for termination payments and related accrued benefits, which amount and time frame for payment are currently subject to negotiation. We have no long-term liabilities.

In an effort to increase revenues, we have recently expanded our product lines and begun the sale of polyurethane foam tire fill and solid polyurethane elastomer tires. In the past, we offered aggressive sales projections based on our assessment of our planned sales initiatives. Despite the overall downturn experienced in both the U.S. and international economies over the past several quarters, we believe the revenues reported for the three and nine month periods ended March 31, 2009 are only beginning to reflect our progress toward our sales projections, which we anticipate will become more apparent during the next six to nine months. In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain additional financing or capital sources, to meet our financing requirements, and ultimately to achieve profitable operations.

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

At March 31, 2009, we had approximately $23,928 available to finance our operations. Since then, we have received an additional $300,000 in advances against our accounts receivable.  The advances are based on a credit agreement negotiated with one of our board members, with a one month term renewable monthly at his option.  Advances under the credit agreement are based on the issuance of a promissory note or notes, bearing simple interest of 2% per month, with all advances secured by our accounts receivable. Although we have effected reductions in operation costs during the nine-month period ended March 31, 2009, which have helped to reduce our cash requirement, for the remaining three months of this fiscal year, we estimate we will need an additional $200,000 to $300,000 in working capital, and an additional $500,000 to $1,000,000 to sustain operations until revenues are sufficient to support them.

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

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at March 31, 2009.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(in thousands)
Facility lease (1)	$1,122,930	$309,774	$813,156	$—	$—

Total contractual cash obligations	$1,122,930	$309,774	$813,156	$—	$—

(1)  In November 2007, we negotiated an extension of the lease for our executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building, which includes approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  The extension term of the lease is 5 years expiring November 14, 2012.  The base rent is $25,814 per month subject to annual adjustments based on the consumer price index.

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

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB

Statement No. 60, Accounting and Reporting by Insurance Enterprises”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 During the quarter ended March 31, 2009, we sold an aggregate of 515,955 Units, or 2,063,820 shares of our restricted common stock and 515,955 warrants.for the purchase of our common stock and received $519,867 proceeds.  The securities were sold in a private placement in the form of units (the “Units”) sold at a price of $1.00 per Unit for an aggregate purchase price of $519,867 (the “February 2009 Private Placement’). Each Unit consisted of four (4) shares of common stock and one (1) warrant to purchase one share of common stock, exercisable for two years at an exercise price of $0.50 per share. Certain of the our directors participated in the offering and purchased an aggregate of 25,155 Units for aggregate cash proceeds of $29,567, or an average of approximately $1.175 per Unit, which amount represents a price in excess of the per share market value of the our Common Stock at the time of purchase. All of the purchasers were accredited investors and the private placement was made pursuant to the exemption from registration and prospectus delivery requirements provided of Regulation D and Rule 506 of the Securities Act of 1933, as amended.

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

Dated: May 15, 2009

AMERITYRE CORPORATION

/S/MICHAEL KAPRAL

Michael Kapral

Chief Executive Officer and

President

/S/ANDERS A. SUAREZ

Anders A. Suarez

Chief Financial Officer and

Principal Accounting Officer