Form 10-K
period 2009-06-30
AMERITYRE CORP
filed 2009-09-28
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ¨    NO  ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer ☐         Non-accelerated filer    ☐       Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

On September 11, 2009, 27,607,774 shares of common stock of the Registrant were outstanding, and the market value of common stock held by non-affiliates was $8,321,475 (based upon the closing price of $0.33 per share of common stock as quoted on the NASDAQ Capital Market).

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement, which will be issued in connection with the 2009 Annual Meeting of Shareholders of Amerityre Corporation, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

AMERITYRE CORPORATION

2009 ANNUAL REPORT ON FORM 10-K

iii

AMERITYRE CORPORATION

2009 ANNUAL REPORT ON FORM 10-K

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

Although we currently have the capacity to produce up to 2,000,000 closed-cell foam tires per year at our Boulder City, Nevada facility, Long-term, we intend to expand commercialization of our closed-cell foam tire products through strategic relationships with licensees who will manufacture the closed-cell foam tires for use on original equipment products.

Amerifill™ Tire Fill Material

In May 2008, we began the sale of high-quality polyurethane foam for use in the commercial tire fill market.  The tire fill material is marketed under the name Amerifill®. Amerifill® is based on Amerityre’s proven, premier “flat-free” closed-cell polyurethane foam technology. Tire fill materials are used in many tire applications, including construction, industrial and mining applications, to “flat-proof” and extend the life of rubber tires. Amerifill® is based on MDI polyurethane chemical formulations, which have been shown to be very stable and environmentally safe.  Most tire fill materials available today are petroleum-based compounds that have been shown to reduce the useful life of the tire and to pose environmental hazards. We have evaluated Amerifill® in the field and in side-by-side comparison testing conducted by independent test laboratories.  We have shown that Amerifill® performs better under load, runs cooler and is more durable than current comparable materials.

Polyurethane Elastomer Forklift and Skid Steer Tires

We have completed the development phase of our new lines of fork lift and skid steer tires that will compete with tires that currently use heavier and more expensive rubber.  We’ve been able to demonstrate the capability of manufacturing MDI polyurethane forklift tires at the rate of one tire per minute. Based on our manufacturing model, we believe that MDI polyurethane forklift and skid steer tires can be manufactured and sold at prices competitive with rubber tires.

Polyurethane Foam Fire Retardant Material

We have formulated and tested small quantities of a flame retardant polyurethane foam for use as packaging material. The flame retardant material has performed well in flammability testing and exceeded the requirements of the UL 94-HB (Horizontal Burn) test. We are currently evaluating commercial applications for this product and the related capital equipment costs and expenses associated with producing and marketing this product in commercial quantities.

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

In September 2006, we entered into a manufacturing license agreement with Qingdao Qizhou Rubber Company, LTD. (“Qingdao”), a Chinese company, to manufacture retreads using our polyurethane elastomer compound for large size OTR tires used in mining operations.  However, Qingdao has told us that due to the slow-down in the international economy, it cannot provide us with a target date for commencing the production of OTR tire retreads. If Qingdao’s OTR tire retread facility becomes operational, Qingdao will purchase the polyurethane elastomer chemical systems necessary to produce the OTR tire retreads directly from us.

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

In addition to the chemical raw materials, we purchase steel and plastic wheel components for use in tire and wheel assemblies.  We purchase these components from multiple third-party suppliers.  In fiscal 2008 and 2009 we experienced price increases for steel wheel components but no supply delays or shortages.  However, we anticipate that we may experience an increase in steel wheel components at such time as the Chinese government cancels any export rebates it may be currently providing Chinese wheel manufactures. We believe that we can continue to purchase wheel components from multiple sources without any difficulty.

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

Sales, Marketing and Distribution

Historically, we have been primarily a technology company in the development stage, manufacturing a limited number of products for the purpose of validating our polyurethane materials and manufacturing technology.  We now have three product lines available for the market, polyurethane foam tires, tire fill materials, and solid forklift and skid steer tires.  We continue to manufacture test tires for different applications for the solid tire business.

We have an extensive line of closed-cell polyurethane foam tire products for various product segments and continue to increase our different tire size offerings.  Our four full-time sales representatives are actively targeting customers that utilize tires in significant volume. Our sales representatives are also working to establish broader distribution for our products in the aftermarket by contacting major regional distributors, retail cooperatives and chains that distribute and otherwise sell our products.

Tire fill is a product used in flat proofing tires.  We target suppliers and OEM (original equipment manufacturer) users of tire fill in the construction, industrial and mining applications.

Solid tires are the newest product we have introduced.  We announced earlier in the year an agreement with K2 Industrial Tires for the sales and marketing of solid press-on forklift tires.  We have a complete line for the press-on tires both smooth and traction tread applications. We continue to experiment with other applications with the solid tire business as this covers broad range applications and different sizes in the tire business.

We continue looking for international marketing partners for overseas sales of our products.

Customers

We have one customer, Central Purchasing, which accounted for approximately 20%, 20%, and 23% of total sales during the fiscal years ended June 30, 2009, 2008 and 2007, respectively. We don't believe that the loss of this customer would have a material adverse effect on our business.  In general, our customers include OEMs of lawn and garden products, and outdoor power equipment, regional distributors, retail cooperatives and chains that sell lawn and garden products, bicycle tires and hand truck tires to the aftermarket.

Competition

There are several companies that produce not-for-highway-use or light-use tires from polyurethane foam such as Green Tire, UK, Alshin Tire USA, Woo Tire China and Krypton-India, India.  We believe our closed-cell polyurethane foam tires differ from the polyurethane foam tires offered by the above competitors because our products contain millions of closed-cell versus open-cell air bubbles.  By closing the cells, our products have higher load bearing characteristics than tire products with open-cell polyurethane foam, while effectively producing a ride quality comparable to a pneumatic tire.

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

Plies Sleeve for use in Forming an Elastomeric Tire	7,438,961	1/10/2006	Applies to the how the tire beads and tire plies are assembled prior to putting them on a mandrel or a core/bladder

Run-Flat Tire Insert System	7,398,809	6/27/05	Applies to how to utilize an insert on a wheel within a corresponding pneumatic tire

Air-No-Air Elastomeric Tire	Pending	8/12/05	Applies to a pneumatic tire that can run with our without air

Airless Spare Tire	Pending	11/25/05	Applies to a non-pneumatic tire

Belt For Use in Forming a Core for Manufacturing an Elastomeric Tire	Pending	4/3/07	Applies to the belt package used in a pneumatic tire

Apparatus for Vacuum Forming a Tire, Wheel or Other Item from an Elastomeric Material	Pending	5/22/06	Applies to an improvement in the vacuum forming equipment used to manufacture a tire and other items

Bead alignment clip and system for its use for locating and maintaining a tire bead positioning onto a core build mandrel in forming a core for manufacturing an elastomeric tire	Pending	3/9/2007	Applies to the manufacturing of a pneumatic tire that requires a tire bead for internal reinforcement
Improved alignment system for positioning tire beads onto a tire core sidewall	Pending	9/17/2007	Applies to placement of tire beads inside tire mold

Trademarks

Set forth in the schedule below are the United States trademarks that have been registered or for which a trademark application has been filed.

Trademarks	Registration/Serial #	Issued/Filed
Amerityre®	2,401,989	11/7/2000
Logo®	3,118,909	7/25/2006
Tire Technology for the 21st Century®	3,190,582	6/20/2005
Arcus®	2,908,077	12/7/2004
Atmospheric®	3,089,313	5/9/2006
Elastothane®	3,139,489	9/9/2003
Amerifill®	3,440,176	9/5/06
Flexfill™	3,499,944	9/21/07
Kik™	3,608,633	9/11/08

We also own certain trademark applications and/or trademark registrations relating to the Arcus trademark in several foreign jurisdictions.

Employees

As of August 31, 2009 we had 17 full-time employees, including 11salaried and 6 hourly employees.  We may hire temporary labor for manufacturing needs as required.  We believe that we will be able to hire a sufficient quantity of qualified laborers in the local area to meet our employment needs.  Our manufacturing process does not require special training, other than orientation to our production techniques and specific equipment.  None of our employees is represented by a labor union or a collective bargaining agreement.  We consider our relations with our employees to be good.

Research and Development

Our research and development activities are focused primarily on the continued development of our passenger car tire technology and the use of our proprietary chemical systems (i.e. Amerifill™ and Elastothane®) for use in multiple applications as discussed above. We continue to fine tune tire products for various markets (i.e. solid-fork lift tires and cost-efficient manufacturing processes). We have also developed non-tire related applications (i.e., polyurethane foam fire retardant material) and, provided we have sufficient funding, we will continue to devote a portion of our research and development efforts outside of the tire industry.  Our research and development expenses have totaled $190,030, $572,097and $834,647 for fiscal 2009, 2008 and 2007, respectively.

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

Our financial statements have been prepared assuming that we will continue as a going concern.  For the years ended June 30, 2009, June 30, 2008 and June 30, 2007, we had net losses of approximately $3.62 million, $4.22 million and $5 million, respectively.  The independent auditors’ report issued in conjunction with the financial statements for the year ended June 30, 2009 contains an explanatory paragraph indicating that the foregoing matters raise substantial doubt about our ability to continue as a going concern. We cannot guarantee that we can generate net income, increase revenues or successfully expand our operation in the future, and if we cannot do so, the company may not be able to survive and any investment in the company may be lost.

Because our auditors have expressed a going concern opinion, our ability to obtain additional financing could be adversely affected.

We have incurred significant losses since inception, which have resulted in an accumulated deficit of $54,643,220 at June 30, 2009. Because of these continued losses and our accumulated deficit, we have included a going concern paragraph in Note 5 to our financial statements included in this report, addressing substantial doubt about our ability to continue as a going concern. This going concern paragraph could adversely affect our ability to obtain favorable financing terms in the future or to obtain any additional financing if needed.

Historically, we have lost money from operations and we have made no provision for any contingency, unexpected expenses or increases in costs that may arise.

We are an early-stage company and our products have not obtained broad market acceptance.  Since inception, we have been able to cover our operating losses from the sale of our securities.  We do not know if these sources of funds will be available to cover future operating losses. If we are not able to obtain adequate sources of funds to operate our business we may not be able to continue as a going concern.

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

A continuing recession in the U.S. and general downturn in the global economy could have an adverse impact on our business, operating results or financial position.

The U.S. economy has been in recession and there has been a general downturn in the global economy. A continuation or worsening of these conditions, including credit and capital markets disruptions, could have an adverse impact on our business, operating results or financial position in a number of ways. We may experience declines in revenues and cash flows as a result of reduced orders, payment delays or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and customers. We may incur increased costs or experience difficulty with about ability to borrow in the future or otherwise with financing our operating, investing or financing activities. Any of these potential problems could hinder our efforts to increase our sales and might, if severe and extensive enough, cause our sales to decline, jeopardizing our ability to operate.

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

We have limited experience in the commercial manufacturing and marketing arena, limited product sales and marketing experience, and limited staff and support systems, especially compared to competitors in the tire industry.  In order to become profitable through the commercialization of our technology and products, our products must be cost-effective and economical to produce and distribute on a commercial scale.  Furthermore, if our technologies and products do not achieve, or if they are unable to maintain, market acceptance or regulatory approval, we may not be profitable.

Our success depends, in part, on our ability to license, market and distribute our technologies and products effectively.  We have limited manufacturing, marketing and distribution capabilities.   We may not  properly ascertain or assess any and all risks inherent in the industry.  We may not be successful in entering into new licensing or marketing arrangements, engaging independent distributors, or recruiting, training and retaining a larger internal marketing staff and sales force.  If we are unable to meet the challenges posed by our planned licensing, manufacturing, distribution and sales growth, our business may fail.

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

The markets for our products are highly competitive on a global basis, with a number of companies having significantly greater resources and market share than us.  Many of our competitors also maintain a significantly higher level of brand recognition than we do.  Because of greater resources and more widely accepted brand names, many of our competitors may be able to adapt more quickly to changes in the markets we have targeted or devote greater resources to the development and sale of new products.  Most of the products we have developed have not obtained broad market acceptance and rely on our emerging technology.  To improve our competitive position, we will need to make significant ongoing investments in manufacturing, customer service and support, marketing, sales, research and development and intellectual property protection.  We do not know if we will have sufficient resources to continue to make such investments or if we will maintain or improve our competitive position within the markets we serve.

We attempt to protect the critical elements of our proprietary technology as trade secrets.  Because of our reliance on trade secrets, we are unable to prevent third parties from independently developing technologies that are similar or superior to our technology or from successfully reverse engineering or otherwise replicating our technology.

In certain cases, where the disclosure of information required to obtain a patent would divulge critical proprietary data, we may choose not to patent elements of our proprietary technology and processes which we have developed or may develop in the future and instead rely on trade secret laws to protect certain elements of our proprietary technology and processes.  For example, we rely on trade secrets to protect our key polyurethane formulations.  These formulations are critical elements of and central to our proprietary technology.  Our trade secrets could be compromised by third parties, or intentionally or accidentally by our employees.  It is also possible  that others will  independently develop technologies that are similar or superior to our technology.  Third parties may also legally reverse engineer our products.  Independent development, reverse engineering, or other legal copying of those elements of our proprietary technology that we attempt to protect as trade secrets could enable third parties to benefit from our technologies without compensating us.  The protection of proprietary technology through claims of trade secret status has been the subject of increasing claims and litigation by various companies both in order to protect proprietary rights as well as for competitive reasons, even when proprietary claims are unsubstantiated.  The prosecution of litigation to protect our trade secrets or the defense of such claims is costly and unpredictable given the uncertainty and rapid development of the principles of law pertaining to this area.  We may also be subject to claims by other parties with regard to the use of technology information and data that may be deemed proprietary to others.  The independent development of technologies that are similar or superior to our technology or the reverse engineering of our products by third parties would have a material adverse effect on our business and results of operations.  In addition, the loss of our ability to use any of our trade secrets or other proprietary technology would have a material adverse effect on our business and results of operations.  Because trade secrets do not ensure exclusivity and pose such issues with respect to enforcement, third parties may decline to partner with us or may pay lesser compensation for use of our technology which is protected only by trade secrets.

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

We have been granted several U.S. patents and have several U.S. patent applications pending relating to certain aspects of our manufacturing technology and use of polyurethane to make tires and we may seek further patents on future innovations.  Our ability to either manufacture products or license our technology is substantially dependent on the validity and enforcement of these patents and patents pending.  We cannot guaranteethat our patents will not be invalidated, circumvented or challenged, that patents will be issued for our patents pending, that the rights granted under the patents will provide us competitive advantages or that our current and future patent applications will be granted.

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

Tires intended for highway use must meet applicable federal safety standards through various testing processes.  Our prototype polyurethane car tires, temporary spare tire, and medium commercial truck retread material are all subject to such standards.  The testing procedures involve submission of sample products to approved independent testing facilities, a process that may entail both significant time and expense.  OTR tires, including tire retread material, must meet the performance standards established by the manufacturers and end-users based on the criteria established by them after taking into account their specific needs, such as load capacity, terrain and proposed uses.  The applicable standards may be changed at any time and meeting current or future performance standards may require reevaluation and additional research and testing.

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

If the minimum bid price of our stock is does not exceed the minimum $1 bid price for at least ten consecutive business days between this filing and March 15, 2010, our stock will be subject to delisting from NASDAQ which could have a negative impact on shareholder liquidity.

On September 16, 2009, we received a notice from the staff of The NASDAQ Stock Market, indicating that, because our stock has not maintained a minimum bid price of $1 per share for the last 30 consecutive business days, a deficiency exists under NASDAQ Listing Rule 5550(a)(2). However, NASDAQ Listing Rule 5810(c)(3)(A) provides us a 180 calendar day grace period to regain compliance. The grace period will expire on March 15, 2010. We will automatically regain compliance with NASDAQ rules if, at any time during this grace period the bid price for its shares closes at $1 or more per share for a minimum of ten consecutive business days. If we have not regained compliance by the end of this grace period we will receive a written notification that our securities are subject to delisting. Although the September 16, 2009 notification has no immediate effect on the listing of our common stock pending the expiration of the grace period, if we do not regain compliance and are delisted, trading in our stock will be more difficult and shareholder and investor liquidity could suffer.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of June 30, 2009, we did not have any unresolved comments with the staff of the Securities and Exchange Commission.

ITEM 2. PROPERTIES

In June 2009, we negotiated an adjustment to the extended lease for our executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square-foot building, which includes approximately 5,500 square-feet of office space, situated on approximately 4.15 acres.  The term of the lease is 1 year expiring June 14, 2010.  The base rent is $15,000 per month.

ITEM 3. LEGAL PROCEEDINGS

As of June 30, 2009, we were not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended June 30, 2009.

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

Fiscal year ended June 30,	High	Low

2009
Fourth Quarter	$0.45	$0.22
Third Quarter	$0.41	$0.24
Second Quarter	$1.05	$0.21
First Quarter	$1.54	$1.02

2008
Fourth Quarter	$2.27	$1.25
Third Quarter	$2.85	$1.02
Second Quarter	$3.65	$1.40
First Quarter	$4.60	$3.37

2007
Fourth Quarter	$5.04	$3.98
Third Quarter	$5.05	$2.90
Second Quarter	$5.90	$3.81
First Quarter	$8.00	$5.65

The closing price of our common stock on the NASDAQ Capital Market on September 11, 2009 was $0.33 per share.  As of September 11, 2009, there were approximately 500 holders of record of our common stock and  27,607,774 shares of common stock outstanding based on information provided by our transfer agent, Interwest Transfer Company, 1981 E. Murray-Holladay Road, Holladay, Utah  84117.

On September 16, 2009, we received a notice from the staff of The NASDAQ Stock Market, indicating that, because our stock has not maintained a minimum bid price of $1 per share for the last 30 consecutive business days, a deficiency exists under NASDAQ Listing Rule 5550(a)(2). However, NASDAQ Listing Rule 5810(c)(3)(A) provides us a 180 calendar day grace period to regain compliance. The grace period will expire on March 15, 2010. We will automatically regain compliance with NASDAQ rules if, at any time during this grace period the bid price for our shares closes at $1 or more per share for a minimum of ten consecutive business days. If we have not regained compliance by the end of this grace period we will receive a written notification that our securities are subject to delisting. The September 16, 2009 notification has no immediate effect on the listing of our common stock pending the expiration of the grace period.

On September 21, 2009, we closed a private placement of our restricted common stock.  We sold an aggregate of 2,366,664 shares and received net proceeds of $496,999 in the private placement.  No officers, directors or affiliates of the Company participated in the private placement.  The shares were sold pursuant to subscription documents between the Company and each investor.  We believe the offer and sale of the securities described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D thereunder because the securities were sold in a transaction not involving a public offering.

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

Performance Graph

The following Performance Graph and related information compares the cumulative five-year total return to stockholders on our common stock relative to the cumulative total returns of the Russell MicroCap index and the NASDAQ Composite index.  An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on July 1, 2004 and its relative performance is tracked through June 30, 2009.

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

	June 30,
	2004	2005	2006	2007	2008	2009
Amerityre Corporation	$100	$72.92	$81.13	$44.92	$13.74	$2.67
Russell Microcap Index	$100	$104.46	$118.28	$133.66	$98.41	$73.18
NASDAQ Composite Index	$100	$102.05	$107.77	$129.16	$113.76	$91.04

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.  The selected balance sheet data as of June 30, 2008 and 2009 and the selected statements of operations data for each of the three years ended June 30, 2007, 2008 and 2009 have been derived from our audited financial statements, which are included elsewhere in this report.  The selected balance sheet data at June 30, 2005, 2006 and 2007 and selected statements of operations data for the years ended June 30, 2005 and 2006 have been derived from our audited financial statements not included in this report.   Historical results are not necessarily indicative of the results to be expected in the future.

	For the Years Ended June 30,
	2005	2006	2007	2008	2009
	(in thousands, except share and per share data)
Statements of Operations Data:
Net Revenues	$1,681	$2,026	$3,427	$2,890	$3,201
Cost of Revenues	1,233	1,546	2,383	1,920	2,327

Gross profit	448	480	1,044	970	874

Expenses:
Consulting (1)	77	99	286	393	355
Advisory Group expense(2)	6,134	--	--	--	--
Depreciation and amortization	386	385	379	294	258
Research and development	881	791	835	572	190
Selling, general and administrative (3)	3,093	4,629	4,660	4,141	3,730

Total expenses	10,571	5,904	6,160	5,402	4,533

Loss from operations	(10,123)	(5,424)	(5,116)	(4,432)	(3,659)
Other income	50	100	109	209	35

Net loss	$(10,073)	$(5,324)	$(5,008)	$(4,223)	$(3,624)

Basic net loss per share	$(0.53)	$(0.26)	$(0.23)	$(0.18)	$(0.15)
Weighted average number of shares outstanding	18,931,779	20,350,981	21,520,394	23,418,907	24,520,938

	At June 30,
	2005	2006	2007	2008	2009
	(in thousands)
Condensed Balance Sheet Data:
Cash and cash equivalents	$2,122	$3,066	$5,789	$1,701	$29
Total current assets	$3,081	$4,289	$7,028	$3,303	$1,269
Total assets	$4,627	$6,140	$8,829	$5,154	$2,871
Total liabilities (4)	$85	$357	$621	$333	$1,029
Total stockholders’ equity	$4,542	$5,784	$8,208	$4,821	$1,842

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

 (3)  Fiscal years ended June 30, 2007, 2008, and 2009 include deferred compensation expense for employee stock options of $783,503, $370,027  and $64,077, respectively, in accordance with SFAS 123(R).

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

Our aggregate revenues for the year ended June 30, 2009, June 30, 2008 and June 30, 2007 were $3.20 million, $2.89 million and $3.43 million, respectively, and our aggregate cost of revenues during those same periods was $2.33 million, $1.92 million and $2.38 million, respectively.  For the years ended June 30, 2009, June 30, 2008 and June 30, 2007, we had net losses of approximately $3.62 million, $4.22 million and $5 million, respectively. During the last 7 months of the 2009 fiscal year, we implemented several cost reduction measures that we expect will continue reduce our overall selling, general and administrative expenses throughout the 2010 fiscal year. We expect the increase in revenues from the expanded commercialization activities should reduce net loss in the near term and move us closer to profitability.

Polyurethane foam tire sales are our most significant products to date, however, we believe Elastothane® and Amerifill® are significant to our potential future growth. We are concentrating on marketing three principal product areas: low duty cycle foam tires, tire fill and solid tires. We continue to work on developing and testing composite tires and pneumatic tires. Our most recent activities in these areas are set forth below:

Low duty foam tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and retail stores continues to account for most of our revenue at this time. We have the ability to produce a broad range of products for the low-duty cycle tire market. We are continuing our marketing efforts and expanding our product lines.

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

Solid tires – In July 2009, we shipped the first orders of our new line of long wearing, polyurethane forklift tires to K-2 Industrial Tire Inc. ("K-2"). K-2 has partnered with us for worldwide introduction and distribution of the Kryon(TM) brand tire line. K-2 intends to offer a complete line of press-on tires for the forklift industry with our unique, proprietary polyurethane formulations. The Kryon forklift tires are made of non-marking polyurethane, a significant advantage over non-marking rubber tires that are usually priced at a premium to regular rubber tires. Other potential commercial applications for the solid polyurethane elastomer tires include skid steer and aperture tires.

Composite tires – We believe there are multiple applications for use of our polyurethane elastomer material as treads for new or retread tire casings. However, economic constraints may have limited development and market penetration in this area. The first commercial application for this technology was initiated by Desert Research Technology (“DRT), to manufacture paddle-type sand tires. The first potential commercial application for this technology was initiated in fiscal 2008 by Desert Research Technology (“DRT), to manufacture paddle-type sand tires. We have supplied DRT with samples of the chemical system necessary to produce the tires.  Our licensee, Qingdao Qizhou Rubber Company, LTD. (“Qingdao”) has told us they will be further delayed in commencing OTR tire retreads due to financial constraints and we cannot estimate the extent of the delay at this time. However, if Qingdao’s OTR tire retread facility is eventually made operational, Qingdao will purchase the polyurethane elastomer chemical systems necessary to produce the OTR tire retreads directly from us.

Pneumatic tires – We continue to evaluate the properties of our tires in the laboratory and on vehicles. We have also provided prototype tires to other tire or automotive manufacturers for performance evaluations, which may include uniform tire quality grading or other performance testing and/or testing to non-U.S. safety standards. In addition, we are still working to finalize elements of the manufacturing process. We are discussing the construction and installation of a pilot manufacturing facility capable of demonstrating this production capability with potential strategic partners.

Factors Affecting Results of Operations

Historically, our operating expenses have exceeded our revenues resulting in net losses of approximately $3.62 million, $4.22 million and $5 million in fiscal years ended June 30, 2009, 2008 and 2007, respectively. In each of these periods, our operating expenses consisted primarily of the following:

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

Valuation of Intangible Assets and Goodwill

At June 30, 2009, we had capitalized patent and trademark costs, net of accumulated amortization, totaling $601,774.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  Amortization expense for the fiscal years ended June 30, 2009, 2008 and 2007 was $30,041, $21,638, and $23,209, respectively.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Statement of Financial Accounting Standards “SFAS” No. 142, "Goodwill and Other Intangible Assets." In June 2009, our management team assessed several of our pending patents and trademarks and decided to abandon several of them due to they no longer apply to our current manufacturing processes. We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year ended June 30, 2006.  Our financial statements as of and for the period ended June 30, 2007, 2008, and 2009 reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the fiscal year ending June 30, 2009 was $64,077, related to employee stock options granted during the year.  Stock-based compensation expense recognized under SFAS 123(R) for the fiscal year ending June 30, 2008 and June 30, 2007 was $370,027and $783,503 respectively.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Under SFAS 123(R), stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in our Statement of Operations for the fiscal years ended June 30, 2007, 2008, and 2009 is based on the grant date fair value estimated in accordance with SFAS 123(R), and only includes compensation expense for share-based payment awards that were granted after July 1, 2006 and vested during the fiscal year ended June 30, 2007, 2008, and 2009.  Stock-based compensation expense recognized in our Statement of Operations for the fiscal year ended June 30, 2007, 2008, and 2009 assumes all awards will vest.  Therefore, no reduction has been made for estimated forfeitures.

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

The following summary table presents a comparison of our results of operations for the fiscal years ended June 30, 2007, 2008 and 2009 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Fiscal Year Ended June 30,			Percent Change
	2007	2008	2009	2008 vs. 2007	2009 vs. 2008
	(in thousands)
Net revenues	$3,427	$2,890	$3,201	(16)%	11%
Cost of revenues	$2,383	$1,920	$2,327	(19)%	21%
Gross profit	$1,044	$970	$874	(7)%	(10)%
Selling, general, and administrative expenses (1)	$4,655	$4,141	$3,586	(11)%	(13)%
Research and development expenses	$835	$572	$190	(32)%	(67)%
Consulting expenses (2)	$286	$393	$355	37%	(10)%
Depreciation and amortization expenses	$379	$294	$258	(22)%	(12)%
Loss on sales and impairment of assets	$5	$1	$143	(80)%	14,200%
Other Income	$109	$209	$35	92%	(83)%
Net loss	$(5,008)	$(4,223)	$(3,624)	(16)%	(14)%

(1)

Includes deferred compensation for employee stock options of $783,503, $370,027 and $64,077 for the fiscal years ended June 30, 2007, 2008 and 2009, respectively.

(2)

Includes deferred compensation stock options to consultants for services of $110,144 for the fiscal year ended June 30, 2008 only.

Year Ended June 30, 2009 Compared to the Year Ended June 30, 2008

Net Revenues.   Sales of our closed-cell polyurethane foam products accounted for 87% of all of our sales revenue during the fiscal year ended June 30, 2009.  For the fiscal year ended June 30, 2009 we had $2,796,095 of net polyurethane foam product sales compared to $2,617,337 for 2008. Net polyurethane foam product sales for the fiscal year ended June 30, 2009 increased slightly by $178,758, or 6.8%, as compared with 2008 due primarily to a higher demand on a weak consumer market. Our number of product units sold to our original equipment manufacturer, retail chain and distributor customers increased by 51% over the fiscal year ended June 30, 2008. During the fiscal year ended June 30, 2009, we had $55,937 and $11,709 of returns of our products and trade discounts, respectively, compared to $37,218 and $14,095, respectively, for the fiscal year ended June 30, 2008. During the fiscal year ended June 30, 2009, we had $33,333 of revenues derived from licensing fees, or 1% of total net revenues, compared to $210,000 of revenues derived from licensing fees, or 7% of total net revenues for the fiscal year ended June 30, 2008. Also, during the fiscal year ended June 30, 2009, we had $372,161 of revenues derived from sales of tool and equipment, or 12% of total net revenues, compared to $62,690 of revenues derived from sales of equipment, or 2% of total net revenues for the fiscal year ended June 30, 2008. The substantial increase in sales of equipment for fiscal 2009 as compared to fiscal 2008 is related to the sale of pouring equipment and models for the new line of forklift tires, while equipment sales during fiscal 2008 all relate to the sale of tire fill equipment.

Cost of Revenues.  For the fiscal year ended June 30, 2009, our cost of revenues related to our closed-cell polyurethane foam products increased 8%, compared to 2008 due to increase in product sales. For the fiscal year ended June 30, 2009 we had $1,994,930 of cost of revenues related to our closed-cell polyurethane foam products compared to $1,855,160 for 2008. As a result of the increase in our cost of revenues, our gross margin for products sales decreased to 29% as compared to the prior year. We have revised the selling prices for our products at the beginning of the fiscal year to adjust for raw material increases to our customers. We believe that our product sales margin can continue to improve as our increased sales efforts generate additional product orders to take further advantage of manufacturing efficiencies. We believe we currently have sufficient foam product manufacturing equipment and employees to put into affect a substantial increase in production without incurring proportionately equivalent increases in labor costs or manufacturing equipment overheads.

In fiscal 2009, our cost of revenues related to fill equipment increased 409%, compared to 2008 due to increase in tools and fill equipment sales. In fiscal 2008, we sold only fill equipment to our customers on a break-even basis to penetrate the tire fill market. Due to some unexpected ancillary expenses, this initiative has cost us $2,545.

Gross Profit.  For the fiscal year ended June 30, 2009, we had $874,147 of total gross profit compared to $969,631 for 2008.  The gross profit related to our closed-cell polyurethane foam products represents $801,165, or 92%, of the total gross profit. The additional gross profit of $72,983 resulted from licensing fees and equipment sales. Gross profit for the fiscal year ended June 30, 2009 decreased by $95,484, or 10%, as compared with 2008 due primarily to a decrease in licensing fees. Our gross profit margin decreased to 27% in 2009 from 34% in 2008 due primarily to the decrease in license fees revenues.  For the fiscal year ending June 30, 2010, we believe that the price adjustments implemented in the beginning of the fiscal year 2009 coupled with an improving consumer market should enable us to increase our product and equipment sales while maintaining the gross margins we experienced during the fiscal years ended June 30, 2008 and 2007.

Selling, General, and Administrative Expenses.  For the fiscal year ended June 30, 2009, we had $3,586,412 of SG&A expenses, including the amortization of deferred compensation, compared to $4,141,411 for 2008.  As we focused our commercialization efforts, our SG&A for the fiscal year ended June 30, 2009 decreased by $554,999 or 13%, as compared with 2008 due primarily to decreased expenses in the following areas:

-  Approximately $227,000 in payroll and payroll taxes;

-  Approximately $75,000 in sales and marketing expenses;

- Approximately $174,000 in professional fees;

- Approximately $50,000 in facilities related expenses;

- Approximately $65,000 in medical insurance;

- Approximately $85,000 in director fees and expenses;

The decreases were offset by increases of:

- Approximately $104,000 in office related expenses;

-

Approximately $290,000 in bad debt expenses; and

In addition to the SG&A expenses listed above, we had deferred compensation, which is primarily related to the grant of options to our employees for the purchase of restricted stock.  We adopted SFAS 123 (R) on July 1, 2005 and as a result, we amortized $64,077 of deferred compensation compared to $370,027 for 2008 in the fiscal year ended June 30, 2009.

Research and Development Expenses.  For the fiscal year ended June 30, 2009 we had $190,030 of research and development expenses compared to $572,097 for 2008. Our research and development expenses for the fiscal year ended June 30, 2009 decreased by $382,067, or 67%, as compared with 2008 due primarily to us not having to make significant cash investments in research and development tooling and equipment. Although we will continue to identify and pursue additional applications for our polyurethane technology outside the tire industry, we expect research and development expenses to decrease during the fiscal year ending June 30, 2010.

Consulting Expenses.  For the fiscal year ended June 30, 2009 we had $355,209 of consulting expenses compared to $393,392 for 2008.  Our consulting expenses for the fiscal year ended June 30, 2009, decreased by $38,183, or 10% as compared with the same period in 2008. The decrease in our consulting expenses for the current period is due to the April 2009 termination of two consulting agreements with our former CEO, Richard Steinke and our former Chief Chemical Systems Formulator, Manuel Chacon which resulted in the cancellation of unvested options.

Depreciation and Amortization Expenses.  For the fiscal year ended June 30, 2009 we had $258,311 of depreciation and amortization expenses compared to $294,252 for 2008.  Our depreciation and amortization expenses for the fiscal year ended June 30, 2009 decreased by $35,941, or 12%, as compared with 2008 due primarily to no longer expensing fully depreciated assets, partially offset by the depreciation expense for newly acquired assets during the period.

Net Loss.  For the fiscal year ended June 30, 2009, we had a net loss of $3,623,899 compared to a net loss of $4,223,424 for 2008.  Our net loss for the fiscal year ended June 30, 2009 decreased by $599,525 as compared with 2008 due primarily to the reduction in payroll and payroll taxes, sales and marketing, research and development, and other general and administrative expenses partially offset by the increase in bad debt expenses and office related expenses.

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

Cost of Revenues.  For the fiscal year ended June 30, 2008, our cost of revenues related to our closed-cell polyurethane foam products increased 2%, compared to 2007 due to a substantial increase in raw material costs. As a result of these cost increases, our gross margin for products sales decreased slightly to 29% from 30% the prior year. In fiscal 2008, we began supplying fill equipment to our customers on a break-even basis to penetrate the tire fill market. Due to some unexpected ancillary expenses, this initiative cost us $2,545. For the fiscal year ended June 30, 2007, we had $540,000 in revenues from the sale of equipment but $556,677 in cost of revenues related to specialized one-of-a-kind pouring equipment sold to Qingdao.  This cost of this equipment also exceeded our estimate due to the unique characteristics of the equipment.  Based on our experience to date, we now plan for cost contingencies and change orders when providing customers with equipment quotes on new or specialized equipment.

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

Cash Flows

The following table sets forth our consolidated cash flows for the fiscal years ended June 30, 2007, 2008 and 2009.

	Fiscal Year Ended June 30,
	2007	2008	2009
	(in thousands)
Net cash used by operating activities	$(3,407)	$(3,777)	$(2,374)
Net cash used in investing activities	(326)	(310)	(90)
Net cash provided by financing activities	6,456	-	791
Net (decrease) increase in cash and cash equivalents during period	$2,723	$(4,087)	$(1,673)

Net Cash Used By Operating Activities.  Our primary sources of operating cash in fiscal 2009 were receipts from our customers and cash provided by financing activities.  Our primary uses of operating cash are payments made to our vendors, employees and technical consultants. Net cash used by operating activities was $2,373,851 for the fiscal year ended June 30, 2009 compared to $3,776,659 for the fiscal year ended June 30, 2008.  The decrease in cash used in operating activities is due primarily to a large decrease in inventory, other assets (deposits on equipment and project in process), and a large increase in accounts payable and accrued expenses. Non-cash items include depreciation and amortization and the issuance of common stock and stock options for services and employee compensation.  Our net loss was $3,623,899 for the year ended June 30, 2009 compared to a net loss of $4,223,424 for the year ended June 30, 2008.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $89,659 for the fiscal year ended June 30, 2009 and $310,752 for the fiscal year ended June 30, 2008. Our primary use of investing cash for the fiscal year ended June 30, 2009 was $52,303 for patents and trademarks and $37,356 for property and equipment. Our primary uses of investing cash for the fiscal year ended June 30, 2008 were $101,257 for patents and trademarks and $210,239 for property and equipment.

Net Cash Provided by Financing Activities.  For the fiscal year ended June 30, 2009 our financing activities provided net cash of $790,952. There were no financing activities during the fiscal year ended June 30, 2008. Our primary source of cash for the fiscal year ended June 30, 2009 was $494,567 obtained from the sale of common stock, $310,000 obtained from related party convertible notes payable against our receivables, and receipts from customers.

On April 1, 2009, we entered into a credit agreement under which we could receive loans up to an aggregate of $500,000.  Loans under the agreement are made as advances against our accounts receivable, are subject to interest of 2% per month, are secured by our accounts receivable, and are due monthly subject to renewal by the lender.  On June 3, 2009, we agreed to an amendment to the agreement adding a right, at the lender’s discretion, to convert outstanding loan principal and interest to common stock at a conversion price of $0.27 per share, the closing market price on June 2, 2009.

In the quarter ended June 30, 2009, we have received loans through promissory notes issued per the credit agreement totaling $310,000, $300,000 from Henry Moyle and $10,000 from Frank Dosal, both directors. At this filing date, neither director has demanded payment or elected to convert outstanding principal and interest to stock.

There were no financing activities during the fiscal year ended June 30, 2008.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at June 30, 2009.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$180,000	$180,000	$—	$—	$—

Total contractual cash obligations	$180,000	$180,000	$—	$—	$—

(1)  In November 2007, we negotiated an extension of the lease for our executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square-foot building, which includes approximately 5,500 square-feet of office space, situated on approximately 4.15 acres.  In June 2009, we negotiated an adjustment to the extended lease for monthly base rent of $15,000. The lease agreement has a term of one year starting on June 15, 2009.

Cash Position, Outstanding Indebtedness, and Future Capital Requirements

Our total indebtedness at June 30, 2009 was $1,028,650 and our total cash and cash equivalents were $28,634, none of which is restricted. Our total indebtedness at June 30, 2009 includes $464,309 in accounts payable, a $310,000 in related party convertible notes, and $254,341in accrued expenses and deferred revenues,.  Our accrued expenses include estimated expenses relating to the April 2009 termination of our employment agreement with our former President and Chief Executive Officer, Gary N. Benninger. Mr. Benninger’s employment agreement provides for termination payments and related accrued benefits, which amount and time frame for payment are currently subject to negotiation. We have no long-term liabilities.

In an effort to increase revenues, we have recently expanded our product lines and begun the sale of polyurethane foam tire fill and solid polyurethane elastomer tires. In the past, we offered aggressive sales projections based on our assessment of our planned sales initiatives. Despite the overall downturn experienced in both the U.S. and international economies over the past several quarters, we believe the revenues reported for the fiscal year ended June 30, 2009 are only beginning to reflect our progress toward our sales projections, which we anticipate will become more apparent during the next six to nine months. In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain additional financing or capital sources, to meet our financing requirements, and ultimately to achieve profitable operations.

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

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $54,643,220 at June 30, 2009 which raises substantial doubt about our ability to continue as a going concern (See Note 5 to the attached financial statements). The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

As described above, we have taken certain steps to reduce our operating and financial requirements while expanding our revenues in an effort to enable us to continue as a going concern until such time that revenues are sufficient to cover expenses, including: (1) we implemented numerous cost reduction measures, including reduced officer and board compensation, over the last seven months of the 2009 fiscal year that we expect will continue to reduce our overall selling, general and administrative expenses throughout the 2010 fiscal year; (2) we revised the selling prices for our products at the beginning of the fiscal year to adjust for raw material increases to our customers; (3) we re-focused our sales and marketing efforts on three product areas with products already in production, low duty cycle foam tires, tire fill and solid tires, have expanded sales in all three areas and expect to continue to increase sale during the fiscal year.  We expect the increase in revenues from the expanded sales activity should reduce net loss in the near term and move us closer to profitability.

To supplement our cash needs during the 2010 fiscal year, on September 21, 2009, we completed a private placement of our common stock for aggregate proceeds of approximately $500,000.  In connection with the preparation of our financial statements for the year ended June 30, 2009, we have analyzed our cash needs for fiscal 2010. Based on this analysis, we concluded that our available cash, including the cash raised in the private placement, should be sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for fiscal 2010. We may also issue common stock in lieu of cash as compensation for certain employment, development, and other professional services. However we believe we may need additional capital if our sales revenues do not meet our expectations. In any case, we will most likely need additional capital to fully implement our business plans.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general accounting standards and disclosure for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009 and requires prospective application.  The Company adopted SFAS 165 during the fourth quarter ended June 30, 2009, and its application had no impact on the Company’s financial statements.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was September 28, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the “FASB Accounting Standards Codification™” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants.  SFAS 168 is effective for interim and annual financial periods ending after September 15, 2009.  On this effective date, the Codification will supersede all then-existing Non-SEC accounting and reporting standards.  All other non-grandfathered Non-SEC accounting literature not included in the Codification will become non-authoritative.  Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS 162.  The Company will adopt SFAS 168 during its interim period ending September 30, 2009 and does not anticipate that the adoption of this standard will have a material impact on its financial statements.

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

ITEM 9A(T). CONTROLS AND PROCEDURES

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

We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we believe that, as of June 30, 2009, our system of internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Amerityre Corporation

September 25, 2009

By:

/s/ Michael Kapral

Michael Kapral

Chief Executive Officer

/s/ Anders A. Suarez

Anders A. Suarez

Chief Financial Officer

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our proxy statement related to our 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than October 28, 2009 (120 days after the end of the fiscal year covered by this Annual Report on Form 10-K).

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

Dated:  September 25, 2009

AMERITYRE CORPORATION

By: /s/Michael Kapral Michael Kapral Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of September 2009.

/s/ Michael Kapral Michael Kapral Chief Executive Officer (Principal Executive Officer)	/s/Anders A. Suarez Anders A. Suarez Chief Financial Officer (Principal Financial Officer)

/s/Louis M. Haynie Louis M. Haynie Chairman of the Board of Directors	/s/Henry D. Moyle Henry D. Moyle Director

/s/Wesley G. Sprunk Wesley G. Sprunk Director	/s/ Gary N. Benninger Director

/s/Steve M. Hanni Steve M. Hanni Director	/s/Frank Dosal Frank Dosal Director

AMERITYRE CORPORATION

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets as of June 30, 2009 and 2008

F-3

Statements of Operations for the years ended June 30, 2009, 2008, and 2007

F-5

Statements of Stockholders' Equity for the years ended June 30, 2009, 2008, and 2007

F-6

Statements of Cash Flows for the years ended June 30, 2009, 2008, and 2007

F-9

Notes to Financial Statements

F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Amerityre Corporation

Boulder City, Nevada

We have audited the balance sheets of Amerityre Corporation as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerityre Corporation as of June 30, 2009 and 2008 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Amerityre Corporation’s internal controls over financial reporting as of June 30, 2009, including in the accompanying 10-K and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations that have resulted in an accumulated deficit.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

September 28, 2009

AMERITYRE CORPORATION
Balance Sheets

ASSETS	June 30, 2009	June 30, 2008
CURRENT ASSETS

Cash and cash equivalents	$28,634	$1,701,191
Accounts receivable – net	480,433	494,690
Inventory	642,087	819,403
Deposit on equipment	89,721	147,047
Prepaid and other current assets	28,486	140,241

Total Current Assets	1,269,361	3,302,572

PROPERTY AND EQUIPMENT

Construction in progress	-	7,564
Leasehold Improvements	162,683	162,683
Molds and models	536,345	495,214
Equipment	2,901,413	2,901,620
Furniture and fixtures	100,142	100,142
Software	286,046	286,046
Less – accumulated depreciation	(3,058,271)	(2,831,691)

Total Property and Equipment	928,358	1,121,578

OTHER ASSETS

Patents and trademarks – net	601,774	658,534
Deposits	71,568	71,568

Total Other Assets	673,342	730,102

TOTAL ASSETS	$2,871,061	$5,154,252

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2009	June 30, 2008

CURRENT LIABILITIES

Accounts payable	$464,309	$212,467
Related party convertible notes	310,000	-
Accrued expenses	247,554	111,205
Deferred revenue – special projects	6,787	9,451

Total Current Liabilities	1,028,650	333,123

TOTAL LIABILITIES	1,028,650	333,123

COMMITMENTS AND CONTINENCIES (NOTE 2)

STOCKHOLDERS’ EQUITY

Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 shares authorized of $0.001 par value, 26,233,644 and 23,429,595 shares issued and outstanding, respectively	26,231	23,427
Additional paid-in capital	56,897,606	56,275,163
Accrued interest on notes receivable	-	(25,480)
Notes receivable	(438,206)	(399,329)
Deferred consulting and directors’ compensation	-	(33,331)
Retained deficit	(54,643,220)	(51,019,321)

Total Stockholders’ Equity	1,842,411	4,821,129

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,871,061	$5,154,252

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations

	For the Years Ended June 30,

	2009	2008	2007

NET REVENUES
Products	$2,796,095	$2,617,337	$2,620,587
Licenses	33,333	210,000	266,667
Equipment	372,161	62,690	540,000

Total Net Revenues	3,201,589	2,890,027	3,427,254

COST OF REVENUES
Products	1,994,930	1,855,160	1,826,668
Equipment	332,512	65,236	556,677

Total Cost of Revenues	2,327,442	1,920,396	2,383,345

GROSS PROFIT	874,147	969,631	1,043,909

EXPENSES
Consulting	355,209	393,392	286,274
Depreciation and amortization	258,311	294,252	379,127
Research and development	190,030	572,097	834,647
Loss on sale and impairment of assets	143,180	926	4,831
Selling, general and administrative	3,586,412	4,141,411	4,655,456

Total Expenses	4,533,142	5,402,078	6,160,335

LOSS FROM OPERATIONS	(3,658,995)	(4,432,447)	(5,116,426)

OTHER INCOME
Interest income	38,571	206,053	101,290
Miscellaneous income and expenses	(3,475)	2,970	7,314

Total Other Income	35,096	209,023	108,604

NET LOSS	$(3,623,899)	$(4,223,424)	$(5,007,822)

BASIC AND DILUTED LOSS PER SHARE	$(0.15)	$(0.18)	$(0.23)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,520,938	23,418,907	21,520,394

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION Statements of Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Notes Receivable	Accrued Interest	Prepaid with Common Stock	Accumulated Deficit
	Shares	Amount
Balance, June 30, 2006	21,020,180	$21,018	$47,579,729	$-	$-	$(29,167)	$(41,788,075)

Common stock issued for cash-less exercise of options	11,553	12	(12)	-	-	-	-

Common stock issued for cash exercise of class A warrants at $5.00 per share	875	1	4,375	-	-	-	-

Common stock issued for cash exercise of class B warrants at $5.50 per share	875	1	4,812	-	-	-	-

Common stock issued for board compensation	11,628	12	59,988	-	-	(60,000)	-

Common stock issued for services $3.55 to $4.31 per share	35,000	35	131,815	-	-	-	-

Common stock issued for cash at $3.50 per share	2,072,996	2,072	7,253,413	-	-	-	-

Common stock issued for cash to affiliates from $4.28 to $4.74 per share	58,444	58	265,063	-	-	-	-

Common stock issued for cash exercise warrants at $4.50 per share	5,000	5	22,495	-	-	-	-

Common stock issued for cash from options at $4.00 per share	200,000	200	799,800	-	-	-	-

Offering Cost	-	-	(1,296,191)	-	-	-	-

Stock based comp employee options	-	-	783,503	(600,000)	-	-	-

Accrued interest on notes receivable	-	-	-	-	(3,074)	-	-

Amortization of prepaid expenses	-	-	-	-	-	64,167	-

Net loss for the year ended June 30, 2007	-	-	-	-	-	-	(5,007,822)
Balance, June 30, 2007	23,416,551	$23,414	$55,608,790	$(600,000)	$(3,074)	$(25,000)	$(46,795,897)

AMERITYRE CORPORATION Statements of Stockholders’ Equity (continued)
	Common Stock		Additional Paid-in Capital	Notes Receivable	Accrued Interest	Prepaid with Common Stock	Accumulated Deficit
	Shares	Amount
Balance, June 30, 2007	23,416,551	$23,414	$55,608,790	$(600,000)	$(3,074)	$(25,000)	$(46,795,897)

Common stock issued for services	37,172	38	87,880	-	-	-	-

Cancellation of stock issued for note receivable	(60,000)	(60)	(216,540)	200,671	15,929	-	-

Common stock issued for board compensation	35,872	35	79,960	-	-	(79,995)	-

Stock based comp consultant options	-	-	110,144	-	-	-	-

Stock based comp employee options	-	-	370,027	-	-	-	-

Accrued interest on notes receivable	-	-	-	-	(38,335)	-	-

Contributed Capital	-	-	150,000	-	-	-	-

Accrued stock based compensation	-	-	84,902	-	-	-	-

Amortization of prepaid expenses	-	-	-	-	-	71,663	-

Net loss for the year ended June 30, 2008	-	-	-	-	-	-	(4,223,424)
Balance, June 30, 2008	23,429,595	$23,427	$56,275,163	$(399,329)	$(25,480)	$(33,331)	$(51,019,321)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION Statements of Stockholders’ Equity (continued)
	Common Stock		Additional Paid-in Capital	Notes Receivable	Accrued Interest	Prepaid with Common Stock	Accumulated Deficit
	Shares	Amount
Balance, June 30, 2008	23,429,595	$23,427	$56,275,163	$(399,329)	$(25,480)	$(33,331)	$(51,019,321)

Common stock issued for services at prices ranging from $0.30 to $4.04 per share	35,000	35	103,965	-	-	-	-

Cancellation of stock issued for services	(25,000)	(25)	25	-	-	-	-

Common stock issued for cash at $0.25 per share	1,963,200	1,963	488,840	-	-	-	-

Common stock issued for cash to affiliates at $0.29 per share	100,620	101	29,462	-	-	-	-

Common stock issued for cash-less exercise of warrants	686,479	686	(686)	-	-	-	-

Common stock issued for board compensation at $0.40 per share	43,750	44	17,456	-	-	-	-

Reversal of previously recorded stock based compensation	-	-	(84,902)	-	-	-	-

Accrued interest on note receivable	-	-	-	-	(14,693)	-	-

Restructure of related party note receivable	-	-	-	(40,173)	40,173	-	-

Accrued stock based compensation	-	-	30,333	-	-	-	-

Accrued interest on note receivable	-	-	-	-	(11,216)	-	-

Payment on note receivable and accrued interest	-	-	-	1,296	11,216	-	-

Stock offering costs	-	-	(26,127)	-	-	-	-

Stock based compensation-employee options	-	-	64,077	-	-	-	-

Amortization of prepaid expenses	-	-	-	-	-	33,331	-

Net loss for the year ended June 30, 2009	-	-	-	-	-	-	(3,623,899)
Balance, June 30, 2009	26,233,644	$26,231	$56,897,606	$(438,206)	$-	$-	$(54,643,220)

AMERITYRE CORPORATION
Statements of Cash Flows
	For the Years Ended June 30,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,623,899)	$(4,223,424)	$(5,007,822)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	258,311	294,252	379,127
Bad debt expense	284,714	(7,897)	(1,965)
Loss on sale and impairment of assets	143,180	926	(169)
Common stock issued/accrued for services	147,300	87,918	131,850
Accrued stock based compensation	30,333	84,902	-
Reversal of previously recorded stock based compensation	(84,902)	-	-
Stock options for services	-	110,144	-
Stock-redemption for note receivable	-	(38,335)	-
Stock-based compensation expense related to employee options	64,077	370,027	783,503
Amortization of expense prepaid w/ common stock	33,331	71,663	64,167
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(270,457)	(137,668)	(104,371)
Decrease in prepaid and other current assets	57,326	10,543	91,811
Decrease (Increase) in other assets	49,902	(182,615)	143,683
Increase in accrued interest	(25,909)	-	-
Decrease (Increase) in inventory	177,315	(79,693)	(147,588)
Increase (Decrease) in accounts payable and accrued expenses	385,527	(137,402)	260,870
Net Cash Used by Operating Activities	(2,373,851)	(3,776,659)	(3,406,904)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(52,303)	(101,257)	(140,819)
Proceeds from sale of fixed assets	-	744	-
Purchase of property and equipment	(37,356)	(210,239)	(185,454)
Net Cash Used by Investing Activities	(89,659)	(310,752)	(326,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants	494,567	-	7,520,607
Stock offering cost paid	(26,127)	-	(1,296,191)
Cash received on note receivable related to exercise of option	12,512	-	-
Cash received on convertible notes payable	310,000	-	-
Proceeds from stock issued for warrants	-	-	31,688
Proceeds from exercise of stock options	-	-	200,000
Net Cash Provided by Financing Activities	790,952	-	6,456,104

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,672,557)	(4,087,411)	2,722,927

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,701,191	5,788,602	3,065,675
CASH AND CASH EQUIVALENTS AT END OF YEAR	$28,634	$1,701,191	$5,788,602

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows (Continued)
	For the Years Ended June 30,
	2009	2008	2007
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH OPERATING ACTIVITIES
Common Stock issued for services rendered	$147,300	$172,820	$131,850
Common Stock issued for prepaid services	$-	$-	$-
Stock-based compensation expense related to employee options	$64,077	$370,027	$783,503

NON-CASH INVESTING/ FINANCING ACTIVITIES
Options issued for advisory group services	$-	$-	$-
Accrued interest converted to note receivable	$40,173	$-	$-
Common stock issued pursuant to exercise of option by promissory notes	$-	$-	$600,000

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2009 and 2008

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

d. Basic and Fully Diluted Net Loss Per Share

Basis and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Years Ended June 30,
	2009	2008	2007
Loss (numerator)	$(3,623,899)	$(4,223,424)	$(5,007,822)
Shares (denominator)	24,520,938	23,418,907	21,520,394
Per share amount	$(0.15)	$(0.18)	$(0.23)

The Company’s outstanding stock options and warrants have been excluded from the basic net loss per share calculation. The Company excluded 4,679,780, 5,527,370 and 5,182,370 common stock equivalents for the years ended June 30, 2009, 2008 and 2007, respectively because they are anti-dilutive.

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

June 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Net deferred tax assets consist of the following components as of June 30, 2009 and 2008:

	2009	2008
Deferred tax assets:
NOL Carryover	$16,694,746	$16,166,567
Contribution Carryover	68	68
Deferred Revenue	2,647	3,686
Allowance for Doubtful Accounts	108,818	-
Related Party Accruals	6,146	-
Accrued Compensation	58,500	-
Inventory Reserve	16,521	8,312
R & D Carryover	195,374	221,504
Deferred tax liabilities
Depreciation	(162,426)	(154,503)
		-
Valuation allowance	(16,920,394)	(16,245,634)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2009 and 2008 due to the following:

	2009	2008
Book Income	$(1,413,321)	$(1,647,135)
Depreciation	-	3,219
Meals & Entertainment	3,698	3,516
Stock for Services	107,266	282,615
R&D Credit	-	(17,729)
Deferred Revenue	-	3,686
Inventory Reserve	-	8,312
Loss on Asset Disposal	193	-
Valuation allowance	1,302,164	1,363,516
	$-	$-

At June 30, 2009, the Company had net operating loss carryforwards of approximately $44,400,000 that may be offset against future taxable income from the year 2008 through 2029. No tax benefit has been reported in the June 30, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company files income tax returns in the U.S. federal jurisdiction, and in Utah.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2009 and 2008

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

	2009	2008
Raw Materials	$191,384	$275,283
Finished Goods	450,703	544,120
Total Inventory	$642,087	$819,403

We had an inventory reserve amount of $42,362 and $21,312 recorded as of June 30, 2009 and 2008, respectively, for items that have a slow turnover ratio.

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

Depreciation expense for the years ended June 30, 2009, 2008 and 2007 was $228,270, $272,614 and $355,918, respectively.

i. Revenue Recognition

Revenue for products is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Generally, we ship all of our products FOB origination. License fee revenue is recognized as earned, and no revenue is recognized until the inception of the license term.

j. Patents and Trademarks

Patent and trademark costs have been capitalized at June 30, 2009, totaling $739,065 with accumulated amortization of $137,291 for a net book value of $601,774. Patent and trademark costs capitalized at June 30, 2008 totaled $765,784 with accumulated amortization of $107,250 for a net book value of $658,534. The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not being amortized. Amortization will begin once the patents have been issued. Amortization expense for the years ended June 30, 2009, 2008 and 2007 was $30,041, $21,638and $23,209, respectively. The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of SFAS 142, “Goodwill and Other Intangible Assets.” Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected, undiscounted cash flows.

In June 2009, our management team assessed several of our pending patents and trademarks and decided to abandon several of them due to they no longer apply to our current manufacturing processes. For the year ended June 30, 2009, we abandoned a total of $79,022 in patents and trademarks that do not apply to our current manufacturing processes. Included in the total patent and trademark costs are $242,817 of patent and trademark costs pending that are not currently being amortized.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Patents and Trademarks (continued)

The estimated amortization expense, based on current intangible balances, for the next fiscal years beginning July 1, 2009 is as follows:

2010	$27,750
2011	$25,350
2012	$23,700
2013	$21,650
2014	$20,340

k. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended June 30, 2009, 2008 and 2007 was $24,893, $117,169and $160,980, respectively.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year 2006. Our financial statements as of and for the fiscal years ended June 30, 2007, 2008 and 2009 reflect the impact of SFAS 123 (R). Stock-based compensation expense recognized under SFAS 123 (R) for the fiscal years ended June 30, 2009, 2008 and 2007 was $64,077, $370,027, and $783,503 respectively, and related to employee stock options issued during those fiscal years.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2006, we had no unvested share-based payment awards for which compensation expense should be recognized during the fiscal year ended June 30, 2007, 2008, and 2009. Stock-based compensation expense recognized in our Statements of Operations for the fiscal years ended June 30, 2007, 2008 and 2009 only include compensation expense for share-based payment awards granted, but not yet vested after July 1, 2006, and are based on the grant date fair value estimated in accordance with SFAS 123 (R).

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l. Stock Based-Compensation Expense (continued)

Stock-based compensation expense recognized in our Statements of Operations for fiscal year ended June 30, 2007, 2008 and 2009 assume all awards will vest, therefore no reduction has been made for estimated forfeitures.

m. Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the “FASB Accounting Standards Codification™” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants.  SFAS 168 is effective for interim and annual financial periods ending after September 15, 2009.  On this effective date, the Codification will supersede all then-existing Non-SEC accounting and reporting standards.  All other non-grandfathered Non-SEC accounting literature not included in the Codification will become non-authoritative.  Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS 162.  The Company will adopt SFAS 168 during its interim period ending September 30, 2009 and does not anticipate that the adoption of this standard will have a material impact on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general accounting standards and disclosure for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009 and requires prospective application.  The Company adopted SFAS 165 during the fourth quarter ended June 30, 2009, and its application had no impact on the Company’s financial statements.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was September 28, 2009.

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

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.  SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years; early adoption is not permitted. We do not expect SFAS 160 to have a material impact on our results of operations, financial position, or cash flows.

n. Shipping and Handling

We follow Emerging Issues Task Force Statement No. 00-10, “Shipping and Handling Fees and Costs”, which requires that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales.

o.

Trade Receivables

We generally charge-off trade receivables that are more than 120 days outstanding as bad-debt expense, unless management believes the amount to be collectable. The charge-off amounts are included in selling, general and administrative expenses.  During the fiscal year ended June 30, 2008 we recouped a net of $8,086 in bad debt expenses previously charged in prior fiscal years. During the fiscal year ended June 30, 2009, bad debt expense increased as a result of our decision to adopt the most conservative accounting approach to outstanding receivables of certain customers. We are still confident that we will collect the outstanding balances however we decided to classify them as bad debt to be in accordance with of our trade receivables policy. Bad debt expense was $284,714 $(7,897), and $(1,965), for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

In the quarter ended June 30, 2009, we have received loans through promissory notes issued per the credit agreement totaling $310,000, $300,000 from Henry Moyle and $10,000 from Frank Dosal, both directors. The terms of the credit agreement requires the Company to employ our trade receivables as security.

p. Equity Securities

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

q. Concentrations of Risk

The Company maintains several accounts with financial institutions.  Currently, the accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s balances exceeded the insured amount by approximately $1,601,191and $5,688,000 as of June 30, 2008, and 2007 respectively.

Credit losses, if any, have been provided for in the financial statements and are based on management’s expectations. The Company’s accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual risks or significant risks in the normal course of its business.

We have one customer who accounted for 20%, 20%, and 20% of our sales for the years ended June 30, 2009, 2008 and 2007, respectively.

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

NOTE 2 – COMMITMENTS AND CONTINGENCIES

In June 2009, we negotiated an adjustment to the extended lease for our executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square-foot building, which includes approximately 5,500 square-feet of office space, situated on approximately 4.15 acres.  The term of the lease is 1 year expiring June 14, 2010.  The base rent is $15,000 per month. Our overall obligation amounts to $180,000 for the fiscal year 2010.

Effective April 24, 2009, the Company’s board of directors terminated the employment agreement between the Company and its President and Chief Executive Officer, Gary N. Benninger. Mr. Benninger’s employment agreement has an expiration date of August 31, 2009. Mr. Benninger’s employment agreement provides for termination payments and related accrued benefits, which amount and time frame for payment are currently subject to negotiation between the Company and Mr. Benninger.

In addition, the Company terminated the consulting agreements between the Company and Richard A. Steinke and Manuel (Manny) Chacon, who have been providing the Company with technology development and chemical formulating services, respectively. Each consulting agreement has an expiration date of August 31, 2009. The consulting agreements do not have a provision for early termination. The Company may continue to utilize the services of these consultants on an as-needed basis.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2009 and 2008

NOTE 3 – STOCK TRANSACTIONS

During the year ended June 30, 2009, the Company had the following stock transactions:

Pursuant to the terms of his employment agreement, effective August 31, 2008, we issued 25,000 shares of common stock to Gary N. Benninger. The shares were valued at $4.04 per share, based on the closing price of the shares on the date of the stock award. In December 2008, however, Mr. Benninger returned the shares for cancellation.

In December 2008, we approved the issuance of an aggregate of 10,000 shares (5,000 shares each) of our restricted common stock to two of our former non-employee Directors as additional compensation for their board services for the period from March 31, 2008 to November 30, 2008. The value of the shares was $3,000, based on the closing price of $0.30 per share.

In December 2008, the Board of Directors agreed to reduce annual board compensation to a total of $12,000, all payable through the grant of common stock (30,000 shares based on the closing price of $0.40 per share on December 1, 2008 payable quarterly). In addition to the above compensation, the Board of Directors has approved annual compensation for the chairman of the Audit Committee of $25,000, payable quarterly in cash and/or stock.

In February 2009, we issued an aggregate of 37,500 shares (7,500 shares each) of our restricted common stock to our non-employee directors as partial compensation for their services as members of our board of directors for the period commencing December 1, 2008 through February 28, 2009. The aggregate value of the shares was $15,000, based on the closing price of $0.40 per share, on the date the shares were approved to be issued during December 2008.

In February 2009, we issued 6,250 shares of our restricted common stock to the Chairman of our audit committee as partial compensation for his services as Chairman for the period commencing December 1, 2008 through February 28, 2009. The value of the shares was $2,500, based on the closing price of $0.40 per share, on the date the shares were approved to be issued during December 2008.

On February 19, 2009, we issued 686,479 shares of our common stock to certain warrant holders. The warrant holders were originally issued an aggregate of 550,000 warrants to purchase our common stock in connection with a private placement in May 2007.  The original warrant agreements included anti-dilution provisions such that the above holders were entitled to receive a reduced exercise price and additional warrants, up to a negotiated maximum, if we sold shares at a price below the exercise price of the outstanding warrants of $4.50. The warrant holders exercised all of the original warrants as well as the anti-dilution warrants via the cashless exercise provisions of the warrants.

Through June 30, 2009, we received $520,367 in cash proceeds related to the February 2009 private placement of our securities.  The February private placement was in the form of units (the “Units”) sold a price of $1.00 per Unit for an aggregate purchase price of $490,805 (the “February 2009 Private Placement’). Each Unit consisted of four (4) shares of common stock and one (1) warrant to purchase one share of common stock, exercisable for two years at an exercise price of $0.50 per share.  We sold an aggregate of 515,955 Units, or 2,063,820 shares and 515,955 warrants.  Certain of our Directors participated in the offering and purchased an aggregate of 25,155 Units for aggregate cash proceeds of $3,762 and services totaling $28,500, or an average of approximately $1.175 per Unit, which amount represents a price in excess of the per share market value of the our Common Stock at the time of purchase.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2009 and 2008

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

During the fiscal year ended June 30, 2009, 100,000 of the employment options were cancelled and 100,000 of the consultant options were cancelled in connection with the termination of employment and consulting agreements.

During the fiscal year ended June 30, 2009, we did not issue any additional options.

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

	For the fiscal year ended June 30,
	2009	2008	2007
Risk free interest rate	N/A	2.46% - 4,64%	4.80%
Expected life	N/A	5 years	3 years
Expected volatility	N/A	54.70% - 61.30%	49.37% - 49.41%
Dividend yield	N/A	0.00%	0.00%

A summary of the status of our outstanding stock options as of June 30, 2009 and June 30, 2008 and changes during the periods then ended is presented below:

	June 30, 2009		June 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	4,260,000	$ 6.34	3,915,000	$ 6.81
Granted	-	-	525,000	$ 2.89
Expired/Cancelled	(200,000)	$ 3.48	(180,000)	$ 6.51
Exercised	-	-	-	-
Outstanding end of period	4,060,000	$ 6.48	4,260,000	$ 6.34
Exercisable	3,910,000	$ 6.66	3,835,000	$ 6.75

The following table summarizes the range of outstanding and exercisable options as of June 30, 2009:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2009	Weighted Average Exercise Price
$1.79	150,000	3.87	$1.79	50,000	$1.79
2.02	75,000	3.75	2.02	25,000	2.02
3.55	25,000	0.55	3.55	25,000	3.55
4.04	100,000	3.12	4.04	100,000	4.04
4.31	30,000	0.68	4.31	30,000	4.31
5.36	150,000	1.00	5.36	150,000	5.36
6.40	105,000	0.46	6.40	105,000	6.40
6.60	425,000	1.00	6.60	425,000	6.60
7.00	3,000,000	0.21	7.00	3,000,000	7.00
$1.79-$7.00	4,060,000	0.60	6.48	3,910,000	6.66

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2009 and 2008

NOTE 4 – STOCK OPTIONS AND WARRANTS (Continued)

As of June 30, 2009, the unrecognized stock-based compensation related to stock options was approximately $141,764. This cost is expected to be expensed over the two years.

The following table summarizes outstanding warrants to purchase our common stock at June 30, 2009:

Number of Warrants Outstanding at June 30, 2009	Expiration Date	Exercise Price

103,825	2/1/2011	$5.50
515,955	2/11/2011	$0.50

NOTE 5 - GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $54,643,220 at June 30, 2009 which raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

We have taken certain steps to reduce our operating and financial requirements while expanding our revenues in an effort to enable us to continue as a going concern until such time that revenues are sufficient to cover expenses, including: (1) we implemented numerous cost reduction measures, including reduced officer and board compensation, over the last seven months of the 2009 fiscal year that we expect will continue to reduce our overall selling, general and administrative expenses throughout the 2010 fiscal year; (2) we revised the selling prices for our products at the beginning of the fiscal year to adjust for raw material increases to our customers; (3) we re-focused our sales and marketing efforts on three product areas with products already in production, low duty cycle foam tires, tire fill and solid tires, have expanded sales in all three areas and expect to continue to do so during the fiscal year.  We expect the increase in revenues from the expanded commercialization activities should reduce net loss in the near term and move us closer to profitability.

To supplement our cash needs during the 2010 fiscal year, on September 21, 2009, we completed a private placement of our common stock for aggregate proceeds of approximately $500,000.  In connection with the preparation of our financial statements for the year ended June 30, 2009, we have analyzed our cash needs for fiscal 2010. Based on this analysis, we concluded that our available cash, including the cash raised in the private placement, should be sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for fiscal 2010. We may also issue common stock in lieu of cash as compensation for certain employment, development, and other professional services. However we believe we may need additional capital if our sales revenues do not meet our expectations. In any case, we will most likely need additional capital to fully implement our business plans. If necessary, we may seek to raise additional capital through the issuance of debt or equity securities. Our ability to obtain financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described above, and attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2009 and 2008

NOTE 6 – NOTE RECEIVABLE

In June 2007, we issued 200,000 shares of common stock in connection with the exercise of 200,000 options at an exercise price of $4.00 per share for aggregate proceeds of $200,000 in cash and an additional two (2) notes in the amount of $300,000 each. The notes are payable in equal annual installments over a 3 year period and bear interest at 8.5% per annum.  In December 2008, the original notes were replaced with a single note in the amount of $439,502. The note is payable in four (4) equal installments and bear interest of 4.5% per annum, together with accrued interest, commencing on November 30, 2009. This note receivable has been included in the stockholders’ equity section until the shares issued have been paid in full.

NOTE 7 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

On April 1, 2009, we entered into a credit agreement under which we could receive loans up to an aggregate of $500,000.  Loans under the agreement are made as advances against our accounts receivable, are subject to interest of 2% per month, are secured by our accounts receivable, and are due monthly subject to renewal by the lender.  On June 3, 2009, we agreed to an amendment to the agreement adding a right, at the lender’s discretion, to convert outstanding loan principal and interest to common stock at a conversion price of $0.27 per share, the closing market price on June 2, 2009.  In the quarter ended June 30, 2009, we have received loans through promissory notes issued per the credit agreement totaling $310,000, $300,000 from Henry Moyle and $10,000 from Frank Dosal, both directors.  These notes are due on demand and are included in current liabilities.

NOTE 8 – SIGNIFICANT EVENTS

Our existing employment agreements provide that the respective annual salaries may be adjusted by the Compensation Committee from time to time. Due to the our financial condition during the year ended June 30, 2009, the Compensation Committee and the Board of Directors determined that it was necessary to take certain cost cutting measures, including reductions in base salaries for senior executive officers.  In December 2008, each senior executive officer agreed to accept a 10% reduction in base salary.  In April 2009, each senior executive officer agreed to accept a further reduction in salary, with the most highly compensated officers accepting a reduction down to a maximum base salary of $10,000 per month. These extraordinary reductions were necessary to maintain our ability to continue operations.

As part of our continuing overall cost reduction and restructuring measures, effective April 24, 2009, our board of directors terminated the employment agreement with our President and Chief Executive Officer, Gary N. Benninger. In addition, the board terminated the consulting agreements with Richard A. Steinke and Manuel (Manny) Chacon, who have been providing the Company with technology development and chemical formulating services, respectively.

Michael Kapral was appointed to replace Mr. Benninger as President and CEO.  Mr. Kapral joined the Company in March 2008 as Vice President of Marketing. Mr. Kapral’s employment compensation will remain consistent with the terms of his current employment agreement, that includes a base salary of $150,000 per year (currently reduced to $120,000 under the Company’s executive compensation reduction plan), which expires March 31, 2011.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to the fiscal year ended June 30, 2009, the Compensation Committee and the Board of Directors approved the grant of stock bonus awards to Michael Kapral, Anders Suarez and James Moore.  The three officers were each granted 100,000 shares of stock (valued at $21,000 each) in recognition of their extraordinary efforts on the Company’s behalf.

On September 21, 2009, we closed a private placement of our restricted common stock.  We sold an aggregate of 2,366,664 shares and received net proceeds of $496,999 in the private placement.

The Company has evaluated and disclosed all subsequent events in accordance with FASB 165 through the filing of this Annual Report on September 28, 2009.