Form 10-Q
period 2009-09-30
AMERITYRE CORP
filed 2009-11-13
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2009

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

 The number of shares outstanding of Registrant’s Common Stock as of November 6, 2009: 30,962,139

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

Our unaudited balance sheet at September 30, 2009 and our audited balance sheet at June 30, 2009; the related unaudited statements of operations for the three month periods ended September 30, 2009 and 2008; and the related unaudited statement of cash flows for the three month periods ended September 30, 2009 and 2008, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

ASSETS	September 30, 2009	June 30, 2009
CURRENT ASSETS	(Unaudited)

Cash and cash equivalents	$349,963	$28,634
Accounts receivable – net	541,252	480,433
Inventory	609,640	642,087
Deposit on equipment	90,058	89,721
Prepaid and other current assets	31,234	28,486

Total Current Assets	1,622,147	1,269,361

PROPERTY AND EQUIPMENT

Leasehold Improvements	162,683	162,683
Molds and models	551,582	536,345
Equipment	2,910,409	2,901,413
Furniture and fixtures	100,142	100,142
Software	286,046	286,046
Less – accumulated depreciation	(3,111,854)	(3,058,271)

Total Property and Equipment	899,008	928,358

OTHER ASSETS

Patents and trademarks – net	598,503	601,774
Deposits	71,568	71,568

Total Other Assets	670,071	673,342

TOTAL ASSETS	$3,191,226	$2,871,061

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2009	June 30, 2009
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$482,008	$464,309
Related party convertible notes	-	310,000
Accrued expenses	231,630	247,554
Deferred revenue – special projects	2,687	6,787

Total Current Liabilities	716,325	1,028,650

TOTAL LIABILITIES	716,325	1,028,650

COMMITMENTS AND CONTINENCIES

STOCKHOLDERS’ EQUITY

Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 shares authorized of $0.001 par value, 28,758,868 and 26,233,644 shares issued and outstanding, respectively	28,757	26,231
Additional paid-in capital	57,515,594	56,897,606
Accrued interest on notes receivable	(4,970)	-
Notes receivable	(438,206)	(438,206)
Stock subscription deposits	297,000	-
Retained deficit	(54,923,274)	(54,643,220)

Total Stockholders’ Equity	2,474,901	1,842,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,191,226	$2,871,061

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,
	2009	2008

NET REVENUES
Products	$1,014,634	$729,673
Equipment	125,200	89,911
Licenses	-	33,333

Total Net Revenues	1,139,834	852,917

COST OF REVENUES
Products	664,353	485,254
Equipment	104,280	87,372

Total Cost of Revenues	768,633	572,626

GROSS PROFIT	371,201	280,291

EXPENSES
Consulting	-	136,498
Depreciation and amortization	61,719	69,864
Research and development	22,350	107,623
Loss on impairment of assets	3,742	-
Selling, general and administrative	548,130	1,030,692

Total Expenses	635,941	1,344,677

LOSS FROM OPERATIONS	(264,740)	(1,064,386)

OTHER INCOME
Interest income	4,970	18,979
Miscellaneous expenses	(20,286)	(2,355)

Total Other (Expense) Income	(15,316)	16,624

NET LOSS	$(280,056)	$(1,047,762)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	26,862,647	23,437,747

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)
	For the Three Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(280,056)	$(1,047,762)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	61,719	69,864
Loss on impairment of assets	3,742	-
Bad debt expense	-	5,345
Common stock issued/accrued for services	87,500	16,098
Stock option granted for services	-	35,692
Interest income on subscription note receivable	(4,970)	(8,555)
Stock-based compensation expense related to employee options	18,718	70,480
Amortization of expense prepaid with common stock	-	19,999
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(60,819)	(102,782)
(Increase) Decrease in prepaid and other current assets	(17,161)	1,639
Decrease in other assets	7,076	113,793
Decrease (Increase) in inventory	32,447	(93,663)
(Decrease) Increase in accounts payable and accrued expenses	(1,528)	24,551
Net Cash Used by Operating Activities	(153,332)	(895,301)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(4,290)	(11,155)
Purchase of property and equipment	(28,549)	(4,863)
Net Cash Used by Investing Activities	(32,839)	(16,018)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock, including stock subscription deposits	507,500	-
Net Cash Provided by Financing Activities	507,500	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	321,329	(911,319)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,634	1,701,191

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$349,963	$789,872

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows (Continued)
(Unaudited)
	For the Three Months Ended September 30,
	2009	2008
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH OPERATING ACTIVITIES
Common stock issued/accrued for services	$87,500	$16,098
Stock-based compensation expense related to employee options	$18,718	$70,480
Stock option granted for services	$-	$35,692

NON-CASH INVESTING/ FINANCING ACTIVITIES
Common stock issued in lieu of convertible notes payable and accrued interest	$310,796	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2009 and June 30, 2009

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although we believe the disclosures and information presented are adequate to make the information not misleading. These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2009 Annual Report on Form 10-K.  Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2010.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the quarter ending September 30, 2009.  There was no impact to the financial results as this change is disclosure-only in nature.

Stock Based-Compensation Expense

Since July 2005, we account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718), formerly SFAS 123(R). Our financial statements as of and for the three month periods ended September 30, 2009 and 2008 reflect the impact of ASC 718.  Stock-based compensation expense recognized under ASC 718 for the three month periods ended September 30, 2009 and 2008 was $18,718 and $70,480, respectively, related to employee stock options issued during the respective periods.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for the three month periods ended September 30, 2009 and 2008 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended September 30,
	2009	2008
Loss (numerator)	$(280,056)	$(1,047,762)
Shares (denominator)	26,862,647	23,437,747
Per share amount	$(0.01)	$(0.04)

Our outstanding stock options and warrants have been excluded from the basic and fully diluted net loss per share calculation. We excluded 1,679,780 and 5,102,370 common stock equivalents for the three month periods ended September 30, 2009 and 2008, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2009 and June 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Tax

We file federal income tax returns in the U.S. and state income tax returns in those state jurisdictions where we are required to file. With few exceptions, we are no longer subject to U.S. federal, state or and local income tax examinations by tax authorities for years before June 30, 2004. We adopted the provisions of Accounting Standards Codification 740, Income Taxes (ASC 740), (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes), on July 1, 2007, the first day of our current fiscal year. As a result of the implementation of Accounting Standards Codification 740, no adjustment should be made for unrecognized tax benefits.

There are no tax positions included in the balance at September 30, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 3 – GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $54,923,274 at September 30, 2009 which raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

We have taken certain steps to reduce our operating and financial requirements while expanding our revenues in an effort to enable us to continue as a going concern until such time that revenues are sufficient to cover expenses, including: (1) we implemented numerous cost reduction measures, including reduced officer and board compensation, over the last seven months of the 2009 fiscal year. We will continue to reduce our overall selling, general and administrative expenses throughout the 2010 fiscal year; (2) we revised the selling prices for our products at the beginning of the fiscal year to adjust for raw material increases to our customers; (3) we re-focused our sales and marketing efforts on three product areas with products already in production, low duty cycle foam tires, tire fill and solid tires. We have expanded sales in all three areas and expect to continue to do so during the fiscal year.  We expect the increase in revenues from the expanded commercialization activities should reduce net loss in the near term and move us closer to profitability.

To supplement our cash needs during the 2010 fiscal year, on September 21, 2009, we completed a private placement of our common stock for aggregate proceeds of approximately $500,000.  We have analyzed our cash needs for fiscal 2010 and concluded that our available cash should be sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for fiscal 2010, unless our sales revenues do not meet our expectations. We may also issue common stock in lieu of cash as compensation for certain employment, development, and other professional services. If necessary, we may seek to raise additional capital through the issuance of debt or equity securities. Our ability to obtain financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described above, and attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2009 and June 30, 2009

NOTE 4 - STOCK OPTIONS AND WARRANTS

General Option Information

During the three month periods ended September 30, 2009 and 2008, we did not grant any options.

A summary of the status of our outstanding stock options as of September 30, 2009 and June 30, 2009 and changes during the periods then ended is presented below:

	September 30, 2009		June 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	4,060,000	$6.66	4,260,000	$6.34
Granted	-	-	-	$-
Expired/Cancelled	3,000,000	$7.00	(200,000)	$3.48
Exercised	-	-	-	-
Outstanding end of period	1,060,000	$5.02	4,060,000	$6.48
Exercisable	910,000	$5.54	3,910,000	$6.66

The following table summarizes the range of outstanding and exercisable options as of September 30, 2009:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at Sept. 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Sept. 30, 2009	Weighted Average Exercise Price
$1.79	150,000	3.62	$1.79	50,000	$1.79
2.02	75,000	3.50	2.02	25,000	2.02
3.55	25,000	0.29	3.55	25,000	3.55
4.04	100,000	2.87	4.04	100,000	4.04
4.31	30,000	0.43	4.31	30,000	4.31
5.36	150,000	0.75	5.36	150,000	5.36
6.40	105,000	0.21	6.40	105,000	6.40
6.60	425,000	0.75	6.60	425,000	6.60
$1.79-$6.60	1,060,000	1.48	5.02	910,000	5.54

As of September 30, 2009 the unrecognized stock-based compensation related to stock options was approximately $123,046. This cost is expected to be expensed over the next 1.75 years.

General Warrant Information

The following table summarizes outstanding warrants to purchase our common stock at September 30, 2009.

Number of Warrants Outstanding at September 30, 2009	Expiration Date	Exercise Price
103,825	2/1/2011	$5.50
515,955	2/11/2011	$0.50

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2009 and June 30, 2009

NOTE 5 - STOCK ISSUANCES

During July 2009, the Compensation Committee and the Board of Directors approved the grant of stock bonus awards to Michael Kapral, Anders Suarez and James Moore.  The three officers were each granted 100,000 shares of stock (valued at $21,000 each) in recognition of their extraordinary efforts on the Company’s behalf.

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

During August 2009, we issued an aggregate of 37,500 shares (7,500 shares each) of our restricted common stock to our non-employee directors as partial compensation for their services as members of our board of directors for the period commencing December 1, 2008 through February 28, 2009. The aggregate value of the shares was $15,000, based on the closing price of $0.40 per share, on the date the shares were approved to be issued during December 2008.

During August 2009, we issued 6,250 shares of our restricted common stock to the Chairman of our audit committee as partial compensation for his services as Chairman for the period commencing December 1, 2008 through February 28, 2009. The value of the shares was $2,500, based on the closing price of $0.40 per share, on the date the shares were approved to be issued during December 2008.

During August 2009, we issued 28,000 shares of our restricted common stock to our outside legal counsel as partial compensation for prepaid legal services. The value of the shares was $7,000, based on the closing price of $0.25 per share. The $7,000 will be amortized over a seven month period, at $1,000 per month, as services are provided.

During September 2009, we completed the private placement of our securities at a price of $0.21 per share. We sold an aggregate of 2,416,664 shares and received net proceeds of $507,500 in the private placement.

During September 2009, we issued 1,151,094 shares of our restricted common stock to our board members, Henry Moyle and Frank Dosal, as payment of notes payable plus accrued interest. The value of shares was $310,795, based on a conversion price of $0.27 per share.

NOTE 6 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists of chemicals, finished goods produced in our plant and products purchased for resale.

	September 30, 2009 (Unaudited)	June 30, 2009
Raw Materials	$151,788	$191,384
Finished Goods	$457,852	$450,703
Total Inventory	$609,640	$642,087

NOTE 7 – CREDIT AGREEMENT – RELATED PARTIES

On July 23, 2009, we entered into a credit agreement with Clean Green Partnership, a partnership which includes Louis Haynie and Henry Moyle, both directors, under which we could receive loans up to an aggregate of $500,000 subject to interest of 1% per month, secured by our inventory, convertible at the lender’s discretion to common stock at a conversion price of $0.21 per share. At September 30, 2009, the company had not drawn any funds against the credit agreement.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2009 and June 30, 2009

NOTE 8 – SUBSEQUENT EVENTS

On October 5, 2009, we received a notice from NASDAQ Capital Market stating that the company was not in compliance with the Equity Standard Listing Rule 5550. Under Equity Standard Listing Rules 5550(b) (the “Rule”), our common stock is subject to potential delisting from the NASDAQ Capital Market because we do not have a minimum of $2,500,000 in stockholders’ equity, $35,000,000 market value of listed securities, or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. On October 20, 2009 we provided NASDAQ with a specific plan of action on how the company intends to return to a compliance status on NASDAQ Capital Market.

On October 19, 2009, we received an aggregate loan of $150,000 from the members of the Clean Green Partnership per the credit agreement referenced in Note 7 above.  The members elected to immediately convert the funds loaned into stock per the credit agreement.  Accordingly, on October 23, 2009, we issued an aggregate of 714,285 shares to the members of Clean Green in full satisfaction of the loan.

Management has evaluated subsequent events as of November 13, 2009, and has determined there are no further subsequent events to be reported.

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

Polyurethane foam tire sales are our most significant products to date, however we believe Elastothane® and Amerifill® are significant to our potential future growth. We are concentrating on marketing three principal product areas: low duty cycle foam tires, tire fill and solid tires. We continue to work on developing and testing foam fire retardant material, composite tires and pneumatic tires. Our most recent activities in these areas are set forth below:

Low duty foam tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and retail stores continues to account for most of our revenue at this time. We have the ability to produce a broad range of products for the low-duty cycle tire market. We are continuing our marketing efforts and expanding our product lines.

Tire fill – Through research and testing, we have found that our Amerifill® material is not compatible with most tire fill equipment in use today; therefore our customers must also acquire the necessary tire fill equipment to use our materials. In order to penetrate this market we are supplying our customers with tire fill equipment at small margin.  Profits from this initiative will be derived from the sale of Amerifill® to our customers. Since launching this program in the spring of 2008, we have supplied a number of fill machines and have now begun to supply the Amerifill® material.

Solid tires – In July 2009, we shipped the first orders of our new line of long wearing, polyurethane forklift tires to K-2 Industrial Tire Inc. ("K-2"). K-2 has partnered with us for worldwide introduction and distribution of the Kryon(TM) brand tire line. K-2 intends to offer a complete line of press-on tires for the forklift industry with our unique, proprietary polyurethane formulations. The Kryon forklift tires are made of non-marking polyurethane, a significant advantage over non-marking rubber tires that are usually priced at a premium to regular rubber tires. There are other potential commercial applications for the solid polyurethane elastomer tires that we will continue to explore.

Polyurethane foam fire retardant material  – We have formulated and tested small quantities of a flame retardant polyurethane foam for use as packaging material. The flame retardant material has performed well in flammability testing and exceeded the requirements of the UL 94-HB (Horizontal Burn) test. We are currently evaluating commercial applications for this product and the related capital equipment costs and expenses associated with producing and marketing this product in commercial quantities.

Composite tires – We believe there are multiple applications for use of our polyurethane elastomer material as treads for new or retread tire casings. However, economic constraints may have limited development and market penetration in this area. The first potential commercial application for this technology was initiated in fiscal 2008 by Desert Research Technology (“DRT”), to manufacture paddle-type sand tires. We have supplied DRT with samples of the chemical system necessary to produce the tires. Our licensee, Qingdao Qizhou Rubber Company, LTD.

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

Valuation of Intangible Assets and Goodwill

At September 30, 2009, we had capitalized patent and trademark costs, net of accumulated amortization,

totaling $598,503. The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350), (formerly Statement of Financial Accounting Standards “SFAS” No. 142, "Goodwill and Other Intangible Assets"). In June 2009, our management team assessed several of our pending patents and trademarks and decided to abandon several of them due to they no longer apply to our current manufacturing processes. We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  On July 1, 2005, we adopted the Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718), formerly SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”).  ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Under ASC 718, stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The stock-based compensation expense recognized under ASC 718 for the three month periods ended September 30, 2009 and 2008 was $18,718 and $70,480, respectively, and assumes all awards will vest.  Therefore, no reduction has been made for estimated forfeitures.

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

Results of Operations

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our revenues and cash flows. These key performance indicators include:

•

Net revenues, which consists of product sales revenues, equipment sales revenues and license fees, if any;

•

Sales revenue, net of returns and trade discounts, which is an indicator of our overall business growth and the success of our sales and marketing efforts;

•

Gross profit, which is an indicator of both competitive pricing pressures and the cost of revenues of our products and the mix of product and equipment sales and license fees, if any;

•

Growth in our customer base, which is an indicator of the success of our sales efforts; and

•

Distribution of revenue across our products offered.

The following summary table presents a comparison of our results of operations for the three month periods ended September 30, 2009 and 2008 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Month Period Ended September 30,		Percent Change
	2009	2008	2009 vs. 2008
Net revenues (1)	$1,139,834	$852,917	34
Cost of revenues	$768,633	$572,626	34
Gross profit	$371,201	$280,291	32
Selling, general, and administrative expenses (2)	$548,130	$1,030,692	(47)
Consulting expenses (3)	$-	$136,498	(100)
Research and development expenses	$22,350	$107,623	(79)
Depreciation and amortization expenses	$61,719	$69,864	(11)
Loss on sales and impairment of assets	$3,742	$-	NA
Other Income	$4,970	$18,979	(74)
Other Expenses	$20,286	$2,355	761
Net loss	$(280,056)	$(1,047,762)	(73)

(1) Includes $0 and $33,333 in license revenue in the three month periods ended September 30, 2009 and 2008, respectively, with no associated cost of revenues for the periods.

(2) Includes deferred compensation associated with employee stock options of $18,718 and $70,480 in the three month periods ended September 30, 2009 and 2008, respectively.

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

(4) For the three months ended September 30, 2009 this amounts includes $18,753 of interest expenses related to notes payable to our board members Henry Moyle and Frank Dosal.

Three Month Period Ended September 30, 2009 Compared to September 30, 2008

Net revenues.   We had net revenues of $1,139,834 for the three month period ended September 30, 2009, a 34% increase over net revenues of $852,917 for the three month period ended September 30, 2008. Our net sales increase as compared with 2008 is a result of a strong broad based growth across our operating market segments. Sales of our closed-cell polyurethane foam products $1,014,634 and equipment $125,200 accounted for approximately 89% and 11%, respectively, of our net revenues for the three month period ended September 30, 2009. Sales of our closed-cell polyurethane foam products $729,673, equipment $89,911 and licensee fees $33,333 accounted for approximately 86%, 10% and 4%, respectively, of our net revenues for the three month period ended September 30, 2008.

The $1,014,634 of foam product revenues represents a 39% increase compared to $729,673 for the same period in 2008.  During the reporting period, we increased our number of product units sold to our original equipment manufacturer, retail chain and distributor market segments by 119% over the three month period ended September 30, 2008, despite a continuing weakness in U.S. consumer markets in 2009.

We had no revenues derived from licensing fees during the three months ended September 30, 2009, compared to $33,333 for the three month period ended September 30, 2008. The decrease in license fees is a result of reaching the end of the license fee arrangement with our Chinese OTR retread licensee. Any additional revenue we may derive from our Chinese OTR retread licensee will come from the sale of equipment and/or chemical systems.

For the three month period ended September 30, 2009, we had $125,200 of revenues derived from sales of tire fill equipment, or approximately 11% of total net revenues. For the three month period ended September 30, 2008, we had $89,911 of revenues derived from sales of tire fill equipment, or approximately 10% of total net revenues.

Also during the three month period ended September 30, 2009 we had $2,182 and $4,773 of returns of our products and trade discounts, respectively, compared to $16,785 and $2,608, respectively, for the same period in 2008.

Cost of revenues.  Our cost of revenues was $768,633 for the three month period ended September 30, 2009, representing approximately 67% of net revenues, compared to cost of revenues of $572,626 for the three month period ended September 30, 2008, representing approximately 67% of net revenues.

For the three month period ended September 30, 2009 our cost of revenues related to foam products was $664,353, or 65% of foam product revenues, compared to $485,254, or 67% of foam product revenues for the same three month period in 2008. We believe that our cost of revenues related to foam products can continue to improve if our increased sales efforts generate additional product orders so that we can take advantage of manufacturing efficiencies.  We believe we currently have sufficient foam product manufacturing equipment and employees to accomplish a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

During the three month period ended September 30, 2009 our cost of revenues related to equipment sales was $104,280, or approximately 83% of equipment sales compared to $87,372, or approximately 97% of equipment sales for the prior year period. As indicated in the Overview and Recent Developments section above, in order to penetrate the tire fill market we are supplying our customers with tire fill equipment effectively at small margin. We anticipate that profits from this initiative will be derived from the sale of tire fill material to our customers.

Gross Profit.  For the three month period ended September 30, 2009 we had $371,201 of gross profit compared to $280,291 for the same period in 2008.  Gross profit for the three month period ended September 30, 2009 increased by $90,910, or 32%, over same period in 2008 due primarily to the increase in foam product sales during the period detailed above. Because our profit margin on licensee fees (with no associated cost of revenues) and foam products is substantially higher than our profit margin on equipment, our gross profit margin in future periods will be influenced by the percent of total revenues derived from foam product sales, equipment sales and licensee fees, respectively.

Selling, General, and Administrative Expenses.  For the three month period ended September 30, 2009 we had $548,130 of SG&A expenses, including the amortization of deferred compensation, compared to $1,030,692 for the same period in 2008.  We amortized $18,718 of deferred compensation for the three month period ended September 30, 2009 compared to $70,480 for same period in 2008.  We expect our quarterly SG&A expenses to decrease during the balance of the 2010 fiscal year as a result of cost reduction measures currently being implemented.

Research and Development Expenses.  For the three month period ended September 30, 2009 we had $22,350 of research and development expenses compared to $107,623 for the same period in 2009.  Our research and development expenses for the three month period ended September 30, 2009, decreased by $85,273, or 79%, as compared with the same period in 2008 due primarily to a decrease in outside testing services and a reduction in research and development tooling expenses during the period.  We expect research and development expenses to slightly decrease over the balance of the fiscal year ending June 30, 2010.

Consulting Expenses.  For the three month period ended September 30, 2009, we had no consulting expenses compared to $136,498 in consulting expenses for the same period in 2008.  Our consulting expenses for the three month period ended September 30, 2009, ceased due to the termination in April 2009 of our consulting agreements with our former CEO, Richard Steinke and our former Chief Chemical Systems Formulator, Manuel Chacon. We expect consulting expenses for the balance of the fiscal year to be consistent with the three month period ended September 30, 2009.

Depreciation and Amortization Expenses.  For the three month period ended September 30, 2009 we had $61,719 of depreciation and amortization expenses compared to $69,864 for the same period in 2008.  Our depreciation and amortization expenses for the three month period ended September 30, 2009 decreased by $8,145, or 12%, compared to the same period in 2008, due to reductions for fully depreciated assets.

Net Loss.  For the three month period ended September 30, 2009 we had a net loss of $280,056 compared to a net loss of $1,047,762 for the same period in 2008.  Our net loss for the three month period ended September 30, 2009 decreased by $767,706 as compared with the same period in 2008, due primarily to the increase in product sales and the decrease in SG&A expenses as a result of our cost cutting efforts.

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

Cash Flows

The following table sets forth our cash flows for the three month periods ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008
Net cash used by operating activities	$(153,332)	$(895,301)
Net cash used in investing activities	(32,839)	(16,018)
Net cash provided by financing activities	507,500	-
Net increase (decrease) in cash and cash equivalents during period	$321,329	$(911,319)

Net Cash Used By Operating Activities.  Our primary sources of operating cash during the three month period ended September 30, 2009 was proceeds from our private placement, prior period finance activities and collected accounts receivable.  Our primary uses of operating cash are payments made to our vendors and employees. Net cash used by operating activities was $153,332 for the three months ended September 30, 2009 compared to $895,301 for the same period in 2008.  The decrease in cash used in operating activities is due to decreases in overall selling, general, and administrative expenditures for the three months ended September 30, 2009 compared to the same period in 2008.  Non-cash items include depreciation and amortization and stock based compensation. Our net loss was $280,056 for the three months ended September 30, 2009 compared to a net loss of $1,047,762 for the same period in 2008.  Net loss for the three month period ended September 30, 2009 included non-cash expenses of $18,718 for stock-based compensation related to employee stock options, $63,000 issued as bonus compensation and $24,500 for stock issued for services.  Net loss for the three month period ended September 30, 2008 included non-cash expenses of $70,480 for stock-based compensation related to employee stock options, $35,692 for the issuance of a stock option for consulting services, and $16,098 for stock issued/accrued for services.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $32,839 for the three month period ended September 30, 2009 and $16,018 for the same period in 2008.  Our primary uses of investing cash for the three month period ended September 30, 2009 were $4,290 related to patents and trademarks and $28,549 for property and equipment. Our primary uses of investing cash for the three month period ended September 30, 2008 were $11,155 related to patents and trademarks and $4,863 for property and equipment.

Net Cash Provided by Financing Activities.  During the three months ended September 30, 2009, we completed the private placement of our securities at a price of $0.21 per share. We sold an aggregate of 2,416,664 shares and received net proceeds of $507,500 in the private placement. During the three months ended September 30, 2008, we did not engage in any financing activities.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at September 30, 2009.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$135,000	$135,000	$—	$—	$—
Total contractual cash obligations	$135,000	$135,000	$—	$—	$—

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

Cash Position, Outstanding Indebtedness and Future Capital Requirements

Our total indebtedness at September 30, 2009 was $716,325 and our total cash and cash equivalents were $349,963, none of which is restricted. Our total indebtedness at September 30, 2009 includes $482,008 in accounts payable, and $234,317 in accrued expenses and deferred revenues.  We have no long-term liabilities.

In an effort to increase revenues, we have recently expanded our product lines and begun the sale of polyurethane foam tire fill and solid polyurethane elastomer tires. We believe the revenues reported for the fiscal quarter ended September 30, 2009 are beginning to reflect our progress toward our sales goals, which progress we anticipate will become more apparent during the next six to nine months. However, our ability to continue as a going concern is dependent upon our ability to obtain additional financing or capital sources, to meet our financing requirements, and ultimately to achieve profitable operations.

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

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $54,923,274 at September 30, 2009 which raises substantial doubt about our ability to continue as a going concern (See Note 3 to the attached financial statements). The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

As described above, we have taken certain steps to reduce our operating and financial requirements while expanding our revenues in an effort to enable us to continue as a going concern until such time that revenues are sufficient to cover expenses, including: (1) we implemented numerous cost reduction measures, including reduced officer and board compensation, over the last seven months of the 2009 fiscal year and the first quarter of our 2010 fiscal year; (2) we revised the selling prices for our products at the beginning of the fiscal year to adjust for raw material increases to our customers; (3) we re-focused our sales and marketing efforts on three product areas with products already in production, low duty cycle foam tires, tire fill and solid tires. We have expanded sales in all three areas and expect to continue to increase sales during the fiscal year.  We also hope to continue to reduce our overall selling, general and administrative expenses throughout the fiscal year. We expect the increase in revenues from our expanded sales activity and our continuing efforts to control expenses should reduce net loss in the near term and move us closer to profitability.

To supplement our cash needs during the 2010 fiscal year, on September 21, 2009, we completed a private placement of our common stock for aggregate proceeds of approximately $500,000.  We have analyzed our cash needs for fiscal 2010 and have concluded that our available cash, including the cash raised in the private placement, should be sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for fiscal 2010, unless our sales revenues do not meet our expectations. We may also issue common stock in lieu of cash as compensation for certain employment, development, and other professional services. However we believe we may need additional capital if our sales revenues do not meet our expectations. In any case, we will most likely need additional capital to fully implement our business plans.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with US GAAP. SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 was subsequently incorporated into ASC Topic 105, “Generally Accepted Accounting Principles” and was adopted by the Company during the current quarter. The adoption did not have a material impact on our financial position or results of operations but will impact our financial reporting by eliminating all references to pre-codification standards.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 21, 2009, we closed a private placement of our restricted common stock.  We sold an aggregate of 2,416,664 shares and received net proceeds of $507,500 in the private placement.  No officers, directors or affiliates of the Company participated in the private placement.  The shares were sold pursuant to subscription documents between the Company and each investor.  We believe the offer and sale of the securities described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D thereunder because the securities were sold in a transaction not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Our Annual Meeting of Stockholders will be held in the Sunset Room at the Sunset Station Hotel and Casino, 1301 West Sunset Road, Henderson, Nevada 89014, on December 2, 2009, at 10:00 am, Pacific Time, to:

1. Elect five directors to serve until the 2010 Annual Meeting of Stockholders;

2. Ratify the selection of HJ & Associates, LLC as the Company’s independent auditor for the Company’s fiscal year ending June 30, 2010;

3. Transact such other business as may properly come before the Annual Meeting or any adjournment thereof.

The foregoing matters are described in more detail in our Proxy Statement mailed to all stockholders and filed with the Commission on or about October 23, 2009.

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

Dated: November 13, 2009

AMERITYRE CORPORATION

/S/Michael Kapral

Michael Kapral

Chief Executive Officer

/S/Anders A. Suarez

Anders A. Suarez

Chief Financial Officer and

Principal Accounting Officer