Form 10-Q
period 2009-12-31
AMERITYRE CORP
filed 2010-02-16
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

December 31, 2009

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

 The number of shares outstanding of Registrant’s Common Stock as of February 12, 2010: 30,987,945

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

Our unaudited balance sheet at December 31, 2009 and our audited balance sheet at June 30, 2009; the related unaudited statements of operations for the three and six month periods ended December 31, 2009 and 2008; and the related unaudited statement of cash flows for the six month periods ended December 31, 2009 and 2008, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

ASSETS	December 31, 2009	June 30, 2009
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$92,893	$28,634
Accounts receivable – net	392,834	480,433
Inventory	693,670	642,087
Deposit on equipment	-	89,721
Prepaid and other current assets	47,813	28,486

Total Current Assets	1,227,210	1,269,361

PROPERTY AND EQUIPMENT

Leasehold Improvements	162,683	162,683
Molds and models	570,559	536,345
Equipment	2,910,409	2,901,413
Furniture and fixtures	100,142	100,142
Software	286,046	286,046
Less – accumulated depreciation	(3,166,289)	(3,058,271)

Total Property and Equipment	863,550	928,358

OTHER ASSETS

Patents and trademarks – net	592,678	601,774
Deposits	71,568	71,568

Total Other Assets	664,246	673,342

TOTAL ASSETS	$2,755,006	$2,871,061

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31, 2009	June 30, 2009
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$290,423	$464,309
Related party convertible notes	-	310,000
Accrued expenses	226,622	247,554
Deferred revenue – special projects	2,687	6,787

Total Current Liabilities	519,732	1,028,650

TOTAL LIABILITIES	519,732	1,028,650

COMMITMENTS AND CONTINENCIES

STOCKHOLDERS’ EQUITY

Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 shares authorized of $0.001 par value, 30,962,139 and 26,233,644 shares issued and outstanding, respectively	30,960	26,231
Additional paid-in capital	58,009,609	56,897,606
Notes receivable	(424,881)	(438,206)
Retained deficit	(55,380,414)	(54,643,220)

Total Stockholders’ Equity	2,235,274	1,842,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,755,006	$2,871,061

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,
	2009	2008

NET REVENUES
Products	$694,440	$663,983
Equipment	55,800	48,000

Total Net Revenues	750,240	711,983

COST OF REVENUES
Products	528,471	484,985
Equipment	44,133	45,526

Total Cost of Revenues	572,604	530,511

GROSS PROFIT	177,636	181,472

EXPENSES
Consulting	-	132,359
Depreciation and amortization	62,069	64,791
Research and development	31,713	68,689
Loss on impairment of assets	-	2,305
Selling, general and administrative	547,861	929,096

Total Expenses	641,643	1,197,240

LOSS FROM OPERATIONS	(464,007)	(1,015,768)

OTHER INCOME
Interest income	4,973	9,784
Miscellaneous income	1,896	11,867

Total Other Income	6,869	21,651

NET LOSS	$(457,138)	$(994,117)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	30,546,427	23,453,725

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Six Months Ended December 31,
	2009	2008

NET REVENUES
Products	$1,709,073	$1,393,656
Equipment	181,000	137,911
Licenses	-	33,333

Total Net Revenues	1,890,073	1,564,900

COST OF REVENUES
Products	1,192,824	970,239
Equipment	148,412	132,898

Total Cost of Revenues	1,341,236	1,103,137

GROSS PROFIT	548,837	461,763

EXPENSES
Consulting	-	268,857
Depreciation and amortization	123,788	134,656
Research and development	54,062	176,312
Loss on impairment of assets	3,742	2,305
Selling, general and administrative	1,095,992	1,959,789

Total Expenses	1,277,584	2,541,919

LOSS FROM OPERATIONS	(728,747)	(2,080,156)

OTHER INCOME
Interest income	9,943	28,763
Miscellaneous (expenses) income	(18,390)	9,510

Total Other (Expense) Income	(8,447)	38,273

NET LOSS	$(737,194)	$(2,041,883)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,704,537	23,445,736

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)
	For the Six Months Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(737,194)	$(2,041,883)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	123,788	134,656
Loss on impairment of assets	3,742	2,305
Bad debt expense	-	5,345
Common stock issued/accrued for services	118,000	25,765
Stock option granted for services	-	71,384
Stock redemption for note receivable	13,324	-
Interest income on subscription note receivable	-	(16,102)
Stock-based compensation expense related to employee options	37,437	140,959
Amortization of expense prepaid with common stock	-	33,331
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	87,599	(41,554)
(Increase) Decrease in prepaid and other current assets	(33,640)	12,544
Decrease in other assets	97,034	47,175
(Increase) Decrease in inventory	(51,583)	14,111
(Decrease) in accounts payable and accrued expenses	(194,561)	(9,663)
Net Cash Used by Operating Activities	(536,054)	(1,621,627)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(9,660)	(21,077)
Proceeds from the sale of property and equipment	-	-
Purchase of property and equipment	(47,526)	(17,839)
Net Cash Used by Investing Activities	(57,186)	(38,916)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock, including stock subscription deposits	507,499	320,562
Proceeds from the sale of convertible note	150,000	-
Net Cash Provided by Financing Activities	657,499	320,562

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64,259	(1,339,981)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,634	1,701,191

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92,893	$361,211

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows (Continued)
(Unaudited)
	For the Six Months Ended December 31,
	2009	2008
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH OPERATING ACTIVITIES
Common stock issued/accrued for services	$118,000	$25,765
Stock-based compensation expense related to employee options	$37,437	$(16,102)
Stock option granted for services	$-	$71,384

NON-CASH INVESTING/ FINANCING ACTIVITIES
Common stock issued in lieu of convertible notes payable and accrued interest	$460,795	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2009 and June 30, 2009

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although we believe the disclosures and information presented are adequate to make the information not misleading. These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2009 Annual Report on Form 10-K.  Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2010.

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

Stock Based-Compensation Expense

Since July 2005, we account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718), formerly SFAS 123(R). Our financial statements as of and for the three and six month periods ended December 31, 2009 and 2008 reflect the impact of ASC 718.  Stock-based compensation expense recognized under ASC 718 for the six month periods ended December 31, 2009 and 2008 was $37,437 and $140,959, respectively, related to employee stock options issued during the respective periods.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for the six month periods ended December 31, 2009 and 2008 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Six Months Ended December 31,
	2009	2008
Loss (numerator)	$(737,194)	$(2,041,883)
Shares (denominator)	28,704,537	23,445,736
Per share amount	$(0.03)	$(0.09)

Our outstanding stock options and warrants have been excluded from the basic and fully diluted net loss per share calculation. We excluded 1,574,780 and 5,102,370 common stock equivalents for the six month periods ended December 31, 2009 and 2008, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2009 and June 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Tax

We file federal income tax returns in the U.S. and state income tax returns in those state jurisdictions where we are required to file. With few exceptions, we are no longer subject to U.S. federal, state or and local income tax examinations by tax authorities for years before June 30, 2004. We adopted the provisions of Accounting Standards Codification 740, Income Taxes (ASC 740), (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes), on July 1, 2007, the first day of our fiscal year. As a result of the implementation of Accounting Standards Codification 740, no adjustment should be made for unrecognized tax benefits.

There are no tax positions included in the balance at December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 3 – GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $55,380,414 at December 31, 2009 which raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

We have taken certain steps to reduce our operating and financial requirements while expanding our revenues in an effort to enable us to continue as a going concern until such time that revenues are sufficient to cover expenses, including: (1) we implemented numerous cost reduction measures, including reduced officer and board compensation, over the last seven months of the 2009 fiscal year and have carried the reductions into the current fiscal year. We will continue to monitor our overall selling, general and administrative expenses throughout the current fiscal year, reducing wherever possible; (2) we revised the selling prices for our products at the beginning of the fiscal year to adjust for raw material increases to our customers; (3) we re-focused our sales and marketing efforts on three product areas with products already in production, low duty cycle foam tires, tire fill and solid tires. We have expanded sales in all three areas and expect to continue to do so during the fiscal year.  We expect the increase in revenues from the expanded commercialization activities should reduce net loss in the near term and move us closer to profitability.

To supplement our cash needs during the 2010 fiscal year, on September 21, 2009, we completed a private placement of our common stock for aggregate proceeds of approximately $500,000.  On October 19, 2009, we received an aggregate loan of $150,000 from the members of the Clean Green Partnership per the credit agreement referenced in Note 5 below.  Under the credit agreement, Clean Green Partnership had the option to convert the balance of the loan to common stock at $0.21 per share.  The members elected to immediately convert the funds loaned into stock per the credit agreement. We have analyzed our cash needs for fiscal 2010 and concluded that our available cash may not be sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for fiscal 2010, especially if our sales revenues do not meet our expectations. If necessary, we may seek to raise additional capital through the issuance of debt or equity securities. Our ability to obtain financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. We may also issue common stock in lieu of cash as compensation for certain employment, development, and other professional services.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described above, and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2009 and June 30, 2009

NOTE 4 - STOCK OPTIONS AND WARRANTS

General Option Information

During the six month periods ended December 31, 2009 and 2008, we did not grant any options.

A summary of the status of our outstanding stock options as of December 31, 2009 and June 30, 2009 and changes during the periods then ended is presented below:

	December 31, 2009		June 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	1,060,000	$5.02	4,260,000	$6.34
Granted	-	-	-	$-
Expired/Cancelled	105,000	6.40	(200,000)	$3.48
Exercised	-	-	-	-
Outstanding end of period	955,000	$4.87	4,060,000	$6.48
Exercisable	805,000	$5.43	3,910,000	$6.66

The following table summarizes the range of outstanding and exercisable options as of December 31, 2009:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at Dec. 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Dec. 31, 2009	Weighted Average Exercise Price
$1.79	150,000	3.36	$1.79	50,000	$1.79
2.02	75,000	3.25	2.02	25,000	2.02
3.55	25,000	0.04	3.55	25,000	3.55
4.04	100,000	2.62	4.04	100,000	4.04
4.31	30,000	0.18	4.31	30,000	4.31
5.36	150,000	0.50	5.36	150,000	5.36
6.60	425,000	0.50	6.60	425,000	6.60
$1.79-$6.60	955,000	1.36	4.87	805,000	5.43

As of December 31, 2009 the unrecognized stock-based compensation related to stock options was approximately $104,327. This cost is expected to be expensed over the next 1.5 years.

General Warrant Information

The following table summarizes outstanding warrants to purchase our common stock at December 31, 2009.

Number of Warrants Outstanding at December 31, 2009	Expiration Date	Exercise Price
103,825	2/1/2011	$5.50
515,955	2/11/2011	$0.50

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2009 and June 30, 2009

NOTE 5 - STOCK ISSUANCES

In December 2008, the Board of Directors agreed to annual board compensation of $12,000, all payable through the grant of common stock (30,000 shares based on the closing price of $0.40 per share on December 1, 2008 payable quarterly). In addition to the above compensation, the Board of Directors approved annual compensation for the chairman of the Audit Committee of $25,000, payable quarterly in cash and/or stock.

In October 2009 we issued an aggregate of 37,500 shares (7,500 shares each) of our restricted common stock to our directors as compensation for their services as members of our board of directors for the period commencing June 1, 2009 through August 31, 2009. The aggregate value of the shares was $15,000, based on the closing price of $0.40 per share, the date the shares were approved to be issued during December 2008.

During October 2009, we issued 6,250 shares of our restricted common stock to the Chairman of our audit committee as partial compensation for his services as Chairman for the period commencing June 1, 2009 through August 31, 2009. The value of the shares was $2,500, based on the closing price of $0.40 per share, on the date the shares were approved to be issued during December 2008.

On July 23, 2009, we entered into a credit agreement with Clean Green Partnership, a partnership which includes Louis Haynie and Henry Moyle, both directors, under which we could receive loans up to an aggregate of $500,000 subject to interest of 1% per month, secured by our inventory, convertible at the lender’s discretion to common stock at a conversion price of $0.21 per share. On October 19, 2009, we received an aggregate loan of $150,000 from the members of the Clean Green Partnership per the credit agreement.  The members elected to immediately convert the funds loaned into stock per the credit agreement.  Accordingly, on October 23, 2009, we issued an aggregate of 714,285 shares.

During October 2009, we issued 30,952 shares of an outside consultant as partial compensation for his assistance on research and development services. The value of the shares was $13,000, based on the closing price of $0.42 per share.

NOTE 6 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists of chemicals, finished goods produced in our plant and products purchased for resale.

	December 31, 2009 (Unaudited)	June 30, 2009
Raw Materials	$151,157	$191,384
Finished Goods	$542,513	$450,703
Total Inventory	$693,670	$642,087

NOTE 7 – SUBSEQUENT EVENTS

On January 15, 2010, the Company notified The Nasdaq Stock Market (“Nasdaq”) of its intent to file its Form 25 with the Securities and Exchange Commission to delist the Company’s common stock from Nasdaq.  The Company has been unable to meet minimum requirements of Nasdaq’s Equity Standard Listing Rule 5550(b) because the Company does not have a minimum of $2,500,000 in stockholders’ equity, $35,000,000 market value of listed securities, or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. The Form 25 was filed on January 26, 2010.  Pursuant to the Form 25, the Company’s common stock will no longer be traded on Nasdaq after February 4th, 2010.  The Company has asked a market maker to make application on the Company’s behalf to have its common stock quoted on Nasdaq’s Over the Counter Bulletin Board (“OTCBB”).

Management has evaluated subsequent events as of February 15, 2010, and has determined there are no further subsequent events to be reported.

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

Low duty foam tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and retail stores continues to account for most of our revenue at this time. We have the ability to produce a broad range of products for the low-duty cycle tire market. We are continuing our marketing efforts and expanding our product lines by introducing new sizes and tires for specific applications.

Tire fill – Light weight fill-Through research and testing, we have found that our Amerifill® material is not compatible with most tire fill equipment in use today; therefore our customers must also acquire the necessary tire fill equipment to use our materials. In order to penetrate this market we are supplying our customers with tire fill equipment at small margin.  Profits from this initiative will be derived from the sale of Amerifill® to our customers. Since launching this program in the spring of 2008, we have supplied a number of fill machines and have now begun to supply the Amerifill® material. Elastomer tire fill is currently being reformulated to become a commercially marketable product.

Solid tires – In July 2009, we shipped the first orders of our new line of long wearing, polyurethane forklift tires to K-2 Industrial Tire Inc. ("K-2"). K-2 has partnered with us for worldwide introduction and distribution of the Kryon(TM) brand tire line. K-2 intends to offer a complete line of press-on tires for the forklift industry with our unique, proprietary polyurethane formulations. The Kryon forklift tires are made of non-marking polyurethane, a significant advantage over non-marking rubber tires that are usually priced at a premium to regular rubber tires.  We continue the testing and finalizing of the formulation.  There are other potential commercial applications for the solid polyurethane elastomer tires that we will continue to explore.

Polyurethane foam fire retardant material – We have formulated and tested small quantities of a flame retardant polyurethane foam for use as packaging material. The flame retardant material has performed well in flammability testing and exceeded the requirements of the UL 94-HB (Horizontal Burn) test. We are currently evaluating commercial applications for this product. We expect to begin selling this product in our fiscal third quarter.

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

Valuation of Intangible Assets and Goodwill

At December 31, 2009, we had capitalized patent and trademark costs, net of accumulated amortization, totaling $592,678. The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of

Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350), (formerly Statement of Financial Accounting Standards “SFAS” No. 142, "Goodwill and Other Intangible Assets"). In June 2009, our management team assessed several of our pending patents and trademarks and decided to abandon several of them due to they no longer apply to our current manufacturing processes. We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  On July 1, 2005, we adopted the Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718), formerly SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”).  ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Under ASC 718, stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The stock-based compensation expense recognized under ASC 718 for the six month periods ended December 31, 2009 and 2008 was $37,437 and $140,959, respectively, and assumes all awards will vest.  Therefore, no reduction has been made for estimated forfeitures.

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

•

The following summary table presents a comparison of our results of operations for the three and six month periods ended December 31, 2009 and 2008 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended Dec. 31,			Six Months Ended Dec. 31,
	2009	2008	Change	2009	2008	Change
Net revenues (1)	$750,240	$711,983	5.4%	$1,890,073	$1,564,900	20.8%
Cost of revenues	$572,604	$530,511	7.9%	$1,341,236	$1,103,137	21.6%
Gross profit	$177,636	$181,472	(2.1%)	$548,837	$461,763	18.8%
Selling, general, and administrative expenses (2)	$547,861	$929,096	(41.0%)	$1,095,992	$1,959,789	(44.0%)
Consulting (3)	$-	$132,359	(100.0%)	$-	$268,857	(100.0%)
Research and development expenses	$31,713	$68,689	(53.8%)	$54,062	$176,312	(69.3%)
Depreciation and amortization expenses	$62,069	$64,791	(4.2%)	$123,788	$134,656	(8.0%)
Loss on sales and impairment of assets	$-	$2,305	(100.0%)	$3,742	$2,305	62.3%
Other Income	$6,869	$21,651	(68.3%)	$(8,447)	$38,273	(122.0%)
Net loss	$(457,138)	$(994,117)	(54.0%)	$(737,194)	$(2,041,883)	(63.9%)

•

(1) For the three and six months ended December 31, 2008 the amounts include zero and $33,333, respectively, of license revenue with no associated cost of revenues for the period.

•

(2) Includes deferred compensation for employee stock options of $18,718 and $70,480  in the three month periods ended December 31, 2009 and 2008 respectively, and deferred compensation for employee stock options of $37,437 and $140,959 in the six month periods ended December 31, 2009and 2008 respectively.

•

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

Three Month Period Ended December 31, 2009 Compared to December 31, 2008

Net revenues.   We had net revenues of $750,240 for the three month period ended December 31, 2009, a 5.4% increase over net revenues of $711,983 for the three month period ended December 31, 2008. The 5.4% increase as compared with 2008 is a result of a strong broad based growth across our operating market segments.   Sales of $694,440 of our closed-cell polyurethane foam products and $55,800 in equipment sales accounted for approximately 93% and 7%, respectively, of our net revenues for the three month period ended December 31, 2009. Sales of $663,983 of our closed-cell polyurethane foam products and $48,000 in equipment sales accounted for approximately 93% and 7%, respectively, of our net revenues for the three month period ended December 31, 2008.

The $694,440 of foam product revenues represents a 5% increase compared to $663,983 for the same period in 2008.  During the reporting period, we increased our number of product units sold to our original equipment manufacturer, retail chain and distributor market segments by 5% over the three month period ended December 31, 2008, despite a continuing weakness in U.S. consumer markets in 2009.

Also during the three month period ended December 31, 2009 we had $11,640 and $6,736 of returns of our products and trade discounts, respectively, compared to $4,104 and $4,886, respectively, for the same period in 2008.

Cost of revenues.  Our cost of revenues was $572,604 or approximately 76% of net revenues for the three month period ended December 31, 2009, compared to cost of revenues of $530,511 or approximately 74.5% of net revenues for the three month period ended December 31, 2008.

For the three month period ended December 31, 2009 our cost of revenues related to foam products was $528,471, or 76.1% of foam product revenues, compared to $484,985, or 73% of foam product revenues for the same three month period in 2008. Our cost of revenues related to foam products was affected by management’s decision to scrap over $19,000 of our inventory classified as obsolete. Overall, we believe that our cost of revenues related to foam products can continue to improve if our increased sales efforts generate additional product orders so that we can take advantage of manufacturing efficiencies.  We believe we currently have sufficient foam product manufacturing equipment and employees to accomplish a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

During the three month period ended December 31, 2009 our cost of revenues related to equipment sales was $44,133, or approximately 79% of equipment sales. As indicated in the Overview and Recent Developments section above, in order to penetrate the tire fill market, we are supplying our customers with tire fill equipment effectively at a small cost. We anticipate that profits from this initiative will be derived from the sale of tire fill material to our customers.

Gross Profit.  For the three month period ended December 31, 2009 we had $177,636 of gross profit compared to $181,472 for the same period in 2008.  Gross profit for the three month period ended December 31, 2009 decreased by $3,836, or 2%, over same period in 2008 due primarily to our decision to scrap obsolete inventory detailed above. Our gross profit margin in future periods will be influenced by the percent of total revenues derived from foam product sales, equipment sales and licensee fees, respectively. Our profit margin on foam products is substantially higher than our profit margin on equipment. Our profit margin is potentially highest on license fees, if any, that have no associated cost revenues.

Selling, General, and Administrative Expenses.  For the three month period ended December 31, 2009 we had $547,861 of SG&A expenses, including the amortization of deferred compensation, compared to $929,096 for the same period in 2008.  We amortized $18,718 of deferred compensation for the three month period ended December 31, 2009 compared to $70,480 for same period in 2008.  We expect our quarterly SG&A expenses to decrease during the balance of the 2010 fiscal year as a result of cost reduction measures currently being implemented.

Research and Development Expenses.  For the three month period ended December 31, 2009 we had $31,713 of research and development expenses compared to $68,689 for the same period in 2008.  Our research and development expenses for the three month period ended December 31, 2009, decreased by $36,976, or 54%, as compared with the same period in 2008 due primarily to a decrease in outside testing services and a reduction in research and development tooling expenses during the period.  We expect research and development expenses to stay constant over the balance of the fiscal year ending June 30, 2010.

Consulting Expenses.  For the three month period ended December 31, 2009, we had no consulting expenses compared to $132,359 in consulting expenses for the same period in 2008.  Our consulting expenses for the three month period ended December 31, 2009 decreased by $132,359, or 100% as compared with the same period in 2008 due to the termination in April 2009 of our consulting agreements with our former CEO, Richard Steinke and our former Chief Chemical Systems Formulator, Manuel Chacon. We expect no consulting expenses for the balance of the fiscal year.

Depreciation and Amortization Expenses.  For the three month period ended December 31, 2009 we had $62,069 of depreciation and amortization expenses compared to $64,791 for the same period in 2008.  Our depreciation and amortization expenses for the three month period ended December 31, 2009 decreased by $2,722, or 4%, compared to the same period in 2008 due to reductions for fully depreciated assets.

Net Loss.  For the three month period ended December 31, 2009 we had a net loss of $457,138 compared to a net loss of $994,117 for the same period in 2008.  Our net loss for the three month period ended December 31, 2009 decreased by $536,979 as compared with the same period in 2008, due primarily to the increase in product sales and cost reduction measures described above.

Six Month Period Ended December 31, 2009 Compared to December 31, 2008

Net revenues.   We had net revenues of $1,890,073 for the six month period ended December 31, 2009, a 20% increase over net revenues of $1,564,900 for the six month period ended December 31, 2008. Our net sales increase as compared with 2008 is a result of a strong broad based growth across our operating market segments. $1,709,073 in sales of our closed-cell polyurethane foam products and $181,000 in equipment sales accounted for approximately 90% and 10%, respectively, of our net revenues for the six month period ended December 31, 2009. $1,393,656 in sales of our closed-cell polyurethane foam products, $137,911 in equipment sales and $33,333 in license fees accounted for approximately 89%, 9% and 2%, respectively, of our net revenues for the six month period ended December 31, 2008.

The $1,709,073 of foam product revenues represents a 22% increase compared to $1,393,656 for the same period in 2008.  During the reporting period, we increased our number of product units sold to our original equipment manufacturer, retail chain and distributor customers by 20% over the six month period ended December 31, 2008, despite continuing weakness in U.S. consumer markets in 2009.

We had no revenues derived from licensing fees during the six months ended December 31, 2009, compared to $33,333 for the six month period ended December 31, 2008. The decrease in license fees is a result of reaching the end of the license fee arrangement with our Chinese OTR retread licensee. Any additional revenue we may derive from our Chinese OTR retread licensee will come from the sale of equipment and/or chemical systems.

Also during the six month period ended December 31, 2009 we had $13,822 and $11,510 of returns of our products and trade discounts, respectively, compared to $20,887 and $7,494, respectively, for the same period in 2008.

Cost of revenues.  Our cost of revenues of $1,341,236 for the six month period ended December 31, 2009, representing approximately 71% of net revenues, compared to cost of revenues of $1,103,137 for the six month period ended December 31, 2008, representing approximately 70% of net revenues. For the six month period ended December 31, 2009 our cost of revenues related to foam products was $1,192,824, or 70% of foam product revenues, compared to $970,239, or 69% of foam product revenues for the same six month period in 2008. During the six month period ended December 31, 2009 our cost of revenues related to equipment sales was $148,412, or approximately 82% of equipment sales, compared to $132,898, or approximately 96% of equipment sales in the prior year period. As indicated in the Overview and Recent Developments section above, in order to penetrate the tire fill market we are supplying our customers with tire fill equipment at a small margin. We anticipate that profits from this initiative will be derived from the sale of tire fill material to our customers.

Gross Profit.  For the six month period ended December 31, 2009 we had $548,837 of gross profit compared to $461,763 for the same period in 2008.  Gross profit for the six month period ended December 31, 2009 increased by $87,074, or 19%, over same period in 2008 due primarily to the increase in foam product and equipment sales offset by a decrease on license fees. Because our profit margin on licensee fees (with no associated cost of revenues) and foam products is substantially higher than our profit margin on equipment, our gross profit margin in future periods will be influenced by the percent of total revenues derived from foam product sales, equipment sales and licensee fees, respectively.

Selling, General, and Administrative Expenses.  For the six month period ended December 31, 2009 we had $1,095,992 of SG&A expenses, including the amortization of deferred compensation, compared to $1,959,789 for the same period in 2008.  We amortized $37,437 of deferred compensation for the six month period ended

December 31, 2009 compared to $140,959 for same period in 2008.  We expect our quarterly SG&A expenses to decrease during the balance of the 2010 fiscal year as a result of cost reduction measures currently being implemented.

Research and Development Expenses.  For the six month period ended December 31, 2009 we had $54,062 of research and development expenses compared to $176,312 for the same period in 2008.  Our research and development expenses for the six month period ended December 31, 2009, decreased by $122,250, or 69%, as compared with the same period in 2008 due primarily to a decrease in outside testing services and a reduction in research and development tooling expenses during the period.  We expect research and development expenses to stay constant over the balance of the fiscal year ending June 30, 2010.

Consulting Expenses.  For the six month period ended December 31, 2009, we had no consulting expenses compared to $268,857 in consulting expenses for the same period in 2008.  Our consulting expenses for the six month period ended December 31, 2009 decreased by $268,857, or 100% as compared with the same period in 2008 due to the termination in April 2009 of our consulting agreements with our former CEO, Richard Steinke and our former Chief Chemical Systems Formulator, Manuel Chacon.

Depreciation and Amortization Expenses.  For the six month period ended December 31, 2009 we had $123,788 of depreciation and amortization expenses compared to $134,656 for the same period in 2008.  Our depreciation and amortization expenses for the six month period ended December 31, 2009 decreased by $10,868, or 8%, compared to the same period in 2008, primarily due to reductions for fully depreciated assets.

Net Loss.  For the six month period ended December 31, 2009 we had a net loss of $737,194 compared to a net loss of $2,041,883 for the same period in 2008.  Our net loss for the six month period ended December 31, 2009 decreased by $1,304,689 as compared with the same period in 2008, due primarily to the increase in product sales and the decrease in SG&A expenses as a result of our cost cutting efforts.

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

Cash Flows

The following table sets forth our cash flows for the six month periods ended December 31, 2009 and 2008.

	Six Months Ended December 31,
	2009	2008
Net cash used by operating activities	$(536,054)	$(1,621,627)
Net cash used in investing activities	(57,186)	(38,916)
Net cash provided by financing activities	657,499	320,562
Net increase (decrease) in cash and cash equivalents during period	$64,259	$(1,339,981)

Net Cash Used By Operating Activities.  Our primary sources of operating cash during the six month period ended December 31, 2009 was proceeds from a loan, prior period finance activities and collected accounts receivable.  Our primary uses of operating cash are payments made to our vendors and employees. Net cash used by operating activities was $536,054 for the six months ended December 31, 2009 compared to $1,621,627 for the same period in 2008.  The decrease in cash used in operating activities is due to decreases in overall selling, general, and administrative expenditures for the six months ended December 31, 2009 compared to the same period in 2008.  Non-cash items include depreciation and amortization and stock based compensation. Our net loss was $737,194 for the six months ended December 31, 2009 compared to a net loss of $2,041,883 for the same period in 2008.  Net loss for the six month period ended December 31, 2009 included non-cash expenses of $37,437 for stock-based compensation related to employee stock options, $63,000 issued as bonus compensation and $55,000 for stock issued for services.  Net loss for the six month period ended December 31, 2008 included non-cash expenses of $140,959 for stock-based compensation related to employee stock options, $71,384 for the issuance of a stock option for consulting services, $25,765 for stock issued/accrued for services.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $57,186 for the six month period ended December 31, 2009 and $38,916 for the same period in 2008.  Our primary uses of investing cash for the six month period ended December 31, 2009 were $9,660 related to patents and trademarks and $47,526 for property and equipment. Our primary uses of investing cash for the six month period ended December 31, 2008 were $21,077 deposits on patents and trademarks and $17,839 for property and equipment.

Net Cash Provided by Financing Activities.  During the six months ended December 31, 2009, we completed the private placement of our securities at a price of $0.21 per share. We sold an aggregate of 2,416,664 shares of our common stock and received net proceeds of $507,500 in a private placement.  We also received an aggregate loan of $150,000 under a credit agreement with a partnership.  The members of the partnership elected to immediately convert the funds loaned into stock per the credit agreement and, accordingly, we issued an aggregate of 714,285 shares of our common stock in full satisfaction of the loan.  During the six months ended December 31, 2008 financing activities provided net cash of $320,562 for the issuance of common stock for cash.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at December 31, 2009.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$90,000	$90,000	$—	$—	$—
Total contractual cash obligations	$90,000	$90,000	$—	$—	$—

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

Cash Position, Outstanding Indebtedness and Future Capital Requirements

Our total indebtedness at December 31, 2009 was $519,732 and our total cash and cash equivalents were $92,893, none of which is restricted. Our total indebtedness at December 31, 2009 includes $290,423 in accounts payable, and $229,309 in accrued expenses and deferred revenues.  We have no long-term liabilities.

In an effort to increase revenues, we have recently expanded our product lines and begun the sale of polyurethane foam tire fill and solid polyurethane elastomer tires. We believe the revenues reported for the fiscal quarter ended December 31, 2009 are beginning to reflect our progress toward our sales goals, which progress we anticipate will become more apparent during the next three to six months. However, our ability to continue as a going concern is dependent upon our ability to obtain additional financing or capital sources, to meet our financing requirements, and ultimately to achieve profitable operations.

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

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $55,380,414 at December 31, 2009 which raises substantial doubt about our ability to continue as a going concern (See Note 3 to the attached financial statements). The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

As described above, we have taken certain steps to reduce our operating and financial requirements while expanding our revenues in an effort to enable us to continue as a going concern until such time that revenues are sufficient to cover expenses, including: (1) we implemented numerous cost reduction measures, including reduced officer and board compensation, over the last seven months of the 2009 fiscal year and the first half of our 2010 fiscal year; (2) we revised the selling prices for our products at the beginning of the fiscal year to adjust for raw material increases to our customers; (3) we re-focused our sales and marketing efforts on three product areas with products already in production, low duty cycle foam tires, tire fill and solid tires. We have expanded sales in all three areas and expect to continue to increase sales during the fiscal year.  We also hope to continue to reduce our overall selling, general and administrative expenses throughout the fiscal year. We expect the increase in revenues from our expanded sales activity and our continuing efforts to control expenses should reduce net loss in the near term and move us closer to profitability.

To supplement our cash needs during the 2010 fiscal year, on September 21, 2009, we completed a private placement of our common stock for aggregate proceeds of approximately $500,000.  We also, on October 12, 2009, received an aggregate loan of $150,000 from the members of the Clean Green Partnership per a credit agreement. We have analyzed our cash needs for fiscal 2010 and have concluded that our available cash, including the cash raised in the private placement, may not  be sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for fiscal 2010, especially if our sales revenues do not meet our expectations. If necessary, we may seek to raise additional capital through the issuance of debt or equity securities. Our ability to obtain financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. We may also issue common stock in lieu of cash as compensation for certain employment, development, and other professional services. In any case, we will most likely need additional capital to fully implement our business plans.

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

We filed a Form 25 on January 26, 2010 with the Securities and Exchange Commission to delist our common stock from The Nasdaq Stock Market (“Nasdaq”).  We have been unable to meet minimum requirements of Nasdaq’s Equity Standard Listing Rule 5550(b) because we do not have a minimum of $2,500,000 in stockholders’ equity, $35,000,000 market value of listed securities, or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  Pursuant to the Form 25, our common stock is no longer traded on Nasdaq, effective February 4th, 2010.  We have found a market maker to make application on our behalf to have our common stock quoted on Nasdaq’s Over the Counter Bulletin Board (“OTCBB”) under the symbol “AMTY.OB,” effective February 4th, 2010. The delisting of our common stock from Nasdaq may make it more difficult for us to obtain equity financing if we need to do so.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2009.  In addition to the risk factors detailed in the above report, the following risk factors should be considered:

Shareholders and potential investors may experience more difficulty trading our stock since it is no longer listed but is now only quoted on Nasdaq’s Over the Counter Bulletin Board.

Effective February 4th, 2010, our common stock has been delisted from Nasdaq and is quoted on Nasdaq’s OTC Bulletin Board.  As a result, secondary trading of our shares may be subject to certain state imposed restrictions and the ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Further, our shares may be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000 by an individual, or $300,000 together with his or her spouse), are subject to additional sales practice requirements.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 19, 2009, we received an aggregate loan of $150,000 from the members of the Clean Green Partnership per a credit agreement entered into on July 23, 2009.  The members elected to immediately convert the funds loaned into stock per the credit agreement.  Accordingly, on October 23, 2009, we issued an aggregate of 714,285 shares to the members of Clean Green in full satisfaction of the loan.  We believe the issuance of the securities described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act because the securities were issued in a transaction not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held in the Sunset Room at the Sunset Station Hotel and Casino, 1301 West Sunset Road, Henderson, Nevada 89014, on December 2, 2009, at 10:00 am, Pacific Time, to:

1. Elect five directors to serve until the 2010 Annual Meeting of Stockholders; and

2. Ratify the selection of HJ & Associates, LLC as the Company’s independent auditor for the Company’s fiscal year ending June 30, 2010.

The results of the voting were as follows:

1. Directors	For	Against	Withheld
Louis M. Haynie	19,384,888	256,442	396,458
Henry D. Moyle	19,652,616	53,917	331,255
Steve M. Hanni	19,492,824	213,709	331,255
Frank E. Dosal	19,508,126	198,973	330,689
Silas O. Kines, Jr.	19,677,813	29,286	330,689

2. Ratify HJ & Associates, LLC	19,816,180	161,486	60,122

A total of 20,037,788 shares were represented at the meeting in person or by proxy, or approximately 66% of the total 30,291,778 shares eligible to vote.

ITEM 5.  OTHER INFORMATION

We filed a Form 25 on January 26, 2010 with the Securities and Exchange Commission to delist our common stock from The Nasdaq Stock Market (“Nasdaq”).  We have been unable to meet minimum requirements of Nasdaq’s Equity Standard Listing Rule 5550(b) because we do not have a minimum of $2,500,000 in stockholders’ equity, $35,000,000 market value of listed securities, or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  Pursuant to the Form 25, our common stock is no longer traded on Nasdaq, effective February 4th, 2010.  We have found a market maker to make application on our behalf to have our common stock quoted on Nasdaq’s Over the Counter Bulletin Board (“OTCBB”) under the symbol “AMTY.OB,” effective February 4th, 2010.

On February 11, 2010, the board of directors appointed Michael Kapral, our CEO and President, as a new member of the board of directors, effective immediately.  There is no arrangement or understanding between Mr. Kapral and any other person pursuant to which he was selected as a director. Mr. Kapral receives compensation under his existing employment agreement for his service as CEO and President but will not receive any additional compensation for service as a director. Mr. Kapral has not been appointed to serve on any committee of the board at this time. Mr. Kapral was appointed Chief Executive Officer and President on April 24, 2009.  Previously he served as Vice President of Marketing since April 1, 2008.  Mr. Kapral brings to Amerityre a broad range of capabilities acquired during an extensive 25 year career in the tire and tire products industry.  From 2001 to 2008, he was the General Manager of the Tire Division at Carpenter Company in Richmond, Virginia.  Prior to that, from 1995 to 2001, he was Territory Manager for Bridgestone Firestone Tire. Mr. Kapral’s experience includes tire fill material manufacture and sales, retread manufacturing operations and consumer retail tire sales in tire product areas ranging from medium truck tires to off-the-road tires.  He began his career working for his father in their retread shop, later moving into retail sales in their four store tire business located in Southern New York State.

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

Dated: February 15, 2010

AMERITYRE CORPORATION

/S/Michael Kapral

Michael Kapral

Chief Executive Officer

/S/Anders A. Suarez

Anders A. Suarez

Chief Financial Officer and

Principal Accounting Officer