Form 10-Q
period 2010-03-31
AMERITYRE CORP
filed 2010-05-14
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2010

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

 The number of shares outstanding of Registrant’s Common Stock as of May 7, 2010: 31,768,701

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

Our unaudited balance sheet at March 31, 2010 and our audited balance sheet at June 30, 2009; the related unaudited statements of operations for the three and nine month periods ended March 31, 2010 and 2009; and the related unaudited statement of cash flows for the nine month periods ended March 31, 2010 and 2009, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

	March 31, 2010	June 30, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$295,367	$28,634
Accounts receivable – net	313,385	480,433
Inventory	604,759	642,087
Deposit on equipment	-	89,721
Prepaid and other current assets	53,641	28,486

Total Current Assets	1,267,152	1,269,361

PROPERTY AND EQUIPMENT

Leasehold Improvements	162,683	162,683
Molds and models	574,687	536,345
Equipment	2,910,409	2,901,413
Furniture and fixtures	100,142	100,142
Software	286,046	286,046
Less – accumulated depreciation	(3,220,288)	(3,058,271)

Total Property and Equipment	813,679	928,358

OTHER ASSETS

Patents and trademarks – net	586,607	601,774
Deposits	67,650	71,568

Total Other Assets	654,257	673,342

TOTAL ASSETS	$2,735,088	$2,871,061

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	March 31, 2010	June 30, 2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$285,877	$464,309
Related party convertible notes	-	310,000
Accrued expenses	248,148	247,554
Deferred revenue – special projects	-	6,787

Total Current Liabilities	534,025	1,028,650

TOTAL LIABILITIES	534,025	1,028,650

COMMITMENTS AND CONTINENCIES

STOCKHOLDERS’ EQUITY

Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 shares authorized of $0.001 par value, 31,051,695 and 26,233,644 shares issued and outstanding, respectively	31,049	26,231
Additional paid-in capital	58,055,031	56,897,606
Accrued interest on note	(1,578)	-
Notes receivable	(412,951)	(438,206)
Stock subscription deposit	240,000	-
Retained deficit	(55,710,488)	(54,643,220)

Total Stockholders’ Equity	2,201,063	1,842,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,735,088	$2,871,061

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

NET REVENUES
Products	$859,452	$622,319
Equipment	20,250	152,250

Total Net Revenues	879,702	774,569

COST OF REVENUES
Products	582,330	461,894
Equipment	11,614	133,399

Total Cost of Revenues	593,944	595,293

GROSS PROFIT	285,758	179,276

EXPENSES
Consulting	-	18,616
Depreciation and amortization	61,280	60,025
Research and development	28,540	9,425
Bad debt expenses	21,102	-
Selling, general and administrative	510,767	776,892

Total Expenses	622,089	864,958

LOSS FROM OPERATIONS	(336,331)	(685,682)

OTHER INCOME
Interest income	4,648	4,877
Miscellaneous income	1,609	2,442

Total Other Income	6,257	7,319

NET LOSS	$(330,074)	$(678,363)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	31,017,166	24,972,322

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Nine Months Ended March 31,
	2010	2009

NET REVENUES
Products	$2,568,525	$2,015,975
Equipment	201,250	290,161
Licenses	-	33,333

Total Net Revenues	2,769,775	2,339,469

COST OF REVENUES
Products	1,775,155	1,432,133
Equipment	160,026	266,297

Total Cost of Revenues	1,935,181	1,698,430

GROSS PROFIT	834,594	641,039

EXPENSES
Consulting	-	287,473
Depreciation and amortization	185,469	194,680
Research and development	82,602	185,737
Bad debt expenses	21,102	-
Loss on impairment of assets	3,742	2,305
Selling, general and administrative	1,606,757	2,736,682

Total Expenses	1,899,672	3,406,877

LOSS FROM OPERATIONS	(1,065,078)	(2,765,838)

OTHER INCOME
Interest income	14,589	33,640
Miscellaneous (expenses) income	(16,781)	11,952

Total Other (Expense) Income	(2,192)	45,593

NET LOSS	$(1,067,270)	$(2,720,245)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	29,464,269	23,947,170

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,067,270)	$(2,720,245)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	185,469	194,680
Loss on impairment of assets	3,742	2,305
Bad debt expense	21,102	5,694
Common stock issued/accrued for services	94,500	42,431
Stock redemption for note receivable	(2,503)	(20,979)
Interest income on subscription note receivable	-	-
Stock-based compensation expense related to employee options	55,748	51,691
Stock-based compensation expense related to employee stock grants	63,000	-
Amortization of expense prepaid with common stock	-	33,331
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	145,946	(296,886)
(Increase) Decrease in prepaid and other current assets	(39,568)	52,012
Decrease in other assets	101,052	108,997
Decrease in inventory	37,328	38,520
(Decrease) Increase in accounts payable and accrued expenses	(183,829)	403,904
Net Cash Used by Operating Activities	(585,283)	(2,104,545)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(7,710)	(29,099)
Purchase of property and equipment	(51,653)	(37,359)
Net Cash Used by Investing Activities	(59,363)	(66,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock, including stock subscription deposits	747,500	519,867
Principal payments on note receivable	13,879	-
Proceeds from the sale of convertible note	150,000	(26,127)
Net Cash Provided by Financing Activities	911,379	493,740

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	266,733	(1,677,263)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,634	1,701,191

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$295,367	$23,928

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows (Continued)
(Unaudited)
	For the Nine Months Ended March 31,
	2010	2009
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH OPERATING ACTIVITIES
Common stock issued/accrued for services	$94,500	$42,431
Stock-based compensation expense related to employee options	$55,748	$33,331
Stock option granted for services	$-	$-

NON-CASH INVESTING/ FINANCING ACTIVITIES
Common stock issued in lieu of convertible notes payable and accrued interest	$-	$-
Return of common stock for payment on note receivable	$12,300	$-
Conversion of note payable to common stock	$310,000	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2010 and June 30, 2009

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although we believe the disclosures and information presented are adequate to make the information not misleading. These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2009 Annual Report on Form 10-K.  Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2010.

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

Stock Based-Compensation Expense

Since July 2005, we account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718), formerly SFAS 123(R). Our financial statements as of and for the three and nine month periods ended March 31, 2010 and 2009 reflect the impact of ASC 718.  Stock-based compensation expense recognized under ASC 718 for the nine month periods ended March 31, 2010 and 2009 was $55,748 and $51,691, respectively, related to employee stock options issued during the respective periods.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for the nine month periods ended March 31, 2010 and 2009 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Nine Months Ended March 31,
	2010	2009
Loss (numerator)	$(1,067,270)	$(2,720,245)
Shares (denominator)	29,464,269	23,947,170
Per share amount	$(0.04)	$(0.11)

Our outstanding stock options and warrants have been excluded from the basic and fully diluted net loss per share calculation. We excluded $1,519,780 and 4,679,780 common stock equivalents for the nine month periods ended March 31, 2010 and 2009, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2010 and June 30, 2009

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

There are no tax positions included in the balance at March 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 3 – GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $55,710,488 at March 31, 2010 which raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

To supplement our cash needs during the 2010 fiscal year, on September 21, 2009, we completed a private placement of our common stock for aggregate proceeds of approximately $500,000.  On October 19, 2009, we received an aggregate loan of $150,000 from the members of the Clean Green Partnership per the credit agreement referenced in Note 5.  Under the credit agreement, Clean Green Partnership had the option to convert the balance of the loan to common stock at $0.21 per share.  The members elected to immediately convert the funds loaned into stock per the credit agreement. In addition, as of March 31, 2010, we have received a total of $240,000 out of $250,000 total proceeds from a private placement that closed in  April 2010.  We have analyzed our cash needs for the balance of fiscal 2010 and concluded that our available cash may not be sufficient to meet our current minimum working capital, capital expenditure and other cash requirements. If necessary, we may seek to raise additional capital through the issuance of debt or equity securities. Our ability to obtain financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. We may also issue common stock in lieu of cash as compensation for certain employment, development, and other professional services.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described above, and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2010 and June 30, 2009

NOTE 4 - STOCK OPTIONS AND WARRANTS

General Option Information

During the nine month periods ended March 31, 2010 and 2009, we did not grant any options.

A summary of the status of our outstanding stock options as of March 31, 2010 and June 30, 2009 and changes during the periods then ended is presented below:

	March 31, 2010		June 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	1,060,000	$5.02	4,260,000	$6.34
Granted	-	-	-	$-
Expired/Cancelled	160,000	5.56	(200,000)	$3.48
Exercised	-	-	-	-
Outstanding end of period	900,000	$4.93	4,060,000	$6.48
Exercisable	775,000	$5.42	3,910,000	$6.66

The following table summarizes the range of outstanding and exercisable options as of March 31, 2010:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$1.79	150,000	3.12	$1.79	50,000	$1.79
2.02	75,000	3.00	2.02	50,000	2.02
4.04	100,000	2.37	4.04	100,000	4.04
5.36	150,000	0.25	5.36	150,000	5.36
6.60	425,000	0.25	6.60	425,000	6.60
$1.79-$6.60	900,000	1.19	4.93	775,000	5.42

As of March 31, 2010 the unrecognized stock-based compensation related to stock options was approximately $86,615. This cost is expected to be expensed over the next 1.25 years.

General Warrant Information

The following table summarizes outstanding warrants to purchase our common stock at March 31, 2010.

Number of Warrants Outstanding at March 31, 2010	Expiration Date	Exercise Price
103,825	2/1/2011	$5.50
515,955	2/11/2011	$0.50

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2010 and June 30, 2009

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

In January 2010 we issued an aggregate of 37,500 shares (7,500 shares each) of our restricted common stock to our directors as compensation for their services as members of our board of directors for the period commencing September 1, 2009 through November 30, 2009. The aggregate value of the shares was $15,000, based on the closing price of $0.40 per share, the date the shares were approved to be issued during December 2008.

In January 2010, we issued 6,250 shares of our restricted common stock to the Chairman of our audit committee as partial compensation for his services as Chairman for the period commencing September 1, 2009 through November 30, 2009. The value of the shares was $2,500, based on the closing price of $0.40 per share, on the date the shares were approved to be issued during December 2008.

In January 2010, we issued 25,806 shares of common stock to an outside consultant, valued at $0.31 per share or $8,000, in payment of research and development services.

In January 2010, we issued 40,000 shares of common stock to a director as compensation for extraordinary services performed on our behalf.

NOTE 6 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists of chemicals, finished goods produced in our plant and products purchased for resale.

	March 31, 2010 (Unaudited)	June 30, 2009
Raw Materials	$86,795	$191,384
Finished Goods	$517,964	$450,703
Total Inventory	$604,759	$642,087

NOTE 7 – SUBSEQUENT EVENTS

In December 2009, the Board of Directors agreed to annual board compensation for the period December 2, 2009 through December 1, 2010 of a total of $12,000, all payable through the grant of common stock (41,379 shares based on the closing price of $0.29 per share on December 1, 2009), to be issued quarterly. In addition to the above compensation, the Board of Directors approved annual compensation for the chairman of the Audit Committee of $25,000, payable quarterly in cash and/or stock.

In April 2010, we issued we issued an aggregate of 51,720 shares (10,344 shares each) of our restricted common stock to our directors as compensation for their services as members of our board of directors for the period commencing December 1, 2009 through February 28, 2010. The aggregate value of the shares was $15,000, based on the closing price of $0.29 per share, the date the shares were approved to be issued during December 2009. We also issued 8,620 shares of our restricted common stock to the Chairman of our audit committee as partial compensation for his services as Chairman for the period commencing December 1, 2009 through February 28, 2010. The value of the shares was $2,500, based on the closing price of $0.29 per share, on the date the shares were approved to be issued during December 2009.

In April 2010, we issued an aggregate of 666,666 shares of our restricted common stock to investors in a private placement for aggregate proceeds of $250,000.

Management has evaluated subsequent events and has determined there are no further subsequent events to be reported.

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

Low duty foam tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and retail stores continues to account for most of our revenue at this time. We have the ability to produce a broad range of products for the low-duty cycle tire market, including bicycle, medical mobility and industrial and commercial lawn and garden tires. We are continuing our marketing efforts and expanding our product lines by introducing new sizes and tires for specific applications.

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

Polyurethane foam fire retardant material – We have formulated and tested small quantities of a flame retardant polyurethane foam for use as packaging material. The flame retardant material has performed well in flammability testing and exceeded the requirements of the UL 94-HB (Horizontal Burn) test. In early  April 2010, we shipped our first order and anticipate increased sales over the next twelve months.  We are currently evaluating additional commercial applications for this product.

Composite tires – We believe there are multiple applications for use of our polyurethane elastomer material as treads for new or retread tire casings. However, economic constraints have limited development and market penetration in this area.

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

Valuation of Intangible Assets and Goodwill

At March 31, 2010, we had capitalized patent and trademark costs, net of accumulated amortization, totaling $586,607. The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350), (formerly Statement of Financial Accounting Standards “SFAS” No. 142, "Goodwill and Other Intangible Assets"). We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  On July 1, 2005, we adopted the Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718), formerly SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”).  ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Under ASC 718, stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The stock-based compensation expense recognized under ASC 718 for the nine month periods ended March 31, 2010 and 2009 was $55,748 and $51,691, respectively, and assumes all awards will vest.  Therefore, no reduction has been made for estimated forfeitures.

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

Seasonality

A substantial majority of our sales are to customers within the United States. We experience some seasonality in the sale of our closed-cell polyurethane foam tires for bicycles and lawn and garden products because sales of these products generally decline during the winter months in the United States.  Sales of our closed-cell polyurethane foam tire products generally peak during the spring and summer months; typically resulting in greater sales volumes during the third and fourth quarters of the fiscal year.

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

•

The following summary table presents a comparison of our results of operations for the three and nine month periods ended March 31, 2010 and 2009 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2010	2009	Change	2010	2009	Change
Net revenues (1)	$879,702	$774,569	13.6%	$2,769,775	$2,339,469	18.4%
Cost of revenues	$593,944	$595,293	(0.2%)	$1,935,181	$1,698,430	14.1%
Gross profit	$285,758	$179,276	59.4%	$834,594	$641,039	30.2%
Selling, general, and administrative expenses (2)	$531,869	$776,892	(31.5%)	$1,627,861	$2,736,682	(40.5%)
Consulting	$-	$18,616	(100.0%)	$-	$287,473	(100.0%)
Research and development expenses	$28,540	$9,425	202.8%	$82,602	$185,737	(55.5%)
Depreciation and amortization expenses	$61,680	$60,025	2.8%	$185,469	$194,680	(4.7%)
Loss on sales and impairment of assets	$-	$-	0.0%	$3,742	$2,305	62.3%
Other Income	$6,257	$7,319	(14.5%)	$(2,192)	$45,593	(104.8%)
Net loss	$(330,074)	$(678,363)	(51.3%)	$(1,067,270)	$(2,720,245)	(60.8%)

(1) For the nine months ended March 31, 2009 the amounts include $33,333 of license revenue with no associated cost of revenues for the period.

(2) Includes deferred compensation for employee stock options of $18,311 and $16,979 in the three month periods ended March 31, 2010 and 2009 respectively, and deferred compensation for employee stock options of $55,748 and $51,691 in the nine month periods ended March 31, 2010 and 2009 respectively.

Three Month Period Ended March 31, 2010 Compared to March 31, 2009

Net revenues.   We had net revenues of $879,702 for the three month period ended March 31, 2010, a 13.6% increase over net revenues of $774,569 for the three month period ended March 31, 2009. The 13.6% increase as compared with 2009 is a result of a strong broad based growth across our operating market segments.   Sales of $859,452 of our closed-cell polyurethane foam products and $20,250 in equipment sales accounted for approximately 97.7% and 2.3%, respectively, of our net revenues for the three month period ended March 31, 2010. Sales of $622,319 of our closed-cell polyurethane foam products and $152,250 in equipment sales accounted for approximately 80% and 20%, respectively, of our net revenues for the three month period ended March 31, 2009.

The $859,452 of foam product revenues represents a 38.1% increase compared to $622,319 for the same period in 2009.  During the reporting period, we increased our number of product units sold to our original equipment manufacturer, retail chain and distributor market segments by 49% over the three month period ended March 31, 2009, despite continuing weakness in U.S. consumer markets.

Also during the three month period ended March 31, 2010 we had $310 and $3,494 of returns of our products and trade discounts, respectively, compared to $29,091 and $1,657, respectively, for the same period in 2009.

 Cost of revenues.  Our cost of revenues was $593,944 or approximately 67% of net revenues for the three month period ended March 31, 2010, compared to cost of revenues of $595,293 or approximately 77% of net revenues for the three month period ended March 31, 2009.

For the three month period ended March 31, 2010 our cost of revenues related to foam products was $582,330, or 67.7% of foam product revenues, compared to $461,894, or 74% of foam product revenues for the same three month period in 2009. Overall, we believe that our cost of revenues related to foam products can continue to improve if our increased sales efforts generate additional product orders so that we can take advantage of manufacturing efficiencies.  We believe we currently have sufficient foam product manufacturing equipment and employees to accomplish a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

During the three month period ended March 31, 2010 our cost of revenues related to equipment sales was $11,614, or approximately 57.4% of equipment sales. As indicated in the Overview and Recent Developments section above, in order to penetrate the tire fill market, we are supplying our customers with tire fill equipment at a small margin. We anticipate that profits from this initiative will be derived from the sale of tire fill material to our customers.

Gross Profit.  For the three month period ended March 31, 2010 we had $285,758 of gross profit compared to $179,276 for the same period in 2009.  Gross profit for the three month period ended March 31, 2010 increased by $106,482, or 59%, over same period in 2009 due primarily to our increase in sales during the same period in 2009. Our gross profit margin in future periods will be influenced by the percent of total revenues derived from foam product sales, equipment sales and licensee fees, respectively. Our profit margin on foam products is normally higher than our profit margin on equipment. Our profit margin is potentially highest on license fees, if any, that have no associated cost revenues.

Selling, General, and Administrative Expenses.  For the three month period ended March 31, 2010 we had $531,869 of SG&A expenses, including the amortization of deferred compensation, compared to $776,892 for the same period in 2009.  We amortized $18,311 of deferred compensation for the three month period ended March 31, 2010 compared to $16,979 for same period in 2009.  For the three month period ended March 31, 2010, we recorded bad debt expenses of $21,102 due to non-payment for a unit of tire fill equipment. We expect our quarterly SG&A expenses to continue to decrease during the balance of the 2010 fiscal year as a result of our continuing cost reduction measures.

Research and Development Expenses.  For the three month period ended March 31, 2010 we had $28,540 of research and development expenses compared to $9,425 for the same period in 2009.  Our research and development expenses for the three month period ended March 31, 2010, increased by $19,115, or 202.8%, as compared with the same period in 2009 due primarily to increases  in outside testing services and  increases  in chemical formulations research and development and tooling expenses during the period.  We expect research and development expenses to remain consistent with the previous nine months over the balance of the fiscal year ending June 30, 2010.

Consulting Expenses.  For the three month period ended March 31, 2010, we had no consulting expenses compared to $18,616 in consulting expenses for the same period in 2009.  We expect no outside consulting expenses for the balance of the fiscal year.

Depreciation and Amortization Expenses.  For the three month period ended March 31, 2010 we had $61,680 of depreciation and amortization expenses compared to $60,025 for the same period in 2009.  Our depreciation and amortization expenses for the three month period ended March 31, 2010 increased by $1,655, or 2.8%, compared to the same period in 2009 due to some new equipment purchases offset by reductions for fully depreciated assets.

Net Loss.  For the three month period ended March 31, 2010 we had a net loss of $330,074 compared to a net loss of $678,363 for the same period in 2009.  Our net loss for the three month period ended March 31, 2010 decreased by $348,289 as compared with the same period in 2009, due primarily to the increase in product sales and full implementation of cost reduction measures.

Nine Month Period Ended March 31, 2010 Compared to March 31, 2009

Net revenues.   We had net revenues of $2,769,775 for the nine month period ended March 31, 2010, a 18.4% increase over net revenues of $2,339,469 for the nine month period ended March 31, 2009. Our net sales increase as compared with 2009 is a result of a strong broad based growth across our operating market segments. $2,568,525 in sales of our closed-cell polyurethane foam products and $201,250 in equipment sales accounted for approximately 92.7% and 7.3%, respectively, of our net revenues for the nine month period ended March 31, 2010. $2,015,975 in sales of our closed-cell polyurethane foam products, $290,161 in equipment sales and $33,333 in license fees accounted for approximately 86%, 12% and 2%, respectively, of our net revenues for the nine month period ended March 31, 2009.

The $2,568,525 of foam product revenues represents a 27.4% increase compared to $2,015,975 for the same period in 2009.  During the reporting period, we increased our number of product units sold to our original equipment manufacturer, retail chain and distributor customers by 37% over the nine month period ended March 31, 2009, despite continuing weakness in U.S. consumer markets.

We had no revenues derived from licensing fees during the nine months ended March 31, 2010, compared to $33,333 for the nine month period ended March 31, 2009. The decrease in license fees is a result of reaching the end of the license fee arrangement with our Chinese OTR retread licensee. Any additional revenue we may derive from our Chinese OTR retread licensee will come from the sale of equipment and/or chemical systems.

Also during the nine month period ended March 31, 2010 we had $14,132 and $15,004 of returns of our products and trade discounts, respectively, compared to $49,978 and $9,152, respectively, for the same period in 2009.

Cost of revenues.  Our cost of revenues of $1,935,181 for the nine month period ended March 31, 2010, representing approximately 69.9% of net revenues, compared to cost of revenues of $1,698,430 for the nine month period ended March 31, 2009, representing approximately 72% of net revenues. For the nine month period ended March 31, 2010 our cost of revenues related to foam products was $1,775,155, or 69.1% of foam product revenues, compared to $1,432,133, or 71% of foam product revenues for the nine month period in 2009. During the nine month period ended March 31, 2010 our cost of revenues related to equipment sales was $160,026, or approximately 79.5% of equipment sales, compared to $266,297, or approximately 92% of equipment sales in the prior year period.

Gross Profit.  For the nine month period ended March 31, 2010 we had $834,594 of gross profit compared to $641,039 for the same period in 2009.  Gross profit for the nine month period ended March 31, 2010 increased by $193,555, or 30.2%, over same period in 2009 due primarily to the increase in foam product and equipment sales offset by a decrease in license fees. Because our profit margin on licensee fees (with no associated cost of revenues) and foam products is substantially higher than our profit margin on equipment, our gross profit margin in future periods will be influenced by the percent of total revenues derived from foam product sales, equipment sales and licensee fees, if any.

Selling, General, and Administrative Expenses.  For the nine month period ended March 31, 2010 we had $1,627,861 of SG&A expenses, including the amortization of deferred compensation, compared to $2,736,682 for the same period in 2009.  We amortized $55,748 of deferred compensation for the nine month period ended March 31, 2010 compared to $51,691 for same period in 2009.  We expect our quarterly SG&A expenses to decrease during the balance of the 2010 fiscal year as a result of our continuing cost reduction measures.

Research and Development Expenses.  For the nine month period ended March 31, 2010 we had $82,602 of research and development expenses compared to $185,737 for the same period in 2009.  Our research and development expenses for the nine month period ended March 31, 2010, decreased by $103,135, or 55.5%, as compared with the same period in 2009 due primarily to a decrease in outside testing services and a reduction in research and development tooling expenses during the period.  We expect research and development expenses to stay constant over the balance of the fiscal year ending June 30, 2010.

Consulting Expenses.  For the nine month period ended March 31, 2010, we had no consulting expenses compared to $287,473 in consulting expenses for the same period in 2009.  Our consulting expenses were eliminated due to the termination in April 2009 of our consulting agreements with our former CEO, Richard Steinke and our former Chief Chemical Systems Formulator, Manuel Chacon.

Depreciation and Amortization Expenses.  For the nine month period ended March 31, 2010 we had $185,469 of depreciation and amortization expenses compared to $194,680 for the same period in 2009.  Our depreciation and amortization expenses for the nine month period ended March 31, 2010 decreased by $9,211, or 4.7%, compared to the same period in 2008, primarily due to reductions for fully depreciated assets.

Net Loss.  For the nine month period ended March 31, 2010 we had a net loss of $1,067,270 compared to a net loss of $2,720,245 for the same period in 2009.  Our net loss for the nine month period ended March 31, 2010 decreased by $1,652,975 as compared with the same period in 2009, due primarily to the increase in product sales and the decrease in SG&A expenses as a result of our cost cutting efforts.

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

Cash Flows

The following table sets forth our cash flows for the nine month periods ended March 31, 2010 and 2009.

	Nine Months Ended March 31,
	2010	2009
Net cash used by operating activities	$(585,283)	$(2,104,545)
Net cash used in investing activities	(59,363)	(66,458)
Net cash provided by financing activities	911,379	493,740
Net increase (decrease) in cash and cash equivalents during period	$266,733	$(1,677,263)

Net Cash Used By Operating Activities.  Our primary sources of operating cash during the nine month period ended March 31, 2010 was proceeds from a loan subsequently converted to equity, sales of our common stock and collected accounts receivable.  Our primary uses of operating cash are payments made to our vendors and employees. Net cash used by operating activities was $585,283 for the nine months ended March 31, 2010 compared to $2,104,545 for the same period in 2009.  The decrease in cash used in operating activities is due to decreases in overall selling, general, and administrative expenditures for the nine months ended March 31, 2010 compared to the same period in 2009.  Non-cash items include depreciation and amortization and stock based compensation. Our net loss was $1,067,270 for the nine months ended March 31, 2010 compared to a net loss of $2,720,245 for the same period in 2009.  Net loss for the nine month period ended March 31, 2010 included non-cash expenses of $55,748 for stock-based compensation related to employee stock options, $63,000 issued as bonus compensation and $94,500 for stock issued for services.  Net loss for the nine month period ended March 31, 2009 included non-cash expenses of $51,691 for stock-based compensation related to employee stock options, $194,680 for amortization and depreciation expenses, and $42,431 for stock issued/accrued for services.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $59,363 for the nine month period ended March 31, 2010 and $66,458 for the same period in 2009.  Our primary uses of investing cash for the nine month period ended March 31, 2010 were $7,710 related to patents and trademarks and $51,653 for property and equipment. Our primary uses of investing cash for the nine month period ended March 31, 2009 were $29,099 deposits on patents and trademarks and $37,359 for property and equipment.

Net Cash Provided by Financing Activities.  During the nine months ended March 31, 2010, in September 2009, we completed the private placement of our securities at a price of $0.21 per share. We sold an aggregate of 2,416,664 shares of our common stock and received net proceeds of $507,500 in a private placement.  We also received an aggregate loan of $150,000 under a credit agreement with a partnership.  The members of the partnership elected to immediately convert the funds loaned into stock per the credit agreement and, accordingly, we issued an aggregate of 714,285 shares of our common stock in full satisfaction of the loan.  In addition, as of March 31, 2010, we have received a total of $240,000 out of $250,000 total proceeds from a private placement that closed in April 2010. We sold an aggregate of 666,666 shares of our common stock and received net proceeds of $250,000. During the nine months ended March 31, 2009 financing activities provided net cash of $493,740 for the issuance of common stock for cash.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at March 31, 2010.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$45,000	$45,000	$—	$—	$—
Total contractual cash obligations	$45,000	$45,000	$—	$—	$—

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

Cash Position, Outstanding Indebtedness and Future Capital Requirements

Our total indebtedness at March 31, 2010 was $534,025 and our total cash and cash equivalents were $295,367, none of which is restricted. Our total indebtedness at March 31, 2010 includes $285,877 in accounts payable, and $248,148 in accrued expenses and deferred revenues.  We have no long-term liabilities.

In an effort to increase revenues, we have recently expanded our product lines and begun the sale of polyurethane foam tire fill and solid polyurethane elastomer tires. We believe the revenues reported for the fiscal quarter ended March 31, 2010 are beginning to reflect our progress toward our sales goals, which progress we anticipate will become more apparent during the next three to six months. However, our ability to continue as a going concern is dependent upon our ability to obtain additional financing or capital sources, to meet our financing requirements, and ultimately to achieve profitable operations.

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

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $55,710,488 at March 31, 2010 which raises substantial doubt about our ability to continue as a going concern (See Note 3 to the attached financial statements). The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

To supplement our cash needs during the 2010 fiscal year, on September 21, 2009, we completed a private placement of our common stock for aggregate proceeds of approximately $507,500.  We also, on October 12, 2009, received an aggregate loan of $150,000 from the members of the Clean Green Partnership per a credit agreement. In addition, as of March 31, 2010, we have received a total of $240,000 out of $250,000 total proceeds from a private placement that closed in April 2010. We have analyzed our cash needs for fiscal 2010 and have concluded that our available cash, including the cash raised in the private placement, may not be sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for fiscal 2010, and we anticipate that we will need additional capital to support operations for the next twelve months. If necessary, we may seek to raise additional capital through the issuance of debt or equity securities. Our ability to obtain financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. We may also issue common stock in lieu of cash as compensation for certain employment, development, and other professional services. In any case, we will most likely need additional capital to fully implement our business plans.

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

We filed a Form 25 on January 26, 2010 with the Securities and Exchange Commission to delist our common stock from The Nasdaq Stock Market (“Nasdaq”).  Pursuant to the Form 25, our common stock is no longer traded on Nasdaq, but is now quoted on Nasdaq’s Over the Counter Bulletin Board (“OTCBB”) under the symbol “AMTY.OB.”  The delisting of our common stock from Nasdaq may make it more difficult for us to obtain equity financing if we need to do so.

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

Recent Accounting Pronouncements

In the first quarter of 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). ASU 2010-09 amends ASC 855, Subsequent Events, so that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in financial statements. We adopted the provisions of ASU 2010-09 in the first quarter of 2010. This adoption did not affect our financial statements.

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

 Our common stock has been delisted from Nasdaq and is now quoted on Nasdaq’s OTC Bulletin Board.  As a result, secondary trading of our shares may be subject to certain state imposed restrictions and the ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Further, our shares may be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000 by an individual, or $300,000 together with his or her spouse), are subject to additional sales practice requirements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2010, we issued an aggregate of 666,666 shares of our restricted common stock to investors in a private placement for aggregate proceeds of $250,000. We believe the issuance of the securities described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act because the securities were issued to accredited investors in a transaction not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

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

Dated: May 14, 2010

AMERITYRE CORPORATION

/S/Michael Kapral

Michael Kapral

Chief Executive Officer

/S/Anders A. Suarez

Anders A. Suarez

Chief Financial Officer and

Principal Accounting Officer