Form 10-K
period 2010-06-30
AMERITYRE CORP
filed 2010-09-28
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number   000-50053

AMERITYRE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0535207 (I.R.S. Employer Identification No.)
1501 Industrial Road Boulder City, Nevada 89005 (702) 294-2689 (Address of principal executive office and telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

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

Large accelerated filer  ☐      Accelerated filer ☐         Non-accelerated filer    ☐       Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

On September 28, 2010, 32,063,723 shares of common stock of the Registrant were outstanding, and the market value of common stock held by non-affiliates was $9,947,987 (based upon the closing price of $0.35 per share of common stock as quoted on the NASD: OTCBB).

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement, which will be issued in connection with the 2010 Annual Meeting of Shareholders of Amerityre Corporation, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

AMERITYRE CORPORATION

2010 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

iii

AMERITYRE CORPORATION

2010 ANNUAL REPORT ON FORM 10-K

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

Although we currently have the capacity to produce up to 2,000,000 closed-cell foam tires per year at our Boulder City, Nevada facility, in the longer term, we intend to expand commercialization of our closed-cell foam tire products through strategic relationships with licensees who will manufacture the closed-cell foam tires for use on original equipment products.

Polyurethane Elastomer Forklift and Skid Steer Tires

We have completed the development phase and third party testing of our new lines of fork lift tires that we believe will compete with rubber tires that are currently used in the market. We’ve been successfully able to demonstrate the capability of manufacturing MDI polyurethane forklift tires. We believe that MDI polyurethane forklift tires can be manufactured and sold at prices competitive against current rubber tires.

At this filing date, a small number of tires have been sold to customers for testing purposes in the field. The field testing will take some additional time as we seek to prove that urethane tires perform better and last longer that rubber tires as well as to change market perception of urethane as a better solution. The tires placed for testing are in many different applications where forklifts operate. Many are placed in high cycle load applications to generate immediate reports of results. The initial reports show positive results in both acceptance and performance.

Polyurethane Foam Fire Retardant Material

We have formulated and tested small quantities of a flame retardant polyurethane foam for use as packaging material. The flame retardant material has performed well in flammability testing and exceeded the requirements of the UL 94-HB (Horizontal Burn) test. We have produced and sold small quantities of the material and anticipate some increase in sales in the 2011 fiscal year.

Amerifill™ Tire Fill Material

In May 2008, we began the sale of high-quality polyurethane foam for use in the commercial tire fill market.  The tire fill material is marketed under the name Amerifill®. Amerifill® is based on Amerityre’s proven, premier “flat-free” closed-cell polyurethane foam technology. Tire fill materials are used in many tire applications, including construction, industrial and mining applications, to “flat-proof” and extend the life of rubber tires. Amerifill® is based on MDI polyurethane chemical formulations, which have been shown to be very stable and environmentally safe.  Most tire fill materials available today are petroleum-based compounds that have been shown to reduce the useful life of the tire and to pose environmental hazards. We have evaluated Amerifill® in the field and in side-by-side comparison testing conducted by independent test laboratories.  We have shown that Amerifill® performs better under load, runs cooler and is more durable than current comparable materials. However, at this time the capital costs for the necessary equipment and competitive pricing for alternative tire fill materials have limited our ability to successfully penetrate the tire fill market.

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

In addition to the chemical raw materials, we purchase steel and plastic wheel components for use in tire and wheel assemblies.  We purchase these components from multiple third-party suppliers.  In fiscal 2009 and 2010 we experienced price increases for steel wheel components but no supply delays or shortages.  However, we anticipate that we may experience an increase in steel wheel components at such time as the Chinese government cancels any export rebates it may be currently providing Chinese wheel manufactures. We believe that we can continue to purchase wheel components from multiple sources without any difficulty.

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

Sales, Marketing and Distribution

Historically, we have been primarily a technology company in the development stage, manufacturing a limited number of products for the purpose of validating our polyurethane materials and manufacturing technology.  We are transitioning in to becoming a manufacturing company.  We now have three product lines available for the market, polyurethane foam tires, tire fill materials, and solid forklift and skid steer tires.  We continue to manufacture test tires for different applications for the solid tire business.

We have an extensive line of closed-cell polyurethane foam tire products for various product and application segments and continue to increase new and different tire size offerings.  Our three full-time sales representatives are actively targeting customers that utilize tires in significant volume. Our sales representatives are also working to establish broader distribution for our products in the aftermarket by contacting major regional distributors, retail cooperatives and chains that distribute and otherwise sell our products.

Solid tires are the newest product we have introduced.  In 2009, we announced an agreement with K2 Industrial Tires for the sales and marketing of solid press-on forklift tires. We have a complete line for the press-on tires both smooth and traction tread applications. We continue to experiment with other applications with the solid tire business as this covers broad range applications and different sizes in the tire business.

Tire fill is a product used in flat proofing tires.  We target tire fill pumpers whom are typically commercial tire dealers and OEM (original equipment manufacturer) users of tire fill in the construction, industrial and mining applications, however competition in this area has limited our market penetration.

We continue looking for international marketing partners for overseas sales of our products.

Customers

We have one customer which accounted for approximately 26%, and 20% of total sales during the fiscal years ended June 30, 2010 and 2009, respectively. We don't believe that the loss of this customer would have a material adverse effect on our business.  In general, our customers include OEMs of lawn and garden products, and outdoor power equipment, regional distributors, retail cooperatives and chains that sell lawn and garden products, bicycle tires and hand truck tires to the aftermarket.

Competition

There are several companies that produce not-for-highway-use or light-use tires from polyurethane foam such as Green Tire, manufactures in the UK, Carefree Tire manufactures in China, Marathon Tire manufactures in China, Custom Engineered Wheels (Spartech) and Krypton manufactures in India.  We believe our closed-cell polyurethane foam tires differ from the polyurethane foam tires offered by the above competitors because our products contain millions of closed-cell versus open-cell air bubbles.  By closing the cells, our products have higher load bearing characteristics than tire products with open-cell polyurethane foam, while effectively producing a ride quality comparable to a pneumatic tire.

In addition to manufacturers of polyurethane foam tires, we compete directly with companies that manufacture and market traditional not-for-highway-use, light-use pneumatic, semi-pneumatic, and solid tires made from rubber.  The not-for-highway use tire industry has historically been highly competitive and several of our competitors have financial resources that substantially exceed ours. In addition, many of our competitors are very large companies, such as Kenda, Taiwan, Maxxis International, Taiwan, Cheng Shin, China and Carlisle Tire, USA, that have established brand name recognition, have established distribution networks for their products, and have developed consumer loyalty to such products.

There are several companies that produce pneumatic tire fill material, such as Carpenter, Pathway Polymers and Arnco. These companies are larger than us and have established distribution networks for their products. We believe that most tire fill materials available today are petroleum-based compounds that have been shown to reduce the useful life of the tire and to pose environmental hazards.  Governments in both Europe and the United States have either passed or are considering legislation that will eventually outlaw the use or disposal of these hazardous fill materials. Our Amerifill® tire fill material is based on MDI polyurethane chemical formulations, which have been shown to be very stable and environmentally safer than the petroleum-based compounds. We have shown that Amerifill® performs better under load, runs cooler and is more durable than current comparable materials.

We have evaluated Amerifill® in the field and in side-by-side comparison testing conducted by independent test laboratories.  While our elastomer Amerifill® material is not price competitive with oil based fill products, it has significant environmental benefits compared with those products.

We know of no other companies that have the technology necessary to formulate and produce polyurethane elastomer compounds suitable for either highway or OTR tire use.  To our knowledge, no other company has produced polyurethane pneumatic and/or non-pneumatic passenger car tires that comply with FMVSS for those tires.  However, there are several domestic and international companies that produce rubber tires for highway or OTR use, most of which are larger and have greater financial resources than we do.  Significant competitors in the highway tire market include Goodyear, Bridgestone/Firestone and Michelin.  Significant competitors in the OTR tire market include Bridgestone/Firestone, Goodyear and Michelin.

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

Plies Sleeve for use in Forming an Elastomeric Tire	7,438,961	1/10/2006	Applies to the how the tire beads and tire plies are assembled prior to putting them on a mandrel or a core/bladder

Run-Flat Tire Insert System Method Apparatus for Filling a Tire and Wheel with a Closed Cell Foam	7,398,809 7,614,865	6/27/2005 11/18/2009	Applies to how to utilize an insert on a wheel within a corresponding pneumatic tire Applies to how filling a tire and wheel assembly cavity with flexible closed cell polyurethane foam

Air-No-Air Elastomeric Tire	Pending	8/12/2005	Applies to a pneumatic tire that can run with our without air

Airless Spare Tire	Pending	11/25/2005	Applies to a non-pneumatic tire

Belt For Use in Forming a Core for Manufacturing an Elastomeric Tire	Pending	4/3/2007	Applies to the belt package used in a pneumatic tire

Apparatus for Vacuum Forming a Tire, Wheel or Other Item from an Elastomeric Material	Pending	5/22/2006	Applies to an improvement in the vacuum forming equipment used to manufacture a tire and other items

Bead alignment clip and system for its use for locating and maintaining a tire bead positioning onto a core build mandrel in forming a core for manufacturing an elastomeric tire	Pending	3/9/2007	Applies to the manufacturing of a pneumatic tire that requires a tire bead for internal reinforcement
Improved alignment system for positioning tire beads onto a tire core sidewall	Pending	9/17/2007	Applies to placement of tire beads inside tire mold

Trademarks

Set forth in the schedule below are the United States trademarks that have been registered or for which a trademark application has been filed.

Trademarks	Registration/Serial #	Issued/Filed
Amerityre®	2,401,989	11/7/2000
Logo®	3,118,909	7/25/2006
Tire Technology for the 21st Century®	3,190,582	6/20/2005
Arcus®	2,908,077	12/7/2004
Atmospheric®	3,089,313	5/9/2006
Elastothane®	3,139,489	9/9/2003
Amerifill®	3,440,176	9/5/06
Flexfill™	3,499,944	9/21/07
Kik™	3,608,633	9/11/08

We also own certain trademark applications and/or trademark registrations relating to the Arcus trademark in several foreign jurisdictions.

Employees

As of August 31, 2010, we had 16 full-time employees, including 10 salaried and 6 hourly employees.  We may hire temporary labor for manufacturing needs as required.  We believe that we will be able to hire a sufficient quantity of qualified laborers in the local area to meet our employment needs.  Our manufacturing process does not require special training, other than orientation to our production techniques and specific equipment.  None of our employees is represented by a labor union or a collective bargaining agreement.  We consider our relations with our employees to be good.

Research and Development

Our research and development activities are focused primarily on the continued development of our passenger car tire technology and the use of our proprietary chemical systems (i.e. Amerifill™ and Elastothane®) for use in multiple applications as discussed above. We continue to fine tune tire products for various markets (i.e. solid-fork lift tires and cost-efficient manufacturing processes). We have also developed non-tire related applications (i.e., polyurethane foam fire retardant material) and, provided we have sufficient funding, we will continue to devote a portion of our research and development efforts outside of the tire industry.  Our research and development expenses have totaled $122,409 and $190,030 for fiscal 2010 and 2009, respectively.

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

Our financial statements have been prepared assuming that we will continue as a going concern.  For the years ended June 30, 2010 and June 30, 2009, we had net losses of approximately $1.40 million and $3.62 million, respectively.  The independent auditors’ report issued in conjunction with the financial statements for the year ended June 30, 2010 contains an explanatory paragraph indicating that the foregoing matters raise substantial doubt about our ability to continue as a going concern. We cannot guarantee that we can generate net income, increase revenues or successfully expand our operation in the future, and if we cannot do so, the company may not be able to survive and any investment in the company may be lost.

Because our auditors have expressed a going concern opinion, our ability to obtain additional financing could be adversely affected.

We have incurred significant losses since inception, which have resulted in an accumulated deficit of $56,045,951 at June 30, 2010. Because of these continued losses and our accumulated deficit, we have included a going concern paragraph in Note 5 to our financial statements included in this report, addressing substantial doubt about our ability to continue as a going concern. This going concern paragraph could adversely affect our ability to obtain favorable financing terms in the future or to obtain any additional financing if needed.

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

We have been granted several U.S. patents and have several U.S. patent applications pending relating to certain aspects of our manufacturing technology and use of polyurethane to make tires and we may seek further patents on future innovations.  Our ability to either manufacture products or license our technology is substantially dependent on the validity and enforcement of these patents and patents pending.  We cannot guarantee that our patents will not be invalidated, circumvented or challenged, that patents will be issued for our patents pending, that the rights granted under the patents will provide us competitive advantages or that our current and future patent applications will be granted.

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

Shareholders and potential investors may experience some difficulty trading our stock since it is only quoted on Nasdaq’s Over the Counter Bulletin Board.

 Our common stock is quoted on Nasdaq’s OTC Bulletin Board.  As a result, secondary trading of our shares may be subject to certain state imposed restrictions and the ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Further, our shares may be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000, excluding the value of a principal residence, or annual income exceeding $200,000 by an individual, or $300,000 together with his or her spouse), are subject to additional sales practice requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of June 30, 2010, we did not have any unresolved comments with the staff of the Securities and Exchange Commission.

ITEM 2. PROPERTIES

In June 2010, we negotiated an extension to the lease for our executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square-foot building, which includes approximately 5,500 square-feet of office space, situated on approximately 4.15 acres.  The term of the lease is 1 year expiring June 14, 2011.  The base rent is $15,000 per month.

ITEM 3. LEGAL PROCEEDINGS

As of June 30, 2010, we were not involved in any legal proceedings.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock traded on the NASDAQ Capital Market under the symbol "AMTY" through February 3, 2010. Subsequent to that date, our common stock is quoted on the NASD’s OTC Bulletin Board. The following table sets forth for the periods indicated the high and low sale prices of our common stock.  Prices represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal year ended June 30,	High	Low

2010
Fourth Quarter	$0.51	$0.31
Third Quarter	$0.72	$0.30
Second Quarter	$0.58	$0.22
First Quarter	$0.88	$0.17

2009
Fourth Quarter	$0.45	$0.22
Third Quarter	$0.41	$0.24
Second Quarter	$1.05	$0.21
First Quarter	$1.54	$1.02

The closing price of our common stock on the NASD’s OTC Bulletin Board on September 17, 2010 was $0.35 per share. As of September 28, 2010, there were approximately 500 holders of record of our common stock and  32,063,723 shares of common stock outstanding based on information provided by our transfer agent, Interwest Transfer Company, 1981 E. Murray-Holladay Road, Holladay, Utah  84117.

On September 3, 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes are for a term of one year with simple interest of 6%. The principal and interest are due at maturity if the note holders decide not to convert the note  into common shares. The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  If the holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion.  No officers, directors or affiliates of the Company participated in the private placement.  The Notes were sold pursuant to subscription documents between the Company and each investor. We believe the offer and sale of the securities described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D thereunder because the securities were sold to accredited investors in a transaction not involving a public offering.

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

ITEM 6. SELECTED FINANCIAL DATA

We are “Smaller Reporting Company” as defined under §229.10(f)(1) of Regulation S-K and are not required to provide the information required by this Item.

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

Our aggregate net revenues for the year ended June 30, 2010 and June 30, 2009 were approximately $3.70 million and $3.20 million, respectively, and our aggregate cost of revenues during those same periods was approximately $2.56 million and $2.33 million, respectively.  For the years ended June 30, 2010 and June 30, 2009, we had net losses of approximately $1.40 million and $3.62 million, respectively. During the last fiscal year, we have continued to implement cost reduction measures that have reduced our overall selling, general and administrative expenses. We expect the increase in revenues from our expanded commercialization activities coupled with our cost reductions should reduce net loss in the very near term and move us closer to profitability.

Polyurethane foam tire sales are our most significant products to date however we believe Elastothane®  is significant to our potential future growth. We are concentrating on marketing three principal product areas: low duty cycle foam tires, solid forklift tires and agricultural tires. We continue to work on developing and testing composite tires and pneumatic tires. Our most recent activities in these areas are set forth below:

Low duty foam tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and retail stores continues to account for most of our revenue at this time. We have the ability to produce a broad range of products for the low-duty cycle tire market. We are continuing our marketing efforts and expanding our product lines.

Solid tires – In July 2009, we shipped the first orders of our new line of long wearing, polyurethane forklift tires to K-2 Industrial Tire Inc. ("K-2"). K-2 has partnered with us for worldwide introduction and distribution of the Kryon(TM) brand tire line. K-2 intends to offer a complete line of press-on tires for the forklift industry with our unique, proprietary polyurethane formulations. The Kryon forklift tires are made of non-marking polyurethane, a significant advantage over non-marking rubber tires that are usually priced at a premium to regular rubber tires. Other potential commercial applications for the solid polyurethane elastomer tires include skid steer and aperture tires. At this filling date, we have sold a small number of tires for field testing purposes. The initial reports from customers show positive results in both acceptance and performance.

Tire fill – Through research and testing, we have found that our Amerifill® material is not compatible with most tire fill equipment in use today; therefore our customers must also acquire the necessary tire fill equipment to use our materials. In order to penetrate this market we have been supplying our customers with tire fill equipment at our cost. Profits from this initiative were expected to be derived from the sale of Amerifill® to our customers. Since launching this program in the spring of 2008, we have supplied a number of fill machines and some Amerifill® material. However, at this time the capital costs for equipment and competitive pricing for alternative tire fill materials have limited our ability to successfully penetrate the tire fill market.

Composite tires – We believe there are multiple applications for use of our polyurethane elastomer material as treads for new or retread tire casings. However, economic constraints have limited development and market penetration in this area.

Pneumatic tires – We continue to evaluate the properties of our tires in the laboratory and on vehicles. We have also provided prototype tires to other tire or automotive manufacturers for performance evaluations, which may include uniform tire quality grading or other performance testing and/or testing to non-U.S. safety standards. In addition, we are still working to finalize elements of the manufacturing process. We continue to explore possibilities for the construction and installation of a pilot manufacturing facility capable of demonstrating this production capability with potential strategic partners.

Factors Affecting Results of Operations

Historically, our operating expenses have exceeded our revenues resulting in net losses of approximately $1.40 million and $3.62 million in fiscal years ended June 30, 2010 and 2009, respectively. In each of these periods, our operating expenses consisted primarily of the following:

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

Valuation of Intangible Assets and Goodwill

At June 30, 2010, we had capitalized patent and trademark costs, net of accumulated amortization, totaling $576,301.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  Amortization expense for the fiscal years ended June 30, 2010 and 2009 was $33,183 and $30,041, respectively.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350). In June 2009, our management team assessed several of our pending patents and trademarks and decided to abandon several of them due to they no longer apply to our current manufacturing processes. We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable. We didn’t abandon any patent or trademark during the fiscal year 2010. We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  Per the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718), stock-based compensation expense recognized for the fiscal year ending June 30, 2010 was $74,263, related to employee stock options granted.  Stock-based compensation expense recognized for the fiscal year ending June 30, 2009 was $64,077.

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

The following summary table presents a comparison of our results of operations for the fiscal years ended June 30, 2009 and 2010 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Fiscal Year Ended June 30,		Percent Change
	2009	2010	2010 vs. 2009
	(in thousands) (in thousands)
Net revenues	$3,201	$3,699	15
Cost of revenues	$2,327	$2,561	10
Gross profit	$874	$1,137	30
Selling, general, and administrative expenses (1)	$3,586	$2,154	(40)
Research and development expenses	$190	$122	(36)
Consulting expenses	$355	$-	(100)
Depreciation and amortization expenses	$258	$265	2
Loss on sales and impairment of assets	$143	$3	(98)
Other Income	$35	$4	(88)
Net loss	$(3,624)	$(1,403)	(61)

(1)

Includes deferred compensation for employee stock options of $64,077 and $74,263 for the fiscal years ended June 30, 2009 and 2010, respectively.

Year Ended June 30, 2010 Compared to the Year Ended June 30, 2009

Net Revenues.   Sales of our closed-cell polyurethane foam products accounted for 94% of all of our sales revenue during the fiscal year ended June 30, 2010.  For the fiscal year ended June 30, 2010 we had $3,473,991 of net polyurethane foam product sales compared to $2,796,095 for 2009. Net polyurethane foam product sales for the fiscal year ended June 30, 2010 increased by $677,896, or 24%, as compared with 2009 due primarily to a higher demand in the consumer market. Our number of product units sold to our original equipment manufacturer, retail chain and distributor customers increased by 23% over the fiscal year ended June 30, 2009. During the fiscal year ended June 30, 2010, we had $32,485 and $18,506 of returns of our products and trade discounts, respectively, compared to $55,937 and $11,709, respectively, for the fiscal year ended June 30, 2009. During the fiscal year ended June 30, 2010, we had no revenues derived from licensing fees, compared to $33,333 of revenues derived from licensing fees, or 1% of total net revenues for the fiscal year ended June 30, 2009. Also, during the fiscal year ended June 30, 2010, we had $224,838 of revenues derived from sales of tool and equipment, or 6% of total net revenues, compared to $372,161 of revenues derived from sales of tool and equipment, or 12% of total net revenues for the fiscal year ended June 30, 2009.

Cost of Revenues.  For the fiscal year ended June 30, 2010, our cost of revenues related to our closed-cell polyurethane foam products increased 19%, compared to 2009 due to increase in product sales. For the fiscal year ended June 30, 2010 we had $2,373,777 of cost of revenues related to our closed-cell polyurethane foam products compared to $1,994,930 for 2009. We have revised the selling prices for our products at the beginning of the 2011 fiscal year to adjust for raw material increases to our customers. We believe that our product sales margin can continue to improve as our increased sales efforts generate additional product orders to take further advantage of manufacturing efficiencies. We believe we currently have sufficient foam product manufacturing equipment and employees to put into affect a substantial increase in production without incurring proportionately equivalent increases in labor costs or manufacturing equipment overheads.

Gross Profit.  For the fiscal year ended June 30, 2010, we had $1,137,465 of total gross profit compared to $874,147 for 2009.  The gross profit related to our closed-cell polyurethane foam products represents $1,100,214, or 97%, of the total gross profit. The additional gross profit of $37,251 resulted from equipment sales. Gross profit for the fiscal year ended June 30, 2010 increased by $263,317, or 30%, as compared with 2009 due primarily to an increase in products sales. Our gross profit margin increased to 31% in 2010 from 27% in 2009 due primarily to better purchase pricing with our foam products.  For the fiscal year ending June 30, 2011, we believe that increased product lines coupled with an improving consumer market should enable us to increase our product and equipment sales while maintaining the gross margin we experienced during the fiscal year ended June 30, 2011.

Selling, General, and Administrative Expenses.  For the fiscal year ended June 30, 2010, we had $2,153,971 of SG&A expenses, including the amortization of deferred compensation, compared to $3,586,412 for 2009.  As we focused our commercialization efforts, our SG&A for the fiscal year ended June 30, 2010 decreased by $1,432,441 or 40%, as compared with 2009 due primarily to decreased expenses in the following areas:

-  Approximately $290,000 in payroll and payroll taxes;

-  Approximately $39,000 in sales and marketing expenses;

-  Approximately $222,000 in professional fees;

-  Approximately $260,000 in office related expenses;

-  Approximately $91,000 in facilities related expenses;

-  Approximately $157,000 in insurance expenses; and

-  Approximately $33,000 in director fees and expenses.

-  Approximately $25,000 in non-sales travel expenses.

In addition to the SG&A expenses listed above, we had deferred compensation, which is primarily related to the grant of options to our employees for the purchase of restricted stock.  We amortized $74,263 of deferred compensation for the fiscal year ended June 30, 2010 compared to $64,077 for the fiscal year ended June 30, 2009.

Research and Development Expenses.  For the fiscal year ended June 30, 2010 we had $122,409 of research and development expenses compared to $190,030 for 2009. Our research and development expenses for the fiscal year ended June 30, 2009 decreased by $67,621, or 36%, as compared with 2009 due primarily to us not having to make significant cash investments in research and development tooling and equipment. Although we will continue to identify and pursue additional applications for our polyurethane technology outside the tire industry, we expect research and development expenses to decrease during the fiscal year ending June 30, 2011.

Consulting Expenses.  For the fiscal year ended June 30, 2010, we had no consulting expenses compared to $355,209 for 2009.  The decrease in our consulting expenses for the current period is due to end of the contract with our former Chief Executive Officer and our former Chief Chemical System Formulator.

Depreciation and Amortization Expenses.  For the fiscal year ended June 30, 2010, we had $264,793 of depreciation and amortization expenses compared to $258,311 for 2009.  Our depreciation and amortization expenses for the fiscal year ended June 30, 2010 increased by $6,482, or 2%, as compared with 2009 due primarily to no longer expensing fully depreciated assets, partially offset by the depreciation expense for newly acquired assets during the period.

Net Loss.  For the fiscal year ended June 30, 2010, we had a net loss of $1,402,731 compared to a net loss of $3,623,899 for 2009.  Our net loss for the fiscal year ended June 30, 2010 decreased by $2,221,168 as compared with 2009 due primarily to the reduction in payroll and payroll taxes, sales and marketing, research and development, and other general and administrative expenses.

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

Cash Flows

The following table sets forth our consolidated cash flows for the fiscal years ended June 30, 2009 and 2010.

	Years ended June 30,
	2009	2010
	(in thousands)
Net cash used by operating activities	$(2,374)	$(808)
Net cash used in investing activities	(90)	(89)
Net cash provided by financing activities	791	932
Net (decrease) increase in cash and cash equivalents during period	$(1,673)	$35

Net Cash Used By Operating Activities.  Our primary sources of operating cash in fiscal 2010 were receipts from our customers and cash provided by financing activities.  Our primary uses of operating cash are payments made to our vendors, employees and technical consultants. Net cash used by operating activities was $807,748 for the fiscal year ended June 30, 2010 compared to $2,373,851 for the fiscal year ended June 30, 2009.  The decrease in cash used in operating activities is due primarily to a large decrease in inventory, accounts receivable, and other assets (deposits on equipment and project in process), offset by a large increase in accounts payable. Non-cash items include depreciation and amortization and the issuance of common stock and stock options for services and employee compensation.  Our net loss was $1,402,731 for the year ended June 30, 2010 compared to a net loss of $3,623,899 for the year ended June 30, 2009.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $89,288 for the fiscal year ended June 30, 2010 and $89,659 for the fiscal year ended June 30, 2009. Our primary use of investing cash for the fiscal year ended June 30, 2010 was $7,710 for patents and trademarks and $81,578 for property and equipment. Our primary use of investing cash for the fiscal year ended June 30, 2009 was $52,303 for patents and trademarks and $37,356 for property and equipment.

Net Cash Provided by Financing Activities.  For the fiscal year ended June 30, 2010 our financing activities provided net cash of $932,224. Our primary source of cash for the fiscal year ended June 30, 2010 was $757,499 obtained from the sale of common stock, $150,000 obtained from the cash received from a convertible note, $24,725 obtained from payments on note receivable, and receipts from customers. For the fiscal year ended June 30, 2009 our financing activities provided net cash of $790,952. Our primary source of cash for the fiscal year ended June 30, 2009 was $494,567 obtained from the sale of common stock, $310,000 obtained from related party convertible notes payable against our receivables, and receipts from customers.

In September 2009, we completed the private placement of our securities at a price of $0.21 per share. We sold an aggregate of 2,416,664 shares of our common stock and received net proceeds of $507,500.   We also received an aggregate loan of $150,000 under a credit agreement with a partnership.  The members of the partnership elected to immediately convert the funds loaned into stock per the credit agreement and, accordingly, we issued an aggregate of 714,285 shares of our common stock in full satisfaction of the loan.  In addition, in March and April 2010, we received a total of $250,000 in proceeds from a private placement. We sold an aggregate of 666,666 shares of our common stock and received net proceeds of $250,000.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at June 30, 2010.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$180,000	$180,000	$—	$—	$—

Total contractual cash obligations	$180,000	$180,000	$—	$—	$—

(1)  In June 2010, we negotiated an extension of the lease for our executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square-foot building, which includes approximately 5,500 square-feet of office space, situated on approximately 4.15 acres.  The monthly base rent is $15,000 and the lease agreement has a term of one year starting on June 15, 2010.

Cash Position, Outstanding Indebtedness, and Future Capital Requirements

Our total indebtedness at June 30, 2010 was $602,577 and our total cash and cash equivalents was $63,822, none of which is restricted. Our total indebtedness at June 30, 2010 includes $298,393 in accounts payable and $304,184 in accrued expenses. We have no long-term liabilities.

In an effort to increase revenues, we have recently expanded our product lines and begun the sale of solid polyurethane elastomer tires. In the past, we offered aggressive sales projections based on our assessment of our planned sales initiatives. Despite the overall downturn experienced in both the U.S. and international economies over the past several quarters, we believe the revenues reported for the fiscal year ended June 30, 2010 are only beginning to reflect our progress toward our sales projections, which we anticipate will become more apparent during the next fiscal year. In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain additional financing or capital sources, to meet our financing requirements, and ultimately to achieve profitable operations.

Although we believe that we will successfully implement our business plan to provide for additional revenues to offset operating costs, management cannot give any assurances that it will be able to do so or that we will ever operate profitably.  Our business plan assumes, among other items, that our revenues will increase from the sale of the new product lines, our raw materials expenses may increase, and our expenses from operations will decrease due to the cost reduction measures already implemented.

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $56,045,951 at June 30, 2010 which raises substantial doubt about our ability to continue as a going concern (See Note 5 to the attached financial statements). The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

We have taken certain steps to reduce our operating and financial requirements while expanding our revenues in an effort to enable us to continue as a going concern until such time that revenues are sufficient to cover expenses, including: (1) we implemented numerous cost reduction measures, including reduced officer and board compensation, over the last seven months of the 2009 fiscal year that remained in effect through fiscal 2010. We intend to continue to reduce our overall selling, general and administrative expenses wherever possible throughout the 2010 fiscal year; (2) we continue to monitor and revise the selling prices for our products to adjust for raw material increases; (3) we have focused our primary sales and marketing efforts on two product areas with products already in production, low duty cycle foam tires and solid tires and expect to continue to increase sales in both product areas during the 2011 fiscal year.  We expect the increase in revenues from the expanded sales activity should reduce net loss in the near term and move us closer to profitability.

To supplement our cash needs during the 2011 fiscal year, on September 3, 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.

In connection with the preparation of our financial statements for the year ended June 30, 2010, we have analyzed our cash needs for fiscal 2011. Based on this analysis, we concluded that our available cash, including the cash raised in the September 2010 private placement of convertible promissory notes, should be sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for fiscal 2011. We may also issue common stock in lieu of cash as compensation for certain employment, development, and other professional services. However we believe we may need additional capital if our sales revenues do not meet our expectations. In any case, we will most likely need additional capital to fully implement our business plans.

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

We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we believe that, as of June 30, 2010, our system of internal control over financial reporting was effective.

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

Amerityre Corporation

September 28, 2010

By:

/s/ Michael Kapral

Michael Kapral

Chief Executive Officer

/s/ Anders A. Suarez

Anders A. Suarez

Chief Financial Officer

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our proxy statement related to our 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than October 28, 2010 (120 days after the end of the fiscal year covered by this Annual Report on Form 10-K).

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

Dated:  September 28, 2010

AMERITYRE CORPORATION

By: /s/Michael Kapral Michael Kapral Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of September 2010.

/s/ Michael Kapral Michael Kapral Chief Executive Officer (Principal Executive Officer)	/s/Anders A. Suarez Anders A. Suarez Chief Financial Officer (Principal Financial Officer)

/s/Louis M. Haynie Louis M. Haynie Chairman of the Board of Directors	/s/Henry D. Moyle Henry D. Moyle Director

/s/Frank Dosal Frank Dosal Director	/s/Silas O. Kines Silas O. Kines Director

/s/Steve M. Hanni Steve M. Hanni Director	/s/Gary Tucker Gary Tucker Director

/s/Timothy Ryan Timothy Ryan Director

0

AMERITYRE CORPORATION

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets as of June 30, 2010 and 2009

F-3

Statements of Operations for the years ended June 30, 2010 and 2009

F-5

Statements of Stockholders' Equity for the years ended June 30, 2010 and 2009

F-6

Statements of Cash Flows for the years ended June 30, 2010 and 2009

F-9

Notes to Financial Statements

F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Amerityre Corporation

Boulder City, Nevada

We have audited the accompanying balance sheets of Amerityre Corporation as of June 30, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerityre Corporation as of June 30, 2010 and 2009 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Amerityre Corporation’s internal controls over financial reporting as of June 30, 2010, including in the accompanying 10-K and, accordingly, we do not express an opinion thereon.

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

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

September 28, 2010

AMERITYRE CORPORATION
Balance Sheets

ASSETS	June 30, 2010	June 30, 2009
CURRENT ASSETS

Cash and cash equivalents	$63,822	$28,634
Accounts receivable – net	470,173	480,433
Inventory	583,228	642,087
Deposit on equipment	-	89,721
Prepaid and other current assets	26,661	28,486

Total Current Assets	1,143,884	1,269,361

PROPERTY AND EQUIPMENT

Leasehold improvements	162,683	162,683
Molds and models	577,630	536,345
Equipment	2,938,588	2,901,413
Furniture and fixtures	100,142	100,142
Software	286,046	286,046
Less – accumulated depreciation	(3,289,881)	(3,058,271)

Total Property and Equipment	775,208	928,358

OTHER ASSETS

Patents and trademarks – net	576,301	601,774
Deposits	36,000	71,568

Total Other Assets	612,301	673,342

TOTAL ASSETS	$2,531,393	$2,871,061

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2010	June 30, 2009

CURRENT LIABILITIES

Accounts payable	$298,393	$464,309
Related party convertible notes	-	310,000
Accrued expenses	304,184	247,554
Deferred revenue – special projects	-	6,787

Total Current Liabilities	602,577	1,028,650

TOTAL LIABILITIES	602,577	1,028,650

COMMITMENTS AND CONTINENCIES (NOTE 2)

STOCKHOLDERS’ EQUITY

Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 shares authorized of $0.001 par value, 31,819,385 and 26,233,644 shares issued and outstanding, respectively	31,817	26,231
Additional paid-in capital	58,339,478	56,897,606
Accrued interest on notes receivable	(1,461)	-
Notes receivable	(395,067)	(438,206)
Retained deficit	(56,045,951)	(54,643,220)

Total Stockholders’ Equity	1,928,816	1,842,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,531,393	$2,871,061

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statement of Operations

	For the Years Ended June 30,
	2010	2009

NET REVENUES
Products	$3,473,991	$2,796,095
Licenses	-	33,333
Equipment	224,838	372,161

Total Net Revenues	3,698,829	3,201,589

COST OF REVENUES
Products	2,373,777	1,994,930
Equipment	187,587	332,512

Total Cost of Revenues	2,561,364	2,327,442

GROSS PROFIT	1,137,465	874,147

EXPENSES
Consulting	-	355,209
Depreciation and amortization	264,793	258,311
Research and development	122,409	190,030
Loss on sale or impairment of assets	3,118	143,180
Selling, general and administrative	2,153,971	3,586,412

Total Expenses	2,544,291	4,533,142

LOSS FROM OPERATIONS	(1,406,826)	(3,658,995)

OTHER INCOME
Interest income	19,089	38,571
Miscellaneous income and expenses	(14,994)	(3,475)

Total Other Income	4,095	35,096

NET LOSS	$(1,402,731)	$(3,623,899)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.15)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	30,035,266	24,520,938

AMERITYRE CORPORATION Statements of Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Notes Receivable	Accrued Interest	Prepaid with Common Stock	Accumulated Deficit
	Shares	Amount
Balance, June 30, 2008	23,429,595	$23,427	$56,275,163	$(399,329)	$(25,480)	$(33,331)	$(51,019,321)

Common stock issued for services at prices ranging from $0.30 to $4.04 per share	35,000	35	103,965	-	-	-	-

Cancellation of stock issued for services	(25,000)	(25)	25	-	-	-	-

Common stock issued for cash at $0.25 per share	1,963,200	1,963	488,840	-	-	-	-

Common stock issued for cash to affiliates at $0.29 per share	100,620	101	29,462	-	-	-	-

Common stock issued for cash-less exercise of warrants	686,479	686	(686)	-	-	-	-

Common stock issued for board compensation at $0.40 per share	43,750	44	17,456	-	-	-	-

Reversal of previously recorded stock based compensation	-	-	(84,902)	-	-	-	-

Accrued interest on note receivable	-	-	-	-	(14,693)	-	-

Restructure of related party note receivable	-	-	-	(40,173)	40,173	-	-

Accrued stock based compensation	-	-	30,333	-	-	-	-

Accrued interest on note receivable	-	-	-	-	(11,216)	-	-

Payment on note receivable and accrued interest	-	-	-	1,296	11,216	-	-

Stock offering costs	-	-	(26,127)	-	-	-	-

Stock based compensation-employee options	-	-	64,077	-	-	-	-

Amortization of prepaid expenses	-	-	-	-	-	33,331	-

Net loss for the year ended June 30, 2009	-	-	-	-	-	-	(3,623,899)
Balance, June 30, 2009	26,233,644	$26,231	$56,897,606	$(438,206)	$-	$-	$(54,643,220)

AMERITYRE CORPORATION Statements of Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Notes Receivable	Accrued Interest	Prepaid with Common Stock	Accumulated Deficit
	Shares	Amount
Balance, June 30, 2009	26,233,644	$26,231	$56,897,606	$(438,206)	$-	$-	$(54,643,220)

Common stock issued for services at $0.21 per share	300,000	300	62,700	-	-	-	-

Common stock issued for accrued board compensation	131,250	131	22,035	-	-	-	-

Common stock issued for legal services at $0.25 per share	28,000	28	6,972	-	-	-	-

Common stock for cash at $0.21 per share	2,416,664	2,417	505,083	-	-	-	-
Common stock issued for note payable at $0.21 per share	714,285	714	149,286	-	-	-	-

Common stock issued for services at $0.42 per share	30,952	31	12,969	-	-	-	-

Common stock issued in conversion of notes payable at $0.27 per share	1,151,094	1,151	309,645	-	-	-	-

Common stock issued for services at $0.31 per share	25,806	26	7,974	-	-	-	-

Common stock issued to a director for extraordinary services at $0.35 per share	40,000	40	13,960	-	-	-	-

Common stock issued for cash at $0.375 per share	666,666	667	249,333	-	-	-	-

Common stock issued for board comp. at $0.29 per share	131,024	131	37,869	-	-	-	-

Accrued interest on note receivable	-	-	-	-	(19,089)	-	-

Payment on note receivable and accrued interest	(50,000)	(50)	(26,050)	43,138	17,628	-	-

Stock based compensation-employee options	-	-	74,263	-	-	-	-

Accrued stock based compensation	-	-	15,833	-	-	-	-

Net loss for the year ended June 30, 2010	-	-	-	-	-	-	(1,402,731)
Balance, June 30, 2010	31,819,385	$31,817	$58,339,478	$(395,068)	$(1,461)	$-	$(56,045,951)

AMERITYRE CORPORATION
Statements of Cash Flows

	For the Years Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,402,731)	$(3,623,899)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	264,793	258,311
Allowance for doubtful accounts	(41,650)	284,714
Loss on sale or impairment of assets	3,118	143,180
Common stock issued/accrued for services	118,000	147,300
Accrued stock based compensation	63,000	30,333
Reversal of previously recorded stock based compensation	-	(84,902)
Stock-based compensation expense related to employee options	74,263	64,077
Amortization of expense prepaid w/ common stock	-	33,331
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	51,911	(270,457)
Decrease in prepaid and other current assets	1,825	57,326
Decrease in other assets	125,289	49,902
(Increase) in accrued interest	(1,461)	(25,909)
Decrease in inventory and change in inventory reserve	58,859	177,315
(Decrease) Increase in accounts payable and accrued expenses	(122,964)	385,527
Net Cash Used by Operating Activities	(807,748)	(2,373,851)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(7,710)	(52,303)
Purchase of property and equipment	(81,578)	(37,356)
Net Cash Used by Investing Activities	(89,288)	(89,659)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants	757,499	494,567
Stock offering cost paid	-	(26,127)
Cash received on note receivable	24,725	12,512
Cash received on convertible notes payable	150,000	310,000
Net Cash Provided by Financing Activities	932,224	790,952

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	35,188	(1,672,557)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	28,634	1,701,191
CASH AND CASH EQUIVALENTS AT END OF YEAR	$63,822	$28,634
The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows

	For the Years Ended June 30,
	2010	2009
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Related party interest payment	$33,716	$-
Income taxes	$-	$-

NON-CASH OPERATING ACTIVITIES
Common stock issued for services rendered	$118,000	$147,300
Stock-based compensation expense related to employee options	$74,263	$64,077

NON-CASH INVESTING/ FINANCING ACTIVITIES
Accrued interest converted to note receivable	$-	$40,173
Return of common stock for note payment	$26,100	$-
The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2010 and 2009

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

d. Basic and Fully Diluted Net Loss Per Share

Basis and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	2010	2009
Loss (numerator)	$(1,402,731)	$(3,623,899)
Shares (denominator)	30,035,266	24,520,938
Per share amount	$(0.05)	$(0.15)

The Company’s outstanding stock options and warrants have been excluded from the basic net loss per share calculation. The Company excluded 844,780 and 4,679,780 common stock equivalents for the years ended June 30, 2010 and 2009, respectively because they are anti-dilutive.

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

June 30, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Net deferred tax assets consist of the following components as of June 30, 2010 and 2009:

	2010	2009
Deferred tax assets:
NOL Carryover	$17,118,518	$16,694,746
Contribution Carryover	68	68
Deferred Revenue	24,375	2,647
Allowance for Doubtful Accounts	92,574	108,818
Related Party Accruals	-	6,146
Accrued Compensation	58,500	58,500
Inventory Reserve	17,782	16,521
R & D Carryover	195,374	195,374
Deferred tax liabilities
Depreciation	(140,375)	(162,426)
Valuation allowance	(17,366,816)	(16,920,394)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2010 and 2009 due to the following:

		2010	2009
Book Income		$(547,065)	$(1,413,321)
Depreciation		21,292	-
Meals & Entertainment		1,920	3,698
Stock for Services		99,553	107,266
Related party expenses		(6,146)	-
Deferred Revenue		21,728	-
Inventory Reserve		1,261	-
Receivable reserve		(16,244)	-
Loss on Asset Disposal		(71)	193
Valuation allowance		423,772	1,302,164
	$		$-

At June 30, 2010, the Company had net operating loss carryforwards of approximately $43,893,600 that may be offset against future taxable income from the year 2010 through 2030. No tax benefit has been reported in the June 30, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740.

The Company files income tax returns in the U.S. federal jurisdiction, and in Utah.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

We adopted the provisions of Accounting Standards Codification 740, Income Taxes (ASC 740), on January 1, 2007. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of June 30, 2010 the Company had no accrued interest or penalties related to uncertain tax positions.

g. Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs. The inventory consists of chemicals, finished goods produced in the Company’s plant and products purchased for resale.

	2010	2009
Raw Materials	$119,568	$191,384
Finished Goods	463,660	450,703
Total Inventory	$583,228	$642,087

We had an inventory reserve amount of $45,595 and $42,362 recorded as of June 30, 2010 and 2009, respectively, for items that have a slow turnover ratio.

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

Depreciation expense for the years ended June 30, 2010 and 2009 was $231,610 and $228,270, respectively.

i. Revenue Recognition

Revenue for products is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Generally, we ship all of our products FOB origination. License fee revenue is recognized as earned, and no revenue is recognized until the inception of the license term.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Patents and Trademarks

Patent and trademark costs have been capitalized at June 30, 2010, totaling $746,775 with accumulated amortization of $170,474 for a net book value of $576,301. Patent and trademark costs capitalized at June 30, 2009 totaled $739,065 with accumulated amortization of $137,291 for a net book value of $601,774. The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not being amortized. Amortization will begin once the patents have been issued. Amortization expense for the years ended June 30, 2010 and 2009 was $33,183 and $30,041 respectively. The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350). Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected, undiscounted cash flows.

In June 2010, our management team continues to assess several of our pending patents and trademarks to decide if they still apply to our current manufacturing processes. Included in the total patent and trademark costs are $240,867 of patent and trademark costs pending that are not currently being amortized.

j. Patents and Trademarks (continued)

The estimated amortization expense, based on current intangible balances, for the next five fiscal years beginning July 1, 2010 is as follows:

2011	$26,855
2012	$29,278
2013	$29,166
2014	$28,099
2015	$27,838

k. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended June 30, 2010 and 2009 was $26,394 and $24,893, respectively.

l. Stock Based-Compensation Expense

Since July 2005, we account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718), formerly SFAS 123(R). Our financial statements as of and for the fiscal years ended June 30, 2010 and 2009 reflect the impact of ASC

718. Stock-based compensation expense recognized under ASC 718 for the fiscal years ended June 30,

2010 and 2009 was $74,263 and $68,840, respectively, related to employee stock options issued during the respective periods.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for fiscal years ended June 30, 2009 and 2010 assume all awards will vest, therefore no reduction has been made for estimated forfeitures.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2010 and 2009

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

n. Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales.

o.

Trade Receivables

We generally charge-off trade receivables that are more than 120 days outstanding as bad-debt expense, unless management believes the amount to be collectable. The charge-off amounts are included in selling, general and administrative expenses.  During the fiscal year ended June 30, 2010, we recovered a portion of a bad debt expense previously accounted as uncollectable producing a bad debt recovery for the period. For the fiscal year ended June 30, 2010, our bad debt recovery was $17,103. For the fiscal year ended June 30 2009, our bad debt expense was $284,714.

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

We have one customer who accounted for 26% and 20% of our sales for the years ended June 30, 2010 and 2009, respectively.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

s. Sales Tax

In accordance with FASB ASC 605-45, formerly EITF Issue No. 06-3, How Taxes Collected From Customers and Remitted to Government Authorities Should be Presented in the Income Statement, the Company accounts for sales taxes and value added taxes imposed on its good and services on a net basis in the consolidated statement of operations.

t. Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

NOTE 2 – COMMITMENTS AND CONTINGENCIES

In June 2010, we negotiated an extension on our lease for our executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square-foot building, which includes approximately 5,500 square-feet of office space, situated on approximately 4.15 acres.  The term of the lease is 1 year expiring June 14, 2011.  The base rent is $15,000 per month. Our overall obligation amounts to $180,000 for the fiscal year 2011.

Effective April 24, 2009, the Company’s board of directors terminated the employment agreement between the Company and its President and Chief Executive Officer, Gary N. Benninger. Mr. Benninger’s employment agreement had an expiration date of August 31, 2009. Mr. Benninger’s employment agreement provided for termination payments and related accrued benefits, which amount and time frame for payment are currently subject to negotiation between the Company and Mr. Benninger.

In addition, in April 2009, the Company terminated the consulting agreements between the Company and Richard A. Steinke and Manuel (Manny) Chacon, who had been providing the Company with technology development and chemical formulating services, respectively. Each consulting agreement had an expiration date of August 31, 2009. The consulting agreements did not have a provision for early termination.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2010 and 2009

NOTE 3 – STOCK TRANSACTIONS

During the year ended June 30, 2010, the Company had the following stock transactions:

During July 2009, we issued an aggregate of 300,000 shares (100,000 shares each) of our restricted common stock to our management team as partial compensation for their services. The aggregate value of the shares was $63,000, based on the closing price of $0.21 per share.

During August 2009, we issued an aggregate of 37,500 shares (7,500 shares each) of our restricted common stock to our non-employee directors as partial compensation for their services as members of our board of directors for the period commencing March 1, 2009 through May 31, 2009. The aggregate value of the shares was $15,000, based on the closing price of $0.40 per share, on the date the shares were approved to be issued during December 2008. We also issued 6,250 shares of our restricted common stock to the Chairman of our audit committee as partial compensation for his services as Chairman for the period commencing March 1, 2009 through May 31, 2009. The value of the shares was $2,500, based on the closing price of $0.40 per share, on the date the shares were approved to be issued during December 2008.

During August 2009, we issued 28,000 shares of our restricted common stock to our outside legal counsel as partial compensation for prepaid legal services. The value of the shares was $7,000, based on the closing price of $0.25 per share. The $7,000 was amortized over a seven month period, at $1,000 per month, as services were provided.

During September 2009, we completed a private placement of our securities at a price of $0.21 per share. We sold an aggregate of 2,416,664 shares and received net proceeds of $507,500 in the private placement.

During September 2009, we issued 1,151,094 shares of our restricted common stock to our board members, Henry Moyle and Frank Dosal, as payment of notes payable plus accrued interest. The value of shares was $310,796, based on a conversion price of $0.27 per share.

During October 2009, we issued an aggregate of 714,285 shares to the members of the Clean Green Partnership, a partnership that included board members Louis Haynie and Henry Moyle, in full satisfaction of a $150,000 loan.

During October 2009, we issued 30,952 shares of an outside consultant as partial compensation for his assistance on research and development services. The value of the shares was $13,000, based on the closing price of $0.42 per share.

During October 2009, we issued an aggregate of 37,500 shares (7,500 shares each) of our restricted common stock to our non-employee directors as partial compensation for their services as members of our board of directors for the period commencing June 1, 2009 through August 31, 2009. The aggregate value of the shares was $15,000, based on the closing price of $0.40 per share, on the date the shares were approved to be issued during December 2008. We also issued 6,250 shares of our restricted common stock to the Chairman of our audit committee as partial compensation for his services as Chairman for the period commencing June 1, 2009 through August 31, 2009. The value of the shares was $2,500, based on the closing price of $0.40 per share, on the date the shares were approved to be issued during December 2008.

During January 2010 we issued an aggregate of 37,500 shares (7,500 shares each) of our restricted common stock to our directors as compensation for their services as members of our board of directors for the period commencing September 1, 2009 through November 30, 2009. The aggregate value of the shares was $15,000, based on the closing price of $0.40 per share, the date the shares were approved to be issued during December 2008. We also issued 6,250 shares of our restricted common stock to the Chairman of our audit committee as partial compensation for his services as Chairman for the period commencing September 1, 2009 through November 30, 2009. The value of the shares was $2,500, based on the closing price of $0.40 per share, on the date the shares were approved to be issued during December 2008.

During January 2010, we issued 25,806 shares of common stock to an outside consultant, valued at $0.31 per share or $8,000, in payment of research and development services.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2010 and 2009

NOTE 3 – STOCK TRANSACTIONS (Continued)

During January 2010, we issued 40,000 shares of common stock to a director as compensation for extraordinary services performed on our behalf. The value of the shares was $14,000, based of the closing price of $0.35 per share.

During April 2010, we issued an aggregate of 51,720 shares (10,344 shares each) of our restricted common stock to our directors as compensation for their services as members of our board of directors for the period commencing December 1, 2009 through February 28, 2010. The aggregate value of the shares was $15,000, based on the closing price of $0.29 per share, the date the shares were approved to be issued during December 2009. We also issued 8,620 shares of our restricted common stock to the Chairman of our audit committee as partial compensation for his services as Chairman for the period commencing December 1, 2009 through February 28, 2010. The value of the shares was $2,500, based on the closing price of $0.29 per share, on the date the shares were approved to be issued during December 2009.

During April 2010, we completed a private placement of our securities at a price of $0.375 per share. We sold an aggregate of 666,666 shares and received net proceeds of $250,000 in the private placement.

During June 2010, we issued an aggregate of 51,720 shares (10,344 shares each) of our restricted common stock to our directors as compensation for their services as members of our board of directors for the period commencing March 1, 2010 through May 31, 2010. The aggregate value of the shares was $15,000, based on the closing price of $0.29 per share, the date the shares were approved to be issued during December 2009. We also issued 8,620 shares of our restricted common stock to the Chairman of our audit committee as partial compensation for his services as Chairman for the period commencing March 1, 2010 through May 31, 2010c. The value of the shares was $2,500, based on the closing price of $0.29 per share, on the date the shares were approved to be issued during December 2009.

During the fiscal year ended June 30, 2010 we received 50,000 shares of our restricted common stock as part of the monthly installment payment related to our note receivable. The shares were returned to the company for cancellation and included in the company authorized and unissued shares.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2010 and 2009

NOTE 4 – STOCK OPTIONS AND WARRANTS

General Option Information

During the fiscal years ended June 30, 2010 and June 30, 2009, we did not issue any options.

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

	2010	2009
Risk free interest rate	N/A	N/A
Expected life	N/A	N/A
Expected volatility	N/A	N/A
Dividend yield	N/A	N/A

A summary of the status of our outstanding stock options as of June 30, 2010 and June 30, 2009 and changes during the periods then ended is presented below:

	June 30, 2010		June 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	4,060,000	$ 6.48	4,260,000	$ 6.34
Granted	-	-	-	-
Expired/Cancelled	(3,735,000)	$ 6.79	(200,000)	$ 3.48
Exercised	-	-	-	-
Outstanding end of period	325,000	$ 2.54	4,060,000	$ 6.48
Exercisable	250,000	$ 2.74	3,910,000	$ 6.66

The following table summarizes the range of outstanding and exercisable options as of June 30, 2010:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price
$1.79	150,000	2.87	$1.79	100,000	$1.79
2.02	75,000	2.75	2.02	50,000	2.02
4.04	100,000	2.12	4.04	100,000	4.04
$1.79-$4.04	325,000	2.54	2.61	250,000	2.61

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2010 and 2009

NOTE 4 – STOCK OPTIONS AND WARRANTS (Continued)

As of June 30, 2010, the unrecognized stock-based compensation related to stock options was approximately $67,501. This cost is expected to be expensed over the next year.

The following table summarizes outstanding warrants to purchase our common stock at June 30, 2010:

Number of Warrants Outstanding at June 30, 2010	Expiration Date	Exercise Price

103,825	2/1/2011	$5.50
515,955	2/11/2011	$0.50

NOTE 5 - GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $56,045,951 at June 30, 2010 which raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

We have taken certain steps to reduce our operating and financial requirements while expanding our revenues in an effort to enable us to continue as a going concern until such time that revenues are sufficient to cover expenses, including: (1) we implemented numerous cost reduction measures, including reduced officer and board compensation, beginning in 2009 fiscal year. We continue to reduce our overall selling, general and administrative expenses throughout the 2011 fiscal year; (2) we continue to revise the selling prices for our products to adjust for raw material increases to our customers; (3) we re-focused our sales and marketing efforts on two product areas with products already in production, low duty cycle foam tires and solid tires and expect to continue to expand sales in both product areas during the 2011 fiscal year.  We expect the increase in revenues from the expanded commercialization activities should reduce net loss in the near term and move us closer to profitability.

To supplement our cash needs during the 2011 fiscal year, on September 3, 2010, we completed a private placement of convertible promissory notes for aggregate proceeds of approximately $755,800.  In connection with the preparation of our financial statements for the year ended June 30, 2010, we have analyzed our cash needs for fiscal 2011. Based on this analysis, we concluded that our available cash, including the cash raised in the private placement, should be sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for fiscal 2011. We may also issue common stock in lieu of cash as compensation for certain employment, development, and other professional services. However we believe we may need additional capital if our sales revenues do not meet our expectations. In any case, we will most likely need additional capital to fully implement our business plans. If necessary, we may seek to raise additional capital through the issuance of debt or equity securities. Our ability to obtain financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described above, and attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2010 and 2009

NOTE 6 – NOTE RECEIVABLE

In June 2007, we issued 200,000 shares of common stock in connection with the exercise of 200,000 options at an exercise price of $4.00 per share for aggregate proceeds of $200,000 in cash and an additional two (2) notes in the amount of $300,000 each. The notes were payable in equal annual installments over a 3 year period and bear interest at 8.5% per annum.  In December 2008, the original notes were replaced with a single note in the amount of $439,502. The note was payable in four (4) equal installments and bear interest of 4.5% per annum, together with accrued interest, commencing on November 30, 2009. A forbearance agreement, signed in December 2009, modified the November 30, 2009 payment to include the payment of unpaid interest plus monthly installments of $7,500 through October 2010 with a balance payment of $27,500 plus accrued interest due on November 1, 2010. The remaining balance due on the note is scheduled to be repaid in 3 annual installments commencing on November 30, 2010. This note receivable has been included in the stockholders’ equity section until the shares issued have been paid in full. The note has a provision that allows the note holder to make installment payments in cash or common shares of Amerityre in lieu of cash. During the fiscal year ended June 30, 2010, we received 50,000 shares in lieu of cash as part of the monthly note installment.

NOTE 7 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

On April 1, 2009, we entered into a credit agreement under which we could receive loans up to an aggregate of $500,000.  Loans under the agreement are made as advances against our accounts receivable, are subject to interest of 2% per month, are secured by our accounts receivable, and are due monthly subject to renewal by the lender.  On June 3, 2009, we agreed to an amendment to the agreement adding a right, at the lender’s discretion, to convert outstanding loan principal and interest to common stock at a conversion price of $0.27 per share, the closing market price on June 2, 2009.  During September 2009, the related parties made the election to convert the note payable to common stock. We issued 1,151,094 shares of our restricted common stock to our board members, Henry Moyle and Frank Dosal, as payment on these convertible notes payable. The value of the shares was $310,795, based on a conversion price of $0.27 per share.

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

NOTE 8 – SUBSEQUENT EVENTS

In July 2010, we issued 25,000 shares of common stock to a director as compensation for extraordinary services performed on our behalf.

In July 2010, the Compensation Committee and the Board of Directors approved the grant of stock option awards to our Chief Executive Office, Michael Kapral (200,000), our Chief Financial Officer, Anders Suarez (100,000), our Chief Operating Officer, James Moore (100,000), and our Chemical Technician, Stephen Harold (50,000). The options are subject to vesting provisions such that ½ of the options are to vest only upon realization of the first profitable fiscal quarter (without including the expense related to the issuance of the options), with the remaining ½ vesting upon realization of a minimum cumulative profit (4 consecutive profitable fiscal quarters) of $500,000.  The vesting is also contingent on continuing employment. The options are exercisable for three years at an exercise price of $0.50 per share.

In July 2010, the Board of Directors also approved a grant of 50,000 stock options to each of our seven non-employee directors.  The options are subject to vesting provisions such that the options are to vest only upon realization of the first profitable fiscal quarter (without including the expense related to the issuance of the options).  The vesting is also contingent on service as a director for the period July 1, 2010 through June 30, 2011. The options are exercisable for three years at an exercise price of $0.50 per share.

On September 3, 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes are for a term of one year with simple interest of 6%. The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  If the holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion.  No officers, directors or affiliates of the Company participated in the private placement.  The Notes were sold pursuant to subscription documents between the Company and each investor. In connection with the private placement of secured convertible promissory notes, on September 15, 2010, the Company issued 142,856 shares of restricted common stock as finders' fees.

On September 15, 2010, the Board of Directors approved a grant of 39,474 shares to our Chief Financial Officer Anders Suarez, and 37,008 shares to our Chief Operating Officer as payment of earned performance bonuses in connection with their respective employment agreements.