Form 10-Q
period 2010-09-30
AMERITYRE CORP
filed 2010-11-15
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2010

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

 The number of shares outstanding of Registrant’s Common Stock as of November 5, 2010: 32,023,723

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

Our unaudited balance sheet at September 30, 2010 and our audited balance sheet at June 30, 2010; the related unaudited statements of operations for the three month periods ended September 30, 2010 and 2009; and the related unaudited statement of cash flows for the three month periods ended September 30, 2010 and 2009, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

ASSETS	September 30, 2010	June 30, 2010
CURRENT ASSETS	(Unaudited)

Cash and cash equivalents	$572,145	$63,822
Accounts receivable – net	488,347	470,173
Inventory	720,428	583,228
Deferred debt issuance cost	44,313	-
Prepaid and other current assets	28,938	26,661

Total Current Assets	1,854,171	1,143,884

PROPERTY AND EQUIPMENT

Leasehold improvements	162,683	162,683
Molds and models	584,729	577,630
Equipment	2,976,278	2,938,588
Furniture and fixtures	100,142	100,142
Software	286,046	286,046
Less – accumulated depreciation	(3,339,479)	(3,289,881)

Total Property and Equipment	770,399	775,208

OTHER ASSETS

Patents and trademarks – net	568,857	576,301
Deposits	36,000	36,000

Total Other Assets	604,857	612,301

TOTAL ASSETS	$3,229,427	$2,531,393

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2010	June 30, 2010
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$363,968	$298,393
Related party convertible notes	755,800	-
Interest accrued on convertible notes	3,554	-
Accrued expenses	354,306	304,184

Total Current Liabilities	1,477,628	602,577

TOTAL LIABILITIES	1,477,628	602,577

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 shares authorized of $0.001 par value, 32,043,723 and 31,819,385 shares issued and outstanding, respectively	32,041	31,817
Additional paid-in capital	58,446,594	58,339,478
Accrued interest on notes receivable	(1,392)	(1,461)
Notes receivable	(376,480)	(395,067)
Retained deficit	(56,348,964)	(56,045,951)

Total Stockholders’ Equity	1,751,799	1,928,816

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,229,427	$2,531,393

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,
	2010	2009

NET REVENUES
Products	$917,646	$1,014,634
Equipment	-	125,200

Total Net Revenues	917,646	1,139,834

COST OF REVENUES
Products	597,187	664,353
Equipment	-	104,280

Total Cost of Revenues	597,187	768,633

GROSS PROFIT	320,459	371,201

EXPENSES
Consulting	12,000	-
Depreciation and amortization	57,042	61,719
Research and development	6,056	22,350
Loss on impairment of assets	-	3,742
Selling, general and administrative	543,648	548,130

Total Expenses	618,746	635,941

LOSS FROM OPERATIONS	(298,287)	(264,740)

OTHER INCOME
Interest income	4,515	4,970
Interest expense	(9,241)	(20,286)

Total Other (Expense) Income	(4,726)	(15,316)

NET LOSS	$(303,013)	$(280,056)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	31,829,002	26,862,647

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)
	For the Three Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(303,013)	$(280,056)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	57,042	61,719
Loss on impairment of assets	-	3,742
Common stock issued/accrued for services	52,562	87,500
Interest income on subscription note receivable	(4,343)	(4,970)
Stock-based compensation expense related to employee options	12,777	18,718
Amortization of debt issuance costs	5,687	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(18,174)	(60,819)
(Increase) in prepaid and other current assets	(2,277)	(17,161)
Decrease in other assets	-	7,076
(Increase) Decrease in inventory	(137,200)	32,447
Increase (Decrease) in accounts payable and accrued expenses	115,697	(1,528)
Increase in accrued interest	3,554	-
Net Cash Used by Operating Activities	(217,688)	(153,332)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	-	(4,290)
Purchase of property and equipment	(44,789)	(28,549)
Net Cash Used by Investing Activities	(44,789)	(32,839)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock, including stock subscription deposits	-	507,500
Proceeds from issuance of convertible note	755,800	-
Principal payments on note receivable	15,000	-
Net Cash Provided by Financing Activities	770,800	507,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	508,323	321,329

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,822	28,634

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$572,145	$349,963

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows (Continued)
(Unaudited)
	For the Three Months Ended September 30,
	2010	2009
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH OPERATING ACTIVITIES
Common stock issued/accrued for services	$52,562	$87,500
Stock-based compensation expense related to employee options	$12,777	$18,718

NON-CASH INVESTING/ FINANCING ACTIVITIES
Common stock issued in lieu of convertible notes payable and accrued interest	$-	$310,796

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2010 and June 30, 2010

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although we believe the disclosures and information presented are adequate to make the information not misleading. These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2010 Annual Report on Form 10-K.  Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2011.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based-Compensation Expense

Since July 2005, we account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718). Our financial statements as of and for the three month periods ended September 30, 2010 and 2009 reflect the impact of ASC 718.  Stock-based compensation expense recognized under ASC 718 for the three month periods ended September 30, 2010 and 2009 was $12,777 and $18,718, respectively, related to employee stock options issued during the respective periods.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for the three month periods ended September 30, 2010 and 2009 assumes all awards with only a service requirement will vest, therefore no reduction has been made for estimated forfeitures. We have awarded some options that a performance requirement and no amounts will be recorded until the requirement is met.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended September 30,
	2010	2009
Loss (numerator)	$(303,013)	$(280,056)
Shares (denominator)	31,829,002	26,862,647
Per share amount	$(0.01)	$(0.01)

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2010 and June 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Our outstanding stock options and warrants have been excluded from the basic and fully diluted net loss per share calculation. We excluded 1,719,780 and 1,679,780 common stock equivalents for the three month periods ended September 30, 2010 and 2009, respectively, because they are anti-dilutive.

Income Tax

We file federal income tax returns in the U.S. and state income tax returns in those state jurisdictions where we are required to file. With few exceptions, we are no longer subject to U.S. federal, state or and local income tax examinations by tax authorities for years before June 30, 2004. We have adopted the provisions of Accounting Standards Codification 740, Income Taxes (ASC 740).

There are no tax positions included in the balance at September 30, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 3 – GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $56,348,964 at September 30, 2010 which raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

For the 2011 fiscal year, we have developed a focused sales plan targeting three tire market areas, agricultural, lawn and garden and material handling. Our sales and marketing efforts have been intensified through reallocation of our sales team with direction to meet or exceed specific sales revenue goals. We have also taken certain steps to reduce our operating and financial requirements while working to expand our revenues including: (1) reduced officer and board compensation; (2) reduced selling, general and administrative expenses; and (3) revised selling prices for our products to adjust for raw material increases. We expect the continued expense reduction and the anticipated increase in revenues from our expanded commercialization activities to reduce net loss and move us closer to profitability.

To supplement our cash needs during the 2011 fiscal year, on September 3, 2010, we completed a private placement of convertible promissory notes for aggregate proceeds of approximately $755,800.  In connection with the preparation of our financial statements for the quarter ended September 30, 2010, we have analyzed our cash needs for the remainder of fiscal 2011. Based on this analysis, we concluded that our available cash may not be sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for the remainder of fiscal 2011. We may issue common stock in lieu of cash as compensation for certain employment, development, and other professional services. However, we may need additional capital if our sales revenues do not meet our expectations. In any case, as we expand operations to meet or exceed our sales targets, we will most likely need additional working capital to support our growth.

The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2010 and June 30, 2010

NOTE 4 - STOCK OPTIONS AND WARRANTS

General Option Information

During the three months ended September 30, 2010, we issued a total of 450,000 stock options to employees, subject to vesting such that ½ of the options vest upon realization of the first profitable fiscal quarter (without including the expense related to the issuance of the options), with the remaining ½ vesting upon realization of a minimum cumulative profit (4 consecutive profitable fiscal quarters) of $500,000.  The vesting is also contingent on continuing employment. The options have a three year life and can be exercised at $0.50 per share once vesting has occurred.

During the three months ended September 30, 2010, we also issued a total of 350,000 stock options to our non-employee directors, subject to vesting provisions such that the options vest only upon realization of the first profitable fiscal quarter (without including the expense related to the issuance of the options).  The vesting is also contingent on service as a director for the period July 1, 2010 through June 30, 2011.

The options have a three year life and can be exercised at $0.50 per share once vesting has occurred.

During the three month period ended September 30, 2009, we did not grant any options.

A summary of the status of our outstanding stock options as of September 30, 2010 and June 30, 2010 and changes during the periods then ended is presented below:

	September 30, 2010		June 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	325,000	$2.54	4,060,000	$6.48
Granted	800,000	$0.50	-	$-
Expired/Cancelled	(125,000)	$0.76	(3,735,000)	$6.79
Exercised	-	$ -	-	$-
Outstanding end of period	1,000,000	$1.13	325,000	$2.54
Exercisable	250,000	$2.74	250,000	$2.74

The following table summarizes the range of outstanding and exercisable options as of September 30, 2010:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at Sept. 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Sept. 30, 2010	Weighted Average Exercise Price
$0.50	700,000	2.86	$0.50	-	$ n/a
$1.79	125,000	2.62	$1.79	100,000	$1.79
$2.02	75,000	2.50	$2.02	50,000	$2.02
$4.04	100,000	1.87	$4.04	100,000	$4.04
$0.50-$4.04	1,000,000	2.70		250,000	2.74

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2010 and June 30, 2010

NOTE 4 - STOCK OPTIONS AND WARRANTS, Continued

As of September 30, 2010, the unrecognized stock-based compensation related to stock options was approximately $31,153. This cost is expected to be expensed over the next 0.75 years. The value of the 800,000 stock options awarded during the three month period ended September 30, 2010, totaling $113,445, will only be recognized after the conditions described above are met. We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

Risk free interest rate	1.79%
Expected life	3 years
Expected volatility	84.23
Dividend yield	0.00%

General Warrant Information

The following table summarizes outstanding warrants to purchase our common stock at September 30, 2010.

Number of Warrants Outstanding at September 30, 2010	Expiration Date	Exercise Price
103,825	2/1/2011	$5.50
515,955	2/11/2011	$0.50

NOTE 5 - STOCK ISSUANCES

In July 2010, we issued 25,000 shares of common stock to a director as compensation for extraordinary services performed on our behalf. The aggregate value of the shares was $9,000, based on the closing price of $0.36 per share, the date the shares were approved to be issued during July 2010.

On September 15, 2010, the Board of Directors approved a grant of 39,474 shares to our Chief Financial Officer and 37,008 shares to our Chief Operating Officer as payment of earned performance bonuses in connection with their respective employment agreements. The aggregate value of the shares was $29,063, based on the closing price of $0.38.

During September 2010, we received 20,000 shares of our restricted common stock as part of the monthly installment payment related to our note receivable. The shares were returned to the company for cancellation and included in the company authorized and unissued shares.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On September 3, 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes are for a term of one year with simple interest of 6%. Accrued interest on the Notes payable at September 30, 2010 totaled $3,554. The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  The Notes are secured by all assets of the Company. Principal and interest are due at maturity of the Notes if the Notes are not converted. If the holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion.  No officers, directors or affiliates of the Company participated in the private placement.  The Notes were sold pursuant to subscription documents between the Company and each investor. In connection with the private placement of secured convertible promissory notes, on September 15, 2010, the Company issued 142,856 shares of restricted common stock as finders' fees. The aggregate value of the shares issued as finders’ fees was $50,000, based on the closing price of $0.36 per share, the date the funds from investors were received.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2010 and June 30, 2010

NOTE 7 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists of chemicals, finished goods produced in our plant and products purchased for resale.

	September 30, 2010 (Unaudited)	June 30, 2010
Raw Materials	$155,360	$119,568
Finished Goods	565,068	463,660
Total Inventory	$720,428	$583,228

NOTE 8 – NOTE RECEIVABLE

In June 2007, we issued 200,000 shares of common stock in connection with the exercise of 200,000 options at an exercise price of $4.00 per share for aggregate proceeds of $200,000 in cash and an additional two (2) notes in the amount of $300,000 each. The notes were payable in equal annual installments over a 3 year period and bear interest at 8.5% per annum.  In December 2008, the original notes were replaced with a single note in the amount of $439,502. The note was payable in four (4) equal installments and bear interest of 4.5% per annum, together with accrued interest, commencing on November 30, 2009. A forbearance agreement, signed in December 2009, modified the November 30, 2009 payment to include the payment of unpaid interest plus monthly installments of $7,500 through October 2010 with a balance payment of $27,500 plus accrued interest due on November 1, 2010 which has been received. The remaining balance due on the note is scheduled to be repaid in 3 annual installments commencing on November 30, 2010. This note receivable has been included in the stockholders’ equity section until the shares issued have been paid in full. The note has a provision that allows the note holder to make installment payments in cash or common shares of Amerityre in lieu of cash.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, and notes payable.  The carrying amount of cash and cash equivalents and accounts payable approximates their fair value because of the short-term nature of these items.  The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at rates that approximate market interest rates for similar debt instruments.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events per the requirements of Topic 855, and has determined there are no subsequent events to be reported.

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

Overview

Since our inception, we have been engaged in the research and development of technologies related to the formulation of polyurethane compounds and the manufacturing process for producing tires constructed of polyurethane.  We believe that we have developed unique polyurethane formulations that substantially simplify the tire production process and allow us to make products with superior performance characteristics, including abrasion resistance and load-bearing capabilities, than conventional rubber tires.  We also believe that our manufacturing processes  are more efficient than traditional tire manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure that are necessary to cure rubber.  Using our polyurethane technologies, we believe tires can be produced that last longer, are less susceptible to failure and offer improved fuel economy.  At this filing date, the process of transforming our company from research and development to manufacturing is well underway. We plan for this transformation to be complete by the last quarter of this fiscal year.

Polyurethane foam tire sales are our most significant products to date however we believe Elastothane®  is significant to our potential future growth. We are concentrating our sales efforts on marketing three principal product areas: low duty cycle foam tires, solid forklift tires and agricultural tires. Our most recent activities in these and our other product sales areas are set forth below:

Low duty foam tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and retail stores continues to account for most of our revenue at this time. We have the ability to produce a broad range of products for the low-duty cycle tire market. We are continuing our marketing efforts and expanding our product lines. We anticipate significant sales growth within the lawn and garden sector delivering tire and wheel assemblies to a more closely targeted customer base. Product samples have been reviewed by potential key customers and we expect new orders for delivery in our third fiscal quarter.

Solid tires – In July 2009, we partnered with K-2 Industrial Tire Inc. ("K-2") for worldwide introduction and distribution of our new line of long wearing, polyurethane forklift tires. At this filling date, our field testing program enters what we believe is the final phase as we prepare to fully launch this product into the material handling market. We expect final manufacturing process modifications to be completed by the end of our second fiscal quarter. We have already introduced the product to distributors and national accounts with positive results and feedback. We expect considerable sales growth through the balance of our 2011 fiscal year.

Polyurethane foam fire retardant material - Our flame retardant material has performed well in flammability testing and exceeded the requirements of the UL 94-HB (Horizontal Burn) test which is required for certain applications the product is placed.  We have offered another specification of flame retardant material in response to customer requests for certain applications. Although sales of this material have not met our expectations we do anticipate increases sales during the balance of our 2011 fiscal year.

Tire fill – Through research and testing, we have found that our Amerifill® material is not compatible with most tire fill equipment in use today. Capital costs for new equipment and competitive pricing for alternative materials have limited our market penetration. However, we continue to supply material to our existing tire fill customers and pursue opportunities for additional equipment and material sales as they arise.

We have the following tire projects that are subject to additional development, including;

Composite tires – More development is required to finalize the manufacturing processes for our proposed products composite tire products. We believe there are multiple applications for use of our polyurethane elastomer material as treads for new or retread tire casings.

Pneumatic tires – We have provided prototype tires to other tire or automotive manufacturers for performance evaluations, which may include uniform tire quality grading or other performance testing and/or testing to non-U.S. safety standards. In addition, we are still working to finalize elements of the manufacturing process. We continue to explore opportunities with potential strategic partners to complete development and/or construct pilot manufacturing platforms for these tires.

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

Valuation of Intangible Assets and Goodwill

At September 30, 2010, we had capitalized patent and trademark costs, net of accumulated amortization, totaling $568,857. The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350). In June 2009, our management team assessed several of our pending patents and trademarks and decided to abandon several of them due to they no longer apply to our current manufacturing processes. We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable. We didn’t abandon any patent or trademark during the fiscal year 2010. We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  The stock-based compensation expense recognized under ASC 718 for the three month periods ended September 30, 2010 and 2009 was $12,777 and $18,718, respectively.

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

•

Net revenues, which consists of product sales revenues and equipment sales revenues, if any;

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

The following summary table presents a comparison of our results of operations for the three month periods ended September 30, 2010 and 2009 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Month Period Ended September 30,		Percent Change
	2010	2009	2010 vs. 2009
Net revenues	$917,646	$1,139,834	(19%)
Cost of revenues	$597,187	$768,633	(22%)
Gross profit	$320,459	$371,201	(14%)
Selling, general, and administrative expenses (1)	$543,648	$548,130	(1%)
Consulting expenses (2)	$12,000	$-	N/A
Research and development expenses	$6,056	$22,350	(73%)
Depreciation and amortization expenses	$57,042	$61,719	(8%)
Loss on sales and impairment of assets	$-	$3,742	(100%)
Other Income	$4,515	$4,970	(9%)
Interst Expense (3)	$(9,241)	$(20,286)	(54%)
Net loss	$(303,013)	$(280,056)	8%

 (1) Includes deferred compensation associated with employee stock options of $12,777 and $18,718 in the three month periods ended September 30, 2010 and 2009, respectively.

(2) Board member Timothy Ryan is receiving compensation of $6,000 per month at the direction of our Board of Directors for work on business and strategic planning.

(3 For the three months ended September 30, 2009 this amount includes $18,753 of interest expense related to notes payable to our board members Henry Moyle and Frank Dosal.

Three Month Period Ended September 30, 2010 Compared to September 30, 2009

Net revenues.   We had net revenues of $917,646 for the three month period ended September 30, 2010, a 19% decrease over net revenues of $1,139,834 for the three month period ended September 30, 2009. Our net sales decrease as compared with 2009 is a result of a weaker demand across our operating market segments. Our largest decline was in the aftermarket segment while our original equipment manufacturing continued to expand. We had no equipment sales during the three month period ended September 30, 2010.

During the reporting period, we experienced a decrease in the number of product units sold to our retail chain market segments of 55% over the three month ended September 30, 2009. However, we experienced an increase in the number of products unit sold to our original equipment manufacturing market segment of 13% over the three month period ended September 30, 2009.

For the three month period ended September 30, 2010, we had no revenues derived from sales of tire fill equipment. For the three month period ended September 30, 2009, we had $125,200 of revenues derived from sales of tire fill equipment, or approximately 11% of total net revenues.

 Also during the three month period ended September 30, 2010 we had $25,328 and $5,276 of returns of our products and trade discounts, respectively, compared to $2,182 and $4,773, respectively, for the same period in 2009. The increase in returns for the current period is a result of the field testing program for our solid tires that has generated a higher return rate.

Cost of revenues.  Our cost of revenues was $597,187 for the three month period ended September 30, 2010, representing approximately 65% of net revenues, compared to cost of revenues of $768,633 for the three month period ended September 30, 2009, representing approximately 67% of net revenues.

For the three month period ended September 30, 2010, all our cost of revenues related to foam products, compared to $664,353, or 65% of foam product revenues for the same three month period in 2009. We believe we currently have sufficient foam product manufacturing equipment and employees to accomplish a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

During the three month period ended September 30, 2010, we had no cost of revenues related to equipment sales compared to $104,280, or approximately 83% of equipment sales for the prior year period.

Gross Profit.  For the three month period ended September 30, 2010, we had $320,459 of gross profit compared to $371,201 for the same period in 2009.  Gross profit for the three month period ended September 30, 2010 decreased by $50,742, or 14%, over same period in 2009 due primarily to the decrease in foam product sales during the period detailed above.

Selling, General, and Administrative Expenses.  For the three month period ended September 30, 2010, we had $543,648 of SG&A expenses, including the amortization of deferred compensation, compared to $548,130 for the same period in 2009.  We amortized $12,777 of deferred compensation for the three month period ended September 30, 2010 compared to $18,718 for same period in 2009.  We expect our quarterly SG&A expenses to decrease during the balance of the 2011 fiscal year as a result of cost reduction measures currently being implemented.

Research and Development Expenses.  For the three month period ended September 30, 2010, we had $6,056 of research and development expenses compared to $22,350 for the same period in 2009.  Our research and development expenses for the three month period ended September 30, 2010, decreased by $16,294, or 73%, as compared with the same period in 2009 due primarily to a decrease in outside testing services and a reduction in research and development tooling expenses during the period.  As we continue to increase our focus on manufacturing, we expect research and development expenses to decrease over the balance of the 2011 fiscal year.

Consulting Expenses.  For the three month period ended September 30, 2010, we had $12,000 in consulting expenses as compared to no consulting expenses during the three month period ended September 30, 2009. We expect consulting expenses to increase during the balance of the fiscal year primarily due to the decision by our Board of Directors to approve compensation of $6,000 per month to director Timothy Ryan to act as principal organizer, planner and architect of our business plan and strategic objectives going forward. Such compensation is in addition to the general annual compensation for board members. The term of the compensation is open-ended at the discretion of the board.

Depreciation and Amortization Expenses.  For the three month period ended September 30, 2010, we had $57,042 of depreciation and amortization expenses compared to $61,719 for the same period in 2009.  Our depreciation and amortization expenses for the three month period ended September 30, 2010 decreased by $4,677, or 7%, compared to the same period in 2009, due to reductions for fully depreciated assets.

Net Loss.  For the three month period ended September 30, 2010, we had a net loss of $303,013 compared to a net loss of $280,056 for the same period in 2009.  Our net loss for the three month period ended September 30, 2010 increased by $22,957 as compared with the same period in 2009, due primarily to the decrease in equipment sales combined with delays in introducing our solid tires into the market. However, overall expenses and operating costs continue to trend downward and gross margin on product sales increased to 34.9% from 32.6% in the prior year.

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

Cash Flows

The following table sets forth our cash flows for the three month periods ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2009	2008
Net cash used by operating activities	$(217,688)	$(153,332)
Net cash used in investing activities	(44,789)	(32,839)
Net cash provided by financing activities	770,800	507,500
Net increase (decrease) in cash and cash equivalents during period	$508,323	$321,329

Net Cash Used By Operating Activities.  Our primary sources of operating cash during the three month period ended September 30, 2010 was proceeds from sale of promissory notes, prior period financing and collected accounts receivable.  Our primary uses of operating cash are payments made to our vendors and employees. Net cash used by operating activities was $221,242 for the three months ended September 30, 2010 compared to $153,332 for the same period in 2009.  The increase in cash used in operating activities is primarily due to the increase in inventory, accounts receivable, and accrued expenses, offset by the increases in our accounts payable for the three months ended September 30, 2010.  Raw goods inventory has been increased to support our growth plans in the material handling tire market. Finished goods inventory has been increased to support our expanded sales program in the lawn and garden market.

Non-cash items include depreciation and amortization and stock based compensation. Our net loss was $303,013 for the three months ended September 30, 2010 compared to a net loss of $280,056 for the same period in 2009.  Net loss for the three month period ended September 30, 2010 included non-cash expenses of $12,777 for stock-based compensation related to employee stock options, $29,063 issued as bonus compensation and $23,499 for stock issued/accrued for services.  Net loss for the three month period ended September 30, 2009 included non-cash expenses of $18,718 for stock-based compensation related to employee stock options, $63,000 issued as bonus compensation and $24,500 for stock issued for services.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $44,789 for the three month period ended September 30, 2010 and $32,839 for the same period in 2009. Our primary uses of investing cash for the three month period ended September 30, 2010 was $44,789 related to property and equipment. Our primary uses of investing cash for the three month period ended September 30, 2009 were $4,290 related to patents and trademarks and $28,549 for property and equipment.

Net Cash Provided by Financing Activities.  During the three months ended September 30, 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes are for a term of one year with simple interest of 6%. The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  If the holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion.  In connection with the private placement of secured convertible promissory notes, we issued 142,856 shares of restricted common stock as finders' fees.  During the three months ended September 30, 2009, we completed the private placement of our securities at a price of $0.21 per share. We sold an aggregate of 2,416,664 shares and received net proceeds of $507,500 in the private placement.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at September 30, 2010.

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

Cash Position, Outstanding Indebtedness and Future Capital Requirements

Our total indebtedness at September 30, 2010 was $1,477,628 and our total cash and cash equivalents was $572,145, none of which is restricted. Our total indebtedness at September 30, 2010 includes $363,968 in accounts payable, $354,306 in accrued expenses, and $759,354 in principal and interest for convertible notes payable.  We have no long-term liabilities.

In an effort to increase revenues, we have recently expanded our product lines, refocused our marketing efforts and begun the sale of solid polyurethane elastomer tires. We believe the revenues reported for the quarter ended September 30, 2010 do not yet reflect our projected sales, which we anticipate will become more apparent during the balance of our fiscal year.  However, our ability to continue as a going concern is dependent upon our ability substantially increase sales, obtain additional financing or capital sources, as necessary, to meet our financing requirements, and ultimately to achieve profitable operations.

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $56,348,964 at September 30, 2010 which raises substantial doubt about our ability to continue as a going concern (See Note 3 to the attached financial statements). The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

For the 2011 fiscal year, we have developed a focused sales plan targeting three tire market areas, agricultural, lawn and garden and material handling. Our sales and marketing efforts have been intensified through reallocation of our sales team with direction to meet or exceed specific sales revenue goals. We have also taken certain steps to reduce our operating and financial requirements while working to expand our revenues including: (1) reduced officer and board compensation; (2) reduced selling, general and administrative expenses; and (3) revised selling prices for our products to adjust for raw material increases. We expect the continued expense reduction and the anticipated increase in revenues from our expanded commercialization activities to  reduce net loss and move us closer to profitability.

To supplement our cash needs during the 2011 fiscal year, on September 3, 2010, we completed a private placement of convertible promissory notes for aggregate proceeds of approximately $755,800.  In connection with the preparation of our financial statements for the quarter ended September 30, 2010, we have analyzed our cash needs for the remainder of fiscal 2011. Based on this analysis, we concluded that our available cash may not be sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for the remainder of fiscal 2011. We may issue common stock in lieu of cash as compensation for certain employment, development, and other professional services. However, we may need additional capital if our sales revenues do not meet our expectations. In any case, as we expand operations to meet or exceed our sales targets we will most likely need additional working capital to support our growth.

Our ability to obtain further financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain financing on favorable terms or at all.  If our cash is insufficient to fund our business operations, our business operations could be adversely affected in the event we do not obtain additional financing and are unable to obtain such funding when needed.   Insufficient funds may require us to delay, scale back or eliminate expenses and/or employees. If we cannot generate adequate sales of our products, or increase our revenues through other means, then we may be forced to cease operations.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2010, in addition to the risk factor outlined below.

If holders of our secured convertible promissory notes do not choose to convert the notes to shares of our common stock, we may have difficulty obtaining the necessary funds to pay principal and interest in cash when due.

During the three months ended September 30, 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes are for a term of one year with simple interest of 6%. The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  As an incentive to convert, if a holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion. However, if a holder does not elect such conversion, we are obliged to repay the principal and interest in cash prior to September 30, 2011. If several note holders demand cash repayment, it could severely impact our cash flow, limit our ability to make necessary capital improvements and prevent us from completing our business plans or expanding our production capability.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 3, 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes are for a term of one year with simple interest of 6%. The principal and interest are due at maturity if the note holders decide not to convert the notes into common shares. The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  If the holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion.  No officers, directors or affiliates of the Company participated in the private placement.  The Notes were sold pursuant to subscription documents between the Company and each investor. We believe the offer and sale of the securities described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D thereunder because the securities were sold to accredited investors in a transaction not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

Our Annual Meeting of Stockholders will be held at our manufacturing plant, 1501 Industrial Road, Boulder City, Nevada 89005, on December 1, 2010, at 10:00 am, Pacific Time, to:

1. Elect seven directors to serve until the 2011 Annual Meeting of Stockholders;

2. Ratify the selection of HJ & Associates, LLC as the Company’s independent auditor for the Company’s fiscal year ending June 30, 2011;

3. Transact such other business as may properly come before the Annual Meeting or any adjournment thereof.

The foregoing matters are described in more detail in our Proxy Statement mailed to all stockholders and filed with the Commission on or about October 20, 2010.

ITEM 6.  EXHIBITS

Exhibit 31 - CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 32 - CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2010

AMERITYRE CORPORATION

/S/Michael Kapral

Michael Kapral

Chief Executive and Financial Officer