Form 10-Q
period 2010-12-31
AMERITYRE CORP
filed 2011-02-14
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

December 31, 2010

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

 The number of shares outstanding of Registrant’s Common Stock as of February 4, 2011: 32,176,297

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

Our unaudited balance sheet at December 31, 2010 and our audited balance sheet at June 30, 2010; the related unaudited statements of operations for the three and six month periods ended December 31, 2010 and 2009; and the related unaudited statement of cash flows for the six month periods ended December 31, 2010 and 2009, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

ASSETS	December 31, 2010	June 30, 2010
CURRENT ASSETS	(Unaudited)

Cash and cash equivalents	$431,068	$63,822
Accounts receivable – net	347,729	470,173
Inventory	735,449	583,228
Deferred debt issuance cost	32,252	-
Prepaid and other current assets	31,896	26,661

Total Current Assets	1,578,394	1,143,884

PROPERTY AND EQUIPMENT

Leasehold improvements	162,683	162,683
Molds and models	589,508	577,630
Equipment	2,972,592	2,938,588
Furniture and fixtures	100,142	100,142
Software	286,045	286,046
Less – accumulated depreciation	(3,379,491)	(3,289,881)

Total Property and Equipment	731,479	775,208

OTHER ASSETS

Patents and trademarks – net	561,546	576,301
Deposits	36,000	36,000

Total Other Assets	597,546	612,301

TOTAL ASSETS	$2,907,419	$2,531,393

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31, 2010	June 30, 2010
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$364,967	$298,393
Related party convertible notes	755,800	-
Interest accrued on convertible notes	14,984	-
Accrued expenses	165,305	304,184

Total Current Liabilities	1,301,056	602,577

TOTAL LIABILITIES	1,301,056	602,577

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding
Common stock: 40,000,000 shares authorized of $0.001 par value, 32,176,297 and 31,819,385 shares issued and outstanding, respectively	32,174	31,817
Additional paid-in capital	58,462,156	58,339,478
Accrued interest on notes receivable	-	(1,461)
Notes receivable	(343,238)	(395,067)
Retained deficit	(56,544,729)	(56,045,951)

Total Stockholders’ Equity	1,606,363	1,928,816

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,907,419	$2,531,393

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,
	2010	2009

NET REVENUES
Products	$809,342	$694,440
Equipment	-	55,800

Total Net Revenues	809,342	750,240

COST OF REVENUES
Products	511,167	528,471
Equipment	-	44,133

Total Cost of Revenues	511,167	572,604

GROSS PROFIT	298,175	177,636

EXPENSES
Consulting	54,584	-
Depreciation and amortization	57,323	62,069
Research and development	12,584	31,713
Bad debt expense	51,620	-
Selling, general and administrative	433,091	547,861

Total Expenses	609,202	641,643

LOSS FROM OPERATIONS	(311,027)	(464,007)

OTHER INCOME (EXPENSE)
Interest income	2,002	4,973
Interest expense	(23,491)	-
Gain from debt settlement	110,000	-
Miscellaneous income	26,751	1,896

Total Other Income	115,262	6,869

NET LOSS	$(195,765)	$(457,138)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	32,048,785	30,546,427

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Six Months Ended December 31,
	2010	2009

NET REVENUES
Products	$1,726,987	$1,709,073
Equipment	-	181,000

Total Net Revenues	1,726,987	1,890,073

COST OF REVENUES
Products	1,108,355	1,192,824
Equipment	-	148,412

Total Cost of Revenues	1,108,355	1,341,236

GROSS PROFIT	618,632	548,837

EXPENSES
Consulting	66,584	-
Depreciation and amortization	114,365	123,788
Research and development	18,641	54,062
Bad debt expense	51,620	-
Loss on impairment of assets	-	3,742
Selling, general and administrative	976,736	1,095,992

Total Expenses	1,227,946	1,277,584

LOSS FROM OPERATIONS	(609,314)	(728,747)

OTHER INCOME (EXPENSE)
Interest income	6,643	9,943
Interest expense	(32,732)	-
Gain from settlement debt	110,000	-
Miscellaneous income (expense)	26,625	(18,390)

Total Other Income (Expense)	110,536	(8,447)

NET LOSS	$(498,778)	$(737,194)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	31,935,145	28,704,537

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)
	For the Six Months Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(498,778)	$(737,194)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	114,365	123,788
Loss on impairment of assets	-	3,742
Gain on settlement of accrued liability	(110,000)	-
Bad debt expense	51,620	-
Common stock issued/accrued for services	71,030	118,000
Stock redemption for note receivable	-	13,324
Interest income on subscription note receivable	(5,760)	-
Stock-based compensation expense related to employee options	25,555	37,437
Amortization of debt issuance cost	17,748	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	70,825	87,599
(Increase) in prepaid and other current assets	(5,236)	(33,640)
(Increase) decrease in other assets	(3,482)	97,034
(Increase) in inventory	(148,738)	(51,583)
(Decrease) in accounts payable and accrued expenses	57,695	(194,561)
Increase in accrued interest	14,984	-
Net Cash Used by Operating Activities	(348,172)	(536,054)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	-	(9,660)
Proceeds from the sale of property and equipment	6,000	-
Purchase of property and equipment	(61,882)	(47,526)
Net Cash Used by Investing Activities	(55,882)	(57,186)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock, including stock subscription deposits	-	507,499
Proceeds from the sale of convertible note	755,800	-
Principal payments on notes receivable	15,500	150,000
Net Cash Provided by Financing Activities	771,300	657,499

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	367,246	64,259

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,822	28,634

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$431,068	$92,893

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows (Continued)
(Unaudited)
	For the Six Months Ended December 31,
	2010	2009
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING/ FINANCING ACTIVITIES
Common stock issued in lieu of convertible notes payable and accrued interest	$-	$460,795

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2010 and June 30, 2010

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading. These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2010 Annual Report on Form 10-K.  Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2011.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based-Compensation Expense

Since July 2005, we account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718).Our financial statements as of and for the six month periods ended December 31, 2010 and 2009 reflect the impact of ASC 718.  Stock-based compensation expense related to employee options recognized under ASC 718 for the six month periods ended December 31, 2010 and 2009 was $25,555 and $37,437, respectively, related to employee stock options issued during the respective periods.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for the six month periods ended December 31, 2010 and 2009 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures. We have awarded some options that a performance requirement and no amounts will be recorded until the requirement is met.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Six Months Ended December 31,
	2010	2009
Loss (numerator)	$(498,778)	$(737,194)
Shares (denominator)	31,935,145	28,704,537
Per share amount	$(0.02)	$(0.03)

Our outstanding stock options and warrants have been excluded from the basic and fully diluted net loss per share calculation. We excluded 1,605,891 and 1,574,780 common stock equivalents for the six month periods ended December 31, 2010 and 2009, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2010 and June 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Tax

We file federal income tax returns in the U.S. and state income tax returns in those state jurisdictions where we are required to file. With few exceptions, we are no longer subject to U.S. federal, state or and local income tax examinations by tax authorities for years before June 30, 2006. We have adopted the provisions of Accounting Standards Codification 740, Income Taxes (ASC 740).

There are no tax positions included in the balance at December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 3 – GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $56,544,729 at December 31, 2010 which raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

For the 2011 fiscal year, we have developed a focused sales plan targeting four tire market areas, agricultural, lawn and garden, material handling and forklift. Our sales and marketing efforts have been intensified through reallocation of our sales team with direction to meet or exceed specific sales revenue goals. We have also taken certain steps to reduce our operating and financial requirements while working to expand our revenues including: (1) reduced officer and board compensation; (2) reduced selling, general and administrative expenses; and (3) revised selling prices for our products to adjust for raw material increases. We expect the continued expense reduction and the anticipated increase in revenues from our expanded commercialization activities to reduce net loss and move us closer to profitability.

To supplement our cash needs during the 2011 fiscal year, on September 3, 2010, we completed a private placement of convertible promissory notes for aggregate proceeds of approximately $755,800.  In connection with the preparation of our financial statements for the quarter ended December 31, 2010, we have analyzed our cash needs for the remainder of fiscal 2011. Based on this analysis, we concluded that our available cash may not be sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for the remainder of fiscal 2011. We may issue common stock in lieu of cash as compensation for certain employment, development, and other professional services. However, we may need additional capital if our sales revenues do not meet our expectations. In any case, as we expand operations to meet or exceed our sales targets, we will most likely need additional working capital to support our growth.

The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2010 and June 30, 2010

NOTE 4 - STOCK OPTIONS AND WARRANTS

General Option Information

During the six months ended December 31, 2010, we issued a total of 450,000 stock options to employees, subject to vesting such that ½ of the options vest upon realization of the first profitable fiscal quarter (without including the expense related to the issuance of the options), with the remaining ½ vesting upon realization of a minimum cumulative profit (4 consecutive profitable fiscal quarters) of $500,000. The vesting is also contingent on continuing employment. The options have a three year life and can be exercised at $0.50 per share once vesting has occurred.

Stock options for 100,000 were cancelled due to the resignation of our former CFO. The unrecognized value of the remaining 350,000 stock options totaling $56,722 will only be recognized after the conditions described above are met.

During the six months ended December 31, 2010, we also issued a total of 350,000 stock options to our non-employee directors, subject to vesting provisions such that the options vest only upon realization of the first profitable fiscal quarter (without including the expense related to the issuance of the options).  The vesting is also contingent on service as a director for the period July 1, 2010 through June 30, 2011. The options have a three year life and can be exercised at $0.50 per share once vesting has occurred. The unrecognized value of the 350,000 stock options totaling $56,722 will only be recognized after the conditions described above are met.

We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

Risk free interest rate	1. 01%
Expected life	3 years
Expected volatility	84.23
Dividend yield	0.00%

During the six months ended December 31, 2010, we issued options for the purchase of 45,000 shares of our common stock to an employee, at an exercise price of $0.29, the closing market price on December 1, 2010, exercisable for three years from the date of grant, said options to vest in thirds annually with the initial 15,000 vesting March 31, 2011, contingent on the employee’s continuing employment on each vesting date.

During the six month period ended December 31, 2009, we did not grant any options.

A summary of the status of our outstanding stock options as of December 31, 2010 and June 30, 2010 and changes during the periods then ended is presented below:

	December 31, 2010		June 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	325,000	$2.54	4,060,000	$6.48
Granted	800,000	$0.50	-	$-
Expired/Cancelled	(125,000)	$0.76	(3,735,000)	$6.79
Exercised	-	$ -	-	$-
Outstanding end of period	1,000,000	$1.13	325,000	$2.54
Exercisable	250,000	$2.74	250,000	$2.74

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2010 and June 30, 2010

NOTE 4 - STOCK OPTIONS AND WARRANTS, Continued

The following table summarizes the range of outstanding and exercisable options as of December 31, 2010:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at Dec. 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Dec. 31, 2010	Weighted Average Exercise Price
$0.50	700,000	2.61	$0.50	-	$0.50
$1.79	125,000	2.36	$1.79	100,000	$1.79
$2.02	75,000	2.25	$2.02	50,000	$2.02
$4.04	100,000	1.62	$4.04	100,000	$4.04
$0.50-$4.04	1,000,000	2.45	$1.13	250,000	$2.74

General Warrant Information

The following table summarizes outstanding warrants to purchase our common stock at December 31, 2010.

Number of Warrants Outstanding at December 31, 2010	Expiration Date	Exercise Price
103,825	2/1/2011	$5.50
502,066	2/11/2011	$0.50

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

During December 2010, we issued an aggregate of 141,368 shares of our restricted common stock to our directors as compensation for their services as members of our board of directors for the period commencing June 1, 2010 through November 30, 2010. The aggregate value of the shares was $41,000, based on the closing price of $0.29 per share, the date the shares were approved to be issued during December 2009. We also issued 17,240 shares of our restricted common stock to the Chairman of our audit committee as partial compensation for his services as Chairman for the period commencing June 1, 2010 through November 30, 2010. The value of the shares was $5,000, based on the closing price of $0.29 per share, on the date the shares were approved to be issued during December 2009.

During December 2010, we issued 5,000 shares of our restricted common stock to a consultant for services rendered in connection with a grant application. The value of the shares was $1,450 based on the closing price of $0.29 on the date of grant. We also issued 68,966 shares of our restricted common stock and $20,000 cash for a settlement and release agreement for a former employee. The value of the shares was $20,000 based on the closing price of $.29 on the date of grant.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2010 and June 30, 2010

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On September 3, 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes are for a term of one year with simple interest of 6%. Accrued interest on the Notes payable at December 31, 2010 totaled $14,984. The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  The Notes are secured by all assets of the Company. Principal and interest are due at maturity of the Notes if the Notes are not converted. If the holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion.  No officers, directors or affiliates of the Company participated in the private placement.  The Notes were sold pursuant to subscription documents between the Company and each investor. In connection with the private placement of secured convertible promissory notes, on September 15, 2010, the Company issued 142,856 shares of restricted common stock as finders' fees. The aggregate value of the shares issued as finders’ fees was $50,000, based on the closing price of $0.36 per share.

NOTE 7 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists of chemicals, finished goods produced in our plant and products purchased for resale.

	December 31, 2010 (Unaudited)	June 30, 2010
Raw Materials	$245,577	$119,568
Finished Goods	489,872	463,660
Total Inventory	$735,449	$583,228

NOTE 8 – NOTE RECEIVABLE

In June 2007, we issued 200,000 shares of common stock in connection with the exercise of 200,000 options at an exercise price of $4.00 per share for aggregate proceeds of $200,000 in cash and an additional two (2) notes in the amount of $300,000 each. The notes were payable in equal annual installments over a 3 year period and bear interest at 8.5% per annum.  In December 2008, the original notes were replaced with a single note in the amount of $439,502. The note was payable in four (4) equal installments and bear interest of 4.5% per annum, together with accrued interest, commencing on November 30, 2009. A forbearance agreement, signed in December 2009, modified the November 30, 2009 payment to include the payment of unpaid interest plus monthly installments of $7,500 through October 2010 with a balance payment of $27,500 plus accrued interest due on November 1, 2010 which has been received. During October 2010 and November 2010 we received 20,000 shares each month of our restricted common stock as part of the monthly installment related to our note receivable. In November 2010 we also received 80,000 shares of our restricted common stock as final payment for the forbearance agreement dated December 2009.The shares were returned to the company for cancellation and included in the company authorized and unissued shares. Payment of the remaining balance of $343,238 has been renegotiated with interest only monthly installment payments beginning January 1, 2011 and five annual principal payments of approximately $69,000 due beginning December 1, 2011. This note receivable has been included in the stockholders’ equity section until the shares issued have been paid in full. The interest and principal payments are only to be made in cash.

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

Solid tires – In July 2009, we partnered with K-2 Industrial Tire Inc. ("K-2") for worldwide introduction and distribution of our new line of long wearing, polyurethane forklift tires. At this filling date, our field testing program continues as we prepare to fully launch this product into the material handling market. We expect final manufacturing process modifications to be completed during our third fiscal quarter. We have already introduced the product to distributors and national accounts with positive results and feedback. We expect considerable sales growth through the balance of our 2011 fiscal year.

Polyurethane foam fire retardant material - Our flame retardant material has performed well in flammability testing and exceeded the requirements of the UL 94-HB (Horizontal Burn) test which is required for certain applications the product is placed.  We have offered another specification of flame retardant material in response to customer requests for certain applications. Although sales of this material have not met our expectations we do anticipate sales during the balance of our 2011 fiscal year.

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

We have the following tire projects that are subject to additional development, subject to available funding, including;

Composite tires – More development is required to finalize the manufacturing processes for our proposed composite tire products. We believe there are multiple applications for use of our polyurethane elastomer material as treads for new or retread tire casings.

Pneumatic tires – We have provided prototype tires to other tire or automotive manufacturers for performance evaluations, which may include uniform tire quality grading or other performance testing and/or testing to non-U.S. safety standards. In addition, we are still working to finalize elements of our manufacturing process. For instance, our production methods, including automation of internal reinforcement (beads and belts), have not been perfected. Although our car tire passed U.S. FMVSS 109 and 139 tests, the traction performance may need improvement. Also, we have not yet produced and tested the equipment required for optimum manufacturing. Notwithstanding these remaining obstacles, we continue to explore and are in discussions with potential strategic partners to complete development and/or construct pilot manufacturing platforms for these tires.

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

Valuation of Intangible Assets and Goodwill

At December 31, 2010, we had capitalized patent and trademark costs, net of accumulated amortization, totaling $561,546. The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350). We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable. We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  The stock-based compensation expense recognized under ASC 718 for the six month periods ended December 31, 2010 and 2009 was $25,555 and $37,437, respectively.

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

The following summary table presents a comparison of our results of operations for the three and six month periods ended December 31, 2010 and 2009 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended Dec. 31,			Six Months Ended Dec. 31,
	2010	2009	Change	2010	2009	Change
Net revenues (1)	$809,342	$750,240	7.9%	$1,726,987	$1,890,073	(8.6%)
Cost of revenues	$511,167	$572,604	10.7%	$1,108,355	$1,341,236	(17.4%)
Gross profit	$298,175	$177,636	67.9%	$618,632	$548,837	12.7%
Selling, general, and administrative expenses	$433,091	$547,861	(20.9%)	$976,736	$1,095,992	(10.9%)
Consulting (2)	$54,584	$-	-	$66,584	$-	-
Research and development expenses	$12,584	$31,713	(60.3%)	$18,641	$54,062	(65.5%)
Depreciation and amortization expenses	$57,323	$62,069	(7.6%)	$114,365	$123,788	(7.6%)
Loss on sales and impairment of assets	$(6,000)	$-	-	$(6,000)	$3,742	-
Gain on debt settlement(3)	$(110,000)	-	-	$(110,000)	-	-
Other (Income) Expense	$(22,753)	$(6,869)	231.2%	$(27,268)	$8,447
Bad debt expense	$51,620	$-	-	$51,620	$-	-
Interest Expense (4)	$23,491	-	-	32,732	-	-
Net loss	$(195,765)	$(457,138)	(57. 2%)	$(498,778)	$(737,194)	(32.3%)

(1) Includes deferred compensation for employee stock options of $12,777 and $18,718  in the three month periods ended December 31, 2010 and 2009, respectively, and deferred compensation for employee stock options of $25,555 and $37,437 in the six month periods ended December 31, 2010 and 2009, respectively.

(2) Board member Timothy Ryan  is receiving compensation of $6,000 per month at the direction of our Board of Directors for work on business and strategic planning, which is included in these expenses.

(3) Gain on debt settlement with a former employee

(4) For the three and six months ended December 31, 2010, this amount includes $14,985 accrued on convertible notes. For the three and six months ended December 31, 2009 this amount includes $18,753 of interest expense related to notes payable to our board members Henry Moyle and Frank Dosal.

Three Month Period Ended December 31, 2010 Compared to December 31, 2009

Net revenues.   We had net revenues of $809,342 for the three month period ended December 31, 2010, a 8% increase over net revenues of $750,240 for the three month period ended December 31, 2009. Our net sales increase as compared with 2009 is a result stronger demand across our operating market segments for the second quarter December 31, 2010 versus December 31, 2009.  For the three month period ended December 31, 2010, we had no revenues derived from sales of tire fill equipment. For the three month period ended December 31, 2009, we had $55,800 of revenues derived from sales of tire fill equipment, or approximately 7.4% of total net revenues.

 Also during the three month period ended December 31, 2010 we had $5,843 and $3,129 of returns of our products and trade discounts, respectively, compared to $11,640 and $6,736, respectively, for the same period in 2009.

Cost of revenues.  Our cost of revenues was $511,167 for the three month period ended December 31, 2010, representing approximately 63% of net revenues, compared to cost of revenues of $572,604 or approximately 76% of net revenues for the three month period ended December 31, 2009.

For the three month period ended December 31, 2010, all our cost of revenues related to foam products, compared to $528,471 or 76% cost of revenues for foam product for the same three month period in 2009. The improvement in our cost of revenues for foam products is due to the sales revenue product mix of higher gross margin foam products. We believe we currently have sufficient foam product manufacturing equipment and employees to accomplish a substantial increase in production without incurring a proportionately equivalent increase in labor costs.

During the three month period ended December 31, 2010, we had no cost of revenues related to equipment sales compared to $44,133, or approximately 9% of equipment sales for the prior year period.

Gross Profit.  For the three month period ended December 31, 2010, we had $298,175 of gross profit compared to $177,636 for the same period in 2009.  Gross profit for the three month period ended December 31, 2010 increased by $120,539, or 67%, over same period in 2009 due primarily to the increase in foam product sales during the 2010 period as detailed above.

Selling, General and Administrative Expenses.  For the three month period ended December 31, 2010, we had $433,091 of SG&A expenses, including the amortization of deferred compensation, compared to $547,861 of SG&A expenses for the same period in 2009.  We amortized $12,777 of deferred compensation for the three month period ended December 31, 2010 compared to $18,718 for same period in 2009.

Research and Development Expenses.  For the three month period ended December 31, 2010, we had $12,584 of research and development expenses compared to $31,713 for the same period in 2009.  Our research and development expenses for the three month period ended December 31, 2010, decreased by $19,129, or 60%, as compared with the same period in 2009 due primarily to a decrease in outside testing services and a reduction in research and development tooling expenses during the period.  As we continue to increase our focus on manufacturing, we expect research and development expenses to decrease over the balance of the 2011 fiscal year.

Consulting Expenses.  For the three month period ended December 31, 2010, we had $54,584 in consulting expenses as compared to no consulting expenses during the three month period ended December 31, 2009. We expect consulting expenses to increase during the balance of the fiscal year primarily due to the decision by our Board of Directors to approve compensation of $6,000 per month to director Timothy Ryan to act as principal organizer, planner and architect of our business plan and strategic objectives going forward. Such compensation is in addition to the general annual compensation for board members. The term of the compensation is open-ended at the discretion of the board. We have also utilized an outside financial consultant to assist with revamping our accounting system and procedures.

Depreciation and Amortization Expenses.  For the three month period ended December 31, 2010, we had $57,323 of depreciation and amortization expenses compared to $62,069 for the same period in 2009.  Our depreciation and amortization expenses for the three month period ended December 31, 2010 decreased by $4,746, or 8%, compared to the same period in 2009, due to reductions for fully depreciated assets.

Net Loss.  For the three month period ended December 31, 2010, we had a net loss of $195,765 compared to a net loss of $457,138 for the same period in 2009. Bad debt expense increased $51,620 compared to the same period in 2009 as a result of our decision to adopt a conservative accounting approach to our outstanding receivables of uncertain collectability. We are confident we will collect on the past due invoices however the decision was made to reclass the receivable to bad debt espense in accordance with our trade receivable policy. Offsetting this increase during the current period, we realized a gain of $110,000 from a debt settlement with a former employee. Our net loss for the three month period ended December 31, 2010 decreased by $261,373 as compared with the same period in 2009, due primarily to our cost cutting efforts and improvements in gross margin on foam product sales.

Six Month Period Ended December 31, 2010 Compared to December 31, 2009

Net revenues.   We had net revenues of $1,726,987 for the six month period ended December 31, 2010, a 9% decrease over net revenues of $1,890,073 for the six month period ended December 31, 2009. Our net sales decreased as compared with 2009 because we had no equipment sales for the 2010 period and anticipated revenues for our solid forklift tires have been delayed due to continued field testing. $1,726,987 in sales of our closed-cell polyurethane foam products accounted for 100% of our net revenues for the six month period ended December 31, 2010. $1,709,073 in sales of our closed-cell polyurethane foam products and $181,000 in equipment sales accounted for approximately 90% and 10%, respectively, of our net revenues for the six month period ended December 31, 2009. However, the $1,726,987 of foam product revenues represents a 1% increase compared to $1,709,073 for the same period in 2009.

Also during the six month period ended December 31, 2010 we had $31,171 and $8,409 of returns of our products and trade discounts, respectively, compared to $13,822 and $11,510, respectively, for the same period in 2009.

Cost of revenues.  Our cost of revenues was $1,108,355 for the six month period ended December 31, 2010, representing approximately 64% of net revenues, compared to cost of revenues of $1,341,236 for the six month period ended December 31, 2009, representing approximately 64% of net revenues. For the six month period ended December 31, 2010, our cost of revenues related to foam products was $1,106,327, or 64% of foam product revenues, compared to $1,192,824, or 70% of foam product revenues for the same six month period in 2009. As indicated in the Overview section above, we are continuing to supply our existing customers with tire fill material.

Gross Profit.  For the six month period ended December 31, 2010 we had $618,632 of gross profit compared to $548,837 for the same period in 2009.  Gross profit for the six month period ended December 31, 2010 increased by $69,795, or 13%, over same period in 2009 due primarily to the increase in foam product sales.

Selling, General, and Administrative Expenses.  For the six month period ended December 31, 2010, we had $976,736 of SG&A expenses, including the amortization of deferred compensation, compared to $1,095,992 for the same period in 2009.  We amortized $25,555 of deferred compensation for the six month period ended December 31, 2010 compared to $37,437 for same period in 2009.  We expect our quarterly SG&A expenses to remain consistent for the balance of the 2011 fiscal year.

Research and Development Expenses.  For the six month period ended December 31, 2010 we had $18,641 of research and development expenses compared to $54,062 for the same period in 2009.  Our research and development expenses for the six month period ended December 31, 2010, decreased by $35,421, or 66%, as compared with the same period in 2009 due primarily to a decrease in outside testing services and a reduction in research and development tooling expenses during the period relating to solid tire development.  We expect research and development expenses to stay constant over the balance of the fiscal year ending June 30, 2011.

Consulting Expenses.  For the six month period ended December 31, 2010, we had $66,584 in consulting expenses as compared to no consulting expenses during the six month period ended December 31, 2009. We expect consulting expenses to increase during the balance of the fiscal year primarily due to the decision by our Board of Directors to approve compensation of $6,000 per month to director Timothy Ryan to act as principal organizer, planner and architect of our business plan and strategic objectives going forward. Such compensation is in addition to the general annual compensation for board members. The term of the compensation is open-ended at the discretion of the board. We have also utilized an outside financial consultant to assist with revamping our accounting system and procedures.

Depreciation and Amortization Expenses.  For the six month period ended December 31, 2010 we had $114,365 of depreciation and amortization expenses compared to $123,788 for the same period in 2009.  Our depreciation and amortization expenses for the six month period ended December 31, 2010 decreased by $9,423, or 8%, compared to the same period in 2009, primarily due to reductions for fully depreciated assets.

Net Loss.  For the six month period ended December 31, 2010 we had a net loss of $498,778 compared to a net loss of $737,194 for the same period in 2009.  Bad debt expense increased $51,620 compared to the same period in 2009 as a result of our decision to adopt a conservative accounting approach to our outstanding receivables of uncertain collectability. We are confident we will collect on the past due invoices however the decision was made to reclass the receivable to bad debt espense in accordance with our trade receivable policy. Offsetting this increase during the current period, we realized a gain of $110,000 from a debt settlement with a former employee. Our net loss for the six month period ended December 31, 2010 decreased by $238,416 as compared with the same period in 2009, due primarily to the increase in product sales and the decrease in SG&A expenses as a result of our cost cutting efforts.

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

Cash Flows

The following table sets forth our cash flows for the six month periods ended December 31, 2010 and 2009.

	Six Months Ended December 31,
	2010	2009
Net cash used by operating activities	$(348,172)	$(536,054)
Net cash used in investing activities	(55,882)	(57,186)
Net cash provided by financing activities	771,300	657,499
Net increase (decrease) in cash and cash equivalents during period	$367,246	$64,259

Net Cash Used By Operating Activities.  Our primary sources of operating cash during the six month period ended December 31, 2010 was proceeds from sale of convertible promissory notes and collected accounts receivable.  Our primary uses of operating cash are payments made to our vendors and employees. Net cash used by operating activities was $348,172 for the six months ended December 31, 2010 compared to $536,054 for the same period in 2009.  The decrease in cash used in operating activities is primarily due to the SG&A cost cutting measures implemented in 2009.

Non-cash items include depreciation and amortization and stock based compensation. Our net loss was $498,778 for the six months ended December 31, 2010 compared to a net loss of $737,194 for the same period in 2009.  Net loss for the six month period ended December 31, 2010 included non-cash expenses of $25,555 for stock-based compensation related to employee stock options, $29,000 issued as bonus compensation and $60,680 for stock issued/accrued for services.  Net loss for the six month period ended December 31, 2009 included non-cash expenses of $37,437 for stock-based compensation related to employee stock options, $63,000 issued as bonus compensation and $55,000 for stock issued for services.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $55,882 for the six month period ended December 31, 2010 and $57,186 for the same period in 2009.  Our primary uses of investing cash for the six month period ended December 31, 2010 was $55,882 for the purchase of property and equipment, offset by $6,000 in proceeds from the sale of property and equipment. Our primary uses of investing cash for the six month period ended December 31, 2009 were $9,660 related to patents and trademarks and $47,526 for property and equipment..

Net Cash Provided by Financing Activities.  During the six months ended December 31, 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes are for a term of one year with simple interest of 6%. The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  If the holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion.  In connection with the private placement of secured convertible promissory notes, we issued 142,856 shares of restricted common stock as finders' fees.  During the six months ended December 31, 2009, we completed the private placement of our securities at a price of $0.21 per share. We sold an aggregate of 2,416,664 shares of our common stock and received net proceeds of $507,500 in a private placement.  We also received an aggregate loan of $150,000 under a credit agreement with a partnership.  The members of the partnership elected to immediately convert the funds loaned into stock per the credit agreement and, accordingly, we issued an aggregate of 714,285 shares of our common stock in full satisfaction of the loan.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at December 31, 2010.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$90,000	$90,000	$—	$—	$—
Total contractual cash obligations	$90,000	$90,000	$—	$—	$—

(1)  In June 2010, we negotiated an extension of the lease for our executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square-foot building, which includes approximately 5,500 square-feet of office space, situated on approximately 4.15 acres.  The monthly base rent is $15,000 and the lease agreement has a term of one year starting on June 15, 2010. We are currently in negotiations for a new lease term.

Cash Position, Outstanding Indebtedness and Future Capital Requirements

Our total indebtedness at December 31, 2010 was $1,301,056 and our total cash and cash equivalents was $431,068, none of which is restricted. Our total indebtedness at December 31, 2010 includes $364,967 in accounts payable, $165,305 in accrued expenses, and $770,784 in principal and interest for convertible notes payable.  We have no long-term liabilities.

In an effort to increase revenues, we have recently expanded our product lines, refocused our marketing efforts and begun the sale of solid polyurethane elastomer tires. We believe the revenues reported for the quarter ended December 31, 2010 do not yet reflect our projected sales, due to continued field testing. We anticipate that increased revenues will be generated during the balance of our fiscal year.  However, our ability to continue as a going concern is dependent upon our ability to substantially increase sales, obtain additional financing or capital sources, as necessary, to meet our financing requirements, and ultimately to achieve profitable operations.

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $56,544,729 at December 31, 2010 which raises substantial doubt about our ability to continue as a going concern (See Note 3 to the attached financial statements). The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

To supplement our cash needs during the 2011 fiscal year, on September 3, 2010, we completed a private placement of convertible promissory notes for aggregate proceeds of approximately $755,800.  In connection with the preparation of our financial statements for the quarter ended December 31, 2010, we have analyzed our cash needs for the remainder of fiscal 2011. Based on this analysis, we concluded that our available cash may not be sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for the remainder of fiscal 2011. We may issue common stock in lieu of cash as compensation for certain employment, development, and other professional services. However, we may need additional capital if our sales revenues do not meet our expectations. In any case, as we expand operations to meet or exceed our sales targets we will most likely need additional working capital to support our growth.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive  and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive and financial, concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

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

During the six months ended December 31, 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes are for a term of one year with simple interest of 6%. The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  As an incentive to convert, if a holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion. However, if a holder does not elect such conversion, we are obliged to repay the principal and interest in cash prior to September 30, 2011. If several note holders demand cash repayment, it could severely impact our cash flow, limit our ability to make necessary capital improvements and prevent us from completing our business plans or expanding our production capability.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

None.

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

Dated: February 14, 2011

AMERITYRE CORPORATION

/S/Michael Kapral

Michael Kapral

Chief Executive and Financial Officer