Form 10-Q
period 2011-03-31
AMERITYRE CORP
filed 2011-05-16
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2011

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

 The number of shares outstanding of Registrant’s Common Stock as of May 10, 2011: 32,176,297

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

Our unaudited balance sheet at March 31, 2011 and our audited balance sheet at June 30, 2010; the related unaudited statements of operations for the nine months ended March  31, 2011 and 2010; and the related unaudited statement of cash flows for the nine months ended March 31, 2011 and 2010, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

	March 31, 2011	June 30, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$260,983	$63,822
Accounts receivable – net	365,500	470,173
Inventory (NOTE 3)	622,787	583,228
Deferred debt issuance cost	20,190	-
Prepaid and other current assets	32,883	26,661

Total Current Assets	1,302,343	1,143,884

PROPERTY AND EQUIPMENT

Leasehold improvements	162,684	162,683
Molds and models	692,709	577,630
Equipment	3,043,868	2,938,588
Furniture and fixtures	100,142	100,142
Software	286,045	286,046
Less – accumulated depreciation	(3,429,251)	(3,289,881)

Total Property and Equipment	856,197	775,208

OTHER ASSETS

Patents and trademarks – net	554,350	576,301
Deposits	36,000	36,000

Total Other Assets	590,350	612,301

TOTAL ASSETS	$2,748,890	$2,531,393

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	March 31, 2011	June 30, 2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$273,335	$298,393
Convertible notes (NOTE 4)	755,800	-
Interest accrued on convertible notes	26,415	-
Deferred directors compensation	33,750	-
Accrued Expenses	95,152	304,184

Total Current Liabilities	1,184,452	602,577

Long Term Liabilities	96,000	-

TOTAL LIABILITIES	1,280,452	602,577

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 shares authorized of $0.001 par value, 32,176,297 and 31,819,385 shares issued and outstanding, respectively	32,176	31,819
Additional paid-in capital	58,474,655	58,339,476
Accrued interest on notes receivable	-	(1,461)
Notes receivable (NOTE 5)	(343,238)	(395,067)
Retained deficit	(56,695,155)	(56,045,951)

Total Stockholders’ Equity	1,468,438	1,928,816

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,748,890	$2,531,393

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

NET REVENUES
Products	$863,383	$859,452
Equipment	-	20,250

Total Net Revenues	863,383	879,702

COST OF REVENUES
Products	520,558	582,330
Equipment	-	11,614

Total Cost of Revenues	520,558	593,944

GROSS PROFIT	342,825	285,758

EXPENSES
Consulting	19,420	-
Depreciation and amortization	57,070	61,280
Research and development	2,024	28,540
Bad debt expenses	21,675	21,102
Selling, general and administrative	379,896	510,767

Total Expenses	480,085	622,089

LOSS FROM OPERATIONS	(137,260)	(336,331)

OTHER INCOME (EXPENSE)
Interest income	4,348	4,648
Interest expense	(23,492)	-
Miscellaneous income	5,978	1,609

Total Other Income (Expense)	(13,166)	6,257

NET LOSS	$(150,426)	$(330,074)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	32,111,841	31,017,166

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Nine Months Ended March 31,
	2011	2010

NET REVENUES
Products	$2,590,370	$2,568,525
Equipment	-	201,250

Total Net Revenues	2,590,370	2,769,775

COST OF REVENUES
Products	1,628,913	1,775,155
Equipment	-	160,026

Total Cost of Revenues	1,628,913	1,935,181

GROSS PROFIT	961,457	834,594

EXPENSES
Consulting	86,005	-
Depreciation and amortization	171,435	185,469
Research and development	20,664	82,602
Bad debt expenses	73,294	21,102
Loss on impairment of assets	-	3,742
Selling, general and administrative	1,356,632	1,606,757

Total Expenses	1,708,030	1,899,672

LOSS FROM OPERATIONS	(746,573)	(1,065,078)

OTHER INCOME (EXPENSE)
Interest income	10,990	14,589
Interest expense	(56,224)	-
Gain from debt settlement	110,000	-
Miscellaneous income (expense)	32,603	(16,781)

Total Other Income (Expense)	97,369	(2,192)

NET LOSS	$(649,204)	$(1,067,270)

BASIC AND DILUTED LOSS PER SHARE (NOTE 2)	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	32,014,356	29,464,269

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(649,204)	$(1,067,270)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	171,436	185,469
Loss on impairment of assets	-	3,742
Gain on settlement of accrued liability	(110,000)	-
Change in allowance for bad debt	(160,090)	21,102
Common stock issued/accrued for services	87,680	94,500
Return of stock for payment on note receivable	-	(2,503)
Return of stock for payment of interest on note receivable	(4,410)	-
Stock-based compensation expense related to employee options	38,056	55,748
Amortization of debt issuance cost	29,810
Stock-based compensation expense related to employee stock grants	-	63,000
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	264,764	145,946
(Increase) Decrease in prepaid and other current assets	(6,222)	(39,568)
(Increase) Decrease in other assets	(3,482)	101,052
(Increase) Decrease in inventory	(72,358)	37,328
Increase (Decrease) in accounts payable and accrued expenses	(61,926)	(183,829)
Net Cash Used by Operating Activities	(475,946)	(585,283)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(115)	(7,710)
Proceeds from the sales of property and equipment	6,000	-
Purchase of property and equipment	(104,078)	(51,653)
Net Cash Used by Investing Activities	(98,193)	(59,363)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock, including stock subscription deposits	-	747,500
Proceeds from the sale of convertible note	755,800	-
Principal payments on note receivable	15,500	13,879
Proceeds from the sale of convertible note	-	150,000
Net Cash Provided by Financing Activities	771,300	911,379

NET INCREASE IN CASH AND CASH EQUIVALENTS	197,161	266,733

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,822	28,634

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$260,983	$295,367

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows (Continued)
(Unaudited)
	For the Nine Months Ended March 31,
	2011	2010
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING/ FINANCING ACTIVITIES
Return of common stock for payment on note receivable	$-	$12,300
Conversion of note payable to common stock	$42,200	$310,000
Acquisition of forklift tire models through a long term liability	$96,000	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2011 and June 30, 2010

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading. These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2010 Annual Report on Form 10-K.  Operating results for the nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2011.

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

Stock Based-Compensation Expense

Since July 2005, we account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718).Our financial statements as of and for the nine months ended March 31, 2011 and 2010 reflect the impact of ASC 718.  Stock-based compensation expense related to employee options recognized under ASC 718 for the nine months ended March 31, 2011 and 2010 was $38,056 and $55,748, respectively, related to employee stock options issued during the respective periods.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for the nine months ended March 31, 2011 and 2010 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures. We have awarded some options that a performance requirement and no amounts will be recorded until the requirement is met.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Nine Months Ended March 31,
	2011	2010
Loss (numerator)	$(649,204)	$(1,067,270)
Shares (denominator)	32,014,356	29,464,269
Per share amount	$(.02)	$(0.04)

Our outstanding stock options and warrants have been excluded from the basic and fully diluted net loss per share calculation. We excluded 950,000 and 1,519,780 common stock equivalents for the nine months ended March 31, 2011 and 2010, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2011 and June 30, 2010

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

There are no tax positions included in the balance at March 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 3 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists of chemicals, finished goods produced in our plant and products purchased for resale.

	March 31, 2011 (Unaudited)	June 30, 2010
Raw Materials	$184,190	$119,568
Finished Goods	438,597	463,660
Total Inventory	$622,787	$583,228

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On September 3, 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes are for a term of one year with simple interest of 6%. Accrued interest on the Notes payable at March 31, 2011 totaled $26,415. The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  The Notes are secured by all assets of the Company. Principal and interest are due at maturity of the Notes if the Notes are not converted. If the holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion.  No officers, directors or affiliates of the Company participated in the private placement.  The Notes were sold pursuant to subscription documents between the Company and each investor. In connection with the private placement of secured convertible promissory notes, on September 15, 2010, the Company issued 142,856 shares of restricted common stock as finders' fees. The aggregate value of the shares issued as finders’ fees was $50,000, based on the closing price of $0.36 per share.

NOTE 5 – NOTE RECEIVABLE

In June 2007, we issued 200,000 shares of common stock in connection with the exercise of 200,000 options at an exercise price of $4.00 per share for aggregate proceeds of $200,000 in cash and an additional two (2) notes in the amount of $300,000 each. The notes were payable in equal annual installments over a 3 year period and bear interest at 8.5% per annum.  In December 2008, the original notes were replaced with a single note in the amount of $439,502. The note was payable in four (4) equal installments and bear interest of 4.5% per annum, together with accrued interest, commencing on November 30, 2009. A forbearance agreement, signed in December 2009, modified the November 30, 2009 payment to include the payment of unpaid interest plus monthly installments of $7,500 through October 2010 with a balance payment of $27,500 plus accrued interest due on November 1, 2010 which has been received. During October 2010 and November 2010 we received 20,000 shares each month of our restricted common stock as part of the monthly installment related to our note receivable. In November 2010 we also received 80,000 shares of our restricted common stock as final payment for the forbearance agreement dated December 2009.The shares were returned to the company for cancellation and included in the company authorized and unissued

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2011 and June 30, 2010

shares. Payment of the remaining balance of $343,238 has been renegotiated with interest-only monthly installment payments beginning January 1, 2011 and five annual principal payments of approximately $69,000 due beginning December 1, 2011. This note receivable has been included in the stockholders’ equity section until the shares issued have been paid in full. The interest and principal payments are only to be made in cash.

NOTE 6 - STOCK OPTIONS AND WARRANTS

General Option Information

During the nine months ended March 31, 2011, we issued a total of 450,000 stock options to employees, subject to vesting such that ½ of the options vest upon realization of the first profitable fiscal quarter (without including the expense related to the issuance of the options), with the remaining ½ vesting upon realization of a minimum cumulative profit (4 consecutive profitable fiscal quarters) of $500,000. The vesting is also contingent on continuing employment. The options have a three year life and can be exercised at $0.50 per share once vesting has occurred.

The unrecognized value of the remaining 450,000 stock options totaling $56,722 will only be recognized after the conditions described above are met.

During the nine months ended March 31, 2011, we also issued a total of 350,000 stock options to our non-employee directors, subject to vesting provisions such that the options vest only upon realization of the first profitable fiscal quarter (without including the expense related to the issuance of the options).  The vesting is also contingent on service as a director for the period July 1, 2010 through June 30, 2011. The options have a three year life and can be exercised at $0.50 per share once vesting has occurred.  The unrecognized value of the 300,000 stock options totaling $48,619 will only be recognized after the conditions described above are met.

We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

Risk free interest rate	1. 01%
Expected life	3 years
Expected volatility	84.23
Dividend yield	0.00%

During the nine month period ended March 31, 2010, we did not grant any options.

A summary of the status of our outstanding stock options as of March 31, 2011 and June 30, 2010 and changes during the periods then ended is presented below:

	March 31, 2011		June 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	325,000	$2.54	4,060,000	$6.48
Granted	800,000	$0.50	-	$-
Expired/Cancelled	(175,000)	$0.68	(3,735,000)	$6.79
Exercised	-	$ -	-	$-
Outstanding end of period	950,000	$1.16	325,000	$2.54
Exercisable	275,000	$2.74	250,000	$2.74

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2011 and June 30, 2010

NOTE 6 - STOCK OPTIONS AND WARRANTS, Continued

The following table summarizes the range of outstanding and exercisable options as of March 31, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$0.50	650,000	0.50	$0.50	-	$0.50
$1.79	125,000	1.79	$1.79	125,000	$1.79
$2.02	75,000	2.02	$2.02	50,000	$2.02
$4.04	100,000	4.04	$4.04	100,000	$4.04
$0.50-$4.04	950,000	1.16	$1.16	275,000	$2.74

General Warrant Information

At March 31, 2011, we have no outstanding warrants for the purchase of our common stock.

NOTE 7 - STOCK ISSUANCES

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

NOTE 8 – GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses, which have resulted in a total retained deficit of $(56,695,155) at March 31, 2011, which raises a doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

For the 2011 fiscal year, we have developed a focused sales plan targeting the agricultural, lawn and garden and material handling markets. Our sales and marketing efforts have been intensified through reallocation of our sales team with direction to meet or exceed specific sales revenue goals. We have also taken certain steps to reduce our

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2011 and June 30, 2010

operating and financial requirements while working to expand our revenue including: (1) reduced officer and board compensation; (2) reduced selling, general and administrative expense; and (3) revised selling prices for our products to adjust for raw material increases. We expect the continued expense reduction and anticipate the increase in revenue from our expanded commercialization activities will reduce our net loss and move us closer to profitability.

To supplement our cash needs during the 2011 fiscal year, on September 3, 2010, we completed a private placement of convertible promissory notes for aggregate proceeds of approximately $755,800.  In connection with the preparation of our financial statements for the quarter ended March 31, 2011, we have analyzed our cash needs for the next six months. Based on this analysis, we concluded that our available cash may not be sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period. We may issue common stock in lieu of cash as compensation for certain employment, development, and other professional services. However, we may need additional capital if our sales revenue does not meet our expectations. In any case, as we expand operations to meet or exceed our sales targets, we will most likely need additional working capital to support our growth.

The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

NOTE 9 – SUBSEQUENT EVENTS

The Board of Directors of Amerityre Corporation (the “Company”) has appointed Timothy L. Ryan, the Company’s Chairman of the Board, to be its Chief Executive Officer effective May 2, 2011.  Michael J. Kapral, Jr., the Company’s former President and Chief Executive Officer has resigned his employment with the Company as well as his membership on the board of directors.  Under the terms of Mr. Kapral’s Release Agreement, the board of directors have elected to cancel the 75,000 options held by Mr. Kapral and issue 75,000 shares of the Company’s restricted common stock.

On April 27, 2011, the Company executed an agreement to extend the building lease term.  The one year lease extension will commence on June 15, 2011 and the base rent will remain at $15,000 per month.  All other terms and conditions of the building lease will remain in effect.

.

Management has evaluated subsequent events per the requirements of Topic 855 and has determined that there are no additional subsequent events to be reported.

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

Overview

Amerityre engages in the research and development, manufacturing and sale of polyurethane tires.  We believe that we have developed unique polyurethane formulations that allow us to make products with superior performance characteristics, including abrasion resistance and load-bearing capabilities, than conventional rubber tires.  We also believe that our manufacturing processes are more efficient than traditional tire manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure that are necessary to cure rubber. Using our polyurethane technologies, we believe tires can be produced which last longer, are less susceptible to failure and offer improved fuel economy.

We are concentrating on three segments of the tire market: low duty cycle foam tires, solid forklift tires and agricultural tires. Our most recent activities in these areas are set forth below:

Low duty cycle foam tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and retail stores accounts for most of our revenue at this time. We have the ability to produce a broad range of products for the low-duty cycle tire market. We are continuing our marketing efforts and expanding our product lines.

Solid forklift tires – Throughout our third fiscal quarter and April, we engaged numerous technical specialists to help us complete development of a marketable forklift tire. At this filing date, a field testing program continues and we are preparing to launch this product into the material handling market. The Company believes it will commence commercial sales of forklift tires in the fourth fiscal quarter.

Agricultural tires – The Company is currently pursuing two segments of the agricultural tire market. We believe both segments present a significant opportunity, but currently a small percentage of our sales come from this market.

Due to the Company’s limited resources, tire projects which are contingent on additional development, such as composite and automotive tires, have been put on hold and will be revisited at a later date.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, deferred compensation and contingencies.  We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates allow us to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Valuation of Intangible Assets and Goodwill

At March 31, 2011, we had capitalized patent and trademark costs, net of accumulated amortization, totaling $554,350. The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350). We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable. We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  The stock-based compensation expense recognized under ASC 718 for the nine month periods ended March 31, 2011 and 2010 was $38,056 and $55,748, respectively.

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

The following summary table presents a comparison of our results of operations for the three and nine month periods ended March 31, 2011 and 2010 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2011	2010	Change	2011	2010	Change
Net revenues (1)	$863,383	$879,702	(1.9%)	$2,590,370	$2,769,775	(6.5%)
Cost of revenues	$520,558	$593,944	(12.3%)	$1,628,913	$1,935,181	(15.8%)
Gross profit	$342,825	$285,758	20.0%	$961,457	$834,594	15.2%
Selling, general, and administrative expenses (2)	$379,896	$510,767	(25.6%)	$1,356,632	$1,606,757	(16.7%)
Consulting (3)	$19,420	$-	-	$86,005	$-	-
Research and development expenses	$2,024	$28,540	(92.9%)	$20,664	$82,602	(75.0%)
Depreciation and amortization expenses	$57,070	$61,680	(7.5%)	$171,435	$185,469	(7.6%)
Loss on sales and impairment of assets	$-	$-	-	$-	$3,742	-
Gain on debt settlement	$-	$-		$(110,000)	$-
Other (income) expense	$(5,978)	$(1,609)	271.5%	$(32,603)	$16,781	294.3%
Bad debt expense	$21,675	$21,102	2.7%	$73,294	$21,102	247.3%
Interest (income) expense (4)	$19,144	$(4,648)	(511.9%)	$45,234	$(14,589)	(410.0%)
Net loss	$(150,426)	$(330,074)	(54.4%)	$(649,204)	$(1,067,270)	(39.2%)

(1) For the nine months ended March 31, 2009 the amounts include $33,333 of license revenue with no associated cost of revenues for the period.

(2) Includes deferred compensation for employee stock options of $12,500 and $18,311 in the three month periods ended March 31, 2011 and 2010 respectively, and deferred compensation for employee stock options of $38,056 and $55,748 in the nine month periods ended March 31, 2011 and 2010 respectively.

 (3) Board member Timothy Ryan received compensation of $6,000 per month from August 2010 through January 2011 at the direction of our Board of Directors for work on business and strategic planning, which is included in these expenses.

(4) For the three and nine months ended March 31, 2011, this amount includes $26,415 accrued on convertible notes. For the three and nine months ended March 31, 2010 this amount includes $18,753 of interest expense related to notes payable to our board members Henry Moyle and Frank Dosal.

Three Month Period Ended March 31, 2011 Compared to March 31, 2010

Net revenues.  We had net revenues of $863,383 for the three month period ended March 31, 2011, a 1.9% decrease over net revenues of $879,702 for the three month period ended March 31, 2010. Our net revenue decrease as compared with the same period 2010 is a result of $20,250 of equipment sales in the third quarter of 2010 and zero equipment sales in third quarter of this year. Product revenue for the quarter was $863,383 versus $859,452 for the same period of 2010, an increase of less than 1%. We anticipate revenues will increase notably due to our improved forklift and agricultural product lines.

Cost of revenues.  For the three month period ended March 31, 2011, cost of revenues related to products sold was $520,558 or 60% compared to $593,944 or 67.8% cost of revenues for Products sold for the same three month period in 2010. The improvement in our cost of revenues for products is due to a sales mix of higher gross margin products versus the prior year. We believe there is sufficient low duty cycle foam tire manufacturing equipment and resources to increase production without incurring a proportionate increase in labor costs.

During the three month period ended March 31, 2011, we had no cost of revenue related to equipment sales compared to $11,614, or approximately 57.4% of equipment sales for the prior year period.

Gross profit.  For three month period ended March 31, 2011, we had $342,825 of gross profit compared to $285,758 for the same period in 2010.  Gross profit for the three month period ended March 31, 2011increased by $57,067 or 20.0%, over the same period in 2010 due primarily to the change in sales mix mentioned above.

Selling, general and administrative expenses.  For the three month period ended March 31, 2011, we had $379,896 of SG&A expenses, including the amortization of deferred compensation, compared to $510,767 of SG&A expenses for the same period in 2010.  We amortized $12,500 of deferred compensation for the three month period ended March 31, 2011 compared to $18,311 for same period in 2010. We anticipate general and administrative costs to remain relatively constant, however selling expenses will increase with revenue growth primarily due to sales commissions.

Research and development expenses.  For the three month period ended March 31, 2011, we had $2,024 of research and development expenses compared to $28,540 for the same period in the prior year.  Our research and development expenses for the three month period ended March 31, 2011, decreased by $26,516, or 92.9%, as compared with the same period in 2010 due primarily to a decrease in outside testing services and a reduction in research and development tooling expenses during the period.

Consulting expenses.  For the three month period ended March 31, 2011, we had $19,420 in consulting expenses as compared to no consulting expenses during the three month period ended March 31, 2010. Our Board of Directors approved compensation of $6,000 per month to director Timothy Ryan to act as principal organizer, planner and architect of our business plan and strategic objectives during the period from August 2010 through January 2011, such compensation is in addition to the general annual compensation for board members. During the same period, we also utilized an outside financial consultant to assist with revamping our accounting system and procedures.  Consulting expenses are expected to fluctuate from time to time due to the need for qualified personnel to assist us with production and systems needs.

Depreciation and amortization expenses.  For the three month period ended March 31, 2011, we had $57,070 of depreciation and amortization expenses compared to $61,280 for the same period in 2010.  Our depreciation and amortization expenses for the three month period ended March 31, 2011 decreased by $4,210, or 7.5%, compared to the same period in 2010, due to reductions for fully depreciated assets.

Net loss.  For the three month period ended March 31, 2011, we had a net loss of $150,426 compared to a net loss of $330,074 for the same period in 2010. Our net loss for the three month period ended March 31, 2011 decreased by $179,648 as compared with the same period in 2010, due primarily to our cost cutting efforts and improvements in gross margin on product sales.

Nine Month Period Ended March 31, 2011 Compared to March 31, 2010

Net revenues.   We had net revenues of $2,590,370 for the nine month period ended March 31, 2011, a 6.5% decrease over net revenues of $2,769,775 for the nine month period ended March 31, 2010. Our net sales decreased as compared with 2010 because we had no equipment sales for the 2011 period versus $201,250 of equipment sales in the same period 2010. $2,590,370 of products revenue through the first nine months of fiscal 2011 compares to $2,568,525 in the same period of last year, an increase of 0.5%. We anticipate revenues will increase notably due to our improved forklift and agricultural product lines.

Cost of revenues.  For the nine month period ended March 31, 2011, our cost of revenues related to products was $1,628,913 or 63% of revenues compared to $1,935,181 or approximately 69.9% of product revenues for the same period last year. The improvement in our cost of revenues for Products is due to a sales mix of higher gross margin products versus the prior year. We believe there is sufficient low duty cycle foam tire manufacturing equipment and resources to increase production without incurring a proportionate increase in labor costs.

Gross profit.  For the nine month period ended March 31, 2011, we had $961,457 of gross profit compared to $834,594 for the same period in 2010.  Gross profit for the nine month period ended March 31, 2011 increased by $126,863, or 15.2%, over same period in 2010 due primarily to the change in sales mix mentioned above.

Selling, general and administrative expenses.  For the nine month period ended March 31, 2011, we had $1,356,632 of SG&A expenses, including the amortization of deferred compensation, compared to $1,606,757 for the same period in 2010.  We amortized $38,056 of deferred compensation for the nine month period ended March 31, 2011 compared to $55,748 for same period in 2010. We anticipate general and administrative costs to remain relatively constant, however selling expenses will increase with revenue growth primarily due to sales commissions.

Research and development expenses.  For the nine month period ended March 31, 2011, we had $20,664 of research and development expenses compared to $82,602 for the same period in 2010.  Our research and development expenses for the nine month period ended March 31, 2011 decreased by $61,938, or 75.0%, as compared with the same period in 2010 due primarily to a decrease in outside testing services and a reduction in research and development tooling expenses during the period relating to solid tire development.

Consulting expenses.  For the nine month period ended March 31, 2011, we had $86,005 in consulting expenses as compared to no consulting expenses during the nine month period ended March 31, 2010. Our Board of Directors approved compensation of $6,000 per month to director Timothy Ryan to act as principal organizer, planner and architect of our business plan and strategic objectives during the period from August 2010 through January 2011, such compensation is in addition to the general annual compensation for board members. During the same period, we also utilized an outside financial consultant to assist with revamping our accounting system and procedures. Consulting expenses are expected to fluctuate from time to time due to the need for qualified personnel to assist us with production and systems needs.

Depreciation and amortization expenses.  For the nine month period ended March 31, 2011, we had $171,435 of depreciation and amortization expenses compared to $185,469 for the same period in 2010.  Our depreciation and amortization expenses for the nine month period ended March 31, 2011 decreased by $14,034, or 7.6%, compared to the same period in 2010, primarily due to an increase in the number of fully depreciated assets.

Net loss.  For the nine month period ended March 31, 2011, we had a net loss of $649,204 compared to a net loss of $1,067,270 for the same period in 2010.  Bad debt expense increased $52,192 compared to the same period in 2010 as a result of our decision to adopt a conservative accounting approach to our outstanding receivables of uncertain collectability. We are confident we will collect on the past due invoices however the decision was made to reclassify the receivable to bad debt expense in accordance with our trade receivable policy. Offsetting this increase during the current period, we realized a gain of $110,000 from a debt settlement with a former employee. Our net loss for the nine month period ended March 31, 2011 decreased by $418,066 as compared with the same period in 2010, due primarily a change in sales mix to higher gross margin products and the decrease in SG&A expenses as a result of our cost cutting efforts.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents and payments received from our customers.  We do not have any significant credit arrangements.  Historically, our expenses have exceeded our revenues, resulting in operating losses.  From time to time we have obtained additional liquidity to fund our operations through the sale of shares of our common stock and the placement of short-term debt instruments.  In assessing our liquidity, management reviews and analyzes our current cash, short-term investments, accounts receivable, accounts payable, capital expenditure commitments and other obligations.

Cash Flows

The following table sets forth our cash flows for the nine month periods ended March 31, 2011 and 2010.

	Nine Months Ended March 31,
	2011	2010
Net cash used by operating activities	$(475,946)	$(585,283)
Net cash used in investing activities	(98,193)	(59,363)
Net cash provided by financing activities	771,300	911,379
Net increase (decrease) in cash and cash equivalents during period	$197,161	$266,733

Net Cash Used By Operating Activities.  Our primary sources of operating cash during the nine month period ended March 31, 2011 came from collected accounts receivable.  Our primary uses of operating cash are payments made to our vendors and employees. Net cash used by operating activities was $439,665 for the nine months ended March 31, 2011 compared to $585,283 for the same period in 2010.  The decrease in cash used in operating activities is primarily due to SG&A cost cutting measures implemented in 2010.

Non-cash items include depreciation and amortization and stock based compensation. Our net loss was $649,204 for the nine months ended March 31, 2011 compared to a net loss of $1,067,270 for the same period in 2010.  Net loss for the nine month period ended March 31, 2011included non-cash expenses of $38,056 for stock-based compensation related to employee stock options, $29,063 issued as bonus compensation and $58,617 for stock issued/accrued for services.  Net loss for the nine month period ended March 31, 2010 included non-cash expenses of $55,478 for stock-based compensation related to employee stock options, $63,000 issued as bonus compensation and $94,500 for stock issued for services.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $230,474 for the nine month period ended March 31, 2011 and $59,363 for the same period in 2010.  Our primary uses of investing cash for the nine month period ended March 31, 2011 was $104,078 for the purchase of property and equipment, $115 related to patents and trademarks and $6,000 in proceeds from the sale of property and equipment. Our primary uses of investing cash for the nine month period ended March 31, 2010 were $7,710 related to patents and trademarks and $51,653 for property and equipment.

Net Cash Provided by Financing Activities.  During the nine months ended March 31, 2011, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes. In connection with the private placement of secured convertible promissory notes, we issued 142,856 shares of restricted common stock as finders' fees.  During the nine months ended March 31, 2010, we completed the private placement of our securities at a price of $0.21 per share. We sold an aggregate of 2,416,664 shares of our common stock and received net proceeds of $507,500 in a private placement.  We also received an aggregate loan of $150,000 under a credit agreement with a partnership.  The members of the partnership elected to immediately convert the funds loaned into stock per the credit agreement and, accordingly, we issued an aggregate of 714,285 shares of our common stock in full satisfaction of the loan.  In addition, as of March 31, 2010, we received a total of $240,000 out of $250,000 total proceeds from a private placement that closed in April 2010. We sold an aggregate of 666,666 shares of our common stock and received net proceeds of $240,000.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at March 31, 2011.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$45,000	$45,000	$180,000	$—	$—
Total contractual cash obligations	$45,000	$45,000	$180,000	$—	$—

(1)  In June 2010, we negotiated an extension of the lease for our executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square-foot building, which includes approximately 5,500 square-feet of office space, situated on approximately 4.15 acres.  The monthly base rent is $15,000 and the lease agreement has a term of one year starting on June 15, 2010. We negotiated an additional one year extension of the lease starting on June 15, 2011. The monthly base rent is $15,000.

Cash Position, Outstanding Indebtedness and Future Capital Requirements

Our total indebtedness at March 31, 2011 was $1,158,202 and our total cash and cash equivalents was $260,983, none of which is restricted. Our total indebtedness at March 31, 2011 includes $175,917 in accounts payable, $95,152 in accrued expenses, and $782,215 in principal and interest for convertible notes payable.  During the quarter, we renegotiated the exclusive forklift tire distribution agreement with K-2 Industrial Tire and replaced it with a commission based agreement on forklift tire sales.  In the process, we also acquired the forklift tire models owned by K-2 and recorded a $96,000 liability associated with the acquisition.  The associated liability will be paid down through the commissions payable to K-2 on forklift tire sales.

We anticipate that increased revenues will be generated during the balance of our fiscal year.  However, our ability to continue as a going concern is dependent upon our ability to increase sales and obtain additional financing to meet our requirements and ultimately achieve profitable operations.

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $56,695,155 at March 31, 2011 which raises substantial doubt about our ability to continue as a going concern (See Note 8 to the attached financial statements). The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In fiscal 2011 we are concentrating on three segments of the tire market: low duty cycle foam tires, solid forklift tires and agricultural tires. Revenues from low duty cycle foam tires were flat for the nine months ended March 31, 2011 versus the same period last year. In April 2011 we engaged three salespeople to reinvigorate sales growth and in preparation for commercial production of forklift tires.  Through the first nine months of 2011 the company has worked to develop tires for the forklift market. We believe that we will begin commercial production and sales of forklift in the fourth fiscal quarter. Management continues to work on a marketing strategy for agricultural tires.

In fiscal 2011 we have taken certain steps to reduce our operating and financial requirements while working to expand our revenues including: (1) reduced officer and board compensation; (2) reduced selling, general and administrative expenses; and (3) higher selling prices for our products to adjust for raw material price increases. We expect the expense reduction and the anticipated increase in revenues from our expanded commercialization activities to reduce net loss and move us closer to profitability.

To supplement our cash needs during the 2011 fiscal year, on September 3, 2010, we completed a private placement of convertible promissory notes for aggregate proceeds of approximately $755,800.  In connection with the preparation of our financial statements for the quarter ended March 31, 2011, we have analyzed our cash needs for the next six months. Based on this analysis, we concluded that our available cash may not be sufficient to meet our current minimum working capital, capital expenditure and other cash requirements. We may issue common stock in lieu of cash as compensation for certain employment, development, and other professional services. However, we may need additional capital if our sales revenues do not meet our expectations. In any case as we expand operations to meet or exceed our sales targets, we will most likely need additional working capital to support our growth. The Board of Directors has formed a debt refinance committee to identify and evaluate options available to the company in the event the convertible promissory note holders do not convert to common shares.

Our ability to obtain further financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain financing on favorable terms or at all.  If our cash is insufficient to fund our business operations, our business operations could be adversely affected in the event we do not obtain additional financing and are unable to obtain such funding when needed.   Insufficient funds may require us to delay, scale back or eliminate expenses and/or employees. If we cannot generate adequate sales of our products or increase our revenues through other means, we may be forced to cease operations.

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

During the nine months ended March 31, 2011, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes are for a term of one year with simple interest of 6%. The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  As an incentive to convert, if a holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion. However, if a holder does not elect such conversion, we are obliged to repay the principal and interest in cash prior to September 30, 2011. If several note holders demand cash repayment, it could severely impact our cash flow, limit our ability to make necessary capital improvements and prevent us from completing our business plans or expanding our production capability.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

The Board of Directors of Amerityre Corporation (the “Company”) has appointed Timothy L. Ryan, the Company’s Chairman of the Board, to be its Chief Executive Officer effective May 2, 2011.

Michael J. Kapral, Jr., the Company’s former President and Chief Executive Officer has resigned his employment with the Company as well as his board of director membership.  Under the terms of Mr. Kapral’s Release Agreement, the board of directors have elected to cancel the 75,000 options held by Mr. Kapral and issue 75,000 shares of the Company’s restricted common stock.

Mr. Ryan was elected to the Company’s Board of Directors on June 30, 2010.  On December 1, 2010, Mr. Ryan was elected Chairman of the Company’s Board of Directors.

Mr. Ryan has been the CEO and president of Rhino Rubber LLC since September 2008. A manufacturing and distribution company, Rhino Rubber has brought a complete line of solid industrial tires and wheels to the US market serving the material handling industry. The company is also visible in Europe under the name Euromex Tyre.

Mr. Ryan will continue to serve as CEO of Rhino Rubber.

Prior to his position with Rhino Rubber, Mr. Ryan served as President of Thule Trailers, Winslow, ME, an international manufacturer of aluminum and galvanized sport utility and cargo trailers targeting the US market, from June 2005 until July 2008.  From June 1991 to Feb. 2005, Mr. Ryan worked for Trelleborg Wheel Systems Americas, Hartville, OH, as President.

Mr. Ryan completed three years of study in Business Administration at the University of Texas, Austin, TX (1969-1972), a Dale Carnegie Institute program (1981), and the Trelleborg Intercultural Management Program at Lund University, Lund, Sweden (1998).  Mr. Ryan served in the U.S. Air Force from 1967 through 1973.

At this time, Mr. Ryan will not be awarded any additional compensation for assuming the title of CEO. There is no arrangement or understanding between him and any other persons pursuant to which he was selected as an officer.

The Board of Directors of Amerityre Corporation has appointed Michael L. Ford, the Company’s Controller, to be its principal accounting officer effective May 2, 2011.  Mr. Ford, age 54, has served as the Company’s Controller since November 1, 2010.

From July 2007 to October 2010, Mr. Ford served as Controller for Canyon Gate Solutions, a call center for prescription medications.  As the Controller, Mr. Ford was responsible for cash management, financial reporting, tax accounting and cost containment.  Mr. Ford also served as the Controller for Konami Gaming, a manufacturer of casino gaming equipment, from July 2006 to June 2007. At Konami Gaming, Mr. Ford was responsible for financial reporting, cash management, accounting policy and procedures, SOX compliance and contract review.  From March 1995 to May 2006, Mr. Ford was the Accounting Manager for Multisorb Technologies and was responsible for financial reporting, manufacturing accounting and variance analysis.  Prior to March 1995, Mr. Ford held various accounting positions.

Mr. Ford received earned a B.S. in Business Administration (Accounting) from Niagara University in 1979.

At this time, Mr. Ford will not be awarded any additional compensation for assuming the title of principal accounting officer. There is no arrangement or understanding between him and any other persons pursuant to which he was selected as the principal accounting officer.

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

Dated: May 16, 2011

AMERITYRE CORPORATION

/S/Timothy L. Ryan

Timothy L. Ryan

Chief Executive Officer

/S/Michael L. Ford

Michael L. Ford

Controller and Principal Financial Officer