Form 10-K
period 2011-06-30
AMERITYRE CORP
filed 2011-10-13
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

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

Large accelerated filer  ☐      Accelerated filer ☐         Non-accelerated filer    ☐       Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

On September 23, 2011, there were 32,589,297 shares of common stock of the Registrant outstanding, and the market value of common stock held by non-affiliates was $12,634,068 (based upon the closing price of $0.45 per share of common stock as quoted on the NASD: OTCBB).

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement, which will be issued in connection with the 2011 Annual Meeting of Shareholders of Amerityre Corporation, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

AMERITYRE CORPORATION
2011 ANNUAL REPORT ON FORM 10-K

iii

AMERITYRE CORPORATION
2011 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1.  BUSINESS

Overview

Amerityre incorporated as a Nevada corporation on January 30, 1995 under the name American Tire Corporation and changed its name to Amerityre Corporation in December 1999.

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

Products

Our polyurethane material technology is based on two proprietary formulations; closed-cell polyurethane foam, which is a lightweight material with high load-bearing capabilities for low duty cycle applications; and Elastothane®, a high performance polyurethane elastomer with high load-bearing capabilities for high duty cycle applications.  We are concentrating on three segments of the tire market: low duty cycle foam tires, solid forklift tires and agricultural tires.

Closed-Cell Polyurethane Foam Tires

We currently manufacture several lines of closed-cell polyurethane foam tires for bicycles, hand trucks, lawn and garden, wheelbarrow, and medical mobility products.  Our closed-cell polyurethane foam products are often referred to as flat-free because they have no inner tube, do not require inflation and will not go flat even if punctured.  Our closed-cell polyurethane foam tires are mounted on the wheel rim in much the same way as a pneumatic tire.  Our closed-cell polyurethane foam products are virtually maintenance free, eliminating the need to make tedious puncture repairs and offering superior wear compared to rubber based tires.  Foam tires and components accounted for 91% of fiscal 2011 revenues.

Polyurethane Elastomer Forklift Tires

We have developed solid polyurethane forklift tires made of Elastothane®.  We currently produce and sell over 20 sizes for Class 1, 4 and 5 forklifts.  We believe our tires are superior to rubber tires as they are non-marking, more energy efficient, carry greater load weight, operate in lower temperature environments and have longer service lives.  Fork tires accounted for 5% of fiscal 2011 revenues.

Agricultural Tires

Amerityre has developed two products for the agricultural tire market, one used in irrigation and one used in planting.  Both products have successfully field tested and we are developing sales and marketing strategies and manufacturing plans for these products.  Agricultural tires accounted for 4% of fiscal 2011 revenues.

Raw Materials and Supplies

The two principal chemical raw materials required to manufacture our products are known generically as polyols and isocyanates.  We purchase our chemical raw materials from multiple suppliers.  In addition, we purchase various quantities of additional chemical additives that are mixed with the polyols and isocyanates.  These additional chemicals are also available from multiple suppliers.  Critical raw materials are generally sourced from at least two vendors to assure adequate supply and price competition.

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

In addition to the chemical raw materials, we purchase steel and plastic wheel components for use in tire and wheel assemblies.  We purchase these components from multiple third-party suppliers.  In fiscal 2011 and 2010 we experienced price increases for steel wheel components but no supply delays or shortages.  However, we anticipate that we may experience an increase in steel wheel components at such time as the Chinese government cancels any export rebates it may be currently providing Chinese wheel manufactures. We believe that we can continue to purchase wheel components from multiple sources without any difficulty.

Operations/Manufacturing

Our closed-cell polyurethane foam products are primarily manufactured utilizing multiple stationed carousel centrifugal molding presses.  We produce closed-cell foam products using these presses by pouring a proprietary polyurethane formula into a mold, which then spreads out in the mold through centrifugal force.  The molding process occurs by reacting monomeric diphenylmethane diisocyanate (MDI) with polyol and other chemicals.  The chemical reaction causes a cross linking of the chemicals, which thereafter become solid.  The manufacturing process for a closed-cell polyurethane foam product takes less than two minutes.  The closed-cell polyurethane foam product can then be removed from the mold and the process is repeated.

All of our closed-cell polyurethane foam products are inspected following the manufacturing process and prior to shipment to ensure quality.  Any closed-cell foam products considered by our quality control personnel to be defective are disposed of through traditional refuse collection services or can be ground into pellets, which can be melted and reused to make other products and reduce waste of raw materials.  During fiscal 2001 we implemented similar quality control procedures to the Elastothane™ products that we produce.

Information Systems

We use commercial computer aided design (CAD) software in connection with engineering and designing our products.  This software allows us to integrate our proprietary manufacturing and production data with our design technology, enabling our engineering department to leverage our previous manufacturing and test results to predict the performance characteristics of new product designs.  For general business purposes, we use commercially available software for financial, distribution, manufacturing, customer relationships and payroll management.

Sales, Marketing and Distribution

We have one full-time sales person and five independent representatives actively targeting customers that utilize tires in significant volume.  Our sales representatives are also working to establish broader distribution for our products in the aftermarket by contacting major regional distributors, retail cooperatives and chains that distribute and otherwise sell our products.  We currently distribute from one location in Boulder City, NV.

We continue looking for international marketing partners for overseas sales of our products.

Customers

We have two customers who accounted for 37% and 31% of our sales for the years ended June 30, 2011 and 2010, respectively.  We believe that the loss of either of these customers would have a material adverse effect on our business.  In general, our customers include OEMs of lawn and garden products, and outdoor power equipment, regional distributors, retail cooperatives and chains that sell lawn and garden products, bicycle tires and hand truck tires to the aftermarket.

Competition

There are several companies that produce not-for-highway-use or light-use tires from polyurethane foam such as Green Tire manufactures in the UK; Carefree Tire manufactures in China; Marathon Tire manufactures in China; Custom Engineered Wheels (Spartech) and Krypton manufactures in India.  We believe our closed-cell polyurethane foam tires differ from the polyurethane foam tires offered by the above competitors because our products contain millions of closed-cell versus open-cell air bubbles.  By closing the cells, our products have higher load bearing characteristics than tire products with open-cell polyurethane foam, while effectively producing a ride quality comparable to a pneumatic tire.

In addition to manufacturers of polyurethane foam tires, we compete directly with companies that manufacture and market traditional not-for-highway-use, low-duty pneumatic, semi-pneumatic, and solid tires made from rubber.  The not-for-highway use tire industry has historically been highly competitive and several of our competitors have financial resources that substantially exceed ours. In addition, many of our competitors are very large companies, such as Kenda, Taiwan; Maxxis International, Taiwan; Cheng Shin, China; and Carlisle Tire, USA; that have established brand name recognition, have established distribution networks for their products, and have developed consumer loyalty to such products.

Intellectual Property Rights

We seek to obtain patent protection for, or to maintain as trade secrets, those inventions that we consider important to the development of our business.  We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and branding.  We control access to our proprietary technology and enter into confidentiality agreements with our employees and other third parties.  We own twelve issued U.S. patents and have a number of additional pending U.S. and foreign patent applications.  We use various trademarks in association with marketing our products, including the names Amerityre®, Elastothane®, Arcus®,  Atmospheric®,  Amerifill®, Tire Technology for the 21st Century®, Flexfill®, Kik® and Kryon®.

Trade Secrets

Our polyurethane material technology is based on two key proprietary formulations, a closed-cell polyurethane foam, which is a lightweight material with high load-bearing capabilities for low duty cycle applications, and a polyurethane elastomer, which is a high performing material with high load-bearing capabilities for high duty applications.

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

Patents

Set forth in the schedule below are patents that have been issued or for which a patent application is pending with respect to our technology.

Description of Patent	U.S. Patent App/Serial No.	Issued Date or Date Filed	Brief Description/Purpose
Improved Method and Apparatus for Making Tires and the Like	6,165,397	12/26/2000	Applies to pouring the material at the inside diameter (where the tire starts) during the manufacturing process
Run-Flat Tire with Elastomeric Inner Support	6,679,306	1/20/2004	Applies to a polyurethane insert within a tire to create a “run-flat” system
Method and Apparatus for Vacuum Forming a Wheel from a Urethane Material	7,377,596	4/29/2005
Applies to the method we employ to coat a light gauge steel or aluminum wheel by evacuating air from the mold while moving material through the mold utilizing a vacuum process to eliminate pockets of air within the matrix of the material. The resulting product becomes a “Composite” wheel.

Elastomeric Tire with Arch Shaped Shoulders	6,971,426	12/06/2005	Applies the design of the Arcus® run-flat tire (the first polyurethane elastomer tire to run with or without air)
Method for Manufacturing a Tire with Belts, Plies and Beads Using a Pre-cured Elastomer and Cold Rolling Method	6,974,519	12/13/2005	Applies to how we put the plies, beads and belts on a mandrel or bladder to be placed inside a mold for manufacturing a tire
Plies Sleeve for Use in Forming an Elastomeric Tire	7,438,961	1/10/2006	Applies to the how the tire beads and tire plies are assembled prior to putting them on a mandrel or a core/bladder
Improved Vacuum Forming Apparatus for Vacuum Forming a Tire, Wheel or Other Item from an Elastomeric Material	7,527,489	5/22/2006	Applies to an improvement in the vacuum forming equipment used to manufacture a tire and other items
Method and Apparatus for Vacuum Forming a Wheel from a Urethane Material	7,377,596	5/27/2008
Applies to the method we employ to coat a light gauge steel or aluminum wheel by evacuating air from the mold while moving material through the mold utilizing a vacuum process to eliminate pockets of air within the matrix of the material. The resulting product becomes a “Composite” wheel.

Method for Vacuum Forming an Elastomeric Tire	Pending	5/30/2008	Applies to polyurethane tires and methods we employ to evacuate air from mold while moving material through the mold.
Run Flat Tire Insert System	7,398,809	7/15/2008	Applies to how to utilize an insert on a wheel within a corresponding pneumatic tire
Method and Apparatus for Vacuum Forming an Elastomeric Tire	7,399,172	7/15/2008
Applies to polyurethane tires and the method we employ to evacuate air from the mold while moving material through the mold utilizing a vacuum process to eliminate air pockets within the matrix of the material

Method for Filling a Tire and Wheel with a Closed Cell Foam	Pending	10/31/2008	Applies to how filling a tire and wheel assembly cavity with flexible closed cell polyurethane foam
System for Retreading a Transport Tire with Polyurethane Tread	Pending	8/20/2009	Applies to method we employ to retread transport tires with polyurethane tread.
Process for Forming an Airless Spare Tire	Pending	9/7/2011	Applies to the process we employ to manufacture an automobile spare tire from polyurethane.

Trademarks

Set forth in the schedule below are the United States trademarks that have been registered.

Trademarks	Registration/Serial #	Issued/Filed
Amerityre®	2,401,989	8/14/2001
Elastothane®	3,139,489	9/9/2003
Arcus®	2,908,077	12/1/2003
Atmospheric®	3,089,313	5/9/2006
Logo®	3,118,909	7/25/2006
Amerifill®	3,440,176	3/18/2008
Tire Technology for the 21st Century®	3,190,582	1/2/2007
Flexfill™	3,499,944	9/9/2008
Kik™	3,608,633	4/21/2009
Kryon®	4,009,423	9/9/2011

We also own certain trademark applications and/or trademark registrations relating to the Arcus trademark in several foreign jurisdictions.

Employees

As of August 31, 2011, we had 16 full-time employees and 2 part-time employees, including 8 salaried and 10 hourly employees.  We may hire temporary labor for manufacturing needs as required.  We believe that we will be able to hire a sufficient quantity of qualified laborers in the local area to meet our employment needs.  Our manufacturing process does not require special training, other than orientation to our production techniques and specific equipment.  None of our employees is represented by a labor union or a collective bargaining agreement.  We consider our relations with our employees to be good.

Research and Development

Our current research and development activities are focused primarily on product improvement (i.e., forklift tires and agriculture tires) and cost efficient manufacturing processes.  Due to the Company’s limited resources, tire projects which are contingent on additional development, such as composite and automotive tires, have been put on hold and will be revisited at a later date.  Research and development expenses were $22,795 and $122,409, for fiscal 2011 and 2010, respectively.

ITEM 1A. RISK FACTORS

Due to our history of operating losses, our auditors are uncertain that we will be able to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern.  For the years ended June 30, 2011 and 2010, we had net losses of approximately $841,000 and $1,403,000, respectively.  The independent auditors’ report issued in conjunction with the financial statements for the year ended June 30, 2011 contains an explanatory paragraph indicating that the foregoing matters raise substantial doubt about our ability to continue as a going concern. We cannot guarantee that we can generate net income, increase revenues or successfully expand our operation in the future, and if we cannot do so, the company may not be able to survive and any investment in the company may be lost.

Because our auditors have expressed a going concern opinion, our ability to obtain additional financing could be adversely affected.

We have incurred significant losses since inception, which have resulted in an accumulated deficit of $56,887,084 at June 30, 2011.   Because of these continued losses and our accumulated deficit, we have included a going concern paragraph in Note 5 to our financial statements included in this report, addressing substantial doubt about our ability to continue as a going concern. This going concern paragraph could adversely affect our ability to obtain favorable financing terms in the future or to obtain any additional financing if needed.

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

In order to succeed as a company, we must continue to manufacture quality products and sell adequate quantities of products at prices sufficient to generate profits.  We may not accomplish these objectives.  Even if we are successful in increasing our revenue base, a number of factors may affect future sales of our products.  These factors include whether competitors produce alternative or superior products and whether the cost of implementing our products is competitive in the marketplace.

In addition, we are attempting to increase revenues through licensing our technology and manufacturing rights, and selling polyurethane chemical systems to customers that produce their own products.  If these proposals are not viable in the marketplace, we may not generate significant revenues from these efforts.

If holders of our secured convertible promissory notes do not choose to convert the notes to shares of our common stock, we may have difficulty obtaining the necessary funds to pay principal and interest in cash when due.

During the year ended June 30, 2011, we closed a private placement of secured convertible promissory notes (the “Notes”). We sold an aggregate of $755,800 in Notes. The Notes were for a term of one year with simple interest of 6%. The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share. As an incentive to convert, if a holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion. However, if a holder does not elect such conversion, we are obliged to repay the principal and interest in cash. At this filing date, some holders have converted into shares, some have redeemed for cash and the remaining holders have extended their maturity until December 15, 2011. If several of the outstanding note holders demand cash repayment, it could severely impact our cash flow, limit our ability to make necessary capital improvements and prevent us from completing our business plans or expanding our production capability.

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

Our business operations are subject to a variety of national, state and local laws and regulations, many of which deal with the environment and health and safety issues. We believe we are in material compliance with applicable environmental and worker health and safety requirements. However, material future expenditures may be necessary if compliance standards change or material unknown conditions that require remediation are discovered. If we fail to comply with present and future environmental and worker health and safety laws and regulations, we could be subject to future liabilities or interruptions in our operations, which could have a material adverse effect on our business.

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

We have been granted a number of  U.S. patents and have several U.S. patent applications pending relating to certain aspects of our manufacturing technology and use of polyurethane to make tires and we may seek further patents on future innovations.  Our ability to either manufacture products or license our technology is substantially dependent on the validity and enforcement of these patents and patents pending.  We cannot guarantee that our patents will not be invalidated, circumvented or challenged, that patents will be issued for our patents pending, that the rights granted under the patents will provide us competitive advantages or that our current and future patent applications will be granted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of June 30, 2011, we did not have any unresolved comments with the staff of the Securities and Exchange Commission.

ITEM 2. PROPERTIES

In April 2011, we negotiated an extension to the lease for our executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square-foot building, which includes approximately 5,500 square-feet of office space, situated on approximately 4.15 acres.  The one year lease extension commenced on June 15, 2011and the base rent will remain at $15,000 per month.  All other terms and conditions of the building lease will remain in effect.

ITEM 3. LEGAL PROCEEDINGS

As of June 30, 2011, we were not involved in any legal proceedings.

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

Fiscal year ended June 30,	High	Low

2011
Fourth Quarter	$0.30	$0.12
Third Quarter	$0.32	$0.21
Second Quarter	$0.35	$0.20
First Quarter	$0.49	$0.26

2010
Fourth Quarter	$0.51	$0.31
Third Quarter	$0.72	$0.30
Second Quarter	$0.58	$0.22
First Quarter	$0.88	$0.17

The closing price of our common stock on the NASDAQ’s OTC Bulletin Board on September 30, 2011 was $0.45 per share.  As of September 30, 2011 there were approximately 490 holders of record of our common stock and 32,589,297 shares of common stock outstanding based on information provided by our transfer agent, Interwest Transfer Company, 1981 E. Murray-Holladay Road, Holladay, Utah 84117.

On September 3, 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes are for a term of one year with simple interest of 6%.  The principal and interest are due at maturity if the note holders decide not to convert the note into common shares.  The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  If the holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion.  No officers, directors or affiliates of the Company participated in the private placement.  The Notes were sold pursuant to subscription documents between the Company and each investor.  We believe the offer and sale of the securities described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D thereunder because the securities were sold to accredited investors in a transaction not involving a public offering. At this filing date, some holders have converted, some have been paid in cash and some have extended the payment deadline until December 15, 2011.

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

We are concentrating on three segments of the tire market: low duty cycle foam tires, solid forklift tires and agricultural tires. Our most recent activities in these areas are set forth below:

Low duty cycle foam tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and retail stores accounts for most of our revenue at this time. We have the ability to produce a broad range of products for the low duty cycle tire market. We are continuing our marketing efforts and expanding our product lines.

Solid forklift tires – Throughout our third fiscal quarter and April, we engaged numerous technical specialists to help us complete development of a marketable forklift tire.  The Company recommenced commercial sales of forklift tires in the fourth fiscal quarter.

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

Valuation of Intangible Assets and Goodwill

At June 30, 2011, the Company had capitalized patent and trademark costs, net of accumulated amortization, totaling $541,826. The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350). We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable. We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  Per the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718), stock-based compensation expense recognized for the fiscal years ended June 30, 2011 and 2010 was $43,932 and $74,263, respectively.

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

The following summary table presents a comparison of our results of operations for the fiscal years ended June 30, 2011 and 2010 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Fiscal Year Ended June 30,		Percent Change
	2011	2010	2011 vs. 2010
	(In 000’s)	(In 000’s)
Net revenues	$3,679	$3,698	(0.5)
Cost of revenues	2,329	2,561	(9.0)
Gross profit	1,350	1,137	18.7
Selling, general, and administrative expenses (1)	1,876	2,154	(18.0)
Research and development expenses	23	122	(81.1)
Consulting expenses	127	-	127.0
Depreciation and amortization expenses	238	265	(10.2)
(Gain)/Loss on sales and impairment of assets	(6)	3	300.0
Gain on settlement	(110)	-	100.0
Other Income/(Expense)	(43)	4	(1175.0)
Net loss	$(841)	$(1,403)	(40.0)
(1)	Includes deferred compensation for employee stock options of $43,932 and $74,263 for the fiscal years ended June 30, 2011 and 2010, respectively.

Year Ended June 30, 2011 Compared to the Year Ended June 30, 2010

Net revenues.   Net revenues of $3,679,040 for the year ended June 30, 2011, represents a 0.5% decrease over net revenues of $3,698,829 for the year ended June 30, 2010. Net revenues decreased largely due to the absence of equipment sales in fiscal 2011 as compared with $224,838 of equipment sales for the same period in 2010. Product revenues of $3,679,040 for the year ended June 30, 2011 represents a 5.9% increase over product revenues of $3,473,991 for the same period last year. The shift in equipment revenues reflects management’s emphasis to focus on profitable product sales. We anticipate revenues will increase notably due to our improved forklift and agricultural product lines.

Cost of revenues.  Cost of revenues for the year ended June 30, 2011 of $2,329,139 represents a 9.1% decrease compared to the same period in fiscal 2010. Cost of revenues for the year ended June 30, 2011 related to products was $2,329,139 or 63.3% of revenues compared to $2,373,777 or approximately 68.3% of product revenues for the same period last year. The improvement in our cost of revenues for Products is due to a sales mix of higher gross margin products versus the prior year. We believe there is sufficient low duty cycle foam tire manufacturing equipment and resources to increase production without incurring a proportionate increase in labor costs.

Gross profit.  Gross profit for the year ended June 30, 2011 of $1,349,901 represents an 18.7 % increase over gross profit of $1,137,465 for the same period in 2010. The fiscal 2011 gross profit reflects a 36.7% gross margin for product sales compared to a gross margin on product sales of 31.7% for fiscal 2011. Gross margin for product sales in fiscal 2011 improved largely due to the change in sales mix mentioned above.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) of $1,839,459 for the year ended June 30, 2011 represents a 13.9% decrease from the SG&A expenses of $2,136,868 for the same period in 2010. We anticipate general and administrative costs to remain relatively constant, however selling expenses will increase with revenue growth primarily due to marketing efforts and sales commissions.

Research and development expenses.  Research and development expenses for the year ended June 30, 2011 were $22,795, an 81.4 % decrease in the research and development expenses for fiscal 2010 of $122,409. The decrease in research and development expenses reflects management’s efforts to transition the Company from research and development to manufacturing and sales. Ongoing research and development efforts are primarily focused on improvements in existing products and the manufacturing process.

Consulting expenses.  Consulting expenses for the year ended June 30, 2011 were $127,188 compared to no consulting expenses for fiscal 2010. The Board of Directors has engaged a number of management, financial and manufacturing consultants to assist in the management of the Company. Consulting expenses are expected to fluctuate from time to time due to the need for qualified personnel to assist us with production and system needs.

Depreciation and amortization expenses.  Depreciation and amortization for the year ended June 30, 2011 were $238,251 compared to $264,793 for fiscal 2010. The 10% decrease between years is primarily due to an increase in the number of fully depreciated assets.

Net loss.  The net loss for the year ended June 30, 2011 of $841,133 represents a 40.0 % decrease from the net loss for the year ended June 30, 2010 of $1,402,731. The decrease in the net loss between periods is primarily due to a change in sales mix to higher gross margin products and the decrease in SG&A expenses as a result of our overall cost cutting efforts.

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

Cash Flows

The following table sets forth our consolidated cash flows for the fiscal years ended June 30, 2011 and 2010.

	Years ended June 30,
	2011	2010
	(In 000’s)
Net cash used by operating activities	$(600)	$(808)
Net cash used in investing activities	(107)	(89)
Net cash provided by financing activities	771	932
Net increase in cash and cash equivalents during period	$64	$35

Net Cash Used By Operating Activities. Our primary sources of operating cash during fiscal 2011 came from collected accounts receivable.  Our primary uses of operating cash are payments made to our vendors and employees. Net cash used by operating activities was $599,796 for the year ended June 30, 2011 compared to $807,748 for the same period in 2010.  The decrease in cash used in operating activities is primarily due to extended payment terms obtained from vendors and SG&A cost cutting measures implemented in 2010.

Non-cash items include depreciation and amortization, and stock based compensation.  Our net loss was $841,133 for the year ended June 30, 2011 compared to a net loss of $1,402,731 for the same period in 2010.  The net loss for fiscal 2011 included non-cash expenses of $93,549 for stock-based compensation for services as compared to stock-based compensation for services of $192,263 in fiscal 2010.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $107,336 for the year ended June 30, 2011 and $89,288 for the same period in 2010.  The primary sources and uses of cash flow from investing activities for the year ended June 30, 2011 were related to the sale and acquisition of property and equipment of $112,435, and the abandonment of impaired patents of $5,099. The primary uses of cash flow from investing activities for the year ended June 30, 2010 were related to investments in patents and trademarks of $7,710, and the acquisition of property and equipment of $81,578.

Net Cash Provided by Financing Activities.  During the fiscal year ended June 30, 2011, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes. In connection with the private placement of secured convertible promissory notes, we issued 142,856 shares of restricted common stock as finders' fees.  For the fiscal year ended June 30, 2010, we completed the private placement of our securities at a price of $0.21 per share. We sold an aggregate of 2,416,664 shares of our common stock and received net proceeds of $507,500 in a private placement.  We also received an aggregate loan of $150,000 under a credit agreement with a partnership.  The members of the partnership elected to immediately convert the funds loaned into stock per the credit agreement and, accordingly, we issued an aggregate of 714,285 shares of our common stock in full satisfaction of the loan.  In addition, as of March 31, 2010, we received a total of $240,000 out of $250,000 total proceeds from a private placement that closed in April 2010. We sold an aggregate of 666,666 shares of our common stock and received net proceeds of $240,000.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at June 30, 2011.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$180,000	$180,000	$—	$—	$—

Total contractual cash obligations	$180,000	$180,000	$—	$—	$—

(1)  In April 2011, we negotiated an extension to the lease for our executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square-foot building, which includes approximately 5,500 square-feet of office space, situated on approximately 4.15 acres.  The one year lease extension commenced on June 15, 2011and the base rent will remain at $15,000 per month.  All other terms and conditions of the building lease will remain in effect.

Cash Position, Outstanding Indebtedness, and Future Capital Requirements

Our total indebtedness at June 30, 2011 was $1,583,088 and our total cash and cash equivalents were $127,990 none of which is restricted. Our total indebtedness at June 30, 2011 includes $459,820 in accounts payable, $153,203 in accrued expenses, $755,800 in convertible notes, $42,160 in current portion of long term debt, $37,472 in convertible note accrued interest and $80,793 in deferred directors compensation. We also have $53,840 in long-term liabilities.

In an effort to increase revenues, we have recently expanded our product lines and begun the sale of solid polyurethane elastomer tires. In the past, we offered aggressive sales projections based on our assessment of our planned sales initiatives. Despite the overall downturn experienced in both the U.S. and international economies over the past several quarters, we believe the revenues reported for the fiscal year ended June 30, 2011 are only beginning to reflect our progress toward our sales projections, which we anticipate will become more apparent during the next fiscal year. In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain additional financing or capital sources, to meet our financing requirements, and ultimately to achieve profitable operations.

Although we believe that we will successfully implement our business plan to provide for additional revenues to offset operating costs, management cannot give any assurances that it will be able to do so or that we will ever operate profitably.  Our business plan assumes that, among other items, our revenues will increase from the sale of the new product lines, our raw materials expenses may increase, and our expenses from operations will decrease as a percentage of sales due to the cost reduction measures already implemented.

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $56,887,084 at June 30, 2011 which raises substantial doubt about our ability to continue as a going concern (See Note 5 to the attached financial statements). The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

We have taken certain steps to reduce our operating and financial requirements while expanding our revenues in an effort to enable us to continue as a going concern until such time that revenues are sufficient to cover expenses, including: (1) we implemented numerous cost reduction measures, including reduced officer and board cash compensation, over the last seven months of the 2009 fiscal year that remained in effect through fiscal 2011. We intend to reduce selling, general and administrative expenses as a percentage of sales throughout fiscal 2012; (2) we continue to monitor and revise the selling prices for our products to adjust for raw material increases; (3) we have focused our primary sales and marketing efforts on three product areas with products already in production (low duty cycle foam tires, solid forklift tires and agricultural tires) and expect to continue to increase sales in all three segments during the 2012 fiscal year.  We expect the increase in revenues from the expanded sales activity should reduce net loss in the near term and move us closer to profitability.

To supplement our cash needs during the 2011 fiscal year, on September 3, 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.

In connection with the preparation of our financial statements for the year ended June 30, 2011, we have analyzed our cash needs for fiscal 2012. Based on this analysis, we concluded that our available cash, including the cash raised in the September 2010 private placement of convertible promissory notes, should be sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for fiscal 2012. We may also issue common stock in lieu of cash as compensation for certain employment, development, and other professional services. However we believe we may need additional capital if our sales revenues do not meet our expectations. In any case, we will most likely need additional capital to fully implement our business plans.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are included on the pages immediately following the Index to Financial Statements appearing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants, HJ & Associates, LLC, or disagreements with them on matters of accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we have discovered two material weaknesses in our internal control system.

1)  Internal Control Testing - We have determined that the internal control testing performed during the first three quarters of fiscal year 2011was inadequate.  This results in a reasonable possibility that the Company’s controls will fail to prevent or detect a misstatement.  During the fourth quarter of fiscal year 2011 we improved our testing which we believe has remediated this weakness.  We have also begun a process of updating our controls and the associated testing for assessment purposes to ensure compliance in the future.

 2) Adequate Closing Procedures  - The Company’s controls failed to ensure the timely completion of year-end closing procedures which resulted in audit adjustments and delays in the completion of the financial statements.  We evaluated this weakness and determined that it was an isolated event caused by the lack of sufficient cross-training.  Subsequent to year end we now have sufficient personnel available and cross-trained to close the the books in a timely fashion ensuring that they are complete and accurate.

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

Amerityre Corporation

October 13, 2011

By:

/s/ Timothy L. Ryan
Timothy L. Ryan
Chief Executive Officer

/s/ Michael L. Ford
Michael L. Ford
Controller and Principal Financial Officer

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our proxy statement related to our 2011 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than October 28, 2011 (120 days after the end of the fiscal year covered by this Annual Report on Form 10-K).

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

Dated:  October 13, 2011

AMERITYRE CORPORATION

By: /s/Timothy L. Ryan
Timothy L. Ryan Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of October 2011.

/s/ Timothy L. Ryan	/s/Michael L. Ford
Timothy L. Ryan Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	Michael L. Ford Controller and Principal Accounting Officer (Principal Financial Officer)

/s/Louis M. Haynie	/s/Henry D. Moyle
Louis M. Haynie Director	Henry D. Moyle Director

/s/Frank Dosal	/s/Silas O. Kines
Frank Dosal Director	Silas O. Kines Director

/s/John J. Goldberg	/s/Gary Tucker
John J. Goldberg Director	Gary Tucker Director

/s/L. Wayne Arnett
L. Wayne Arnett Director

AMERITYRE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Amerityre Corporation
Boulder City, Nevada

We have audited the accompanying balance sheets of Amerityre Corporation as of June 30, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerityre Corporation as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC
Salt Lake City, Utah
October 13, 2011

AMERITYRE CORPORATION
Balance Sheets

	June 30, 2011	June 30, 2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$127,990	$63,822
Accounts receivable – net	588,001	470,173
Inventory	696,220	583,228
Deferred debt issuance cost	8,522	-
Prepaid and other current assets	79,260	26,661

Total Current Assets	1,499,993	1,143,884

PROPERTY AND EQUIPMENT
Leasehold improvements	162,683	162,683
Molds and models	707,020	577,630
Equipment	3,012,870	2,938,588
Leased Equipment	27,900	-
Furniture and fixtures	100,142	100,142
Software	286,046	286,046
Less – accumulated depreciation	(3,488,756)	(3,289,881)

Total Property and Equipment	807,905	775,208

OTHER ASSETS
Patents and trademarks – net	541,826	576,301
Deposits	36,000	36,000

Total Other Assets	577,826	612,301

TOTAL ASSETS	$2,885,724	$2,531,393

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)
	June 30, 2011	June 30, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$459,820	$298,393
Convertible notes	755,800	-
Accrued expenses	153,203	304,184
Current portion of long term debt	42,160	-
Interest accrued on convertible notes	37,472	-
Deferred directors compensation	80,793	-

Total Current Liabilities	1,529,248	602,577

Long term debt	53,840	-

Total Long Term Debt	53,840	-

TOTAL LIABILITIES	1,583,088	602,577

COMMITMENTS AND CONTINENCIES (NOTE 2)

STOCKHOLDERS’ EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 shares authorized of $0.001 par value, 32,251,297 and 31,819,385 shares issued and outstanding, respectively	32,251	31,819
Additional paid-in capital	58,500,707	58,339,476
Accrued interest on notes receivable	-	(1,461)
Notes receivable	(343,238)	(395,067)
Retained deficit	(56,887,084)	(56,045,951)

Total Stockholders’ Equity	1,302,636	1,928,816

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,885,724	$2,531,393

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statement of Operations

	For the Years Ended June 30,
	2011	2010

NET REVENUES
Products	$3,679,040	$3,473,991
Equipment	-	224,838

Total Net Revenues	3,679,040	3,698,829

COST OF REVENUES
Products	2,329,139	2,373,777
Equipment	-	187,587

Total Cost of Revenues	2,329,139	2,561,364

GROSS PROFIT	1,349,901	1,137,465

EXPENSES
Consulting	127,188	-
Depreciation and amortization	238,251	264,793
Research and development	22,795	122,409
Bad debt expense	36,693	17,103
(Gain)/Loss on sale or impairment of assets	(6,000)	3,118
Selling, general and administrative	1,839,459	2,136,868

Total Expenses	2,258,386	2,544,291

LOSS FROM OPERATIONS	(908,485)	(1,406,826)

OTHER INCOME/(EXPENSE)
Gain on settlement of accrued liability	110,000	-
Interest income	15,081	19,089
Miscellaneous income	21,220	-
Interest expense	(78,949)	(14,994)

Total Other Income	67,352	4,095

NET LOSS	$(841,133)	$(1,402,731)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	32,064,182	30,035,266

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Notes Receivable	Accrued Interest	Accumulated Deficit
Balance, June 30, 2009	26,233,644	$26,233	$56,897,608	$(438,206)	$-	$(54,643,220)
Common stock issued for services at $0.21 per share	300,000	300	62,700	-	-	-
Common stock issued for accrued board compensation	131,250	131	22,035	-	-	-
Common stock issued for legal services at$0.25 per share	28,000	28	6,972	-	-	-
Common stock for cash at $0.21 per share	2,416,664	2,417	505,083	-	-	-
Common stock issued for note payable at $0.21 per share	714,285	714	149,286	-	-	-
Common stock issued for services at $0.42 per share	30,952	31	12,969	-	-	-
Common stock issued in conversion of notes payable at $0.27 per share	1,151,094	1,151	309,645	-	-	-
Common stock issued for services at $0.31 per share	25,806	26	7,974	-	-	-
Common stock issued to a director for extraordinary services at $0.35 per share	40,000	40	13,960	-	-	-
Common stock issued for cash at $0.375 per share	666,666	667	249,333	-	-	-
Common stock issued for board comp. at $0.29 per share	131,024	131	37,869	-	-	-
Accrued interest on note receivable	-	-	-	-	(19,089)	-
Payment on note receivable and accrued interest	(50,000)	(50)	(26,050)	43,139	17,628	-
Stock based compensation-employee options	-	-	74,263	-	-	-
Accrued stock based compensation	-	-	15,833	-	-	-
Net loss for the year ended June 30, 2010	-	-	-	-	-	(1,402,731)
Balance, June 30, 2010	31,819,385	$31,819	$58,339,476	$(395,067)	$(1,461)	$(56,045,951)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Notes Receivable	Accrued Interest	Accumulated Deficit
Balance, June 30, 2010	31,819,385	$31,819	$58,339,476	$(395,067)	$(1,461)	$(56,045,951)
Common stock issued to director for extraordinary services at $0.36 per share	25,000	25	8,975	-	-	-
Common stock issued for services at$0.35 per share	142,856	143	49,857	-	-	-
Common stock issued for services at $0.38 per share	76,482	76	28,987	-	-	-
Common stock issued for board compensation at $0.29 per share	158,608	159	45,837	-	-	-
Common stock issued for services at $0.29 per share	5,000	5	1,445	-	-	-
Common stock issued for employment settlement at $0.29 per share	68,966	69	19,931	-	-	-
Common stock issued for employment settlement at $0.27 per share	75,000	75	20,175	-	-	-
Accrued interest on note receivable	-	-	-	-	(4,343)	-
Payment on note receivable and accrued interest	(120,000)	(120)	(42,080)	51,830	5,804	-
Reversal of previously recorded stock based compensation	-	-	(15,829)	-	-	-
Accrued stock based compensation	-	-	43,932	-	-	-
Net loss for the year ended June 30, 2011	-	-	-	-	-	(841,133)
Balance, June 30, 2011	32,251,297	$32,251	$58,500,707	$(343,238)	$-	$(56,887,084)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows

	For the Years Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(841,133)	$(1,402,731)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	238,251	264,793
Change in allowance for bad debt	(178,400)	(41,650)
Loss on sale or impairment of assets	(5,237)	3,118
Common stock issued/accrued for services	49,617	118,000
Accrued stock based compensation	49,314	63,000
Gain on settlement of accrued liability	(110,000)	-
Amortization of debt issuance cost	41,478	-
Stock-based compensation expense related to employee options	43,932	74,263
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	60,574	51,911
(Increase)/Decrease in prepaid and other current assets	(52,600)	1,825
(Increase)/Decrease in other assets	-	125,289
(Increase)/Decrease in accrued interest	(4,410)	(1,461)
(Increase)/Decrease in inventory and change in inventory reserve	(140,893)	58,859
(Decrease) Increase in accounts payable and accrued expenses	249,711	(122,964)
Net Cash Used by Operating Activities	(599,796)	(807,748)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	5,099	(7,710)
Proceeds from the sale of property and equipment	6,000	-
Purchase of property and equipment	(118,435)	(81,578)
Net Cash Used by Investing Activities	(107,336)	(89,288)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants	-	757,499
Proceeds from the sale of convertible note	755,800	-
Cash received on note receivable	15,500	24,725
Cash received on convertible notes payable	-	150,000
Net Cash Provided by Financing Activities	771,300	932,224
NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	64,168	35,188
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	63,822	28,634
CASH AND CASH EQUIVALENTS AT END OF YEAR
	$127,990	$63,822

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows

	For the Years Ended June 30,
	2011	2010
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
Related party interest payment	$-	$33,716
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2011 and 2010

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

d. Basic and Fully Diluted Net Loss Per Share

Basis and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	2011	2010
Loss (numerator)	$(841,133)	$(1,402,731)
Shares (denominator)	32,064,182	30,035,266
Per share amount	$(0.03)	$(0.05)

The Company’s outstanding stock options and warrants have been excluded from the basic net loss per share calculation. The Company excluded 225,000 and 844,780 common stock equivalents for the years ended June 30, 2011 and 2010, respectively because they are anti-dilutive.

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

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2011 and 2010

f. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Net deferred tax assets consist of the following components as of June 30, 2011 and 2010:

	2011	2010
Deferred tax assets:
NOL Carryover	$17,459,069	$17,118,518
Contribution Carryover	-	68
Deferred Revenue	-	24,375
Allowance for Doubtful Accounts	22,998	92,574
Related Party Accruals	24,375	-
Accrued Compensation	46,508	58,500
Inventory Reserve	17,564	17,782
R & D Carryover	195,374	195,374
Accrued Vacation	(3,833)	-
Deferred tax liabilities
Depreciation	(235,115)	(140,375)
Valuation allowance	(17,526,940)	(17,366,816)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2011 and 2010 due to the following:

	2011	2010
Book Income	$(328,042)	$(547,065)
Depreciation	(30,685)	21,292
Meals & Entertainment	2,176	1,920
Stock for Services	78,940	99,553
Accrued Vacation	3,833	-
Related party expenses	-	(6,146)
Deferred Revenue	-	21,728
Inventory Reserve	(218)	1,261
Receivable reserve	(69,576)	(16,244)
Loss on Asset Disposal	(38)	(71)
Accrued Compensation	(11,993)	-
Accrued Liability Settlement	42,900	-
Valuation allowance	312,703	423,772
	$-	$-

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2011 and 2010

At June 30, 2011, the Company had net operating loss carry-forwards of approximately $44,876,800 that may be offset against future taxable income from the year 2011 through 2031. No tax benefit has been reported in the June 30, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

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

The Company files income tax returns in the U.S. federal jurisdiction, and in Utah.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

We adopted the provisions of Accounting Standards Codification 740, Income Taxes (ASC 740), on January 1, 2007. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of June 30, 2011 the Company had no accrued interest or penalties related to uncertain tax positions.

g. Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs. The inventory consists of chemicals, finished goods produced in the Company’s plant and products purchased for resale.

	2011	2010
Raw Materials	$228,580	$119,658
Finished Goods	467,641	463,660
Total Inventory	$696,221	$583,228

We had an inventory reserve amount of $45,036 and $45,595 recorded as of June 30, 2011 and 2010, respectively, for items that were deemed to be slow moving based on an analysis of all inventories on hand.

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

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2011 and 2010

Depreciation expense for the years ended June 30, 2011 and 2010 was $208,874 and $231,610, respectively.

i. Revenue Recognition

Revenue for products is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Generally, we ship all of our products FOB origination. License fee revenue is recognized as earned, and no revenue is recognized until the inception of the license term.

j. Patents and Trademarks

Patent and trademark costs have been capitalized at June 30, 2011, totaling $741,676 with accumulated amortization of $199,850 for a net book value of $541,826. Patent and trademark costs capitalized at June 30, 2010 totaled $746,775 with accumulated amortization of $170,474 for a net book value of $576,301. The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not being amortized. Amortization will begin once the patents have been issued. Included in the total patent and trademark costs are $235,769 of patent and trademark costs pending that are not currently being amortized.  Amortization expense for the years ended June 30, 2011 and 2010 was $29,377 and $33,183 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350). Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected, undiscounted cash flows.

The estimated amortization expense, based on current intangible balances, for the next five fiscal years beginning July 1, 2011 is as follows:

2012	$29,278
2013	$28,722
2014	$28,610
2015	$28,610
2016	$28,610

k. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended June 30, 2011 and 2010 was $5,876 and $26,394, respectively.

l. Stock Based-Compensation Expense

Since July 2005, we account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718), formerly SFAS 123(R). Our financial statements as of and for the fiscal years ended June 30, 2011 and 2010 reflect the impact of ASC 718. Stock-based compensation expense recognized under ASC 718 for the fiscal years ended June 30, 2011 and 2010 was $43,932 and $74,263, respectively, related to employee stock options.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for fiscal years ended June 30, 2011 and 2010 assume all awards will vest, therefore no reduction has been made for estimated forfeitures.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2011 and 2010

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

o. Trade Receivables

We generally charge-off trade receivables that are more than 120 days outstanding as bad-debt expense, unless management believes the amount to be collectable. The charge-off amounts are included in selling, general and administrative expenses.  For the fiscal year ended June 30 2011, our bad debt expense was $36,693. During the fiscal year ended June 30, 2010, we recovered a portion of a bad debt expense previously accounted as uncollectable producing a bad debt recovery for the period. For the fiscal year ended June 30, 2010, our bad debt recovery was $17,103.

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

We have two customers who accounted for 37% and 31% of our sales for the years ended June 30, 2011 and 2010, respectively.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2011 and 2010

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

NOTE 2 – COMMITMENTS AND CONTINGENCIES

In April 2011, we negotiated an extension to the lease for our executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square-foot building, which includes approximately 5,500 square-feet of office space, situated on approximately 4.15 acres.  The one year lease extension commenced on June 15, 2011and the base rent will remain at $15,000 per month.  All other terms and conditions of the building lease will remain in effect

Effective April 24, 2009, the Company’s board of directors terminated the employment agreement between the Company and its President and Chief Executive Officer, Gary N. Benninger. Mr. Benninger’s employment agreement had an expiration date of August 31, 2009. Mr. Benninger’s employment agreement provided for termination payments and related accrued benefits.  On December 1, 2010, the Company negotiated a settlement with Mr. Benninger which resulted in the issuance of 68,966 shares of restricted common stock and a cash payment of $20,000.  The shares issued were valued at approximately $20,000 based on the closing price of $0.29 per share on December 1, 2010, the date of board approval.

Also in April 2009, the Company terminated the consulting agreements between the Company and Richard A. Steinke and Manuel Chacon, who had been providing the Company with technology development and chemical formulating services, respectively. Each consulting agreement had an expiration date of August 31, 2009. The consulting agreements did not have a provision for early termination. At June 30, 2009, the Company provided for the contingent liability.

NOTE 3 – STOCK TRANSACTIONS

During the year ended June 30, 2011, the Company had the following stock transactions:

In August 2010, the Company issued 25,000 shares of restricted common stock to a board member for extraordinary services on behalf of the Company. The value of the shares was $9,000 based on the closing price of $0.36 per share on the date of board approval.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2011 and 2010

During September 2010, the Company issued 142,856 shares of common stock to outside consultants for services rendered in connection with the private placements of the convertible notes payable. The value of the shares was $50,000 based on the closing price of $0.35 per share on the date of board approval.

Also in September 2010, the Board of Directors approved a grant of 39,474 shares of the Company’s restricted common stock to the Chief Financial Officer Anders Suarez, and 37,008 shares of the Company’s restricted common stock to the Chief Operating Officer as payment of earned performance bonuses in connection with their respective employment agreements.  The value of the shares was $29,063 based on the closing price of $0.38 per share on the date of board approval.

In December 2010, the Company issued an aggregate of 141,368 shares of its restricted common stock to our non-employee directors as compensation for their services as members of our board of directors for the period June through November 2010. The aggregate value of the shares was $40,997, based on the closing price of $0.29 per share on the date of board approval. The Company also issued 17,240 shares of its restricted common stock to the Chairman of our Audit Committee as compensation for his services as Chairman for the period June through November 2010. The aggregate value of the shares was $5,000, based on the closing price of $0.29 per share on the date of board approval.

During December 2010, the Company issued 5,000 shares of common stock to an outside consultant for services rendered in connection with a government grant. The value of the shares was $1,450 based on the closing price of $0.29 per share on the date of board approval.

Also in December 2010, the Company issued 68,966 shares of common stock to a former employee as part of an employment settlement. The value of the shares was $20,000 based on the closing price of $0.29 per share on the date of board approval.

In May 2011, the Board of Directors approved a grant of 75,000 shares of the Company’s restricted common stock to a former employee as part of a severance agreement. The value of the shares was $20,250 based on the closing price of $0.27 per share on the date of board approval.

During the fiscal year ended June 30, 2011, the Company received 120,000 shares of our restricted common stock as part of the monthly installment payment related to the note receivable outstanding. The shares were returned to the Company for cancellation and included in the Company’s authorized and unissued shares.

NOTE 4 – STOCK OPTIONS AND WARRANTS

General Option Information

In July 2010, the Compensation Committee and the Board of Directors approved the grant of stock option awards to our Chief Executive Office, Michael Kapral (200,000), our Chief Financial Officer, Anders Suarez (100,000), our Chief Operating Officer, James Moore (100,000), and our Chemical Technician, Stephen Harold (50,000). The options are subject to vesting provisions such that one-half of the options are to vest only upon realization of the first profitable fiscal quarter (without including the expense related to the issuance of the options), with the remaining  one-half vesting upon realization of a minimum cumulative profit (4 consecutive profitable fiscal quarters) of $500,000.  The vesting is also contingent on continuing employment. The options are exercisable for three years at an exercise price of $0.50 per share.  The options granted to the aforementioned CEO and CFO were cancel upon their separation of employment.

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

During the fiscal year ended June 30, 2010, we did not issue any options.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2011 and 2010

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

	2011	2010
Risk free interest rate	1.01%	N/A
Expected life	3.0 Years	N/A
Expected volatility	84.23%	N/A
Dividend yield	0.00%	N/A

A summary of the status of our outstanding stock options as of June 30, 2011 and June 30, 2010 and changes during the periods then ended is presented below:

	June 30, 2011		June 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	325,000	$2.54	4,060,000	$6.48
Granted	800,000	$0.50	-	-
Expired/Cancelled	(450,000)	$0.83	(3,735,000)	$6.79
Exercised	-	-	-	-
Outstanding end of period	675,000	$1.26	325,000	$2.54
Exercisable	225,000	$2.79	250,000	$2.74

The following table summarizes the range of outstanding and exercisable options as of June 30, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2011	Weighted Average Remaining Contractual Life
$0.50	450,000	2.02	$0.50	0	2.02
$1.79	125,000	1.87	$1.79	125,000	1.87
$4.04	100,000	1.12	$4.04	100,000	1.12
	675,000			225,000

As of June 30, 2010, the unrecognized stock-based compensation related to stock options was $67,501. At June 30, 2011, there was no unrecognized stock-based compensation related to stock options.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2011 and 2010

NOTE 5 - GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $56,887,084 at June 30, 2011 which raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

To supplement our cash needs during fiscal 2011, in September 2010, we completed a private placement of convertible promissory notes for aggregate proceeds of $755,800.  In connection with the preparation of our financial statements for the year ended June 30, 2011, we have analyzed our cash needs for fiscal 2012. Based on this analysis, we concluded that our available cash should be sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for fiscal 2012. We may also issue common stock in lieu of cash as compensation for certain employment, development, and other professional services. However we believe we may need additional capital if our sales revenues do not meet our expectations. In any case, we will most likely need additional capital to fully implement our business plans. If necessary, we may seek to raise additional capital through the issuance of debt or equity securities. Our ability to obtain financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control.

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

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2011 and 2010

NOTE 7 – CONVERTIBLE NOTES PAYABLE

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

NOTE 8 – SUBSEQUENT EVENTS

On July 6, 2011, the Board of Directors cancelled the “2004 Non-Employee Directors’ Stock Incentive Plan” and approved the “Directors’ 2011 Stock Option and Award Plan” (the “2011 Plan”). The Board of Directors also authorized a total of 3,300,000 shares for the 2011 Plan. Under the terms of the 2011 Plan, each director was granted options to purchase 300,000 shares at that day’s closing price of $0.17 per share. These options will vest over three years as follows, 100,000 on June 30, 2012; 100,000 June 30, 2013; and 100,000 on June 30, 2014. These options expire two years after vesting. The Board member who serves as the Audit Committee Chairperson during the fiscal year will also receive an addition 50,000 options per year under the same terms and conditions.

During September 2011, the secured convertible promissory notes (the “Notes”, see Note 7) matured and note holders elected to either redeem the note for cash, convert the note to common stock or to extend the terms of the note. Of the total $755,800 in notes, $87,500 were redeemed for cash; $180,800 were converted to common stock; and $487,500 were extended to December 15, 2011, under the same terms and conditions. In addition, at the maturity date, all note holders were paid the accrued interest due on each note, which in the aggregate amounted to $45,438.