Form 10-Q
period 2011-09-30
AMERITYRE CORP
filed 2011-11-21
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2011

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

The number of shares outstanding of Registrant’s Common Stock as of November 17, 2011: 33,067,868

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

Our unaudited balance sheet at September 30, 2011 and our audited balance sheet at June 30, 2011; the related unaudited statements of operations for the three months ended September 30, 2011 and 2010; and the related unaudited statement of cash flows for the three months ended September 30, 2011 and 2010, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

	September 30,	June 30,
	2011	2011
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$240,454	$127,990
Accounts receivable – net	528,231	588,001
Inventory	631,112	696,220
Deferred debt issuance cost	-	8,522
Prepaid and other current assets	39,873	79,260

Total Current Assets	1,439,670	1,499,993

PROPERTY AND EQUIPMENT

Leasehold improvements	162,683	162,683
Molds and models	714,743	707,020
Equipment	3,020,950	3,012,870
Leased Equipment	27,900	27,900
Furniture and fixtures	100,142	100,142
Software	286,046	286,046
Less – accumulated depreciation	(3,542,097)	(3,488,756)

Total Property and Equipment	770,367	807,905

OTHER ASSETS

Patents and trademarks – net	550,312	541,826
Deposits	36,000	36,000

Total Other Assets	586,312	577,826

TOTAL ASSETS	$2,796,349	$2,885,724

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	September 30,	June 30,
	2011	2011
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$588,565	$459,820
Convertible notes	655,000	755,800
Interest accrued on convertible notes	2,581	37,472
Deferred directors compensation	30,000	80,793
Current portion of long term debt	42,160	42,160
Accrued Expenses	221,300	153,203

Total Current Liabilities	1,539,606	1,529,248

Long Term Liabilities	53,840	53,840

TOTAL LIABILITIES	1,593,446	1,583,088

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 shares authorized of $0.001 par value, 32,589,297 and 32,251,297 shares issued and outstanding, respectively	32,589	32,251
Additional paid-in capital	58,594,736	58,500,707
Notes receivable	(343,238)	(343,238)
Retained deficit	(57,081,184)	(56,887,084)

Total Stockholders’ Equity	1,202,903	1,302,636

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,796,349	$2,885,724

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,
	2011	2010

NET REVENUES
Products	$1,300,165	$917,646
Equipment	49,000	-

Total Net Revenues	1,349,165	917,646

COST OF REVENUES
Products	837,102	597,187
Equipment	39,845	-

Total Cost of Revenues	876,947	597,187

GROSS PROFIT	472,218	320,459

OPERATING EXPENSES
Consulting	20,115	12,000
Depreciation and amortization	49,505	49,314
Research and development	2,756	6,056
Selling, general and administrative	584,187	551,376

Total Operating Expenses	656,563	618,746

LOSS FROM OPERATIONS	(184,345)	(298,287)

OTHER INCOME (EXPENSE)
Interest income	3,930	4,515
Interest expense	(18,979)	(9,241)
Miscellaneous income	5,294	-

Total Other Income (Expense)	(9,755)	(4,726)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(194,100)	(303,013)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(194,100)	$(303,013)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	32,502,014	31,829,002

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(194,100)	$(303,013)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation & amortization expense	60,661	57,042
Common stock issued for services	58,000	52,562
Return of stock for payment on note receivable	-	(4,343)
Stock-based compensation expense related to director/employee options	23,067	12,777
Amortization of debt issuance cost	8,522	5,687
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	59,769	(18,174)
(Increase) Decrease in prepaid and other current assets	39,388	(2,277)
(Increase) Decrease in inventory and change in inventory reserve	65,109	(137,200)
Increase (Decrease) in accrued interest	-	3,554
Increase (Decrease) in accounts payable and accrued expenses	111,157	115,697
Net Cash Provided/(Used) by Operating Activities	231,573	(217,688)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(15,806)	-
Purchase of property and equipment	(15,803)	(44,789)
Net Cash Used by Investing Activities	(31,609)	(44,789)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of convertible note	-	755,800
Decrease in convertible notes due to redemptions	(87,500)	-
Principal payments on note receivable	-	15,000
Net Cash Provided/(Used) by Financing Activities	(87,500)	770,800

NET INCREASE IN CASH AND CASH EQUIVALENTS	112,464	508,323

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	127,990	63,822

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$240,454	$572,145

NON-CASH FINANCING ACTIVITES
On September 23, 2011, the Company issued 38,000 common shares to investors in the secured convertible promissory notes (the “Notes”) who converted $13,300 of Notes to common stock.

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2011 and June 30, 2011

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2011 Annual Report on Form 10-K.  Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2012.

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

Stock Based-Compensation Expense

Since July 2005, we account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718).  Our financial statements as of and for the three months ended September 30, 2011 and 2010 reflect the impact of ASC 718.  Stock-based compensation expense related to director and employee options recognized under ASC 718 for the three months ended September 30, 2011 and 2010 was $23,067 and $12,777, respectively.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations.  Stock-based compensation expense recognized in our Statements of Operations for the three months ended September 30, 2011 and 2010 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.  We have awarded some options with a performance requirement and no amounts will be recorded until the requirement is met.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended September 30,
	2011	2010
Loss (numerator)	$(194,100)	$(303,013)
Shares (denominator)	32,502,014	31,829,002
Per share amount	$(0.01)	$(0.01)

Our outstanding stock options and warrants have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 5,751,142 and 1,719,780 common stock equivalents for the three months ended September 30, 2011 and 2010, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2011 and June 30, 2011

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

There are no tax positions included in the balance at September 30, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 3 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	September 30, 2011	June 30, 2011
	(Unaudited)
Raw Materials	$165,639	$228,580
Work in Process	15,129	15,355
Finished Goods	495,380	497,881
Inventory Reserve	(45,036)	(45,595)
Total Inventory	$631,112	$696,221

NOTE 4 – CONVERTIBLE NOTES PAYABLE

In September 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes had a one year term with simple interest of 6.0%.  The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  The Notes are secured by all assets of the Company.  Principal and interest are due at maturity of the Notes if the Notes are not converted.  If the holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion.  No officers, directors or affiliates of the Company participated in the private placement.  The Notes were sold pursuant to subscription documents between the Company and each investor.  In connection with the private placement of secured convertible promissory notes, on September 15, 2010, the Company issued 142,856 shares of restricted common stock as finders' fees.  The aggregate value of the shares issued as finders’ fees was $50,000, based on the closing price of $0.36 per share.  In September 2011, $87,500 of the Notes were redeemed; $13,300 of the Notes converted into 38,000 shares of common stock; and $655,000 of the Notes extended maturity until December 15, 2011.  Accrued interest on the Notes payable at September 30, 2011 totals $2,581.

NOTE 5 – NOTE RECEIVABLE

In June 2007, we issued 200,000 shares of common stock in connection with the exercise of 200,000 options at an exercise price of $4.00 per share for aggregate proceeds of $200,000 in cash and an additional two (2) notes in the amount of $300,000 each.  The notes were payable in equal annual installments over a 3 year period and bear interest at 8.5% per annum.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2011 and June 30, 2011

NOTE 5 – NOTE RECEIVABLE, Continued

In December 2008, the original notes were replaced with a single note in the amount of $439,502.  The note was payable in four (4) equal installments and bear interest of 4.5% per annum, together with accrued interest, commencing on November 30, 2009.  A forbearance agreement, signed in December 2009, modified the November 30, 2009 payment to include the payment of unpaid interest plus monthly installments of $7,500 through October 2010 with a balance payment of $27,500 plus accrued interest due on November 1, 2010 which has been received.  During October 2010 and November 2010, we received 20,000 shares each month of our restricted common stock as part of the monthly installment related to our note receivable.  In November 2010, we also received 80,000 shares of our restricted common stock as final payment for the forbearance agreement dated December 2009.  The shares were returned to the company for cancellation and are included in the Company’s authorized and unissued shares.   Payment of the remaining balance of $343,238 has been renegotiated with interest-only monthly installment payments beginning January 1, 2011 and five annual principal payments of approximately $69,000 due beginning December 1, 2011.  This note receivable has been included in the stockholders’ equity section until the shares issued have been paid in full.  The interest and principal payments are only to be made in cash.

NOTE 6 - STOCK OPTIONS AND WARRANTS

General Option Information

On July 6, 2011, the Board of Directors cancelled the “2004 Non-Employee Directors’ Stock Incentive Plan” and approved the “Directors’ 2011 Stock Option and Award Plan”.  The Company also maintains the 2005 Stock Option and Award Plan, which was previously approved by shareholders, for the purpose of granting option awards to its employees and consultants.   Under the 2011 Plan, a total of 3,300,000 shares are authorized for issuance.  Each non-executive director was granted options to purchase 300,000 shares at that day’s closing price, $0.17.  The options vest over three years as follows: 100,000 on June 30, 2012, 100,000 on June 30, 2013 and 100,000 on June 30, 2014.  These options expire two years after vesting.  The Director who serves as Audit Chair during the fiscal year will receive an additional 50,000 options per year under the same terms.  CEO Timothy L. Ryan was granted 200,000 options per year under the same terms, under the 2005 Stock Option and Award Plan.

During the three months ended September 30, 2011, we issued a total of 2,250,000 options.

We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

Risk free interest rate	0.65%
Expected life	3 years
Expected volatility	90.56
Dividend yield	0.00%

A summary of the status of our outstanding stock options as of September 30, 2011 and June 30, 2011 and changes during the periods then ended is presented below:

	September 30, 2011		June 30, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	675,000	$1.26	325,000	$2.54
Granted	2,250,000	$0.17	800,000	$0.50
Expired/Cancelled	-	-	(450,000)	$0.83
Exercised	-	-	-	-
Outstanding end of period	2,925,000	$0.42	675,000	$1.26
Exercisable	225,000	$2.79	225,000	$2.79

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2011 and June 30, 2011

NOTE 6 - STOCK OPTIONS AND WARRANTS, Continued

The following table summarizes the range of outstanding and exercisable options as of September 30, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2011	Weighted Average Remaining Contractual Life
$0.17	950,000	2.75	$0.17	-	-
$0.17	650,000	3.75	$0.17	-	-
$0.17	650,000	4.75	$0.17	-	-
$0.50	450,000	1.77	$0.50	-	-
$1.79	125,000	1.62	$1.79	125,000	1.62
$4.04	100,000	0.87	$4.04	100,000	0.87
	2,925,000			225,000

General Warrant Information

In September 2011, $13,300 of the secured convertible promissory notes (the “Notes”) converted to common stock and the Company issued 19,000 two-year $0.60 warrants in accordance with the terms of the Notes.  The following table summarizes outstanding warrants to purchase our common stock on September 30, 2011:

Number Outstanding	Expiration Date	Exercise Price
19,000	September 15, 2013	$0.60

NOTE 7 - STOCK ISSUANCES

On July 11, 2011, the Company issued 100,000 common shares to CEO Timothy L. Ryan and 100,000 shares to Director L. Wayne Arnett for services provided to Amerityre.

On July 26, 2011, the Company issued 100,000 common shares to a consultant for service provided to Amerityre.

On September 23, 2011, the Company issued 38,000 common shares to investors in the secured convertible promissory notes (the “Notes”) who converted $13,300 of Notes to common stock.

NOTE 8 – GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have historically incurred significant losses, which have resulted in a total retained deficit of $57,081,184 at September 30, 2011, which raises a doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

For the 2012 fiscal year, we have developed a sales plan targeting the agricultural, polyurethane foam and forklift tire markets.  Our sales and marketing efforts have been intensified through the expansion and reorganization of our sales team.  We have also taken steps to reduce our operating and financial requirements including: (1) reduced officer and board cash compensation; (2) reduced selling, general and administrative expense; and (3) revised selling prices for our products to adjust for raw material increases.  We expect the continued expense reduction and anticipate the increase in revenue from our expanded commercialization activities will reduce our net loss and move us closer to profitability.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2011 and June 30, 2011

NOTE 8 – GOING CONCERN, Continued

To supplement our cash needs during the 2011 fiscal year, in September 2010, we completed a private placement of convertible promissory notes for aggregate proceeds of $755,800.  In connection with the preparation of our financial statements for the quarter ended September 2011, we have analyzed our cash needs for the next six months. Based on this analysis, we concluded that our available cash may not be sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  We may issue common stock in lieu of cash as compensation for certain employment, development, and other professional services. However, we may need additional capital if our sales revenue does not meet our expectations.  In any case, as we expand operations to meet or exceed our sales targets, we will most likely need additional working capital to support our growth.

The accompanying financial statements do not include any adjustments that might be necessary in the event we are unable to continue as a going concern.

NOTE 9 – SUBSEQUENT EVENTS

In October 2011, $167,500 of the secured convertible promissory notes (the “Notes”) converted to common shares. The Company issued 478,571 shares and 239,286 two-year $0.60 warrants to retire the $167, 500 of principal.  As of this filing date, there are seven Notes with total principal of $487,500 outstanding.

In November 2011, the Board of Director’s negotiated a settlement to retire the Note Receivable entered into in June 2007 for the purchase of its common stock (see Note 5).  Under the terms of the settlement agreement, the debtor will pay the Company $100,000 and accrued interest of $1,287 in full settlement of the note receivable.  As a related-party transaction, the Note Receivable has been included in the equity section of the balance sheet since its inception.  The outstanding principal balance on the Note Receivable as of September 30, 2011 was $343,238.  The difference between the outstanding balance and the settlement amount will be charged against additional paid-in capital during the quarter ending December 31, 2011.  Over the term of the Note, in addition to cash payments, the debtor has surrendered a large portion of the shares acquired in the original transaction.

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

Overview

Amerityre engages in the development, manufacturing and sale of polyurethane tires.  We believe that we have developed unique polyurethane formulations that allow us to make products with superior performance characteristics, including abrasion resistance and load-bearing capabilities, than conventional rubber tires.  We also believe that our manufacturing processes are more efficient than traditional tire manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat and high pressure that are necessary to cure rubber.  Using our polyurethane technologies, we believe tires can be produced which last longer, are less susceptible to failure and offer improved fuel economy.

We currently serve three segments of the tire market: low duty cycle foam tires, solid forklift tires and agricultural tires.  Our most recent activities in these areas are set forth below:

Low duty cycle foam tires - We currently manufacture closed-cell polyurethane foam tires for bicycles, hand trucks, lawn and garden, and medical mobility products.  Our closed-cell polyurethane foam products are often referred to as flat-free because they have no inner tube, do not require inflation and will not go flat even if punctured.  These foam tires are mounted on the wheel rim in much the same way as a pneumatic tire.  They are virtually maintenance free, eliminating the need to make tedious puncture repairs and offering superior wear compared to rubber based tires.  Polyurethane foam tires accounted for 77% of the first quarter fiscal 2012 revenues.

Solid forklift tires – We have developed solid polyurethane forklift tires made of Elastothane®.  We currently produce and sell over 20 sizes for tires for Class 1, 4 and 5 forklifts.  We believe our tires are superior to rubber tires as they are non-marking, more energy efficient, carry greater load weight, operate in lower temperature environments and have longer service lives.  Fork tires accounted for 8% of the first quarter fiscal 2012 revenues.

Agricultural tires – We have developed two products for the agricultural tire market, one used in irrigation and one used in planting.  Both products have successfully field tested and we are developing sales and marketing strategies and manufacturing plans for these products.  Agricultural tires accounted for 5% of the first quarter fiscal 2012 revenues.

Component and licensing sales accounted for 10% of fiscal first quarter 2012 revenues.

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

Valuation of Intangible Assets and Goodwill

At September 30, 2011, we had capitalized patent and trademark costs, net of accumulated amortization, totaling $550,312.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350). We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable. We consider the following indicators, among others, when determining whether or not our patents are impaired:

•	any changes in the market relating to the patents that would decrease the life of the asset;

•	any adverse change in the extent or manner in which the patents are being used;

•	any significant adverse change in legal factors relating to the use of the patents;

•	current-period operating or cash flow loss combined with our history of operating or cash flow losses;

•	future cash flow values based on the expectation of commercialization through licensing; and

•	current expectations that a patent will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  The stock-based compensation expense recognized under ASC 718 for the three month periods ended September 30, 2011 and 2010 was $23,067 and $12,777, respectively.

Seasonality

A substantial majority of our sales are to customers within the United States. We experience some seasonality in the sale of our closed-cell polyurethane foam tires for bicycles and, lawn and garden products because sales of these products generally decline during the winter months in the United States.  Sales of our closed-cell polyurethane form tire products generally peak during the spring and summer months, typically resulting in greater sales volumes during the third and fourth quarters of the fiscal year.

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

The following summary table presents a comparison of our results of operations for the three and nine month periods ended September 30, 2011 and 2010 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended September 30,
	2011	2010	Change
Net revenues	$1,349,165	$917,646	47.0%
Cost of revenues	$876,947	$597,187	46.8%
Gross profit	$472,218	$320,459	47.4%
Selling, general & administrative expenses	$584,187	$551,376	5.9%
Consulting expense	$20,115	$12,000	67.6%
Research & development expenses	$2,756	$6,056	(54.5%)
Depreciation & amortization expenses	$49,505	$49,314	0.4%
Other income	$5,294	$4,515	17.2%
Interest expense	$(15,049)	$(9,241)	62.9%
Net loss	$(194,100)	$(303,013)	(35.9%)

Three Month Period Ended September 30, 2011 Compared to September 30, 2010

Net revenues.  We had net revenues of $1,349,165 for the three month period ended September 30, 2011, a 47.0% increase over net revenues of $917,646 for the three month period ended September 30, 2010.  A 42.0% or $382,519 increase in product revenue and $49,000 of equipment sales accounted for the increase.  Product sales grew due primarily to increased year over year unit volumes of hand truck, forklift and wheelbarrow tires, and offset by decreased sales of medical mobility tires.  Hand truck and wheelbarrow tire volumes increased versus the same period last year due to continued market acceptance of these two products with existing and new customers.  Forklift tire sales increased year over year due to the nascent level of forklift tire sales in last year’s fiscal first quarter.  Mobility tires sales decreased from the prior year period due to reduced sales to an original equipment manufacturer customer.

Cost of revenues.  For the three month period ended September 30, 2011, cost of revenues was $876,947 or 65.0% of revenues compared to $597,187 or 65.1% of revenues sold for the same three month period in 2010.  Cost of revenues grew primarily due to the increase in revenue.  Cost of revenues as a percentage of sales remained stable for the comparable periods as volume increases offset lower pricing on certain products.

Gross profit.  For three month period ended September 30, 2011, we had $472,218 of gross profit compared to $320,459 for the same period 2010.  Gross profit for the three month period ended September 30, 2011 increased by $151,759 or 47.4%, over the same period in 2010 due primarily to the increase in unit volume sales.

Selling, general and administrative expenses.  For the three month period ended September 30, 2011, we had $584,187 of SG&A expenses, compared to $551,376 of SG&A expenses for the same period last year.  SG&A expense increased $32,811 due to increased expenses associated with higher sales levels, offset by decreased payroll expenses.  SG&A as a percentage of sales decreased to 43.0% of total revenues from 60.0% in the same period last year.  The decrease in SG&A as a percentage of sales is due to revenue growth significantly exceeding SG&A growth and cost of revenues as a percentage of revenues remaining almost unchanged for the comparable periods.

Research and development expenses.  For the three month period ended September 30, 2011, we had $2,756 of research and development expenses compared to $6,056 for the same period in the prior year.  Our research and development expenses for the three month period ended September 30, 2011, decreased by $3,300, or 54.5%, as compared with the same period in 2010 due primarily to a decrease in outside testing services and a reduction in tooling expenses during the period.

Consulting expenses.  For the three month period ended September 30, 2011, we had $20,115 in consulting expenses as compared to $12,000 consulting expenses during the three month period ended September 30, 2010.  Consulting expenses are expected to fluctuate depending upon future product development, manufacturing initiatives and other projects.

Depreciation and amortization expenses.  For the three month period ended September 30, 2011, we had $49,505 of depreciation and amortization expenses compared to $49,314 for the same period last year.  Depreciation and amortization increased by $191, or 0.4% compared to the same period in 2010, primarily due to the addition of assets used to produce forklift tires.

Net loss.  For the three month period ended September 30, 2011, we had a net loss of $194,100 compared to a net loss of $303,013 for the same period in 2010, a decrease of $108,913.  The decrease in net loss is primarily attributable to the increase in revenues, stable gross margins and the decrease in operating expenses as percentage of sales.

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

Cash Flows

The following table sets forth our cash flows for the three month periods ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011	2010
Net cash provided/used in operating activities	$231,573	$(217,688)
Net cash used in investing activities	(31,609)	(44,789)
Net cash provided/used by financing activities	(87,500)	770,800
Net increase (decrease) in cash and equivalents during period	$112,464	$508,323

Net Cash Used By Operating Activities. Our primary sources of operating cash during the three month period ended September 30, 2011 came from increases in accounts payable and accrued expenses and a decrease in accounts receivables.  Our primary uses of operating cash are payments made to vendors and employees.  The net loss resulted from gross profit being insufficient to cover total operating expenses.  Net cash generated by operating activities was $231,573 for the three months ended September 30, 2011 compared to $217,688 for the same period in 2010.  The improvement in cash flow from operating activities versus the prior year period is due to the implementation of a new working capital management program.

Non-cash items include depreciation and amortization and stock based compensation.  Our net loss was $194,100 for the three months ended September 30, 2011 compared to a net loss of $303,013 for the same period in 2010.  Net loss for the three month period ended September 30, 2011 included non-cash expenses of $23,067 for stock-based compensation related to director and employee stock options and $58,000 for stock issued for services.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $31,609 for the three month period ended September 30, 2011 and $44,789 for the same period in 2010.  Our primary uses of investing cash for the three month period ended September 30, 2011 were $15,803 for the purchase of property and equipment and $15,806 related to patents and trademarks.  Our primary uses of investing cash for the three month period ended, 2010 were $44,789 for the purchase of property and equipment.

Net Cash Provided by Financing Activities.  Net cash used by financing activities was $87,500 for the three months ended September 30, 2011, compared to net cash provided by financing activities of $770,800 for the same period last year.  The use of cash for the first fiscal quarter 2012 consisted of $87,500 of redemption of the secured convertible promissory notes (the “Notes”).  Cash provided by financing activities in the first fiscal quarter 2011 consisted of $755,800 from the issuance of the Notes and $15,000 from principal payments on the Note Receivable.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at September 30, 2011.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$135,000	$135,000	$-	$-	$-
Total contractual cash obligations	$135,000	$135,000	$-	$-	$-

(1)  In June 2011, we negotiated an extension of the lease for our executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square-foot building, which includes approximately 5,500 square-feet of office space, situated on approximately 4.15 acres.  The monthly base rent is $15,000 and the lease agreement has a term of one year starting on June 15, 2010.  We negotiated an additional one year extension of the lease starting on June 15, 2011.  The monthly base rent is $15,000.

Cash Position, Outstanding Indebtedness and Future Capital Requirements

Our total indebtedness at September 30, 2011 was $1,593,446 and our total cash and cash equivalents were $240,454, none of which is restricted.  Our total indebtedness at September 30, 2011 includes $588,565 in accounts payable, $221,300 in accrued expenses and $657,581 in principal and interest for convertible notes payable.

We anticipate revenues will increase during the balance of our fiscal year.  However, our ability to continue as a going concern is dependent upon our ability to increase sales and obtain additional financing to meet our requirements and ultimately achieve profitable operations.

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $57,081,184 at September 30, 2011 which raises substantial doubt about our ability to continue as a going concern (See Note 8 to the attached financial statements).  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In fiscal 2012, we are concentrating on three segments of the tire market: low duty cycle foam tires, solid forklift tires and agricultural tires.  Revenues from low duty cycle foam tires increased 26%, revenues from forklift tires increased 245% and revenues from agricultural tires increased 114% for the three months ended September 30, 2011 versus the same period last year.  In September Amerityre added two additional salespeople.  One person will focus on introducing our forklift tires to original equipment manufacturers.  The other addition will focus on expanding distribution of all Amerityre products in the southwestern U.S.

To supplement our cash needs during the 2011 fiscal year, in September 2010, we completed a private placement of convertible promissory notes for aggregate proceeds of approximately $755,800.  In connection with the preparation of our financial statements for the quarter ended September 30, 2011, we have analyzed our cash needs for the next six months.  Based on this analysis, we concluded that our available cash may not be sufficient to meet our current minimum working capital, capital expenditure and other cash requirements.  We may issue common stock in lieu of cash as compensation for certain employment, development, and other professional services. However, we may need additional capital if our sales revenues do not meet our expectations.  In any case as we expand operations to meet or exceed our sales targets, we will most likely need additional working capital to support our growth.  The Board of Directors has formed a debt refinance committee to identify and evaluate options available to the company in the event the convertible promissory note holders do not convert to common shares.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our management, including our principal executive and financial officer, concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

We have, however, made some changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We have made these changes based on our continuing review of our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Based upon these criteria, we have discovered two material weaknesses in our internal control system.

1)  Internal Control Testing - We have determined that the internal control testing performed during the first three quarters of fiscal year 2011was inadequate.  This inadequacy results in a reasonable possibility that the Company’s controls will fail to prevent or detect a misstatement.  During the fourth quarter of fiscal year 2011 and the current fiscal quarter we improved our testing which we believe has remediated this weakness.  We have also begun a process of updating our controls and the associated testing for assessment purposes to ensure compliance in the future.

 2) Adequate Closing Procedures - The Company’s controls failed to ensure the timely completion of year-end closing procedures which resulted in audit adjustments and delays in the completion of the financial statements.  We evaluated this weakness and determined that it was an isolated event caused by the lack of sufficient cross-training.  Subsequent to year end we now have sufficient personnel available and cross-trained to close the books in a timely fashion ensuring that they are complete and accurate.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2011, in addition to the risk factor outlined below.

If holders of our secured convertible promissory notes do not choose to convert the notes to shares of our common stock, we may have difficulty obtaining the necessary funds to pay principal and interest in cash when due.

During September 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes were originally for a term of one year with simple interest of 6.0%.  In September 2011, a total of $87,500 of the Notes was repaid in cash, and $13,300 of the Notes converted to common stock.  Accrued interest on all the Notes through September 2011 was paid in cash.  In October 2011, and additional $167,500 of the Notes converted to common stock.  As of this filing date, there are seven Notes with a total principal amount of $487,500 outstanding and an extended due date of December 15, 2011.  The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  As an incentive to convert, if a holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of two years from the date of conversion.  However, if a holder does not elect such conversion, we are obliged to repay the outstanding principal and interest in cash prior to December 15, 2011.  If several note holders demand cash repayment, it could severely impact our cash flow, limit our ability to make necessary capital improvements and prevent us from completing our business plans or expanding our production capability.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

Francis Dosal, Louis Haynie and Henry Moyle have notified the Company of their intentions to retire from Amerityre’s Board of Directors at the end of their current term.

ITEM 6.  EXHIBITS

Exhibit 31.01	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 31.02	CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 32.01	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 32.02	CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2011

AMERITYRE CORPORATION

/s/Timothy L. Ryan
Timothy L. Ryan
Chief Executive Officer

/s/Michael L. Ford
Michael L. Ford
Controller and Principal Financial Officer