Form 10-Q
period 2011-12-31
AMERITYRE CORP
filed 2012-02-22
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   December 31, 2011

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

The number of shares outstanding of Registrant’s Common Stock as of February 16, 2012: 33,514,726

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

Our unaudited balance sheet at December 31, 2011 and our audited balance sheet at June 30, 2011; the related unaudited statements of operations for the three and six months ended December 31, 2011 and 2010; and the related unaudited statement of cash flows for the six months ended December 31, 2011 and 2010, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

	December 31,	June 30,
	2011	2011
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$153,287	$127,990
Accounts receivable – net	408,153	588,001
Inventory	655,351	696,220
Deferred debt issuance cost	-	8,522
Prepaid and other current assets	56,702	79,260

Total Current Assets	1,273,493	1,499,993

PROPERTY AND EQUIPMENT

Leasehold improvements	162,683	162,683
Molds and models	717,029	707,020
Equipment	3,022,754	3,012,870
Leased equipment	27,900	27,900
Furniture and fixtures	100,142	100,142
Software	286,046	286,046
Less – accumulated depreciation	(3,595,387)	(3,488,756)

Total Property and Equipment	721,167	807,905

OTHER ASSETS

Patents and trademarks – net	545,520	541,826
Deposits	36,000	36,000

Total Other Assets	581,520	577,826

TOTAL ASSETS	$2,576,180	$2,885,724

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	December 31,	June 30,
	2011	2011
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$436,064	$459,820
Convertible notes	450,000	755,800
Interest accrued on convertible notes	-	37,472
Deferred director’s compensation	61,250	80,793
Current portion of long term debt	31,507	42,160
Accrued expenses	209,151	153,203

Total Current Liabilities	1,187,972	1,529,248

Long Term Liabilities	53,840	53,840

TOTAL LIABILITIES	1,241,812	1,583,088

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 shares authorized of $0.001 par value, 33,254,726 and 32,251,297 shares issued and outstanding, respectively	33,254	32,251
Additional paid-in capital	58,612,644	58,500,707
Notes receivable	-	(343,238)
Retained deficit	(57,311,530)	(56,887,084)

Total Stockholders’ Equity	1,334,368	1,302,636

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,576,180	$2,885,724

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,
	2011	2010

NET REVENUES
Products	$1,048,698	$809,342
Equipment	-	-

Total Net Revenues	1,048,698	809,342

COST OF REVENUES
Products	657,538	511,167
Equipment	-	-

Total Cost of Revenues	657,538	511,167

GROSS PROFIT	391,160	298,175

OPERATING EXPENSES
Consulting	17,425	54,584
Depreciation and amortization	60,662	57,323
Research and development	4,861	12,584
Bad debt expense	(5,751)	51,620
Selling, general and administrative	535,155	433,091

Total Operating Expenses	612,352	609,202

LOSS FROM OPERATIONS	(221,192)	(311,027)

OTHER INCOME (EXPENSE)
Interest income	2,690	2,002
Interest expense	(6,822)	(23,491)
Gain from debt settlement	-	110,000
Miscellaneous income/(expense)	(5,024)	26,751

Total Other Income (Expense)	(9,156)	115,262

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(230,348)	(195,765)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(230,348)	$(195,765)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	33,804,117	32,048,785

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Six Months Ended December 31,
	2011	2010

NET REVENUES
Products	$2,348,864	$1,726,987
Equipment	49,000	-

Total Net Revenues	2,397,864	1,726,987

COST OF REVENUES
Products	1,494,641	1,108,355
Equipment	39,845	-

Total Cost of Revenues	1,534,486	1,108,355

GROSS PROFIT	863,378	618,632

OPERATING EXPENSES
Consulting	37,540	66,584
Depreciation and amortization	121,323	114,365
Research and development	7,616	18,641
Bad debt expense	(5,751)	51,620
Selling, general and administrative	1,108,186	976,736

Total Operating Expenses	1,268,914	1,227,946

LOSS FROM OPERATIONS	(405,536)	(609,314)

OTHER INCOME (EXPENSE)
Interest income	6,620	6,643
Interest expense	(25,800)	(32,732)
Gain from debt settlement	-	110,000
Miscellaneous income	270	26,625

Total Other Income (Expense)	(18,910)	110,536

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(424,446)	(498,778)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(424,446)	$(498,778)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	32,760,475	31,935,145

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(424,446)	$(498,778)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation & amortization expense	121,324	114,365
Gain on settlement on accrued liability	-	(110,000)
Bad debt expense	(7,551)	51,620
Common stock issued for services	115,600	71,030
Interest income on subscription note receivable	-	(5,760)
Stock-based compensation expense related to director/employee options	44,777	25,555
Amortization of debt issuance cost	8,522	17,748
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	187,397	70,825
(Increase) Decrease in prepaid and other current assets	22,559	(5,236)
(Increase) decrease in other assets	-	(3,482)
(Increase) Decrease in inventory and change in inventory reserve	40,870	(148,738)
Increase (Decrease) in accrued interest	-	14,984
Increase (Decrease) in accounts payable and accrued expenses	(24,824)	57,695
Net Cash Provided/(Used) by Operating Activities	84,228	(348,172)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(18,386)	-
Proceeds from the sale of property and equipment	-	6,000
Purchase of property and equipment	(19,892)	(61,882)
Net Cash Used by Investing Activities	(38,278)	(55,882)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of convertible note	-	755,800
Decrease in convertible notes due to redemptions	(110,000)	-
Payments on current portion of long-term liabilities	(10,653)
Proceeds from payments and settlement of note receivable	100,000	15,500
Net Cash Provided/(Used) by Financing Activities	(20,653)	771,300

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,297	367,246

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	127,990	63,822

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$153,287	$431,068

NON-CASH FINANCING ACTIVITES

During the six months ended December 31, 2011, $110,000 of the secured convertible promissory notes (the “Notes”) were redeemed; $195,000 of the Notes converted into 559,429 shares of common stock; and $450,000 of the Notes extended maturity until March 15, 2012.  Accrued interest relating to the Notes of $54,451 was paid during the six months ended December 31, 2011.  No cash payments for interest were made during the six months ended December 31, 2010.  Also there were no cash payments of taxes for the six months ended December 31, 2011 and 2010, respectively.

In November 2011, the Board of Director’s negotiated a settlement to retire the Note Receivable entered into in June 2007 for the purchase of its common stock.  Under the terms of the settlement agreement, the debtor paid the Company $100,000 and accrued interest of $1,287 in full settlement of the note receivable.

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2011 and June 30, 2011

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2011 Annual Report on Form 10-K.  Operating results for the six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2012.

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

Stock Based-Compensation Expense

Since July 2005, we account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718).  Our financial statements as of and for the six months ended December 31, 2011 and 2010 reflect the impact of ASC 718.  Stock-based compensation expense related to director and employee options recognized under ASC 718 for the six months ended December 31, 2011 and 2010 was $44,777 and $25,555, respectively.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations.  Stock-based compensation expense recognized in our Statements of Operations for the six months ended December 31, 2011 and 2010 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.  We have awarded some options with a performance requirement and no amounts will be recorded until the requirement is met.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Six Months Ended December 31,
	2011	2010
Loss (numerator)	$(424,446)	$(498,778)
Shares (denominator)	32,760,475	31,935,145
Per share amount	$(0.01)	$(0.02)

Our outstanding stock options and warrants have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 3,983,286 and 1,605,891 common stock equivalents for the six months ended December 31, 2011 and 2010, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2011 and June 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

There are no tax positions included in the balance at December 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

	December 31, 2011	June 30, 2011
	(Unaudited)
Raw Materials	$475,670	$228,580
Work in Process	-	15,355
Finished Goods	224,717	497,880
Inventory Reserve	(45,036)	(45,595)
Total Inventory	$655,351	$696,220

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In September 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes had a one year term with simple interest of 6.0%.  The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  The Notes are secured by all assets of the Company.  Principal and interest are due at maturity of the Notes if the Notes are not converted.  If the holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion.  No officers, directors or affiliates of the Company participated in the private placement.  The Notes were sold pursuant to subscription documents between the Company and each investor.  In connection with the private placement of secured convertible promissory notes, on September 15, 2010, the Company issued 142,856 shares of restricted common stock as finders' fees.  The aggregate value of the shares issued as finders’ fees was $50,000, based on the closing price of $0.36 per share.  During the six months ended December 31, 2011, $110,000 of the Notes were redeemed; $195,000 of the Notes converted into 559,429 shares of common stock; and $450,000 of the Notes extended maturity until March 15, 2012.  Interest due on the Notes was paid through December 31, 2011.

NOTE 5 - NOTE RECEIVABLE

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

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2011 and June 30, 2011

NOTE 5 - NOTE RECEIVABLE, Continued

In December 2008, the original notes were replaced with a single note in the amount of $439,502.  The note was payable in four (4) equal installments and bear interest of 4.5% per annum, together with accrued interest, commencing on November 30, 2009.  A forbearance agreement, signed in December 2009, modified the November 30, 2009 payment to include the payment of unpaid interest plus monthly installments of $7,500 through October 2010 with a balance payment of $27,500 plus accrued interest due on November 1, 2010 which has been received.  During October 2010 and November 2010, we received 20,000 shares each month of our restricted common stock as part of the monthly installment related to our note receivable.  In November 2010, we also received 80,000 shares of our restricted common stock as final payment for the forbearance agreement dated December 2009.  The shares were returned to the company for cancellation and are included in the Company’s authorized and unissued shares.   Payment of the remaining balance of $343,238 was renegotiated with interest-only monthly installment payments beginning January 1, 2011 and five annual principal payments of approximately $69,000 due beginning December 1, 2011.  In November 2011, the Board of Director’s negotiated a settlement to retire the Note Receivable entered into in June 2007 for the purchase of its common stock.  Under the terms of the settlement agreement, the debtor paid the Company $100,000 and accrued interest of $1,287 in full settlement of the note receivable.  As a related-party transaction, the Note Receivable has been included in the equity section of the balance sheet since its inception.  The outstanding principal balance on the Note Receivable as of December 31, 2011 was $343,238.  The difference between the outstanding balance and the settlement amount was charged against additional paid-in capital during the quarter ending December 31, 2011.  Over the term of the Note, in addition to cash payments, the debtor has surrendered a large portion of the shares acquired in the original transaction.

NOTE 6 - STOCK OPTIONS AND WARRANTS

General Option Information

On July 6, 2011, the Board of Directors cancelled the “2004 Non-Employee Directors’ Stock Incentive Plan” and approved the “Directors’ 2011 Stock Option and Award Plan”.  The Company also maintains the 2005 Stock Option and Award Plan, which was previously approved by shareholders, for the purpose of granting option awards to its employees and consultants.   Under the 2011 Plan, a total of 3,300,000 shares are authorized for issuance.  Each non-executive director is eligible to receive, based on their length of service, options to purchase a total of 300,000 shares at that day’s closing price, $0.17.  Any options issued will vest over a three year service period as follows: 100,000 on June 30, 2012, 100,000 on June 30, 2013 and 100,000 on June 30, 2014.  These options expire two years after vesting.  The Director who serves as Audit Chair during the fiscal year will receive an additional 50,000 options per year under the same terms.  CEO Timothy L. Ryan was granted 200,000 options per year under the same terms, under the 2005 Stock Option and Award Plan.

During the six months ended December 31, 2011, we granted a total of 2,400,000 options.

We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

Risk free interest rate	0.75%
Expected life	3 years
Expected volatility	96.42
Dividend yield	0.00%

A summary of the status of our outstanding stock options as of December 31, 2011 and June 30, 2011 and changes during the periods then ended is presented below:

	December 31, 2011		June 30, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	675,000	$1.26	325,000	$2.54
Granted	2,400,000	$0.18	800,000	$0.50
Expired/Cancelled	-	-	(450,000)	$0.83
Exercised	-	-	-	-
Outstanding end of period	3,075,000	$0.41	675,000	$1.26
Exercisable	375,000	$1.77	225,000	$2.79

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2011 and June 30, 2011

NOTE 6 - STOCK OPTIONS AND WARRANTS, Continued

The following table summarizes the range of outstanding and exercisable options as of December 30, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Remaining Contractual Life
$0.17	950,000	2.50	$0.17	-	-
$0.17	650,000	3.50	$0.17	-	-
$0.17	650,000	4.50	$0.17	-	-
$0.25	150,000	1.00	$0.25	150,000	1.00
$0.50	450,000	1.52	$0.50	-	-
$1.79	125,000	1.36	$1.79	125,000	1.36
$4.04	100,000	0.62	$4.04	100,000	0.62
	3,075,000			375,000

General Warrant Information

During the six months ended December 31, 2011, $110,000 of the secured convertible promissory notes (the “Notes”) converted to common stock and the Company issued 279,714 two-year $0.60 warrants in accordance with the terms of the Notes.  The following table summarizes outstanding warrants to purchase our common stock on December 31, 2011:

Number Outstanding	Expiration Date	Exercise Price
279,714	September 15, 2013	$0.60

NOTE 7 - STOCK ISSUANCES

On July 11, 2011, the Company issued 100,000 common shares to CEO Timothy L. Ryan and 100,000 shares to Director L. Wayne Arnett for services provided to Amerityre during the 4th quarter of fiscal 2011.

On July 26, 2011, the Company issued 100,000 common shares to a consultant for service provided to Amerityre.

On December 31, 2011, the Company issued 50,000 common shares to CEO Timothy L. Ryan, 50,000 common shares to Director L. Wayne Arnett and 44,000 shares to Director John J. Goldberg for services provided to Amerityre during the 1st quarter of fiscal 2012.

During the six months ended December 31, 2011, the Company issued 559,429 common shares to investors on conversions of the secured convertible promissory notes (the “Notes”), who converted $195,800 of Notes to common stock.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2011 and June 30, 2011

NOTE 8 - GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have historically incurred significant losses, which have resulted in a total retained deficit of $57,311,530 at December 31, 2011, which raises a doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

To supplement our cash needs during the 2011 fiscal year, in September 2010, we completed a private placement of convertible promissory notes for aggregate proceeds of $755,800.  In connection with the preparation of our financial statements for the quarter ended December 2011, we have analyzed our cash needs for the next six months. Based on this analysis, we concluded that our available cash may not be sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  We may issue common stock in lieu of cash as compensation for certain employment, development, and other professional services. However, we may need additional capital if our sales revenue does not meet our expectations.  In any case, as we expand operations to meet or exceed our sales targets, we will most likely need additional working capital to support our growth.

The accompanying financial statements do not include any adjustments that might be necessary in the event we are unable to continue as a going concern.

NOTE 9 - SUBSEQUENT EVENTS

On January 24, 2012, the Company issued 100,000 common shares to CEO Timothy L. Ryan, 100,000 common shares to Director L. Wayne Arnett and 60,000 shares to Director John J. Goldberg for services provided to Amerityre during the 2nd quarter of fiscal 2012.

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

●
Cost of sales, which consists primarily of raw materials, components and production of our products, including applied labor costs and benefits expenses, maintenance, facilities and other operating costs associated with the production of our products;

●
Selling, general and administrative expenses, which consist primarily of salaries, commissions and related benefits paid to our employees and related selling and administrative costs including professional fees;

●	Research and development expenses, which consist primarily of equipment and materials used in the development of our technologies;

●	Consulting expenses, which consist primarily of amounts paid to third-parties for outside services;

●	Depreciation and amortization expenses which result from the depreciation of our property and equipment, including amortization of our intangible assets; and

●	Amortization of deferred compensation that results from the expense related to certain stock options to our employees.

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

Valuation of Intangible Assets and Goodwill

At December 31, 2011, we had capitalized patent and trademark costs, net of accumulated amortization, totaling $545,520.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350). We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable. We consider the following indicators, among others, when determining whether or not our patents are impaired:

●	any changes in the market relating to the patents that would decrease the life of the asset;

●	any adverse change in the extent or manner in which the patents are being used;

●	any significant adverse change in legal factors relating to the use of the patents;

●	current-period operating or cash flow loss combined with our history of operating or cash flow losses;

●	future cash flow values based on the expectation of commercialization through licensing; and

●	current expectations that a patent will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  The stock-based compensation expense recognized under ASC 718 for the six month periods ended December 31, 2011 and 2010 was $44,778 and $25,555 respectively.

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

Results of Operations

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our revenues and cash flows.  These key performance indicators include:

●	Net revenue, which consists of product sales revenues and equipment sales revenues, if any;

●	Sales revenue, net of returns and trade discounts, which is an indicator of our overall business growth and the success of our sales and marketing efforts;

●	Gross profit, which is an indicator of both competitive pricing pressures and the cost of revenues of our products and the mix of product and equipment sales and license fees, if any;

●	Growth in our customer base, which is an indicator of the success of our sales efforts; and

●	Distribution of revenue across our products offered.

The following summary table presents a comparison of our results of operations for the three and six month periods ended December 31, 2011 and 2010 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended Dec. 31,			Six Months Ended Dec. 31,
	2011	2010	Change	2011	2010	Change
Net revenues	$1,048,698	$809,342	29.6%	$2,397,864	$1,726,987	38.8%
Cost of revenues	$657,538	$511,167	28.6%	$1,534,486	$1,108,355	38.4%
Gross profit	$391,160	$298,175	31.2%	$863,378	$618,632	39.6%
Consulting	$17,425	$54,584	(68.1%)	$37,540	$66,584	(43.6%)
Depreciation and amortization expenses	$60,662	$57,323	5.8%	$121,323	$114,365	6.1%
Research and development expenses	$4,861	$12,584	(61.4%)	$7,616	$18,641	(59.1%)
Bad debt (income) expense	$(5,751)	$51,620	(111.1%)	$(5,751)	$51,620	(111.1%)
Selling, general and administrative expenses	$535,155	$433,091	23.6%	$1,108,186	$976,736	13.5%
Interest income	$2,690	$2,002	34.4%	$6,620	$6,643	(0.3%)
Interest expense	$(6,822)	(23,491)	(71.0%)	(25,800)	(32,732)	(21.2%)
Gain from debt settlement	$-	$110,000	(100.0%)	$-	$110,000	(100.0%)
Miscellaneous income/(expense)	$(5,024)	$26,751	(118.8%)	$270	$26,625	(99.0%)
Net loss	$(230,348)	$(195,765)	17.7%	$(424,446)	$(498,778)	(14.9%)

Three Month Period Ended December 31, 2011 Compared to December 31, 2010

Net revenues.  We had net revenues of $1,048,698 for the three month period ended December 31, 2011, a 29.6% increase over net revenues of $809,342 for the three month period ended December 31, 2010.  Product sales increased primarily due to an increase in the volume of hand truck, forklift and wheelbarrow tires sold, which was offset by decrease in sales of medical mobility tires.  Hand truck and wheelbarrow tire sales increased over the same period last year due to continued market acceptance of these products with both existing and new customers.  Forklift tire sales increased over the same period last year due to the nascent level of forklift tire sales in last fiscal year’s first two quarters.  Mobility tires sales decreased from the prior year period due to reduced sales to an original equipment manufacturer customer.

Cost of revenues.  For the three month period ended December 31, 2011, cost of revenues was $657,538 compared to $511,167, a $146,371 increase from the same three month period in 2010.  Cost of revenues grew primarily due to the increase in revenue.  Cost of revenues as a percentage of sales remained stable for the comparable periods as volume increases offset lower pricing on certain products.

Gross profit.  For three month period ended December 31, 2011, we had $391,160 of gross profit compared to $298,175 for the same period 2010.  Gross profit for the three month period ended December 31, 2011 increased by $92,985 or 31.2%, over the same period in 2010 due primarily to the increase in unit volume sales.

Consulting expenses.  For the three month period ended December 31, 2011, we had $17,425 in consulting expenses as compared to $54,584 consulting expenses during the three month period ended December 31, 2010.  Consulting expenses are expected to fluctuate depending upon future product development, manufacturing initiatives and other projects.

Depreciation and amortization expenses.  For the three month period ended December 31, 2011, we had $60,662 of depreciation and amortization expenses compared to $57,323 for the same period last year.  Depreciation and amortization increased by $3,339, or 5.8% compared to the same period in 2010, primarily due to the addition of assets used to produce forklift tires.

Research and development expenses.  For the three month period ended December 31, 2011, we had $4,861 of research and development expenses compared to $12,584 for the same period in the prior year.  Our research and development expenses for the three month period ended December 31, 2011, decreased by $7,723, or 61.4%, as compared with the same period in 2010 primarily due to a decrease in outside testing services and a reduction in tooling expenses during the period.

Selling, general and administrative expenses.  For the three month period ended December 31, 2011, we had $535,155 of SG&A expenses, compared to $433,091 of SG&A expenses for the same period last year.  SG&A expense increased $102,064 due to increased expenses associated with higher sales levels, offset by decreased payroll expenses.  SG&A as a percentage of sales decreased to 51.1% of total revenues from 53.5% in the same period last year.  The decrease in SG&A as a percentage of sales is largely due to revenue growth in excess of SG&A growth and cost of revenues as a percentage of revenues remaining almost unchanged for the comparable periods.

Net loss.  For the three month period ended December 31, 2011, we had a net loss of $230,348 compared to a net loss of $195,765 for the same period in 2010.  The net loss for the same period in 2010 included an uncommon gain of $110,000 on the settlement of debt with a former employee.  Excluding the uncommon gain from the settlement of debt, the net loss decreased primarily due to the increase in revenues and stable gross margins.

Six Month Period Ended December 31, 2011 Compared to December 31, 2010

Net revenues.  We had net revenues of $2,397,864 for the six month period ended December 31, 2011, a 38.8% increase over net revenues of $1,726,987 for the six month period ended December 31, 2010.  Product sales increased primarily due to an increase in the volume of hand truck, forklift and wheelbarrow tires sold, which was offset by decrease in sales of medical mobility tires.  Hand truck and wheelbarrow tire sales increased over the same period last year due to continued market acceptance of these products with both existing and new customers.  Forklift tire sales increased over the same period last year due to the nascent level of forklift tire sales in last year’s fiscal first quarter.  Mobility tires sales decreased from the prior year period due to reduced sales to an original equipment manufacturer customer.

Cost of revenues.  For the six month period ended December 31, 2011, cost of revenues was $1,534,486 or 64.0% of revenues compared to $1,108,355 or 64.2% of revenues sold for the same six month period in 2010.  Cost of revenues grew primarily due to the increase in revenue.  Cost of revenues as a percentage of sales remained stable for the comparable periods as volume increases offset lower pricing on certain products.

Gross profit.  For six month period ended December 31, 2011, we had $863,378 of gross profit compared to $618,632 for the same period 2010.  Gross profit for the six month period ended December 31, 2011 increased by $244,746 or 28.3%, over the same period in 2010 due primarily to the increase in unit volume sales.

Consulting expenses.  For the six month period ended December 31, 2011, we had $37,540 in consulting expenses as compared to $66,584 consulting expenses during the six month period ended December 31, 2010.  Consulting expenses are expected to fluctuate depending upon future product development, manufacturing initiatives and other projects.

Depreciation and amortization expenses.  For the six month period ended December 31, 2011, we had $121,323 of depreciation and amortization expenses compared to $114,365 for the same period last year.  Depreciation and amortization increased by $6,958, or 6.1% compared to the same period in 2010, primarily due to the addition of assets used to produce forklift tires.

Research and development expenses.  For the six month period ended December 31, 2011, we had $7,616 of research and development expenses compared to $18,641 for the same period in the prior year.  Our research and development expenses for the six month period ended December 31, 2011, decreased by $11,025, or 59.1%, as compared with the same period in 2010 due primarily to a decrease in outside testing services and a reduction in tooling expenses during the period.

Selling, general and administrative expenses.  For the six month period ended December 31, 2011, we had $1,108,186 of SG&A expenses, compared to $976,736 of SG&A expenses for the same period last year.  SG&A expense increased $131,450 due to increased expenses associated with higher sales levels, offset by decreased payroll expenses.  SG&A as a percentage of sales decreased to 46.2% of total revenues from 56.6% in the same period last year.  The decrease in SG&A as a percentage of sales is due to revenue growth exceeding SG&A growth and cost of revenues as a percentage of revenues remaining almost unchanged for the comparable periods.

Net loss.  For the six month period ended December 31, 2011, we had a net loss of $424,446 compared to a net loss of $498,778 for the same period in 2010, a decrease of $74,332.  The net loss for the same period in 2010 included an uncommon gain of $110,000 on the settlement of debt with a former employee.  Excluding the uncommon gain from the settlement of debt, the net loss decreased $184,332 primarily due to the increase in revenues and stable gross margins.

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

Cash Flows

The following table sets forth our cash flows for the six month periods ended December 31, 2011 and 2010.

	Six Months Ended December 31,
	2011	2010
Net cash provided/used in operating activities	$84,228	$(348,172)
Net cash used in investing activities	(38,278)	(55,882)
Net cash provided/used by financing activities	(20,653)	771,300
Net increase (decrease) in cash and equivalents during period	$25,297	$367,246

Net Cash Used By Operating Activities. Our primary sources of operating cash during the six month period ended December 31, 2011 came from collections of accounts receivables and sales of inventories.  Our primary uses of operating cash are payments made to vendors and employee salaries and wages.  The net loss resulted from gross profit being insufficient to cover total operating expenses.  Net cash generated by operating activities was $84,228 for the six months ended December 31, 2011 compared to net cash used of $348,172 for the same period in 2010.  The increase in cash during the same period in 2010 was primarily due to the increase in net revenues.

Non-cash items include depreciation and amortization and stock based compensation.  Our net loss was $424,446 for the six months ended December 31, 2011 compared to a net loss of $498,778 for the same period in 2010.  Net loss for the six month period ended December 31, 2011 included non-cash expenses of $160,377 for stock and stock-option based compensation relating to services provided by directors, employees and consultants.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $38,278 for the six month period ended December 31, 2011 and $55,882 for the same period in 2010.  Our primary uses of cash for investing activities for the six month period ended December 31, 2011 were $19,892 for the purchase of property and equipment and $18,386 related to patents and trademarks.  Our primary uses of investing cash for the six month period ended, 2010 were $61,882 for the purchase of property and equipment.

Net Cash Provided by Financing Activities.  Net cash used by financing activities was $20,653 for the six months ended December 31, 2011, compared to net cash provided by financing activities of $771,300 for the same period last year.  The use of cash during the first and second fiscal quarter 2012 primarily consisted of $110,000 for the redemption of the secured convertible promissory notes (the “Notes”).  Cash provided by financing activities in the first and second fiscal quarters 2011 primarily consisted of $755,800 from the issuance of the Notes.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at December 31, 2011.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$90,000	$90,000	$-	$-	$-
Total contractual cash obligations	$90,000	$90,000	$-	$-	$-

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

Cash Position, Outstanding Indebtedness and Future Capital Requirements

Our total indebtedness at December 31, 2011 was $1,241,812 and our total cash and cash equivalents were $153,287, none of which is restricted.  Our total indebtedness at December 31, 2011 includes $436,064 in accounts payable, $209,151 in accrued expenses and $450,000 in principal for convertible notes payable with an extended deadline of March 15, 2012.

We anticipate revenues will increase during the balance of our fiscal year.  However, our ability to continue as a going concern is dependent upon our ability to increase sales and obtain additional financing to meet our requirements and ultimately achieve profitable operations.

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $57,311,530 at December 31, 2011 which raises substantial doubt about our ability to continue as a going concern (See Note 8 to the attached financial statements).  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

In connection with the preparation of our financial statements for the quarter ended December 31, 2011, we have analyzed our cash needs for the next six months.  Based on this analysis, we concluded that our available cash may not be sufficient to meet our current minimum working capital, capital expenditure and other cash requirements.  We may issue common stock in lieu of cash as compensation for certain employment, development, and other professional services. However, we may need additional capital if our sales revenues do not meet our expectations.  In any case as we expand operations to meet or exceed our sales targets, we will most likely need additional working capital to support our growth.

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

We have, however, made some changes in our internal controls over financial reporting during the current fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We have made these changes based on our continuing review of our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

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

During September 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes were originally for a term of one year with simple interest of 6.0%.  During the six months ended December 31, 2011, a total of $110,000 of the Notes was repaid in cash, and $195,800 of the Notes converted to common stock.  Accrued interest on all the Notes was paid in cash through December 31, 2011.  As of this filing date, there are seven Notes with a total principal amount of $450,000 outstanding with an extended due date of March 15, 2012.  The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  As an incentive to convert, if a holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of two years from the date of conversion.  However, if a holder does not elect such conversion, we are obliged to repay the outstanding principal and interest in cash prior to March 15, 2012.  If several note holders demand cash repayment, it could severely impact our cash flow, limit our ability to make necessary capital improvements and prevent us from completing our business plans or expanding our production capability.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit 31.01	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 32.01	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 21, 2012

AMERITYRE CORPORATION

/s/Timothy L. Ryan
Timothy L. Ryan
Chief Executive and Principal Financial Officer