Form 10-Q
period 2012-03-31
AMERITYRE CORP
filed 2012-05-21
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2012

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

The number of shares outstanding of Registrant’s Common Stock as of May 21, 2012: 33,814,726

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

Our unaudited balance sheet at March 31, 2012 and our audited balance sheet at June 30, 2011; the related unaudited statements of operations for the three and nine months ended March 31, 2012 and 2011; and the related unaudited statement of cash flows for the nine months ended March 31, 2012 and 2011, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

	March 31,	June 30,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$64,478	$127,990
Accounts receivable – net	492,833	588,001
Inventory	581,617	696,220
Deferred debt issuance cost	-	8,522
Prepaid and other current assets	37,026	79,260

Total Current Assets	1,175,954	1,499,993

PROPERTY AND EQUIPMENT

Leasehold improvements	162,683	162,683
Molds and models	756,418	707,020
Equipment	2,969,991	3,012,870
Leased equipment	27,900	27,900
Furniture and fixtures	100,142	100,142
Software	309,425	286,046
Less – accumulated depreciation	(3,597,185)	(3,488,756)

Total Property and Equipment	729,374	807,905

OTHER ASSETS

Patents and trademarks – net	554,802	541,826
Deposits	36,000	36,000

Total Other Assets	590,802	577,826

TOTAL ASSETS	$2,496,130	$2,885,724

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	March 31,	June 30,
	2012	2011
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$473,285	$459,820
Convertible notes	450,000	755,800
Interest accrued on convertible notes	6,750	37,472
Deferred Directors’ compensation	61,250	80,793
Current portion of long term debt	30,120	42,160
Accrued expenses	214,381	153,203

Total Current Liabilities	1,235,786	1,529,248

Long Term Liabilities	53,840	53,840

TOTAL LIABILITIES	1,289,626	1,583,088

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 shares authorized of $0.001 par value, 33,514,726 and 32,251,297 shares issued and outstanding, respectively	33,514	32,251
Additional paid-in capital	58,702,918	58,500,707
Notes receivable	-	(343,238)
Retained deficit	(57,529,928)	(56,887,084)

Total Stockholders’ Equity	1,206,504	1,302,636

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,496,130	$2,885,724

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

NET REVENUES
Products	$1,013,305	$863,383
Equipment	-	-

Total Net Revenues	1,013,305	863,383

COST OF REVENUES
Products	672,580	520,558
Equipment	-	-

Total Cost of Revenues	672,580	520,558

GROSS PROFIT	340,725	342,825

OPERATING EXPENSES
Consulting	27,839	19,420
Depreciation and amortization	34,101	57,070
Research and development	2,116	2,024
Bad debt expense	4,882	21,675
Selling, general and administrative	493,700	379,896

Total Operating Expenses	562,638	480,085

LOSS FROM OPERATIONS	(221,913)	(137,260)

OTHER INCOME (EXPENSE)
Interest income	1,004	4,348
Interest expense	(6,750)	(23,492)
Gain from debt settlement	-	-
Miscellaneous income	9,531	5,978

Total Other Income (Expense)	3,785	(13,166)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(218,128)	(150,426)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(218,128)	$(150,426)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	33,426,155	32,111,841

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Nine Months Ended March 31,
	2012	2011

NET REVENUES
Products	$3,362,169	$2,590,370
Equipment	49,000	-

Total Net Revenues	3,411,169	2,590,370

COST OF REVENUES
Products	2,167,221	1,628,913
Equipment	39,845	-

Total Cost of Revenues	2,207,066	1,628,913

GROSS PROFIT	1,204,103	961,457

OPERATING EXPENSES
Consulting	65,379	86,005
Depreciation and amortization	155,424	171,435
Research and development	9,732	20,664
Bad debt expense/(recovery)	(869)	73,294
Selling, general and administrative	1,601,886	1,356,632

Total Operating Expenses	1,831,552	1,708,030

LOSS FROM OPERATIONS	(627,449)	(746,573)

OTHER INCOME (EXPENSE)
Interest income	7,624	10,990
Interest expense	(32,550)	(56,224)
Gain from debt settlement	-	110,000
Miscellaneous income	9,531	32,603

Total Other Income (Expense)	(15,395)	97,369

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(642,844)	(649,204)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(642,844)	$(649,204)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	32,982,755	32,014,356

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(642,844)	$(649,204)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation & amortization expense	181,829	171,436
Gain on settlement on accrued liability	-	(110,000)
Bad debt expense	(2,669)	(160,090)
Common stock issued for services	185,800	87,680
Interest income on subscription note receivable	-	(4,410)
Stock-based compensation expense related to director/employee options	65,113	38,056
Amortization of debt issuance cost	-	29,810
Gain on Sale of Equipment	(9,531)	-
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	97,835	264,764
(Increase) Decrease in prepaid and other current assets	42,235	(6,222)
(Increase) Decrease in other assets	8,522	(3,482)
(Increase) Decrease in inventory and change in inventory reserve	114,603	(72,358)
Increase (Decrease) in accounts payable and accrued expenses	24,378	(61,926)
Net Cash Provided/(Used) by Operating Activities	65,271	(475,946)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(35,051)	(115)
Proceeds from the sale of property and equipment	21,000	6,000
Purchase of property and equipment	(92,692)	(104,078)
Net Cash Used by Investing Activities	(106,743)	(98,193)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of convertible note	-	755,800
Decrease in convertible notes due to redemptions	(110,000)	-
Payments on current portion of long-term liabilities	(12,040)	-
Proceeds from payments and settlement of note receivable	100,000	15,500
Net Cash Provided/(Used) by Financing Activities	(22,040)	771,300

NET INCREASE/(DECREASE) IN CASH	(63,512)	197,161

CASH AT BEGINNING OF PERIOD	127,990	63,822

CASH AT END OF PERIOD	$64,478	$260,983

NON-CASH FINANCING ACTIVITES

During the nine months ended March 31, 2012, $110,000 of the secured convertible promissory notes (the “Notes”) were redeemed; $195,000 of the Notes converted into 559,429 shares of common stock; $150,000 of the Notes extended maturity until June 30, 2012; and $300,000 of the Notes extended maturity until September 30, 2012.  Interest relating to the Notes of $25,800 has been paid through March 31, 2012.  Also there were no cash payments of taxes for the nine months ended March 31, 2012 and 2011, respectively.

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
March 31, 2012 and June 30, 2011

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2011 Annual Report on Form 10-K.  Operating results for the nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2012.

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

Stock Based-Compensation Expense

Since July 2005, we account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718).  Our financial statements as of and for the nine months ended March 31, 2011 and 2010 reflect the impact of ASC 718.  Stock-based compensation expense related to director and employee options recognized under ASC 718 for the nine months ended March 31, 2012 and 2011 was $65,113 and $38,056, respectively.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations.  Stock-based compensation expense recognized in our Statements of Operations for the nine months ended March 31, 2012 and 2011 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.  We have awarded some options with a performance requirement and no amounts will be recorded until the requirement is met.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Nine Months Ended March 31,
	2012	2011
Loss (numerator)	$(642,844)	$(649,204)
Shares (denominator)	32,982,755	32,014,356
Per share amount	$(0.02)	$(0.02)

Our outstanding stock options and warrants have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 3,983,286 and 950,000 common stock equivalents for the nine months ended March 31, 2012 and 2011, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2012 and June 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Tax

We file federal income tax returns in the U.S. and state income tax returns in those state jurisdictions where we are required to file.  With few exceptions, we are no longer subject to U.S. federal, state or and local income tax examinations by tax authorities for years before June 30, 2007.  We have adopted the provisions of Accounting Standards Codification 740, Income Taxes (ASC 740).

There are no tax positions included in the balance at March 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

	March 31, 2012	June 30, 2011
	(Unaudited)
Raw Materials	$447,632	$228,580
Work in Process	14,005	15,355
Finished Goods	159,251	497,880
Inventory Reserve	(39,271)	(45,595)
Total Inventory	$581,617	$696,220

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In September 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes had a one year term with simple interest of 6.0%.  The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  The Notes are secured by all assets of the Company.  Principal and interest are due at maturity of the Notes if the Notes are not converted.  If the holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion.  No officers, directors or affiliates of the Company participated in the private placement.  The Notes were sold pursuant to subscription documents between the Company and each investor.  In connection with the private placement of secured convertible promissory notes, on September 15, 2010, the Company issued 142,856 shares of restricted common stock as finders' fees.  The aggregate value of the shares issued as finders’ fees was $50,000, based on the closing price of $0.36 per share.  During the nine months ended March 31, 2012, $110,000 of the Notes were redeemed; $195,000 of the Notes converted into 559,429 shares of common stock; $150,000 of the Notes extended maturity until June 30, 2012; and $300,000 of the Notes extended maturity until September 30, 2012.  Interest due on the Notes as of March 31, 2012 was $6,750.

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

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2012 and June 30, 2011

NOTE 5 - NOTE RECEIVABLE, Continued

In December 2008, the original notes were replaced with a single note in the amount of $439,502.  The note was payable in four (4) equal installments and bear interest of 4.5% per annum, together with accrued interest, commencing on November 30, 2009.  A forbearance agreement, signed in December 2009, modified the November 30, 2009 payment to include the payment of unpaid interest plus monthly installments of $7,500 through October 2010 with a balance payment of $27,500 plus accrued interest due on November 1, 2010 which has been received.  During October 2010 and November 2010, we received 20,000 shares each month of our restricted common stock as part of the monthly installment related to our note receivable.  In November 2010, we also received 80,000 shares of our restricted common stock as final payment for the forbearance agreement dated December 2009.  The shares were returned to the company for cancellation and are included in the Company’s authorized and unissued shares.   Payment of the remaining balance of $343,238 was renegotiated with interest-only monthly installment payments beginning January 1, 2011 and five annual principal payments of approximately $69,000 due beginning December 1, 2011.  In November 2011, the Board of Director’s negotiated a settlement to retire the Note Receivable entered into in June 2007 for the purchase of its common stock.  Under the terms of the settlement agreement, the debtor paid the Company $100,000 and accrued interest of $1,287 in full settlement of the note receivable.  As a related-party transaction, the Note Receivable has been included in the equity section of the balance sheet since its inception.  The outstanding principal balance on the Note Receivable as of October 31, 2011 was $343,238.  The difference between the outstanding balance and the settlement amount was charged against additional paid-in capital during the quarter ending March 31, 2012.  Over the term of the Note, in addition to cash payments, the debtor has surrendered a large portion of the shares acquired in the original transaction.

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

During the nine months ended March 31, 2012, we granted a total of 2,400,000 options.

We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

Risk free interest rate	0.75%
Expected life	3 years
Expected volatility	96.42
Dividend yield	0.00%

A summary of the status of our outstanding stock options as of March 31, 2012 and June 30, 2011 and changes during the periods then ended is presented below:

	March 31, 2012		June 30, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	675,000	$1.26	325,000	$2.54
Granted	2,400,000	$0.18	800,000	$0.50
Expired/Cancelled	(400,000)	$0.25	(450,000)	$0.83
Exercised	-	-	-	-
Outstanding end of period	2,675,000	$0.44	675,000	$1.26
Exercisable	375,000	$1.77	225,000	$2.79

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2012 and June 30, 2011

NOTE 6 - STOCK OPTIONS AND WARRANTS, Continued

The following table summarizes the range of outstanding and exercisable options as of March 31, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2012	Weighted Average Remaining Contractual Life
$0.17	650,000	2.50	$0.17	-	-
$0.17	650,000	3.50	$0.17	-	-
$0.17	650,000	4.50	$0.17	-	-
$0.25	150,000	1.00	$0.25	150,000	1.00
$0.50	350,000	1.52	$0.50	-	-
$1.79	125,000	1.36	$1.79	125,000	1.36
$4.04	100,000	0.62	$4.04	100,000	0.62
	2,675,000			375,000

General Warrant Information

During the nine months ended March 31, 2012, $110,000 of the secured convertible promissory notes (the “Notes”) converted to common stock and the Company issued 279,714 two-year $0.60 warrants in accordance with the terms of the Notes.  The following table summarizes outstanding warrants to purchase our common stock on March 31, 2012:

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

During the nine months ended March 31, 2012, the Company issued 559,429 common shares to investors on conversions of the secured convertible promissory notes (the “Notes”), who converted $195,800 of Notes to common stock.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2012 and June 30, 2011

NOTE 8 - GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have historically incurred significant losses, which have resulted in a total retained deficit of $57,529,928 at March 31, 2012, which raises a doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

To supplement our cash needs during the 2011 fiscal year, in September 2010, we completed a private placement of convertible promissory notes for aggregate proceeds of $755,800.  In connection with the preparation of our financial statements for the quarter ended March 2012, we have analyzed our cash needs for the next six months. Based on this analysis, we concluded that our available cash may not be sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  We may issue common stock in lieu of cash as compensation for certain employment, development, and other professional services. However, we may need additional capital if our sales revenue does not meet our expectations.  In any case, as we expand operations to meet or exceed our sales targets, we will most likely need additional working capital to support our growth.

The accompanying financial statements do not include any adjustments that might be necessary in the event we are unable to continue as a going concern.

NOTE 9 - SUBSEQUENT EVENTS

On April 26, 2012, the Board of Directors voted to approve an acceleration of the vesting of certain outstanding options granted to 3 former directors under the 2011 Directors’ Stock Option and Award Plan.  The vesting of a total of 300,000 options was accelerated from the original June 30, 2012 date to April 26, 2012.  The options were subsequently exercised by the option holders at the exercise price of $0.17 per share, and the Company issued 300,000 shares of restricted common stock for aggregate proceeds of $51,000.

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

Valuation of Intangible Assets and Goodwill

At March 31, 2012, we had capitalized patent and trademark costs, net of accumulated amortization, totaling $554,802.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350). We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable. We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  The stock-based compensation expense recognized under ASC 718 for the nine month periods ended March 31, 2012 and 2011 was $65,113 and $38,056, respectively.

Seasonality

A substantial majority of our sales are to customers within the United States. We experience some seasonality in the sale of our closed-cell polyurethane foam tires for bicycles and, lawn and garden products because sales of these products generally decline during the winter months in the United States.  Sales of our closed-cell polyurethane form tire products generally peak during the late spring, summer and early fall months, typically resulting in greater sales volumes during the first and fourth quarters of the fiscal year.

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

The following summary table presents a comparison of our results of operations for the three and nine month periods ended March 31, 2012 and 2011 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2012	2011	Change	2012	2011	Change
Net revenues	$1,013,305	$863,383	17.4%	$3,411,169	$2,590,370	31.7%
Cost of revenues	$672,580	$520,558	29.7%	$2,207,066	$1,628,913	35.5%
Gross profit	$340,725	$342,825	(0.6)%	$1,204,103	$961,457	25.2%
Consulting	$27,839	$19,420	43.4%	$65,379	$86,005	(24.0)%
Depreciation and amortization expenses	$34,101	$57,070	(40.2)%	$155,424	$171,435	(9.3)%
Research and development expenses	$2,116	$2,024	4.5%	$9,732	$20,664	(52.9)%
Bad debt (income) expense	$4,882	$21,675	(77.5)%	$(869)	$73,294	(101.2)%
Selling, general and administrative expenses	$493,700	$379,896	30.0%	$1,601,886	$1,356,632	18.1%
Interest income	$1,004	$4,348	(76.9)%	$7,624	$10,990	(30.6)%
Interest expense	$(6,750)	(23,492)	(71.3)%	(32,550)	(56,224)	(42.1)%
Gain from debt settlement	$-	$-	-%	$-	$110,000	(100.0)%
Miscellaneous income/(expense)	$9,531	$5,978	59.4%	$9,531	$32,603	(70.8)%
Net loss	$(218,128)	$(150,426)	45.0%	$(642,844)	$(649,204)	(1.0)%

Three Month Period Ended March 31, 2012 Compared to March 31, 2011

Net revenues.  Revenues of $1,013,305 for the three month period ended March 31, 2012, represents a 17.4% increase over net revenues of $863,383 for the three month period ended March 31, 2011.  Product sales increased primarily due to an increase in the volume of hand truck, wheelbarrow, bicycle and forklift tires sold.  Within the polyurethane foam product line, sales revenues increased to approximately $867,000 for the three months ended March 31, 2012 from approximately $820,000 during the same period in the prior year.  Polyurethane foam product sales were hampered due to mild winter conditions that resulted in the cancellation of approximately $150,000 in orders for a product used in snow tracks.  Hand truck and wheelbarrow tire sales increased for the three months ended March 31, 2012 over the same period last year due to continued market acceptance of these products with both existing and new customers.  Forklift tire sales increased to approximately $44,000 for the three months ended March 31, 2012 from approximately $20,000 for the same period last year.  It is important to note that the forklift product line was redesigned and retooled to meet customer demand and as a result was offline for the first six weeks of the quarter ended March 31, 2012.  Market place reception of the product redesign has been favorable since implementing the product changes.  Revenues relating to chemical sales and seeder tires also bolstered the total revenue amount.

Cost of revenues.  For the three month period ended March 31, 2012, cost of revenues was $672,580 compared to $520,558, a $152,022 increase from the same three month period in 2011.  Cost of revenues grew primarily due to the increase in revenue.  Cost of revenues as a percentage of sales increased approximately 6 % primarily due to higher chemical costs.  Chemical costs increased due to supplier price increases combined with higher per unit costs on chemical purchases in reduced quantities.  Reducing the volume of chemicals purchased off peak when sales are slower reduces the amount of cash tied up in raw materials extending cash utilization.

Gross profit.  For three month period ended March 31, 2012, gross profit was $340,725 compared to $342,825 for the same period in 2011.  Gross profit for the three month period ended March 31, 2012 decreased by $2,100 or 0.6%, and represents a proportionate change over the same period in 2011 due to increased raw material costs.

Consulting expenses.  For the three month period ending March 31, 2012, consulting expenses were $27,839 as compared to $19,420 in consulting expenses during the three month period ended March 31, 2011.  This increase reflects the addition of a polyurethane manufacturing consultant engaged to solve quality and manufacturing problems encountered in the forklift product line.  In addition, the consultant reorganized the manufacturing and shipping departments.  In order to address human resource issues, a temporary consultant was engaged to assist with human resource and sales projects.  Consulting expenses are expected to fluctuate depending upon future product development, manufacturing initiatives and other projects.

Depreciation and amortization expenses.  For the three month period ended March 31, 2012, we had $34,101 of depreciation and amortization expenses compared to $57,070 for the same period last year.  Depreciation and amortization decreased primarily due to the retirement and sale of unused equipment; the abandonment of patents no longer deemed useful; and favorable manufacturing machine usage.

Research and development expenses.  For the three month period ended March 31, 2012, we had $2,116 of research and development expenses compared to $2,024 for the same period in the prior year.  Research and development are expected to remain low as the Company continues its transition from research and development to manufacturing and sales distribution.  Future research and development costs will include product improvement and special project requests fully funded by customers.

Selling, general and administrative expenses.  For the three month period ended March 31, 2012, we had $493,700 of SG&A expenses, compared to $379,896 of SG&A expenses for the same period last year.  The change in SG&A expense included an increase in royalties paid on chemical sales of approximately $20,000; an increase of approximately $31,000 in stock based compensation and expenses for director services; an increase of approximately $31,000 for sales related marketing and travel expenses; and an increase of approximately $22,000 in sales commissions.  The increase in sales related expenses reflects the addition of four additional independent sales representatives and an expansion of the distributor network.  SG&A expenses for same period in the prior year also reflected an accounting adjustment of approximately $28,000 representing the reversal of an accrual for stock exchange fees.

Net loss.  For the three month period ended March 31, 2012, we had a net loss of $218,128 compared to a net loss of $150,426 for the same period in 2011.  The net loss increased primarily due to the increase in the cost of revenues and SG&A expenses.

Nine Month Period Ended March 31, 2012 Compared to March 31, 2011

Net revenues.  We had net revenues of $3,411,169 for the nine month period ended March 31, 2012, a 31.7% increase over net revenues of $2,590,370 for the nine month period ended March 31, 2011.  Product sales increased primarily due to an increase in the volume of hand truck, wheelbarrow and forklift tires sold, and an increase in the sale of chemicals and equipment to manufacturing licensees.  Polyurethane product sales increased, primarily due to the hand truck and wheelbarrow product lines, approximately $454,000 for the nine months ended March 31, 2012 over the same period last year due to continued market acceptance of these products with both existing and new customers.  Forklift tire sales increased approximately $149,000 for the nine months ended March 31, 2012 over the same period last year largely due to increased marketing efforts.  Sales of chemicals and equipment to licensees increased approximately $186,000 due to new agreements entered into with licensees.

Cost of revenues.  For the nine month period ended March 31, 2012, cost of revenues was $2,207,066 or 64.7% of revenues compared to $1,628,913 or 62.9% of revenues sold for the same nine month period in 2011.  Cost of revenues grew primarily due to the increase in revenue.  Cost of revenues as a percentage of sales increased approximately 1.8% primarily due to higher chemical costs.  Chemical costs increased due to supplier price increases and higher per unit costs on chemical purchases in reduced quantities. Cost of revenues as a percentage of sales remained stable for the comparable periods as volume increases offset lower pricing on certain products.

Gross profit.  For nine month period ended March 31, 2012, we had $1,204,103 of gross profit compared to $961,457 for the same period 2011.  Gross profit for the nine month period ended March 31, 2012 increased by $242,646 or 25.2%, over the same period in 2011 due primarily to the increase in unit volume sales.

Consulting expenses.  For nine month period ended March 31, 2012, we had $65,379 in consulting expenses as compared to $86,005 in consulting expenses during the nine month period ended March 31, 2011.  Consulting expenses are expected to fluctuate depending upon future product development, manufacturing initiatives and other projects.

Depreciation and amortization expenses.  For nine month period ended March 31, 2012, we had $155,424 of depreciation and amortization expenses compared to $171,435 for the same period last year.  Depreciation and amortization decreased primarily due to the retirement and sale of unused equipment; the abandonment of patents no longer deemed useful; and favorable manufacturing machine usage.

Research and development expenses.  For nine month period ended March 31, 2012, we had $9,732 of research and development expenses compared to $20,664 for the same period in the prior year.  Research and development are expected to remain low as the Company continues its transition from research and development to manufacturing and sales distribution.  Future research and development costs will include product improvement and special project requests fully funded by customers.

Selling, general and administrative expenses.  For nine month period ended March 31, 2012, we had $1,601,886 of SG&A expenses, compared to $1,356,632 of SG&A expenses for the same period last year.  SG&A expense increased $245,234 due in part to increased expenses associated with higher sales levels, including commissions, royalties and travel expenses; and consultants and director stock based compensation and expenses for services.  SG&A as a percentage of sales decreased to 47.0% of total revenues from 52.4% in the same period last year.  The decrease in SG&A as a percentage of sales is due to revenue growth exceeding SG&A growth.

Net loss.  For nine month period ended March 31, 2012, we had a net loss of $642,844 compared to a net loss of $649,204 for the same period in 2011, a decrease of $6,360.  The net loss for the same period in 2011 included an uncommon gain of $110,000 on the settlement of debt with a former employee.  Excluding the uncommon gain from the settlement of debt, the net loss decreased $116,360 primarily due to the increase in revenues.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and payments received from our customers.  We do not have any significant credit arrangements.  Historically, our expenses have exceeded our revenues, resulting in operating losses.  From time to time we have obtained additional liquidity to fund our operations through the sale of shares of our common stock and the placement of short-term debt instruments.  In assessing our liquidity, management reviews and analyzes our current cash, short-term investments, accounts receivable, accounts payable, capital expenditure commitments and other obligations.

Cash Flows

The following table sets forth our cash flows for the nine month periods ended March 31, 2012 and 2011.

	Nine Months Ended March 31,
	2012	2011
Net cash provided/(used) in operating activities	$65,271	$(475,946)
Net cash used in investing activities	(106,743)	(98,193)
Net cash provided/(used) by financing activities	(22,040)	771,300
Net increase/(decrease) in cash during period	$(63,512)	$197,161

Net Cash Used By Operating Activities. Our primary sources of operating cash during the nine month period ended March 31, 2012 came from collections of accounts receivables and sales of inventories.  Our primary uses of operating cash are payments made to vendors and for employee salaries and wages.  The net loss resulted from gross profit being insufficient to cover total operating expenses.  Net cash generated by operating activities was $65,271 for the nine month period ended March 31, 2012 compared to net cash used of $475,946 for the same period in 2011.

Non-cash items include depreciation and amortization and stock based compensation.  Our net loss was $642,844 for the nine months ended March 31, 2012 compared to a net loss of $649,204 for the same period in 2011.  Net loss for the nine month period ended March 31, 2012, included non-cash expenses of $250,913 for stock and stock-option based compensation relating to services provided by directors, employees and consultants.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $106,743 for the nine month period ended March 31, 2012 and $98,193 for the same period in 2011.  Our primary uses of cash for investing activities for the nine month period ended March 31, 2012 were $92,692 for the purchase of property and equipment, which was offset by the sale of unused equipment, and $35,051 related to patents and trademarks.  Our primary uses of cash for investing activities for the nine month period ended March 31, 2011 were $104,078 for the purchase of property and equipment.

Net Cash Provided by Financing Activities.  Net cash used by financing activities was $22,040 for the nine months ended March 31, 2012, compared to net cash provided by financing activities of $771,300 for the same period last year.  The use of cash during the nine months ended March 31, 2012, primarily consisted of $110,000 for the redemption of the secured convertible promissory notes (the “Notes”).  Cash provided by financing activities in the nine months ended March 31, 2011, primarily consisted of $755,800 from the issuance of the Notes.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at March 31, 2012.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$15,000	$15,000	$-	$-	$-
Total contractual cash obligations	$15,000	$15,000	$-	$-	$-

(1)  In June 2011, we negotiated an extension of the lease for our executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square-foot building, which includes approximately 5,500 square-feet of office space, situated on approximately 4.15 acres.  The monthly base rent is $15,000 and the lease agreement has a term of one year starting on June 15, 2010.  We negotiated an additional one year extension of the lease starting on June 15, 2011.  The monthly base rent is $15,000.  Management is currently in the process of renegotiating the lease and is expected to complete those negotiations before the end of May 2012.

Cash Position, Outstanding Indebtedness and Future Capital Requirements

Our total indebtedness at March 31, 2012 was $1,289,626 and our total cash was $64,478, none of which is restricted.  Our total indebtedness at March 31, 2012 includes $473,285 in accounts payable, $214,381 in accrued expenses and $450,000 in principal for convertible notes payable.

We anticipate revenues will increase during the balance of our fiscal year.  However, our ability to continue as a going concern is dependent upon our ability to increase sales and obtain additional financing to meet our requirements and ultimately achieve profitable operations.

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $57,529,928 at March 31, 2012, which raises substantial doubt about our ability to continue as a going concern (See Note 8 to the attached financial statements).  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

In connection with the preparation of our financial statements for the quarter ended March 31, 2012, we have analyzed our cash needs for the next six months.  Based on this analysis, we concluded that our available cash may not be sufficient to meet our current minimum working capital, capital expenditure and other cash requirements.  We may issue common stock in lieu of cash as compensation for certain employment, development, and other professional services. However, we may need additional capital if our sales revenues do not meet our expectations.  In any case as we expand operations to meet or exceed our sales targets, we will most likely need additional working capital to support our growth.

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

1)  Internal Control Testing - We have determined that the internal control testing performed during the first three quarters of fiscal year 2011was inadequate.  This inadequacy results in a reasonable possibility that the Company’s controls will fail to prevent or detect a misstatement.  During the fourth quarter of fiscal year 2011 and through the current fiscal quarter we improved our testing which we believe has remediated this weakness.  We have also begun a process of updating our controls and the associated testing for assessment purposes to ensure compliance in the future.

 2) Adequate Closing Procedures - The Company’s controls failed to ensure the timely completion of year-end closing procedures which resulted in audit adjustments and delays in the completion of the financial statements.  We evaluated this weakness and determined that it was an isolated event caused by the lack of sufficient cross-training.  Subsequent to fiscal 2011 year-end, we now have sufficient personnel available and cross-trained to close the books in a timely fashion ensuring that they are complete and accurate.

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

During September 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes were originally for a term of one year with simple interest of 6.0%.  During the nine months ended March 31, 2012, a total of $110,000 of the Notes was repaid in cash, and $195,800 of the Notes converted to common stock.  Interest relating to the Notes of $25,800 has been paid through March 31, 2012.  Accrued interest on the Notes as of March 31, 2012 was $6,750.  As of this filing date, there are seven Notes with a total principal amount of $450,000 outstanding.  Of the Notes outstanding, $150,000 of the Notes extended maturity until June 30, 2012; and $300,000 of the Notes extended maturity until September 30, 2012.  The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  As an incentive to convert, if a holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of two years from the date of conversion.  However, if a holder does not elect such conversion, we are obliged to repay the outstanding principal and interest in cash prior to the respective notes maturity date.  If several note holders demand cash repayment, it could severely impact our cash flow, limit our ability to make necessary capital improvements and prevent us from completing our business plans or expanding our production capability.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  NOT APPLICABLE

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit 31	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 32	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2012

AMERITYRE CORPORATION

/s/Timothy L. Ryan
Timothy L. Ryan
Chief Executive and Principal Financial Officer