Form 10-K/A
period 2011-06-30
AMERITYRE CORP
filed 2012-09-26
CIK 945828

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

THIS REPORT IS BEING AMENDED TO CHANGE THE CONCLUSION OF OUR PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER CONCERNING THE EFFECTIVENESS OF OUR DISCLOSURE CONTROLS AND PROCEDURES DUE TO OUR INABILITY TO FILE TIMELY, AND THE CONCLUSION OF OUR PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER CONCERNING OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING FOR THE PERIOD COVERED BY THIS REPORT DUE TO THE MATERIAL WEAKNESSES IDENTIFIED. THESE CHANGES, FROM EFFECTIVE TO INEFFECTIVE, ARE REPORTED IN ITEM 9A, CONTROLS AND PROCEDURES. THERE ARE NO OTHER CHANGES TO THE REPORT AS ORIGINALLY FILED.

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

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive and financial officer, concluded that the design and operation of these disclosure controls and procedures were not effective due to the material weakness identified in Management’s Report below that prevented the timely filing of this Report.

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

We are responsible for establishing and maintaining a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and Board of Directors regarding the reliability of our financial statements. The system includes but is not limited to:

·	a documented organizational structure and division of responsibility;

·	established policies and procedures, including a code of conduct to foster a strong ethical climate which is communicated throughout the company;

·	regular reviews of our financial statements by qualified individuals; and

·	the careful selection, training and development of our people.

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

We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we have discovered two material weaknesses in our internal control system. Due to these weaknesses, our principal executive and financial officer has concluded that our internal control over financial reporting was ineffective during the period covered by this Report.

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

Amerityre Corporation

August __, 2012

By:

/s/ Timothy L. Ryan
Timothy L. Ryan
Principal Executive and Financial Officer

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

3.           Exhibits:
The exhibits to this report are listed on the Exhibit Index below.
(b)           Description of exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to our registration statement on Form 8-A12G (File No. 000-50053)).
3.2	Certificate of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3 to our current report on Form 8-K dated November 17, 2004).
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.02 to our registration statement on Form 8-A12G (File No. 000-50053)).
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.01 to our registration statement on Form 8-A12G (File No. 000-50053)).
31.1	Certification of Principal and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 21, 2012

AMERITYRE CORPORATION

By: /s/Timothy L. Ryan
Timothy L. Ryan Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of September 2012.

/s/ Timothy L. Ryan
Timothy L. Ryan Chairman of the Board of Directors

/s/John J. Goldberg	/s/Gary Tucker
John J. Goldberg Director	Gary Tucker Director

/s/L. Wayne Arnett	/s/Brian Hesje
L. Wayne Arnett Director	Brian Hesje Director

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