Form 10-Q/A
period 2011-09-30
AMERITYRE CORP
filed 2012-09-26
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 2

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

THIS REPORT IS BEING AMENDED TO CHANGE THE CONCLUSION OF OUR PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER CONCERNING THE EFFECTIVENESS OF OUR DISCLOSURE CONTROLS AND PROCEDURES DUE TO OUR INABILITY TO FILE TIMELY. THIS CHANGE, FROM EFFECTIVE TO INEFFECTIVE, IS REPORTED IN ITEM 4, CONTROLS AND PROCEDURES. THERE ARE NO OTHER CHANGES TO THE REPORT AS ORIGINALLY FILED.

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

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our management, including our principal executive and financial officer, concluded that the design and operation of these disclosure controls and procedures were not effective due to our inability to timely file this Report. .

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

 2) Adequate Closing Procedures - The Company’s controls failed to ensure the timely completion of year-end closing procedures which resulted in audit adjustments and delays in the completion of the financial statements.  We initially evaluated this weakness and determined that it was an isolated event caused by the lack of sufficient cross-training.  However, at the filing date of our original Report, we did not have sufficient personnel available and cross-trained to close the books in a timely fashion ensuring that they are complete and accurate. We are continuing to work to address this weakness.

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

ITEM 6.  EXHIBITS

Exhibit 31.01	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 32.01	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on December 14, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 21, 2012

AMERITYRE CORPORATION

/s/Timothy L. Ryan
Timothy L. Ryan
Chief Executive Officer