Form 10-Q/A
period 2011-12-31
AMERITYRE CORP
filed 2012-09-26
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No.1

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

* These exhibits were previously included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011, filed with the Securities and Exchange Commission on February 22, 2012.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 21, 2012

AMERITYRE CORPORATION

/s/Timothy L. Ryan
Timothy L. Ryan
Chief Executive and Principal Financial Officer