Form 10-K
period 2012-06-30
AMERITYRE CORP
filed 2012-09-28
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number   000-50053

AMERITYRE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0535207 (I.R.S. Employer Identification No.)
1501 Industrial Road Boulder City, Nevada 89005 (702) 293-1930 (Address of principal executive office and telephone number)

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

Large accelerated filer  ☐      Accelerated filer ☐         Non-accelerated filer    ☐       Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

On September 25, 2012, there were 34,926,620 shares of common stock of the Registrant outstanding. As of December 31, 2011, the Registrant’s most recent second quarter, there were 33,161,868 shares of common stock of the Registrant outstanding and the market value of common stock held by non-affiliates was $7,645,217 (based upon the closing price of $0.27 per share of common stock as quoted on the NASD: OTCBB).

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement, which will be issued in connection with the 2012 Annual Meeting of Shareholders of Amerityre Corporation, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMERITYRE CORPORATION
2011 ANNUAL REPORT ON FORM 10-K

ii

AMERITYRE CORPORATION
2012 ANNUAL REPORT ON FORM 10-K

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

iii

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

Products

Our polyurethane material technology is based on two proprietary formulations; closed-cell polyurethane foam, which is a lightweight material with high load-bearing capabilities for low duty cycle applications; and Elastothane®, a high performance polyurethane elastomer with high load-bearing capabilities for high duty applications.  We are concentrating on three segments of the tire market: low duty cycle foam tires, solid forklift tires and agricultural tires.

Closed-Cell Polyurethane Foam Tires

We currently manufacture several lines of closed-cell polyurethane foam tires for bicycles, hand trucks, lawn and garden, wheelbarrow, and medical mobility products.  Our closed-cell polyurethane foam products are often referred to as flat-free because they have no inner tube, do not require inflation and will not go flat even if punctured.  Our closed-cell polyurethane foam tires are mounted on the wheel rim in much the same way as a pneumatic tire.  Our closed-cell polyurethane foam products are virtually maintenance free, eliminating the need to make tedious puncture repairs and offering superior wear compared to rubber based tires.  Foam tires and components accounted for 87% of fiscal 2012 revenues.

Polyurethane Elastomer Forklift Tires

We have developed solid polyurethane forklift tires made of Elastothane®.  We currently produce and sell over 20 sizes for Class 1, 4 and 5 forklifts.  We believe our tires are superior to rubber tires as they are non-marking, more energy efficient, carry greater load weight, operate in lower temperature environments and have longer service lives.  Forklift tires accounted for 9% of fiscal 2012 revenues.

Agricultural Tires

Amerityre has developed two products for the agricultural tire market, one used in irrigation and one used in planting.  Both products have successfully field tested and we are developing sales and marketing strategies and manufacturing plans for these products.  Agricultural tires accounted for 4% of fiscal 2012 revenues.

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

Operations/Manufacturing

Our closed-cell polyurethane foam products are primarily manufactured utilizing multiple stationed carousel centrifugal molding presses.  We produce closed-cell foam products using these presses by pouring a proprietary polyurethane formula into a mold, which then spreads out in the mold through centrifugal force.  The molding process occurs by reacting monomeric diphenylmethanediisocyanate (MDI) with polyol and other chemicals.  The chemical reaction causes a cross linking of the chemicals, which thereafter become solid.  The manufacturing process for a closed-cell polyurethane foam product takes less than two minutes.  The closed-cell polyurethane foam product can then be removed from the mold and the process is repeated.

All of our products are inspected following the manufacturing process and prior to shipment to ensure quality.  Any closed-cell foam products considered by our quality control personnel to be defective are disposed of through traditional refuse collection services or are ground into pellets, which can be melted and reused to make other products and reduce waste of raw materials.

 Information Systems

We use commercial computer aided design (CAD) software in connection with engineering and designing our products.  This software allows us to integrate our proprietary manufacturing and production data with our design technology, enabling our engineering department to leverage our previous manufacturing and test results to predict the performance characteristics of new product designs and product improvements.  For general business purposes, we use commercially available software for financial, distribution, manufacturing, customer relationships and payroll management.

Sales, Marketing and Distribution

We have one full-time sales person and five independent sales representatives actively targeting customers that utilize tires in significant volume.  Senior Managements is also working to establish broader distribution for our products by contacting major regional distributors, retail cooperatives and chains that distribute and otherwise sell our products.  We currently distribute directly from our manufacturing facility in Boulder City, Nevada and from an independent, contracted warehouse in Ravenna, Ohio.

Internationally, we have a distribution agreement established in Canada and a manufacturing licensing agreement established in Asia. In addition, we have developed distribution partners in Sweden and Germany. We continue to seek additional international sales and marketing partners to expand the worldwide sales and distribution of our products.

Customers

We have two customers who accounted for 33% and 37% of our sales for the years ended June 30, 2012 and 2011, respectively.    In general, our customers are comprised of OEMs of lawn and garden products, and outdoor power equipment, regional distributors, retail cooperatives and chains that sell lawn and garden products, bicycle tires and hand truck tires to the aftermarket.

Competition

There are several companies that produce not-for-highway-use or light-use tires from polyurethane foam such as Greentyre, manufactures in the UK; Carefree Tire manufactures in China; Marathon Tire manufactures in China; Custom Engineered Wheels and Krypton Industries manufacture in India.  We believe our closed-cell polyurethane foam tires differ from the polyurethane foam tires offered by the aforementioned competitors because our products contain millions of closed-cell versus open-cell air bubbles.  By closing the cells, our products have higher load bearing characteristics than tire products with open-cell polyurethane foam, while effectively producing a ride quality comparable to a pneumatic tire.

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

Intellectual Property Rights

We seek to obtain patent protection for, or to maintain as trade secrets, those inventions that we consider important to the development of our business.  We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and branding.  We control access to our proprietary technology and enter into confidentiality agreements with our employees and other third parties.  We own twelve issued U.S. patents and have additional pending U.S. and foreign patent applications.  We use various trademarks in association with marketing our products, including the names Amerityre®, Elastothane®, Arcus®,  Atmospheric®,  Amerifill®, Tire Technology for the 21st Century®, Flexfill®, Kik® and Kryon®.

Trade Secrets

Our polyurethane material technology is based on two key proprietary formulations, a closed-cell polyurethane foam, which is a lightweight material with high load-bearing capabilities for low duty cycle applications, and a polyurethane elastomer, which is a high performing material with high load-bearing capabilities for high duty applications. We are in compliance with the governing regulations that provide our formulations protection under U.S. Trade Secret law.

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

Method for Vacuum Forming an Elastomeric Tire	8,114,330	2/14/2012	Applies to polyurethane tires and methods we employ to evacuate air from mold while moving material through the mold.
Run Flat Tire Insert System	7,398,809	7/15/2008	Applies to how to utilize an insert on a wheel within a corresponding pneumatic tire
Method and Apparatus for Vacuum Forming an Elastomeric Tire	7,399,172	7/15/2008
Applies to polyurethane tires and the method we employ to evacuate air from the mold while moving material through the mold utilizing a vacuum process to eliminate air pockets within the matrix of the material

Method for Filling a Tire and Wheel with a Closed Cell Foam	Pending	10/31/2008	Applies to how filling a tire and wheel assembly cavity with flexible closed cell polyurethane foam
System for Retreading a Transport Tire with Polyurethane Tread	8,206,141	6/26/2012	Applies to apparatus we used to retread transport tires with polyurethane tread.
Process for Forming an Airless Spare Tire	Pending	9/7/2011	Applies to the process we employ to manufacture an automobile spare tire from polyurethane.
Method for Retreading a Heavy Duty Tire with a Polyurethane Tread	Pending	05/2/2012	Applies to the method we employ for applying a polyurethane tread to a rubber tire casing.

Trademarks

Set forth in the schedule below are the United States trademarks that have been registered.

Trademarks	Registration/Serial #	Issued/Filed
Amerityre®	2,401,989	8/14/2001
Elastothane®	3,139,489	9/9/2003
Arcus®	2,908,077	12/1/2003
Atmospheric®	3,089,313	5/9/2006
Logo™	85/686,835	7/25/2012
Amerifill®	3,440,176	3/18/2008
Tire Technology for the 21st Century®	3,190,582	1/2/2007
Flexfill®	3,499,944	9/9/2008
Kik®	3,608,633	4/21/2009
Kryon®	4,009,423	9/9/2011

We also own certain trademark applications and/or trademark registrations relating to the Arcus trademark in several foreign jurisdictions.

Employees

As of August 31, 2012, we had 21 full-time employees and 7 part-time employees, including 6 salaried and 22 hourly employees.  We may hire temporary labor for manufacturing needs as required.  We believe that we will be able to hire a sufficient quantity of qualified laborers in the local area to meet our employment needs.  Our manufacturing process does not require special training, other than orientation to our production techniques and specific equipment.  None of our employees is represented by a labor union or a collective bargaining agreement.  We consider our relations with our employees to be good.

Research and Development

Our current research and development activities are focused primarily on product improvement (i.e., forklift tires and agriculture tires) and cost efficient manufacturing processes.  Due to the Company’s limited resources, tire projects which are contingent on additional development, such as composite and automotive tires, have been put on hold and will be revisited at a later date.  Research and development expenses were $10,032 and $22,795, for fiscal 2012 and 2011, respectively.

ITEM 1A. RISK FACTORS

Due to our history of operating losses, our auditors are uncertain that we will be able to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern.  For the years ended June 30, 2012 and 2011, we had net losses of approximately $1,175,019 and $841,133 respectively.  The independent auditors’ report issued in conjunction with the financial statements for the year ended June 30, 2012 contains an explanatory paragraph indicating that the foregoing matters raise substantial doubt about our ability to continue as a going concern. We cannot guarantee that we can generate net income, increase revenues or successfully expand our operation in the future, and if we cannot do so, the company may not be sustainable and any investment in the company may be lost.

Because our auditors have expressed a going concern opinion, our ability to obtain additional financing could be adversely affected.

We have incurred significant losses since inception, which have resulted in an accumulated deficit of $58,062,103 at June 30, 2012.   Because of these continued losses and our accumulated deficit, we have included a going concern paragraph in Note 5 to our financial statements included in this report, addressing substantial doubt about our ability to continue as a going concern. This going concern paragraph could adversely affect our ability to obtain favorable financing terms in the future or to obtain any additional financing if needed.

Historically, we have lost money from operations and we have made no provision for any contingency, unexpected expenses or increases in costs that may arise.

Since inception, we have been able to cover our operating losses from the sale of our securities.  We do not know if these sources of funds will be available to cover future operating losses. If we are unable to obtain adequate sources of funds to operate our business we may not be able to continue as a going concern.

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

In order to succeed as a company, we must continue to manufacture quality products and sell adequate quantities of products at prices sufficient to generate profits.  We may not accomplish these objectives.   A number of factors may affect future sales of our products even if we are successful in increasing our revenue base.  These factors include whether competitors produce alternative or superior products and whether the cost of implementing our products is competitive in the marketplace.

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

During the year ended June 30, 2011, we closed a private placement of secured convertible promissory notes (the “Notes”). We sold an aggregate of $755,800 in Notes. The Notes were for a term of one year with simple interest of 6%. The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share. As an incentive to convert, if a holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion. However, if a holder does not elect such conversion, we are obliged to repay the principal and interest in cash. At this filing date, some holders have converted into shares, some have redeemed for cash and the remaining holders have extended their maturity until September 30, 2012. If several of the outstanding note holders demand cash repayment, it could severely impact our cash flow, limit our ability to make necessary capital improvements and prevent us from completing our business plans or expanding our production capability.

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

Because we have limited experience, we may be unable to successfully manage planned growth

We have limited experience in the commercial manufacturing and marketing arena, limited product sales and marketing experience, and limited staff and support systems, especially compared to competitors in the tire industry.  In order to become profitable through the commercialization of our technology and products, our products must be cost-effective, economical to produce, have the ability to be distributed on a commercial scale.  Furthermore, if our technologies and products do not achieve, or if they are unable to maintain, market acceptance or regulatory approval, we may not be profitable.

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

The markets for our products are highly competitive on a global basis, with a number of companies having significantly greater resources and market share than us.  Many of our competitors maintain a significantly higher level of brand recognition than we do.  Their access to greater resources enables them to adapt more quickly to changes in the markets we have targeted.  Our competitors are able to devote greater resources to the development and sale of new products.  Most of the products we have developed have not obtained broad market acceptance and rely on our emerging technology.  To improve our competitive position, we will need to make significant ongoing investments in manufacturing, customer service and support, marketing, sales, research and development and intellectual property protection.  We do not know if we will have sufficient resources to continue to make such investments or if we will maintain or improve our competitive position within the markets we serve.

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

Third parties may invalidate our patents

Third parties may seek to challenge, invalidate, circumvent or render unenforceable any patents or proprietary rights owned by or licensed to us based on, among other things:

·	subsequently discovered prior art;

·	lack of entitlement to the priority of an earlier, related application; or

·	failure to comply with the written description, best mode, enablement or other applicable requirements.

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

The materials used to produce our products are susceptible to price fluctuations due to supply and demand trends, the economic climate and other unforeseen trends.  With respect to both polyols and isocyanates, worldwide demand is increasing and may exceed current capacity. If we are successful in implementing our business strategy, the quantities of chemical raw materials required by us or by others that utilize our technology may increase significantly. Shortages, if any, may result in chemical price increases. We have experienced increases in the cost of wheel components due to the increased cost of steel, but no supply delays or shortages.  However, we anticipate that we may experience an increase in steel wheel components at such time as the Chinese government cancels any export rebates it may be currently providing Chinese wheel manufacturers.  Our raw materials pricing could increase further in the future.  Because we are introducing products that will compete, in part, on the basis of price, we may be unable to pass cost increases on to our customers.  If we are unable to pass on raw material cost increases to our customers, our future results of operations and cash flow will be materially adversely affected.

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

Shareholders and potential investors may experience some difficulty trading our stock since it is only quoted on the National Association of Securities Dealers (NASD) Over the Counter Bulletin Board.

 Our common stock is quoted on NASD OTC Bulletin Board.  As a result, secondary trading of our shares may be subject to certain state imposed restrictions and the ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Further, our shares may be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000, excluding the value of a principal residence, or annual income exceeding $200,000 by an individual, or $300,000 together with his or her spouse), are subject to additional sales practice requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of June 30, 2012, we did not have any unresolved comments with the staff of the Securities and Exchange Commission.

ITEM 2. PROPERTIES

In June 2012, we negotiated a two year extension of the lease on our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building, which includes approximately 5,500 square feet of office space, situated on approximately 4.15 acres.   The extended lease commenced on July 1, 2012 and reduced the base rent to $11,000 per month.  All other terms and conditions of the building lease remain in effect.

ITEM 3. LEGAL PROCEEDINGS

As of June 30, 2012, we were not involved in any legal proceedings.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock traded on the NASDAQ Capital Market under the symbol "AMTY" through February 3, 2010. Subsequent to that date, our common stock is quoted on the NASD OTC Bulletin Board. The following table sets forth for the periods indicated the high and low sale prices of our common stock.  Prices represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal year ended June 30,	High	Low

2012
Fourth Quarter	$0.39	$0.16
Third Quarter	$0.40	$0.26
Second Quarter	$0.46	$0.26
First Quarter	$0.50	$0.16

2011
Fourth Quarter	$0.30	$0.12
Third Quarter	$0.32	$0.21
Second Quarter	$0.35	$0.20
First Quarter	$0.49	$0.26

The closing price of our common stock on the NASD OTC Bulletin Board on September 25, 2012 was $0.19 per share.  As of September 25, 2012, there were approximately 483 holders of record of our common stock and 34,926,620 shares of common stock outstanding based on information provided by our transfer agent, Interwest Transfer Company, 1981 E. Murray-Holladay Road, Holladay, Utah 84117.

On September 3, 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes are for a term of one year with simple interest of 6%.  The principal and interest are due at maturity if the note holders decide not to convert the note into common shares.  The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  If the holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion.  No officers, directors or affiliates of the Company participated in the private placement.  The Notes were sold pursuant to subscription documents between the Company and each investor.  We believe the offer and sale of the securities described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D thereunder because the securities were sold to accredited investors in a transaction not involving a public offering.  During the year ended June 30, 2012, $110,000 of the Notes were redeemed; $195,800 of the Notes converted into 559,429 shares of common stock; and $450,000 of the Notes extended maturity until September 30, 2012.  Interest due on the Notes as of June 30, 2012 was $9,018.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance or financial condition.  Such statements are only predictions and the actual events or results may differ materially from the results discussed in or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Part I. Item 1A. Risk Factors" as well as those discussed elsewhere in this report.  The historical results set forth in this discussion and analyses are not necessarily indicative of trends with respect to any actual or projected future financial performance.  This discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report.

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

We are concentrating on three segments of the tire market: low duty cycle foam tires, solid forklift tires and agricultural tires. Our most recent activities in these areas are set forth below:

Low duty cycle foam tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and dealers accounts for most of our revenue at this time. We have the ability to produce a broad range of products for the low duty cycle tire market. Marketing efforts are focused on building a distribution network to expand our business and product sales.

Solid forklift tires – Manufacturing was suspended in the second quarter of fiscal 2012 due to quality and process issues.  We engaged a polyurethane specialist to lead the corrective action efforts and complete the development of a marketable forklift tire.  The Company recommenced commercial sales of forklift tires in the third quarter of fiscal 2012.

Agricultural tires – The Company completed a product redesign in the fourth quarter of fiscal 2012 and is currently pursuing two segments of the agricultural tire market. We believe both segments present a significant opportunity and is a significant part of the Company’s growth strategy.

Due to the Company’s limited resources, tire projects which are contingent on additional development, such as composite and automotive tires, have been put on hold and will be revisited at a later date.

Factors Affecting Results of Operations

Our operating expenses consisted primarily of the following:

·
Cost of sales, which consists primarily of raw materials, components and production of our products, including applied labor costs and benefits expenses, maintenance, facilities and other operating costs associated with the production of our products;

·
Selling, general and administrative expenses, which consist primarily of salaries, commissions and related benefits paid to our employees and related selling and administrative costs including professional fees;

·	Research and development expenses, which consist primarily of equipment and materials used in the development of our technologies;

·	Consulting expenses, which consist primarily of amounts paid to third-parties for outside services;

·	Depreciation and amortization expenses which result from the depreciation of our property and equipment, including amortization of our intangible assets; and

·	Amortization of deferred compensation that results from the expense related to certain stock options to our employees.

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

Valuation of Intangible Assets and Goodwill

At June 30, 2012, the Company had capitalized patent and trademark costs, net of accumulated amortization, totaling $531,222. The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350). We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable. We consider the following indicators, among others, when determining whether or not our patents are impaired:

·	any changes in the market relating to the patents that would decrease the life of the asset;

·	any adverse change in the extent or manner in which the patents are being used;

·	any significant adverse change in legal factors relating to the use of the patents;

·	current-period operating or cash flow loss combined with our history of operating or cash flow losses;

·	future cash flow values based on the expectation of commercialization through licensing; and

·	current expectations that, more likely than not, the patents will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists of chemicals, finished goods produced in our plant and products purchased for resale.

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  Per the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718), stock-based compensation expense recognized for the fiscal years ended June 30, 2012 and 2011 was $480,160 and $142,863 respectively.

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

Results of Operations

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our revenues and cash flows.  These key performance indicators include:

·	Net revenues, which consists of product sales revenues and equipment sales revenues, if any;

·	Sales revenue, net of returns and trade discounts, which is an indicator of our overall business growth and the success of our sales and marketing efforts;

·	Gross profit, which is an indicator of both competitive pricing pressures and the cost of sales of our products;

·	Growth in our customer base, which is an indicator of the success of our sales efforts; and

·	Distribution of revenue across our products offered.

The following summary table presents a comparison of our results of operations for the fiscal years ended June 30, 2012 and 2011 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below

			Percent
	Fiscal Year Ended June 30,		Change
	2012	2011	2012 vs. 2011
Net revenues	$4,365	$3,679	18.6%
Cost of revenues	2,833	2,329	21.6%
Gross profit	1,531	1,350	13.4%
Selling, general, and administrative expenses (1)	2,371	1,839	28.9%
Research and development expenses	10	23	(56.5)%
Consulting expenses	90	127	(29.1)%
Depreciation and amortization expenses	212	238	(10.9)%
Gain on sales of assets	9	6	50.0%
Gain on settlement	-	110	(100.0)%
Other Income/(Expense)	(32)	(43)	(25.6)%
Net loss	$(1,175)	$(841)	39.7%

(1)  Includes stock-based compensation expense of $480,160 and $142,863 for the fiscal years ended June 30, 2012 and 2011, respectively.

Year Ended June 30, 2012 Compared to the Year Ended June 30, 2011

Net revenues.   Net revenues of $4,364,756 for the year ended June 30, 2012, represents a $685,716 or 18.6% increase over net revenues of $3,679,040 the year ended June 30, 2011.  The overall increase in revenues was largely due to the revenue growth in several product lines.  Hand truck tire and wheel assemblies revenues increased approximately 12% over the prior year and remain our number one selling product representing approximately 30% of revenue.  Revenues for wheel barrow tire and wheel assemblies grew approximately 44% over the prior year and became our second best selling product.  Lawn and garden products accounted for approximately 12% of total revenues and are our third largest selling product line.  Although forklift tire sales increased approximately 137% over the prior year, tire failures during the second quarter caused a production shutdown for several months.  As a result, forklift tire sales did not meet management’s expectations for the fiscal year. The forklift tire failures were caused by product design and chemical mixing problems that have since been resolved and production recommenced in March 2012.  The improved performance of the forklift tire has led to the resurgence of product sales.  The forklift dealer network experienced growth during the fourth quarter of fiscal 2012. Sales of blended chemicals to customers licensed to manufacture non-competing products also increased significantly over the prior year and represents approximately 8% of total revenues.  Engineering and product redesign of the agricultural product lines was completed in the fourth quarter of fiscal 2012 and are ready for a major product launch in the spring of 2013.  An initial startup of orders has already been booked.

Cost of revenues.  Cost of revenues for the year ended June 30, 2012 was $2,833,385 or 64.9% of revenues compared to $2,329,139 or 63.3% of revenues for fiscal 2011.  The increase as a percent of revenue was largely due to our inability to purchase chemicals at bulk load pricing due to cash flow constraints.  In some cases, wheel components have been sourced domestically at higher per unit prices rather than from international suppliers due to our inability to meet minimum purchasing requirements.  Both of these issues lead to a negative purchase price variance in the second half of the year.  In addition, redesign and retooling of the forklift tire product lines resulted in higher than expected costs.  These issues have led to higher costs of revenues and lower gross profit margins.  The Company still maintains sufficient production capacity to meet anticipated customer demand without incurring a proportionate increase in overall production costs.  In addition, recent capital funding has allowed us to return to bulk chemical purchases at lower costs per unit.

Gross profit.  Gross profit for the year ended June 30, 2012 of $1,531,371 represents a 13.4% increase over gross profit of $1,349,901 for the same period in 2011. The fiscal 2012 gross profit reflects a 35.1% gross margin for product sales compared to a gross margin on product sales of 36.7% for fiscal 2011.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) of $2,370,858 for the year ended June 30, 2012 represents a 28.9% increase over SG&A expenses of $1,839,459 for the same period in 2011. The increase in SG&A expenses over the prior year is largely due to an increase in the use of stock-based compensation for services, an increase in sales related expenses and warranty expense related to forklift tire failures experienced in the second quarter.

Recognizing a significant need to reorganize key management positions, over the past year we have strived to place qualified individuals in key positions.  Often, we have had to turn to outside consultants, recently graduated students, interns and directors to fill key positions, assist the current staff or complete important projects.  In a number of cases, we have missed opportunities to retain qualified individuals due to cash flow constraints.  Therefore, in order to attract and retain the qualified personnel needed to achieve our goals, management has resorted to the issuance of stock or stock options whenever possible.  However in many cases, the issuance of stock and stock options is only a viable option to those who have independent sources of personal income and deeply believe in the potential of the Company, such as retired consultants and directors.  While this policy has enhanced our ability to achieve our goals without impacting cash flow, the related non-cash expense has been significant.  During the fiscal year 2012, we incurred approximately $480,000 in non-cash, stock-based compensation expense compared to $142,863 for the same period in 2011.  We expect this trend to continue in the foreseeable future or until we can obtain additional capital financing.  The use of non-resident personnel, which primarily includes consultants and directors, has also increased the travel related costs.

Sales related expenses, such as travel expenses, sales commissions and advertising, also contributed to the increase in SG&A. During the fiscal year 2012, sales related travel expenses increased approximately $44,000 over the prior year.  In addition, sales commissions on chemical sales to licensees increased approximately $38,000 and sales commissions to the sales group increased approximately $56,000 over the prior fiscal year.  Advertising and other marketing costs increased approximately $14,000 during fiscal 2012 over the prior year.

Warranty expense, primarily related to the forklift tire failures that occurred in the second quarter, was also a contributing factor to the increase in SG&A.  As a result of the forklift tire failures in the second quarter, a number of customers and distributors returned their entire forklift tire inventory along with the tires that failed. In order to retain its customers and dealers, the Company was forced to accept the return of the forklift tires. All of the returned forklift tires are being held at the east coast distribution warehouse located in Ravenna, Ohio.  Management hopes to sell those tires to international customers on an “as is” basis at a reduced priced.  During fiscal 2012, we recorded a loss of approximately $47,000 primarily related to the forklift tire failures.  As of June 30, 2012, we held approximately $55,000 of the returned forklift inventory at our Ravenna distribution center.  We may incur additional losses if our plan to dispose of the returned forklift tires is unsuccessful.

Research and development expenses.  Research and development expenses for the year ended June 30, 2012 were $10,032, and 56.0% decrease in the research and development expenses for fiscal 2011 of $22,795.  Research and development expenses are largely limited to product improvement and specific customer requests.

Consulting expenses.  Consulting expenses for the year ended June 30, 2012 were $90,257 compared to consulting expenses of 127,188 for fiscal 2011.  The Board of Directors has engaged a number of management, financial and manufacturing consultants to assist in the management of the Company. Consulting expenses are expected to fluctuate from time to time due to the need for qualified personnel to assist us with production and system needs.

Depreciation and amortization expenses.  Depreciation and amortization for the year ended June 30, 2012 were $212,056 compared to $238,251 for fiscal 2011.  The 11% decrease between years is primarily due to an increase in the number of fully depreciated assets.

Net loss.  The net loss for the year ended June 30, 2012 of $1,175,019 represents a 39.7% increase from the net loss for the year ended June 30, 2011 of $841,133.  The increase in the net loss is primarily due to higher cost of revenues resulting from negative purchase price variances on raw materials and higher SG&A expenses relating to stock based compensation and selling costs associated with increased sales activity.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents and payments received from our customers.  We do not have any significant credit arrangements.  Historically, our expenses have exceeded our revenues, resulting in operating losses.  From time to time we have obtained additional liquidity to fund our operations through the sale of shares of our common and preferred stock, and the placement of short-term debt instruments.  In assessing our liquidity, management reviews and analyzes our current cash, short-term investments, accounts receivable, accounts payable, capital expenditure commitments and other obligations.

Cash Flows

The following table sets forth our consolidated cash flows for the fiscal years ended June 30, 2012 and 2011.

	Years ended June 30,
	2012	2011
	(In 000’s)
Net cash used by operating activities	$(213)	$(600)
Net cash used in investing activities	(99)	(107)
Net cash provided by financing activities	289	771
Net increase (decrease) in cash and cash equivalents during period	$(23)	$64

Net Cash Used By Operating Activities. Our primary sources of operating cash during fiscal 2012 came from collected accounts receivable and the reduction of raw material and finished goods inventory levels.  Our primary uses of operating cash are payments made to our vendors and employees.  Net cash used by operating activities was $212,509 for the year ended June 30, 2012 compared to $599,796 for the same period in 2011.  The decrease in cash used in operating activities is primarily due to improved collections utilizing favorable payment terms and efforts to increase inventory turnover and reducing standing inventory levels.

Non-cash items include depreciation and amortization, and stock based compensation.  Our net loss was $1,175,019 for the year ended June 30, 2012 compared to a net loss of $841,133 for the same period in 2011.  The net loss for fiscal 2012 included non-cash expenses of $330,160 and $150,000 for stock-based compensation and accrued stock-based compensation for services, respectively.  In fiscal 2011, stock-based compensation and accrued stock-based compensation for services were $93,549 and 49,314, respectively.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $98,603 for the year ended June 30, 2012 and $107,336 for the same period in 2011.  The primary sources and uses of cash flow from investing activities for the year ended June 30, 2012 were related to the sale and acquisition of property and equipment of $79,749, and investments in patents of $18,854.

Net Cash Provided by Financing Activities.  During the fiscal year ended June 30, 2012, the primary sources and uses of cash from financing activities were proceeds from preferred stock subscriptions of $260,000; proceeds from the settlement of a note receivable of $100,000; cash receipts from the exercise of stock options of $51,000; and cash paid to retire notes payable of $110,000.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at June 30, 2012.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$264,000	$132,000	$132,000	$—	$—

Total contractual cash obligations	$264,000	$132,000	$132,000	$—	$—

(1)  In June 2012, we negotiated an extension to the lease for our executive and manufacturing facilities located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square-foot building, which includes approximately 5,500 square-feet of office space, situated on approximately 4.15 acres.  The two year lease extension commenced on July 1, 2012 and the base rent was reduced $4,000 per month to $11,000 per month.  All other terms and conditions of the building lease remain in effect.

Cash Position, Outstanding Indebtedness, and Future Capital Requirements

Our total indebtedness at June 30, 2012 was $1,276,924 and our total cash was $105,838, none of which is restricted. Our total indebtedness at June 30, 2012 includes $376,721 in accounts payable, $356,986 in accrued expenses, $450,000 in convertible notes, $27,014 in current portion of long term debt, $9,018 in convertible note accrued interest and $3,345 in deferred revenues. We also have $53,840 in long-term liabilities.

Over the past several months, the Company has revised its overall business and financing strategy.  While management is still intent on focusing on the profitable product lines, there are a significant number of revenue growth opportunities that are being lost due to existing cash flow constraints.  Therefore, management hopes to adopt an aggressive business plan that involves the acquisition of production equipment to achieve higher production output, and to maintain sufficient raw material inventory levels to capitalize on revenue growth opportunities.  This aggressive business strategy can only be implemented with additional financing.  Therefore, the Company has increased its efforts to obtain financing through means that heretofore may not have been previously considered such as preferred stock offerings and government backed loans.  If we are unable to obtain the necessary financing to execute an aggressive strategy, then the Company will have to revert to a slow-growth, cash sustainable plan.

Although we believe that we can successfully implement either of these business plans, management cannot give any assurances that it will be able to do so.  Our business plans assume that, among other items, our revenues will increase from the sale of the new product lines, our raw materials expenses may increase, and our expenses from operations will decrease as a percentage of sales due to the cost reduction measures already implemented.

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses which have resulted in a total retained deficit of $58,062,103 at June 30, 2012, which raises substantial doubt about our ability to continue as a going concern (See Note 5 to the attached financial statements). The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

To supplement our cash needs at the end of fiscal year 2012 and into fiscal 2013, we conducted a private placement of convertible preferred stock (the “Series A Shares). As of the filing date, the Company has received and accepted subscriptions for the purchase of 885,000 shares of its Series A Shares.

In connection with the preparation of our financial statements for the year ended June 30, 2012, we have analyzed our cash needs for fiscal 2013. Based on this analysis, we have concluded that our available cash, including the cash raised in the private placement of convertible preferred stock, should be sufficient to meet our minimum cash requirements for fiscal 2013 for a slow-growth, cash sustainable plan. However we may need additional capital if our sales revenues do not meet our expectations.  Furthermore, we will need a significant capital investment if we are to implement our aggressive business strategy.

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

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive and financial officer, concluded that the design and operation of these disclosure controls and procedures were not effective for the period covered by this report, in particular due to our inability to timely file our quarterly reports for our fiscal quarters ended September 30, 2011, December 31, 2012, and March 31, 2012.

During the fourth quarter of fiscal year 2011 and the first three quarters of the current fiscal year we initiated efforts to improve our internal controls testing.  In the current quarter, we have completed the process of updating our controls and the associated testing for assessment purposes to ensure future compliance.

We have also updated our quarterly and year-end closing procedures to avoid audit adjustments and delays in the completion of the financial statements.   We are continuing to work to address this weakness by seeking to have sufficient personnel available and cross-trained to close the books in a timely fashion ensuring that they are complete and accurate.

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

We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we have remediated a weakness in our internal controls testing and are working to complete changes in our quarterly and year-end closing procedures to insure timeliness. However, due to these weaknesses, our principal executive and financial officer has concluded that our internal control over financial reporting was ineffective for the period covered by this Report.

Amerityre Corporation

September 28, 2012

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

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our proxy statement related to our 2012 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than October 28, 2012 (120 days after the end of the fiscal year covered by this Annual Report on Form 10-K).

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

3.           Exhibits:
The exhibits to this report are listed on the Exhibit Index below.

(b)           Description of exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to our registration statement on Form 8-A12G (File No. 000-50053)).
3.2	Certificate of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3 to our current report on Form 8-K dated November 17, 2004).
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.02 to our registration statement on Form 8-A12G (File No. 000-50053)).
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.01 to our registration statement on Form 8-A12G (File No. 000-50053)).
31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Taxonomy Extension Schema Document*

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101 LAB	XBRL Taxonomy Extension Label Linkbase Document*

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Pursuant to Rule 405 ( a )(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-K within the permitted 30-day grace period granted for the first period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 28, 2012

AMERITYRE CORPORATION

By: /s/Timothy L. Ryan
Timothy L. Ryan Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of September 2012.

/s/ Timothy L. Ryan	/s/ Gary Tucker
Timothy L. Ryan Chairman of the Board and Chief Executive Officer (Principal Executive and Financial Officer)	Gary M. Tucker Director

/s/Wayne Arnett	/s/ John J. Goldberg
Wayne Arnett Director	John J. Goldberg Director

/s/ Brian W. Hesje
Brian W. Hesje Director

AMERITYRE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Amerityre Corporation
Boulder City, Nevada

We have audited the accompanying balance sheets of Amerityre Corporation as of June 30, 2012 and 2011, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerityre Corporation as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC
Salt Lake City, Utah
September 28, 2012

AMERITYRE CORPORATION
Balance Sheets

	June 30, 2012	June 30, 2011
ASSETS

CURRENT ASSETS
Cash	$105,838	$127,990
Accounts receivable – net	400,458	583,025
Accounts receivable-related party - net	22,981	4,976
Inventory	553,578	696,220
Deferred debt issuance cost	-	8,522
Prepaid and other current assets	67,210	79,260

Total Current Assets	1,150,065	1,499,993

PROPERTY AND EQUIPMENT
Leasehold improvements	162,683	162,683
Molds and models	744,611	707,020
Equipment	2,959,233	3,012,870
Leased Equipment	27,900	27,900
Furniture and fixtures	100,142	100,142
Construction in Progress	30,122	-
Software	309,425	286,046
Less – accumulated depreciation	(3,651,903)	(3,488,756)

Total Property and Equipment	682,213	807,905

OTHER ASSETS
Patents and trademarks – net	531,222	541,826
Deposits	36,000	36,000

Total Other Assets	567,222	577,826

TOTAL ASSETS	$2,399,500	$2,885,724

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	June 30, 2012	June 30, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$376,721	$459,820
Convertible notes	450,000	755,800
Accrued expenses	356,986	153,203
Current portion of long term debt	27,014	42,160
Interest accrued on convertible notes	9,018	37,472
Deferred Revenue	3,345	-
Deferred directors compensation	-	80,793

Total Current Liabilities	1,223,084	1,529,248

Long term debt	53,840	53,840

Total Long Term Debt	53,840	53,840

TOTAL LIABILITIES	1,276,924	1,583,088

COMMITMENTS AND CONTINENCIES (NOTE 2)

STOCKHOLDERS’ EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 40,000,000 shares authorized of $0.001 par value, 34,176,620 and 32,251,297 shares issued and outstanding, respectively	34,176	32,251
Additional paid-in capital	58,890,503	58,500,707
Stock subscription payable	260,000	-
Notes receivable	-	(343,238)
Retained deficit	(58,062,103)	(56,887,084)

Total Stockholders’ Equity	1,122,576	1,302,636

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,399,500	$2,885,724

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations

	For the Years Ended June 30,
	2012	2011

NET REVENUES
Products	$4,315,756	$3,679,040
Equipment	49,000	-

Total Net Revenues	4,364,756	3,679,040

COST OF REVENUES
Products	2,793,540	2,329,139
Equipment	39,845	-

Total Cost of Revenues	2,833,385	2,329,139

GROSS PROFIT	1,531,371	1,349,901

EXPENSES
Consulting	90,257	127,188
Depreciation and amortization	212,056	238,251
Research and development	10,032	22,795
Bad debt expense	18,805	36,693
Selling, general and administrative	2,352,053	1,839,459

Total Expenses	2,683,203	2,264,386

LOSS FROM OPERATIONS	(1,151,832)	(914,485)

OTHER INCOME/(EXPENSE)
Gain on settlement of accrued liability	-	110,000
Gain on sale of assets	9,031	6,000
Interest income	9,332	15,081
Miscellaneous income	-	21,220
Interest expense	(41,550)	(78,949)

Total Other Income/Expense	(23,187)	73,352

NET LOSS	$(1,175,019)	$(841,133)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	33,377,620	32,064,182

The accompanying notes are an integral part of these financial statements.

 AMERITYRE CORPORATION
Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Notes Receivable	Accrued Interest	Accumulated Deficit
Balance, June 30, 2010	31,819,385	$31,819	$58,339,476	$(395,067)	$(1,461)	$(56,045,951)
Common stock issued to director for additional services at $0.36 per share	25,000	25	8,975	-	-	-
Common stock issued for services at$0.35 per share	142,856	143	49,857	-	-	-
Common stock issued for services at $0.38 per share	76,482	76	28,987	-	-	-
Common stock issued for board compensation at $0.29 per share	158,608	159	45,837	-	-	-
Common stock issued for services at $0.29 per share	5,000	5	1,445	-	-	-
Common stock issued for employment settlement at $0.29 per share	68,966	69	19,931	-	-	-
Common stock issued for employment settlement at $0.27 per share	75,000	75	20,175	-	-	-
Accrued interest on note receivable	-	-	-	-	(4,343)	-
Payment on note receivable and accrued interest	(120,000)	(120)	(42,080)	51,830	5,804	-
Reversal of previously recorded stock based compensation	-	-	(15,829)	-	-	-
Accrued stock based compensation	-	-	43,932	-	-	-
Net loss for the year ended June 30, 2011	-	-	-	-	-	(841,133)
Balance, June 30, 2011	32,251,297	$32,251	$58,500,707	$(343,238)	$-	$(56,887,084)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Notes Receivable	Accrued Interest	Accumulated Deficit
Balance, June 30, 2011	32,251,297	$32,251	$58,500,706	$(343,238)	$-	$(56,887,084)
Common stock issued to director for additional services at $0.17 per share	100,000	100	16,900	-	-	-
Common stock issued for officer compensation at $0.17 per share	100,000	100	16,900	-	-	-
Common stock issued for consulting services at $0.24 per share	100,000	100	23,900	-	-	-
Common stock issued for conversion of note payable at $0.35 per share	516,571	516	180,283	-	-	-
Common stock issued to directors for additional services at $0.40 per share	94,000	94	37,506	-	-	-
Common stock issued for officer compensation at $0.40 per share	50,000	50	19,951	-	-	-
Common stock issued in conversion of notes payable at $0.35 per share	42,858	43	14,957	-	-	-
Common stock issued to directors for additional services at $0.27 per share	160,000	160	43,040	-		-
Common stock Issued as officer compensation at $0.27 per share	100,000	100	26,900	-	-	-
Common stock issued in option exercise at $0.17 per share	300,000	300	50,700	-	-	-
Common stock issued to director for additional services at $0.34 per share	100,000	100	33,900	-	-	-
Common stock issued for board compensation at $0.29 per share	211,894	212	61,237	-	-	-
Common stock issued for employee compensation at $0.28 per share	50,000	50	13,950	-	-	-
Stock based compensation expense	-	-	92,911		-	-
Deposits on preferred stock subscriptions	-	-	-	260,000	-	-
Settlement of note payable	-	-	(243,238)	343,238	-	-
Net loss for the year ended June 30, 2012	-	-	-	-	-	(1,175,019)
Balance, June 30, 2012	34,176,620	$34,176	$58,890,503	$260,000	$-	$(58,062,103)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows

	For the Years Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,175,019)	$(841,133)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	243,930	238,251
Change in allowance for bad debt	(21, 819)	(178,400)
Gain on sales of assets	(9,031)	(5,237)
Stock based compensation	330,160	93,549
Accrued stock based compensation	150,000	49,314
Gain on settlement of accrued liability	-	(110,000)
Amortization of debt issuance cost	-	41,478
Changes in operating assets and liabilities:
Decrease in accounts receivable	186,379	60,574
(Increase)/decrease in prepaid and other current assets	6,433	(52,600)
Decrease in other assets	8,522	-
Decrease in accrued interest	-	(4,410)
(Increase)/decrease in inventory and change in inventory reserve	148,258	(140,893)
(Decrease)/increase in accounts payable and accrued expenses	(80,322)	249,711
Net Cash Used by Operating Activities	(212,509)	(599,796)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(18,854)	5,099
Proceeds from the sale of property and equipment	20,500	6,000
Purchase of property and equipment	(100,249)	(118,435)
Net Cash Used by Investing Activities	(98,603)	(107,336)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of convertible note	-	755,800
Retirement of convertible Notes	(110,000)	-
Proceeds from payments and settlement of note receivable	100,000	15,500
Payments on long-term debt	(12,040)	-
Stock issuance of for exercise of options	51,000	-
Proceeds from stock subscription	260,000	-
Net Cash Provided by Financing Activities	288,960	771,300
NET (DECREASE) INCREASE IN CASH	(22,152)	64,168
CASH AT BEGINNING OF YEAR	127,990	63,822
CASH AT END OF YEAR	$105,838	$127,990

NON-CASH FINANCING ACTIVITES

During the years ended June 30, 2012 and 2011, the Company paid $63,234 and $0 for interest, respectively. Also, there were no cash payments of taxes for the years ended June 30, 2012 and 2011, respectively.

	For the Years Ended June 30,
	2012	2011
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Common stock issued on note conversion	$195,800	$-
Common stock issued for accrued stock compensation	$58,000	$-
Commission accrual decreasing note payable	$3,106	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2012 and 2011

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

d. Basic and Fully Diluted Net Loss per Share

Basis and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	2012	2011
Loss (numerator)	$(1,175,019)	$(841,133)
Shares (denominator)	33,377,620	32,064,182
Per share amount	$(0.04)	$(0.03)

The Company’s outstanding stock options, warrants, and shares issuable upon conversion of outstanding convertible notes have been excluded from the diluted net loss per share calculation. The Company excluded a total of 2,644,429 and 225,000 common stock equivalents for the years ended June 30, 2012 and 2011, respectively because they are anti-dilutive.

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

f. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2012 and 2011

Net deferred tax assets consist of the following components as of June 30, 2012 and 2011:

	2012	2011
Deferred tax assets:
NOL Carryover	$17,563,700	$17,459,069
Section 1231 Loss Carryover	1,000	-
Allowance for Doubtful Accounts	14,500	22,998
Related Party Accruals	24,400	24,375
Accrued Compensation	-	46,508
Inventory Reserve	13,000	17,564
R & D Carryover	195,400	195,374
Accrued Vacation	5,000	-
Deferred tax liabilities:
Depreciation	(154,800)	(235,115)
Accrued Vacation	-	(3,833)
Valuation Allowance	(17,662,200)	(17,526,940)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2012 and 2011 due to the following:

	2012	2011
Book Income	$(458,300)	$(328,042)
Depreciation	18,900	(30,685)
Meals & Entertainment	3,600	2,176
Stock for Services	187,300	78,940
Accrued Vacation	1,100	3,833
Inventory Reserve	(4,500)	(218)
Receivable Reserve	(8,500)	(69,576)
Gain/(Loss) on Asset Disposal	2,600	(38)
Accrued Compensation	(46,500)	(11,993)
Accrued Liability Settlement	-	42,900
Valuation Allowance	304,300	312,703
	$-	$-

At June 30, 2012, the Company had net operating loss carry-forwards of approximately $45,035,000 that may be offset against future taxable income from the year 2013 through 2032. No tax benefit has been reported in the June 30, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

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

The Company files income tax returns in the U.S. federal jurisdiction, and in Utah.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

We adopted the provisions of Accounting Standards Codification 740, Income Taxes (ASC 740), on January 1, 2007. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of June 30, 2012 the Company had no accrued interest or penalties related to uncertain tax positions.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2012 and 2011

g. Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs. The inventory consists of chemicals, finished goods produced in the Company’s plant and products purchased for resale.

	2012	2011
Raw Materials	$201,651	$228,580
Finished Goods	351,927	467,641
Total Inventory	$553,578	$696,221

We had an inventory reserve amount of $33,448 and $45,036 recorded as of June 30, 2012 and 2011, respectively, for items that were deemed to be slow moving based on an analysis of all inventories on hand.

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

Depreciation expense for the years ended June 30, 2012 and 2011 was $214,472 and $208,874, respectively.

i. Revenue Recognition

Revenue for products is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Generally, we ship all of our products FOB origination. License fee revenue is recognized as earned, and no revenue is recognized until the inception of the license term.

j. Patents and Trademarks

Patent and trademark costs have been capitalized at June 30, 2012, totaling $760,530 with accumulated amortization of $229,308 for a net book value of $531,222. Patent and trademark costs capitalized at June 30, 2011 totaled $741,676 with accumulated amortization of $199,850 for a net book value of $541,826. The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not being amortized. Amortization will begin once the patents have been issued. Included in the total patent and trademark costs are $247,264 of patent and trademark costs pending that are not currently being amortized.  Amortization expense for the years ended June 30, 2012 and 2011 was $29,458 and $29,377 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350). Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected, undiscounted cash flows.

The estimated amortization expense, based on current intangible balances, for the next five fiscal years beginning July 1, 2012 is as follows:

2013	$28,722
2014	$28,610
2015	$28,610
2016	$28,610
2017	$28,610

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2012 and 2011

k. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended June 30, 2012 and 2011 was $19,154 and $5,876, respectively.

l. Stock Based-Compensation Expense

Since July 2005, we account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718), formerly SFAS 123(R). Our financial statements as of and for the fiscal years ended June 30, 2012 and 2011 reflect the impact of ASC 718. Stock-based compensation expense recognized under ASC 718 for the fiscal years ended June 30, 2012 and 2011 was $92,910 and $43,932, respectively, related to employee stock options.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for fiscal years ended June 30, 2012 and 2011 assume all awards will vest; therefore no reduction has been made for estimated forfeitures.

m. Recent Accounting Pronouncements

There were no recent accounting pronouncements adopted by the Company during the year ended June 30, 2012.

n. Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales.

o. Trade Receivables

We generally charge-off trade receivables that are more than 120 days outstanding as bad-debt expense, unless management believes the amount to be collectable. The charge-off amounts are included in selling, general and administrative expenses.  For the fiscal years ended June 30 2012 and 2011, our bad debt expense was $18,805 and $36,693, respectively.

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

We have two customers who accounted for 33% and 37% of our sales for the years ended June 30, 2012 and 2011, respectively.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2012 and 2011

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

u. Product Warranties

The Company’s standard sales terms include a limited warranty on workmanship and materials to the original purchaser if items sold are used in the service for which they are intended. Specifically the Company warrants wheels, bearings, and bushings for one year from the date of purchase. The Company estimates its warranty reserve based on historical experience with warranty claims and returns for defective items. As of June 30, 2012 and 2011, the Company has estimated its warranty reserve and has recorded a liability of $0 and $2,353, respectively.

v. Related Party Transactions

Amerityre’s Chairman of the Board and Chief Executive Officer, Timothy L. Ryan, is also the principal owner of Rhino Rubber LLC, a manufacturing and distribution company for solid industrial tires and wheels.  During fiscal 2012 and fiscal 2011, Rhino Rubber LLC purchased a total of $24,141 and $27,383, respectively, in tire products from Ameritye.  As of June 30, 2012 and 2011, the accounts receivable balances for Rhino Rubber LLC were $22,981 and $4,976, respectively.  The terms and conditions of those related-party sales transactions, were the same as those afforded to any of Amerityre’s customers.

A former board member, Silas O. Kines, who passed away on January 11, 2012, was also the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  Forklift Tire of Florida is a distributor primarily of Amerityre’s forklift product line.  During fiscal 2012 and fiscal 2011, Forklift Tire of Florida purchased a total $21,663 and $10,413, respectively, in tire products from Amerityre.  As of June 30, 2012 and 2011, the accounts receivable balances for Forklift Tire of Florida were $9,255 and $10,479, respectively.  The terms and conditions of those related-party sales transactions were the same as those afforded to any of Amerityre’s customers.  In accordance with the Commission Agreement, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish to the long term liability recorded on the transaction.  As of June 30, 2012, $27,014 and $53,840 were recorded for the current and long-term portion, respectively, of the related liability. Since his passing, Mr. Kines is no longer considered a related party. As a result, the related receivables are not reflected as related party receivables on the balance sheet for the years ended June 30, 2012 and 2011.

NOTE 2 – COMMITMENTS AND CONTINGENCIES

In June 2012, we negotiated a two year extension of the lease on our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building, which includes approximately 5,500 square feet of office space, situated on approximately 4.15 acres.   The extended lease commenced on July 1, 2012 and reduced the base rent to $11,000 per month.  All other terms and conditions of the building lease remain in effect.

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

Also in April 2009, the Company terminated the consulting agreements between the Company and Richard A. Steinke and Manuel Chacon, who had been providing the Company with technology development and chemical formulating services, respectively. Each consulting agreement had an expiration date of August 31, 2009. The consulting agreements did not have a provision for early termination. At June 30, 2009, the Company provided for the contingent liability resulting from these early terminations.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2012 and 2011

NOTE 3 – STOCK TRANSACTIONS

During the year ended June 30, 2012, the Company had the following stock transactions:

In July 2011, the Company issued an aggregate of 200,000 shares of restricted common stock to two of its directors for additional services provided during the quarter ended June 30, 2011. The total value of the shares issued was $34,000 based on the closing market price on the authorization date of $.017 per share.

Also in July 2011, the Company issued 100,000 shares of common stock to an outside consultant for services rendered during the second half of fiscal 2011. The value of the shares was $24,000 based on the closing price on the authorization date of $0.24 per share.

In December 2011, the Company issued an aggregate of 144,000 shares of restricted common stock to three of its directors for additional services provided during the quarter ended September 30, 2011. The total value of the shares issued was $57,600 based on the closing price on the authorization date of $0.40 per share.

In January 2012, the Company issued an aggregate of 260,000 shares of restricted common stock to three of its directors for additional services provided during the quarter ended December 31, 2011.  The total value of the shares issued was $70,200 based on the closing price on the authorization date of $0.27 per share.

In April 2012, the Company issued 300,000 shares of common stock in connection with the exercise of 300,000 stock options by three former directors.  The Company received aggregate proceeds of $51,000 based on an exercise price of $0.17 per share.

In May 2012, the Company issued 100,000 shares of restricted common stock to a director for additional services.  The value of the shares was $34,000 based on the closing price on the authorization date of $0.34 per share.

On June 22, 2012, the Company issued an aggregate of 211,894 shares of restricted common stock to its directors for board service for the year ended June 30, 2011.  The issuance was authorized on December 1, 2010 and the stock based compensation expense was recognized in December 2010.

Also in June 2012, the Company issued 50,000 shares of common stock to an employee for services rendered during the second half of fiscal 2012. The value of the shares was $14,000 based on the closing price on the authorization date of $0.28 per share.

NOTE 4 – STOCK OPTIONS AND WARRANTS

General Option Information

In July 2010, the Compensation Committee and the Board of Directors approved the grant of stock option awards to our former Chief Executive Office, Michael Kapral (200,000), our former Chief Financial Officer, Anders Suarez (100,000), our former Chief Operating Officer, James Moore (100,000), and our former Chemical Technician, Stephen Harold (50,000). The options are subject to vesting provisions such that one-half of the options are to vest only upon realization of the first profitable fiscal quarter (without including the expense related to the issuance of the options), with the remaining  one-half vesting upon realization of a minimum cumulative profit (4 consecutive profitable fiscal quarters) of $500,000.  The vesting is also contingent on continuing employment. The options are exercisable for three years at an exercise price of $0.50 per share.  The options granted to the aforementioned CEO and CFO were cancelled upon their separation of employment.

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

On July 6, 2011, the Board of Directors cancelled the “2004 Non-Employee Directors’ Stock Incentive Plan” and approved the "Directors’ 2011 Stock Option and Award Plan”.  The Company also maintains the 2005 Stock Option and Award Plan, which was previously approved by shareholders, for the purpose of granting option awards to its employees and consultants.   Under the 2011 Plan, a total of 3,300,000 shares are authorized for issuance.  Each non-executive director is eligible to receive, based on their length of service, options to purchase a total of 300,000 shares at that day’s closing price, $0.17.  Any options issued will vest over a three year service period as follows: 100,000 on June 30, 2012, 100,000 on June 30, 2013 and 100,000 on June 30, 2014.  These options expire two years after vesting.  The Director who serves as Audit Chair during the fiscal year will receive an additional 50,000 options per year under the same terms.  CEO Timothy L. Ryan was granted 200,000 options per year under the same terms, under the 2005 Stock Option and Award Plan.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2012 and 2011
During the fiscal year ended June 30, 2012, we granted a total of 2,554,000 in stock options.

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

We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

	2012	2011
Risk free interest rate	.33% - .75%	1.01%
Expected life	1.5 – 5.0 Years	3.0 Years
Expected volatility	47.64% - 84.38%	84.23%
Dividend yield	0.00%	0.00%

A summary of the status of our outstanding stock options as of June 30, 2012 and June 30, 2011 and changes during the periods then ended is presented below:

	June 30, 2012		June 30, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	675,000	$1.26	325,000	$2.54
Granted	2,554,000	$0.18	800,000	$0.50
Expired/Cancelled	(350,000)	$0.31	(450,000)	$0.83
Exercised	(300,000)	$0.17	-	-
Outstanding end of period	2,579,000	$0.45	675,000	$1.26
Exercisable	1,079,000	$0.73	225,000	$2.79

The following table summarizes the range of outstanding and exercisable options as of June 30, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2012	Weighted Average Remaining Contractual Life
$0.17	650,000	2.00	$0.17	650,000	2.00
0.17	550,000	3.00	0.17	-	3.00
0.17	550,000	4.00	0.17	-	4.00
0.25	150,000	0.50	0.25	150,000	0.50
0.29	154,000	3.00	0.29	54,000	3.00
0.50	300,000	1.02	0.50	-	1.02
1.79	125,000	0.87	1.79	125,000	0.87
$4.04	100,000	0.12	$4.04	100,000	0.12
	2,579,000			1,079,000

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2012 and 2011

As of June 30, 2012 and 2011, there was no unrecognized stock-based compensation related to stock options.

NOTE 5 - GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have historically incurred significant losses, which have resulted in a total retained deficit of $58,062,103 at June 30, 2012, which raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Over the past several months, the Company has revised its overall business and financing strategy.  While management is still intent on focusing on the profitable product lines, there are a significant number of revenue growth opportunities that are being lost due to existing cash flow constraints.  Therefore, management hopes to adopt an aggressive business plan that involves the acquisition of production equipment to achieve higher production output and to maintain sufficient raw material inventory levels to capitalize on revenue growth opportunities.  This aggressive business strategy can only be implemented with additional financing.  Therefore, the Company has increased its efforts to obtain financing through means that heretofore may not have been previously considered such as preferred stock offerings and government backed loans.  If we are unable to obtain the necessary financing to execute an aggressive strategy, then the Company will have to revert to a slow-growth, cash sustainable plan.

To supplement our cash needs at the end of fiscal year 2012 and into fiscal 2013, we conducted a private placement of convertible preferred stock (the “Series A Shares). As of the filing date, the Company has received and accepted subscriptions for the purchase of 885,000 shares of its Series A Shares.

In connection with the preparation of our financial statements for the year ended June 30, 2012, we have analyzed our cash needs for fiscal 2013. Based on this analysis, we have concluded that our available cash, including the cash raised in the private placement of convertible preferred stock, should be sufficient to meet our minimum cash requirements for fiscal 2013 for a slow-growth, cash sustainable plan. However we may need additional capital if our sales revenues do not meet our expectations.  Furthermore, we will need a significant capital investment if we are to implement our aggressive business strategy.

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

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2012 and 2011

NOTE 7 – CONVERTIBLE NOTES PAYABLE

In September 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes had a one year term with simple interest of 6.0%.  The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  The Notes are secured by all assets of the Company.  Principal and interest are due at maturity of the Notes if the Notes are not converted.  If the holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion.  No officers, directors or affiliates of the Company participated in the private placement.  The Notes were sold pursuant to subscription documents between the Company and each investor.  In connection with the private placement of secured convertible promissory notes, on September 15, 2010, the Company issued 142,856 shares of restricted common stock as finders' fees.  The aggregate value of the shares issued as finders’ fees was $50,000, based on the closing price of $0.36 per share.  For the year ended June 30, 2012, $110,000 of the Notes were redeemed; $195,800 of the Notes converted into 559,429 shares of common stock; $150,000 of the Notes extended maturity until June 30, 2012; and $450,000 of the Notes extended maturity until September 30, 2012.  Interest due on the Notes as of June 30, 2012 was $9,018.

NOTE 8 – SUBSEQUENT EVENTS

On May 29, 2012, the Board of Directors approved a resolution designating 1,500,000 shares of preferred stock, $0.001 par value, as Series A Contingent Convertible Preferred Stock (the “Series A Shares”).  On June 1, 2012, the Company filed a Certificate of Designation with the Nevada Secretary of State for Series A Contingent Convertible Preferred Stock.  The Certificate of Designation was approved by the Nevada Secretary of State on June 4, 2012.

The Series A Shares have no dividend rights and have voting rights only on any matters directly affecting the rights and privileges of the Series A Shares. The Series A Shares have liquidation preference amounting to a return of the initial par value per share only, with no further participation in any distributions to other shareholders. Any issued Series A Shares will automatically convert to the Company’s common stock at a ratio of 4 shares of common stock for each share of the Series A Preferred shares after the later of six months from the date of issuance or the date on which the Corporation shall have available shares of common stock which are authorized, un-issued and not reserved for any other event or contingency, in an amount sufficient to convert all of the shares of Series A Shares issued and outstanding on the date of the proposed conversion.  As of June 30, 2012, the Company had received, but not yet accepted, subscription documents, and the related cash deposits, for the purchase of 260,000 shares of the Series A Shares. These subscriptions were subsequently accepted and the shares issued in July and August 2012.  As of the filing date of this Report, the Company has received and accepted subscriptions for the purchase of 885,000 shares of its Series A Shares for gross proceeds of $885,000.

On August 1, 2012, the Board of Directors authorized an aggregate of 750,000 shares of restricted common stock to its directors for additional services provided during the six months ended June 30, 2012. The total value of the shares issued was $150,000 based on the closing market price on the authorization date of $0.20 per share.  The value of the shares was accrued as stock-based compensation expense for the year ended June 30, 2012. The shares were issued in September 2012.

On September 26, 2012, the Company redeemed an additional $50,000 of the secured convertible promissory notes (the “Note”).  Interest due on the Note of $1,000 was also paid at redemption.