Form 10-K/A
period 2012-06-30
AMERITYRE CORP
filed 2012-10-19
CIK 945828

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

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement, which will be issued in connection with the 2012 Annual Meeting of Shareholders of Amerityre Corporation, are incorporated by reference into Part III of this Amended Annual Report on Form 10-K/A.

THIS AMENDED REPORT IS BEING FILED TO PROVIDE THE REQUIRED DETAILED XBRL TAGGING ATTACHMENTS, AND TO RESTATE PRIOR YEAR DEPRECIATION AMOUNTS TO CONFORM TO THE CURRENT YEAR CLASSIFICATION METHODS. WE HAVE ALSO MADE MINOR CORRECTIONS TO SOME FINANCIAL INFORMATION AS A RESULT OF THE ABOVE CHANGES.

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

			Percent
	Fiscal Year Ended June 30,		Change
	2012	2011	2012 vs. 2011
Net revenues	$4,365	$3,679	18.6%
Cost of revenues	2,833	2,329	21.6%
Gross profit	1,531	1,350	13.4%
Selling, general, and administrative expenses (1)	2,371	1,869	28.9%
Research and development expenses	10	23	(56.5)%
Consulting expenses	90	127	(29.1)%
Depreciation and amortization expenses	212	208	(10.9)%
Gain on sales of assets	9	6	50.0%
Gain on settlement	-	110	(100.0)%
Other Income/(Expense)	(32)	(43)	(25.6)%
Net loss	$(1,175)	$(841)	39.7%

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

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) of $2,370,858 for the year ended June 30, 2012 represents a 26.8% increase over SG&A expenses of $1,869,299 for the same period in 2011. The increase in SG&A expenses over the prior year is largely due to an increase in the use of stock-based compensation for services, an increase in sales related expenses and warranty expense related to forklift tire failures experienced in the second quarter.

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

Depreciation and amortization expenses.  Depreciation and amortization for the year ended June 30, 2012 were $212,056 compared to $208,411 for fiscal 2011.  The 1.7% increase between years is primarily due to the acquisition of computer equipment and retooling for the forklift product line.

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

Net Cash Used By Operating Activities. Our primary sources of operating cash during fiscal 2012 came from collected accounts receivable and the reduction of raw material and finished goods inventory levels.  Our primary uses of operating cash are payments made to our vendors and employees.  Net cash used by operating activities was $212,509 for the year ended June 30, 2012 compared to $600,559 for the same period in 2011.  The decrease in cash used in operating activities is primarily due to improved collections utilizing favorable payment terms and efforts to increase inventory turnover and reducing standing inventory levels.

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

Net Cash Used In Investing Activities.  Net cash used by investing activities was $98,603 for the year ended June 30, 2012 and $106,573 for the same period in 2011.  The primary sources and uses of cash flow from investing activities for the year ended June 30, 2012 were related to the sale and acquisition of property and equipment of $79,749, and investments in patents of $18,854.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our proxy statement related to our 2012 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than October 28, 2012 (120 days after the end of the fiscal year covered by this Amended Annual Report on Form  10-K/A ).

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

Dated:  October 19, 2012

AMERITYRE CORPORATION

By: /s/Timothy L. Ryan
Timothy L. Ryan Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 19th day of October 2012.

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

AMERITYRE CORPORATION
Statements of Operations

	For the Years Ended June 30,
	2012	2011

NET REVENUES
Products	$4,315,756	$3,679,040
Equipment	49,000	-

Total Net Revenues	4,364,756	3,679,040

COST OF REVENUES
Products	2,793,540	2,329,139
Equipment	39,845	-

Total Cost of Revenues	2,833,385	2,329,139

GROSS PROFIT	1,531,371	1,349,901

EXPENSES
Consulting	90,257	127,188
Depreciation and amortization	212,056	208,411
Research and development	10,032	22,795
Bad debt expense	18,805	36,693
Selling, general and administrative	2,352,053	1,869,299

Total Expenses	2,683,203	2,264,386

LOSS FROM OPERATIONS	(1,151,832)	(914,485)

OTHER INCOME/(EXPENSE)
Gain on settlement of accrued liability	-	110,000
Gain on sale of assets	9,031	6,000
Interest income	9,332	15,081
Miscellaneous income	-	21,220
Interest expense	(41,550)	(78,949)

Total Other Income/Expense	(23,187)	73,352

NET LOSS	$(1,175,019)	$(841,133)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	33,377,620	32,064,182

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

AMERITYRE CORPORATION
Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Notes Receivable	Accrued Interest	Accumulated Deficit
Balance, June 30, 2011	32,251,297	$32,251	$58,500,707	$(343,238)	$-	$(56,887,084)
Common stock issued to director for additional services at $0.17 per share	100,000	100	16,900	-	-	-
Common stock issued for officer compensation at $0.17 per share	100,000	100	16,900	-	-	-
Common stock issued for consulting services at $0.24 per share	100,000	100	23,900	-	-	-
Common stock issued for conversion of note payable at $0.35 per share	516,571	516	180,283	-	-	-
Common stock issued to directors for additional services at $0.40 per share	94,000	94	37,506	-	-	-
Common stock issued for officer compensation at $0.40 per share	50,000	50	19,950	-	-	-
Common stock issued in conversion of notes payable at $0.35 per share	42,858	43	14,957	-	-	-
Common stock issued to directors for additional services at $0.27 per share	160,000	160	43,040	-		-
Common stock Issued as officer compensation at $0.27 per share	100,000	100	26,900	-	-	-
Common stock issued in option exercise at $0.17 per share	300,000	300	50,700	-	-	-
Common stock issued to director for additional services at $0.34 per share	100,000	100	33,900	-	-	-
Common stock issued for board compensation at $0.29 per share	211,894	212	61,237	-	-	-
Common stock issued for employee compensation at $0.28 per share	50,000	50	13,950	-	-	-
Stock based compensation expense	-	-	92,911		-	-
Deposits on preferred stock subscriptions	-	-	-	260,000	-	-
Settlement of note payable	-	-	(243,238)	343,238	-	-
Net loss for the year ended June 30, 2012	-	-	-	-	-	(1,175,019)
Balance, June 30, 2012	34,176,620	$34,176	$58,890,503	$260,000	$-	$(58,062,103)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows

	For the Years Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,175,019)	$(841,133)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	243,930	238,251
Change in allowance for bad debt	(21, 819)	(178,400)
Gain on sales of assets	(9,031)	(6,000)
Stock based compensation	330,160	93,549
Accrued stock based compensation	150,000	49,314
Gain on settlement of accrued liability	-	(110,000)
Amortization of debt issuance cost	-	41,478
Changes in operating assets and liabilities:
Decrease in accounts receivable	186,379	60,574
(Increase)/decrease in prepaid and other current assets	6,433	(52,600)
Decrease in other assets	8,522	-
Decrease in accrued interest	-	(4,410)
(Increase)/decrease in inventory and change in inventory reserve	148,258	(140,893)
(Decrease)/increase in accounts payable and accrued expenses	(80,322)	249,711
Net Cash Used by Operating Activities	(212,509)	(600,559)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and trademarks	(18,854)	5,099
Proceeds from the sale of property and equipment	20,500	6,000
Purchase of property and equipment	(100,249)	(117,672)
Net Cash Used by Investing Activities	(98,603)	(106,573)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of convertible note	-	755,800
Retirement of convertible Notes	(110,000)	-
Proceeds from payments and settlement of note receivable	100,000	15,500
Payments on long-term debt	(12,040)	-
Stock issuance of for exercise of options	51,000	-
Proceeds from stock subscription	260,000	-
Net Cash Provided by Financing Activities	288,960	771,300
NET (DECREASE) INCREASE IN CASH	(22,152)	64,168
CASH AT BEGINNING OF YEAR	127,990	63,822
CASH AT END OF YEAR	$105,838	$127,990

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

	2012	2011
Raw Materials	$201,651	$228,580
Finished Goods	351,927	467,640
Total Inventory	$553,578	$696,220

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