Form 10-Q
period 2012-09-30
AMERITYRE CORP
filed 2012-11-14
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2012

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

The number of shares outstanding of Registrant’s Common Stock as of November 8, 2012: 34,926,620

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

Our unaudited balance sheet at September 30, 2012 and our audited balance sheet at June 30, 2012; the related unaudited statements of operations for the three months ended September 30, 2012 and 2011; and the related unaudited statement of cash flows for the three months ended September 30, 2012 and 2011, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

	September 30, 2012	June 30, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$428,849	$105,838
Accounts receivable - net	398,788	400,458
Accounts receivable - related party - net	26,862	22,981
Inventory	665,583	553,578
Prepaid and other current assets	49,663	67,210

Total Current Assets	1,569,745	1,150,065

PROPERTY AND EQUIPMENT
Leasehold improvements	162,683	162,683
Molds and models	751,842	744,611
Equipment	3,051,587	2,959,233
Leased equipment	27,900	27,900
Furniture and fixtures	100,142	100,142
Construction in progress	64,786	30,122
Software	320,992	309,425
Less - accumulated depreciation	(3,707,310)	(3,651,903)

Total Property and Equipment	772,622	682,213

OTHER ASSETS
Patents and trademarks - net	523,848	531,222
Deposits and deferred costs	21,000	36,000

Total Other Assets	544,848	567,222

TOTAL ASSETS	$2,887,215	$2,399,500

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	September 30, 2012	June 30, 2012
	(Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable	$357,815	$376,721
Convertible notes	350,000	450,000
Accrued expenses	261,837	356,986
Current portion of long-term debt	24,274	27,014
Interest accrued on convertible notes	6,957	9,018
Deferred revenue	3,345	3,345

Total Current Liabilities	1,004,228	1,223,084

Long-term debt	53,840	53,840

Total Long-Term Debt	53,840	53,840

TOTAL LIABILITIES	1,058,068	1,276,924

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 1,135,000 and -0- shares issued and outstanding, respectively	1,135	-
Common Stock: 40,000,000 shares authorized of $0.001 par value, 34,926,620 and 34,176,620 shares issued and outstanding, respectively	34,926	34,176
Additional paid-in capital	60,133,077	58,890,503
Stock subscription deposits	-	260,000
Retained deficit	(58,339,991)	(58,062,103)

Total Stockholders' Equity	1,829,147	1,122,576

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,887,215	$2,399,500

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,
	2012	2011
NET REVENUES
Products	$913,210	$1,300,165
Equipment	-	49,000

Total Net Revenues	913,210	1,349,165

COST OF REVENUES
Products	539,428	837,102
Equipment	-	39,845

Total Cost of Revenues	539,428	876,947

GROSS PROFIT	373,782	472,218

EXPENSES
Consulting	23,862	20,115
Depreciation and amortization	56,513	49,505
Research and development	300	2,756
Bad debt expense (recovery)	(18,235)	-
Selling, general and administrative	581,837	584,187

Total Expenses	644,277	656,563

LOSS FROM OPERATIONS	(270,495)	(184,345)

OTHER INCOME/(EXPENSE)
Interest income	496	9,224
Interest expense	(7,889)	(18,979)

Total Other Income/(Expense)	(7,393)	(9,755)

NET LOSS	$(277,888)	$(194,100)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	34,437,490	32,502,014

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(277,888)	$(194,100)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	62,781	60,661
Change in allowance for bad debt	(18,235)	-
Common stock issued for services	-	58,000
Stock based compensation	20,346	23,067
Amortization of debt issuance costs	-	8,522
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	16,025	59,769
(Increase)/Decrease in prepaid and other current assets	17,547	39,388
(Increase)/Decrease in inventory and inventory reserve	(112,005)	65,109
(Increase)/Decrease in other assets	15,000	-
(Decrease)/Increase in accounts payable and accrued expenses	33,883	111,157
Net Cash Provided (Used) by Operating Activities	(242,546)	231,573
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(145,817)	(15,803)
Cash paid for patents and trademarks	-	(15,806)
Net Cash Used by Investing Activities	(145,817)	(31,609)
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of convertible notes	(100,000)	(87,500)
Proceeds from stock subscriptions - net of issuance costs	814,114	-
Payments on long-term debt	(2,740)	-
Net Cash Provided/(Used) by Financing Activities	711,374	(87,500)
NET INCREASE IN CASH	323,011	112,464
CASH AT BEGINNING OF PERIOD	105,838	127,990
CASH AT END OF PERIOD	$428,849	$240,454

NON-CASH FINANCING ACTIVITIES

During the quarters ended September 30, 2012 and 2011, the Company paid $7,889 and $18,979 for interest, respectively.  Also, there were no cash payments for taxes for the quarters ended September 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2012 and June 30, 2012

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2012 Annual Report on Form 10-K.  Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2013.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, and notes payable.  The carrying amount of cash and accounts payable approximates their fair value because of the short-term nature of these items.  The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at rates that approximate market interest rates for similar debt instruments.

Stock Based-Compensation Expense

We account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718).  Our financial statements as of and for the three months ended September 30, 2012 and 2011 reflect the impact of ASC 718.  Stock-based compensation expense related to director and employee options recognized under ASC 718 for the three months ended September 30, 2012 and 2011 was $20,346 and $23,067, respectively.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations.  Stock-based compensation expense recognized in our Statements of Operations for the three months ended September 30, 2012 and 2011 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.  We have awarded some options with a performance requirement and no amounts will be recorded until the requirement is met.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended September 30,
	2012	2011
Loss (numerator)	$(277,888)	$(194,100)
Shares (denominator)	34,437,490	32,502,014
Per share amount	$(0.01)	$(0.01)

Our outstanding stock options and warrants have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 2,658,715 and 5,751,142 common stock equivalents for the three months ended September 30, 2012 and 2011, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2012 and June 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Tax

We file federal income tax returns in the U.S. and state income tax returns in those state jurisdictions where we are required to file.  With few exceptions, we are no longer subject to U.S. federal, state or and local income tax examinations by tax authorities for years before 2008.  We have adopted the provisions of Accounting Standards Codification 740, Income Taxes (ASC 740).

There are no tax positions included in the balance at September 30, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Certain prior year balances have been reclassified to conform to the current year presentation.

Related Party Transactions

Amerityre’s Chairman of the Board and Chief Executive Officer, Timothy L. Ryan, is also the principal owner of Rhino Rubber LLC, a manufacturing and distribution company for solid industrial tires and wheels.  During the three months ended September 30, 2012 and 2011, Rhino Rubber LLC purchased a total of $4,284 and $3,322, respectively, in tire products from Ameritye.  As of September 30, 2012 and 2011, the accounts receivable balances for Rhino Rubber LLC were $26,862 and $24,770, respectively.  The terms and conditions of those related-party sales transactions were the same as those afforded to any of Amerityre’s customers.

A former board member, Silas O. Kines, who passed away on January 11, 2012, was also the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  Forklift Tire of Florida is a distributor primarily of Amerityre’s forklift product line.  During the three months ended September 30, 2012 and 2011, Forklift Tire of Florida purchased a total $0 and $7,858, respectively, in tire products from Amerityre.  As of September 30, 2012 and 2011, the accounts receivable balances for Forklift Tire of Florida were $3,324 and $6,924, respectively.  The terms and conditions of those related-party sales transactions were the same as those afforded to any of Amerityre’s customers.  In accordance with the Commission Agreement, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish to the long term liability recorded on the transaction.  As of September 30, 2012, $24,274 and $53,840 were recorded for the current and long-term portion, respectively, of the related liability. Since his passing, Mr. Kines is no longer considered a related party. As a result, the related receivables are not reflected as related party receivables on the balance sheet for the three months ended September 30, 2012 and 2011.

NOTE 3 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	September 30, 2012	June 30, 2012
	(Unaudited)
Raw Materials`	$259,668	$201,651
Finished Goods	405,915	351,927
Total Inventory	$665,583	$553,578

We had an inventory reserve amount of $33,448 and $45,036 recorded as of September 30, 2012 and 2011, respectively, for items that were deemed to be slow moving based on an analysis of all inventories on hand.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In September 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes had a one year term with simple interest of 6.0%.  The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  The Notes are secured by all assets of the Company.  Principal and interest are due at maturity of the Notes, if the Notes are not converted.  If the holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion.  No officers, directors or affiliates of the Company participated in the private placement.  The Notes were sold pursuant to subscription documents between the Company and each investor.  In connection with the private placement of secured convertible promissory notes, on September 15, 2010, the Company issued 142,856 shares of restricted common stock as finders' fees.  The aggregate value of the shares issued as finders’ fees was $50,000, based on the closing price of $0.36 per share.  As of September 30, 2012, $210,000 of the Notes were redeemed; $195,800 of the Notes converted into 559,429 shares of common stock; and $350,000 of the Notes extended maturity until September 30, 2012.  In October 2012, an additional $200,000 of the Notes were redeemed and $150,000 of the Notes extended maturity until January 31, 2013. The extended notes bear a simple interest rate of 9% per annum.  Accrued interest on the Notes payable at September 30, 2012 was $6,957.

NOTE 5 - STOCK TRANSACTIONS

On May 29, 2012, the Board of Directors approved a resolution designating 1,500,000 shares of preferred stock, $0.001 par value, as Series A Contingent Convertible Preferred Stock (the “Series A Shares”).  On June 1, 2012, the Company filed a Certificate of Designation with the Nevada Secretary of State for Series A Contingent Convertible Preferred Stock.  The Certificate of Designation was approved by the Nevada Secretary of State on June 4, 2012.  From June 30, 2012 through September 30, 2012, the Company conducted a private placement of the Series A Shares. The Series A Shares have no dividend rights and have voting rights only on any matters directly affecting the rights and privileges of the Series A Shares.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2012 and June 30, 2012

NOTE 5 - STOCK TRANSACTIONS, Continued

The Series A Shares have liquidation preference amounting to a return of the initial par value per share only, with no further participation in any distributions to other shareholders. Any issued Series A Shares will automatically convert to the Company’s common stock at a ratio of four shares of common stock for each share of the Series A Shares after the later of six months from the date of issuance or the date on which the Corporation shall have available shares of common stock which are authorized, un-issued and not reserved for any other event or contingency, in an amount sufficient to convert all of the shares of Series A Shares issued and outstanding on the date of the proposed conversion.  As of the close of the private placement on September 30, 2012, the Company had received and accepted subscription documents, and the related cash deposits, for the purchase of 1,135,000 of the Series A Shares.  Proceeds from the private placement of the Series A Shares were $1,074,114, net of issuance costs of $60,886.

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

During the three months ended September 30, 2012, we issued no stock options.

We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

Risk free interest rate	0.41 - 0.75%
Expected life	3.0 – 5.0 years
Expected volatility	72.93 – 84.38%
Dividend yield	0.00%

A summary of the status of our outstanding stock options as of September 30, 2012 and June 30, 2012 and changes during the periods then ended is presented below:

	September 30, 2012		June 30, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	2,579,000	$0.45	675,000	$1.26
Granted	-	-	2,554,000	0.18
Expired/Cancelled	(200,000)	2.11	(350,000)	0.31
Exercised	-	-	(300,000)	0.17
Outstanding end of period	2,379,000	0.31	2,579,000	0.45
Exercisable	925,000	$0.40	1,025,000	$0.76

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2012 and June 30, 2012

NOTE 6 - STOCK OPTIONS AND WARRANTS, Continued

The following table summarizes the range of outstanding and exercisable options as of September 30, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2012	Weighted Average Remaining Contractual Life
$0.17	650,000	1.75	$0.17	650,000	1.75
$0.17	500,000	2.75	$0.17	-	2.75
$0.17	500,000	3.75	$0.17	-	3.75
$0.25	150,000	0.25	$0.25	150,000	0.25
$0.29	154,000	2.75	$0.25	-	2.75
$0.50	300,000	0.77	$0.25	-	0.77
$1.79	125,000	0.61	$1.79	125,000	0.61
	2,379,000			925,000

General Warrant Information

As of September 30, 2012, $195,800 of the secured convertible promissory notes (the “Notes”) converted to common stock and the Company issued 279,715 two-year $0.60 warrants in accordance with the terms of the Notes

NOTE 7 – CASH POSITION, OUTSTANDING INDEBTEDNESS AND FUTURE CAPITAL REQUIREMENTS

At September 30, 2012, our total cash was $428,849, none of which is restricted and our total indebtedness was $1,058,068.  Our total indebtedness at September 30, 2012 includes $357,815 in accounts payable, $356,957 in principal and interest for secured convertible promissory notes, $261,837 in accrued expenses, $24,274 in current portion of long-term debt, $3,345 in deferred revenue and $53,840 in long-term debt. As of September 30, 2012, our current ratio, which measures a company’s ability to pay its short term debt, was 1.56. Our debt ratio as of September 30, 2012 was 0.39.

The Company currently does not have an existing credit facility. Management, over the past year, has worked with our vendors to obtain extended credit terms and increase credit lines. We have improved the lines of communications with our vendors often integrating the vendor into the decision making process. We have succeeded in these endeavors and appreciate the continued support of our vendors. During the same period, management has also improved its customer credit policies and procedures and is aggressively pursuing receivable collections. As of this filing, our accounts receivable and accounts payable turnover rates, as calculated over the past six months, are approximately 40 days and 50 days respectively.

Management is intent, in spite of losing a significant number of revenue growth opportunities due to cash flow constraints, on focusing on the sale and distribution of profitable product lines. Management has adopted a more aggressive business plan that involves the acquisition of higher output production equipment and maintaining sufficient raw material and finished goods inventory levels to capitalize on revenue growth opportunities. Over the past nine months, management has invested approximately $116,000 in capital equipment to improve employee efficiency, thus reducing overall costs, and to promote sales growth. These investments include the replacement of an outdated server and computer workstations; the installation of a fully automated telephone system to support customer sales orders; and forklift tire production equipment to support sales orders. No additional capital expenditures are anticipated over the next six months, unless they support sales development and product improvement. Management is also working to reduce its overall costs. For example, we renegotiated the building lease in June 2012, resulting in an annual rent decrease of $48,000.

The Company has increased its efforts to obtain financing through means that previously were not considered such as preferred stock offerings and structured debt. As of this filing, we have completed a private offering of convertible preferred stock, which generated net proceeds of $1,074,114. We have also redeemed or converted $605,800 of the $755,800 in secured convertible promissory notes (the “Notes”) placed in September 2010. Negotiations are currently underway to redeem, convert or obtain an 18 month extension on the remaining $150,000 in Notes. In addition, we are currently attempting to obtain approval for financing in the form of structured debt. We anticipate having this financing transaction completed during the third quarter of fiscal 2013.

In our Proxy Statement related to the Annual Stockholder Meeting scheduled for December 4, 2012, we have requested that the stockholders approve an increase in the authorized shares of common stock from 40 million to 55 million. The increase would allow us to convert the preferred stock mentioned above into common stock. In addition, the increase would provide the Company with approximately 11,133,000 shares authorized and available for issuance. However, these authorized but unissued and unreserved shares of our common stock could be utilized as necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

The success of the current business strategy is dependent upon obtaining additional working capital. If we are unable to obtain approval for the structured debt mentioned above, we would be required to raise additional working capital to continue operations.

NOTE 8 – SUBSEQUENT EVENTS

In October 2012, the Company redeemed for cash $200,000 of the secured convertible promissory notes (the “Notes”) and extended the maturity date on $150,000 of the Notes to January 31, 2013.  As of this filing, there were $150,000 in Notes outstanding.

At the August 1, 2012 Board of Directors’ meeting, Brian W. Hesje assumed the role of Audit Committee Chairman. For his service as the Audit Committee Chairman, the Board of Directors approved a grant of 300,000 stock options based on the closing market price on the issuance date of $0.26 per share. Under the Directors’ 2011 Stock Option and Award Plan, 150,000 of the options will vest on June 30, 2013 and 150,000 will vest on June 30, 2014.

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

We are concentrating on three segments of the tire market: low duty cycle foam tires, solid forklift tires and agricultural tires.  Our most recent activities in these areas are set forth below:

Low duty cycle foam tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and dealers accounts for most of our revenue at this time. We have the ability to produce a broad range of products for the low duty cycle tire market. Marketing efforts are focused on building a distribution network to expand our business and product sales. A new dealer/distributor development program was rolled out in October 2012. This program is designed to build sales volume and add value to the Amerityre distribution network. In addition, key O.E.M customers are currently testing Amerityre products for eventual use on their equipment. The Company will experience a sales shift from the 1st quarter into the 3rd quarter of fiscal 2012 as draught and unseasonal warm weather patterns has effected product consumption from major accounts. In addition, we have received new orders from several customers in the lawn and garden sector, which we will begin to deliver the 3rd quarter of fiscal 2013. From these developments, sales are forecasted to double over the previous year during the 3rd and 4th of fiscal 2013.

Solid forklift tires – Manufacturing process improvements were implemented during the 4th quarter of fiscal 2012. As a result, all forklift tires are being consistently produced at a high quality level. No warranty claims have been received since implementation of the new process improvements. Forklift tire sales are up 10% over last year after adjustments for returns and allowances. In addition, capital investments have been made to eliminate production bottlenecks in the curing and rim blasting departments. The result is a lower cost to produce forklift tires through increase productivity and lower labor cost. Tooling investments were also made in this product line to expand sales to wholesale grocery customers, who have tested and approved our product. It is anticipated sales of forklift tires will grow well beyond fiscal 2012 levels as we have more than doubled the dealer network over previous year. Finished goods inventory now available through our newly established east coast distribution center will support these dealers and bolster sales revenues.

Agricultural tires – The Company completed a product redesign in the fourth quarter of fiscal 2012 and is currently pursuing two segments of the agricultural tire market. The newly designed tires are now entering the market and sales are expected to grow significantly during the 3rd and 4th quarters of fiscal 2013. Draught conditions severely impacted sales in this product segment. We are currently designing new dimensions for a significant customer which will be ready for shipment the 3rd quarter of fiscal 2013. Sales volumes during 3rd and 4th quarters of fiscal 2013 are projected to grow by 50% over prior year.

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

·	Research and development expenses, which consist primarily of equipment and materials used in new product development and product improvement using our technologies;

·	Consulting expenses, which consist primarily of amounts paid to third-parties for outside services;

·	Depreciation and amortization expenses which result from the depreciation of our property and equipment, including amortization of our intangible assets; and

·	Stock based compensation expense related to stock and stock option awards issued to employees and consultants for services performed for the Company.

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

Valuation of Intangible Assets and Goodwill

At September 30, 2012, we had capitalized patent and trademark costs, net of accumulated amortization, totaling $523,848.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350). We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable. We consider the following indicators, among others, when determining whether or not our patents are impaired:

·	any changes in the market relating to the patents that would decrease the life of the asset;

·	any adverse change in the extent or manner in which the patents are being used;

·	any significant adverse change in legal factors relating to the use of the patents;

·	current-period operating or cash flow loss combined with our history of operating or cash flow losses;

·	future cash flow values based on the expectation of commercialization through licensing; and

·	current expectations that a patent will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  The stock-based compensation expense recognized under ASC 718 for the three month periods ended September 30, 2012 and 2011 was $20,346 and $23,067, respectively.

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

The following summary table presents a comparison of our results of operations for the three month periods ended September 30, 2012 and 2011 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	For the Three Months Ended September 30,
	2012	2011	Change
Net revenues	$913,210	$1,349,165	(32.3%)
Cost of revenues	539,428	876,947	(38.5%)
Gross profit	373,782	472,218	(20.8%)
Selling, general & administrative expenses	581,837	584,187	0.0%
Consulting expense	23,862	20,115	18.6%
Research & development expenses	300	2,756	(89.1%)
Depreciation & amortization expenses	56,513	49,505	14.2%
Bad debt expense	(18,235)	-	100.0%
Other income	496	5,294	(90.6%)
Interest expense	(7,889)	(15,049)	(47.6%)
Net loss	$(277,888)	$(194,100)	(43.2%)

Three Month Period Ended September 30, 2012 Compared to September 30, 2011

Net Revenues.  Net revenues of $913,210 for the three month period ended September 30, 2012, represent a 32.3% decrease over net revenues of $1,349,165 for the three month period ended September 30, 2011. Revenues for the first quarter fiscal 2013 continue to lag forecasts due to replacement shipments relating to forklift tires returned under warranty; chemical and production shortages which led to delayed and cancelled orders; and delays in the redesign of the pivot wheel. In addition, we have experienced reduced orders from certain distributors and licensees currently under agreements with Amerityre. Revenues for the same period in fiscal 2012 were higher than normal due in part to the relaunch of the forklift product line; chemical and equipment sales under a new licensing agreement; and the launch of new products for agriculture.

Cost of revenues.  Cost of Revenues for the three month period ended September 30, 2012 was $539,428 or 59.1% of revenues compared to $876,947 or 65.0% of revenues for the same period in 2011.  Cost of revenues decreased primarily due to the decrease in net revenues.

Gross profit.  Gross profit for three month period ended September 30, 2012 was $373,782 compared to $472,218 for the same period in 2011.  Gross profit for the three month period ended September 30, 2012 decreased by $98,436 or 20.8% over the same period in 2011 due primarily to the decrease in net revenues.

Selling, general and administrative expenses.  Selling, general and administrative (SG&A) expense for the three month period ended September 30, 2012 was $581,837 compared to $584,187 for the same period in 2011. Although the total SG&A between years remained relatively constant, there were notable changes in costs that comprise SG&A. The changes for the three months ended September 30, 2012 from the same period in the prior year included:

•	A decrease in director compensation, primarily stock based compensation, of approximately $46,000.
•	An increase of approximately $33,200 in warranty expense related to the tire failures and returns for the forklift product line.
•	A decrease of approximately $18,800 in the commissions paid on chemical sales.
•	The reduction of approximately $18,200 in the reserve for uncollectible accounts.
•	A decrease of $12,000 in the monthly building rent resulting from a lease renegotiation.

  SG&A as a percentage of sales increased to 63.7% of total revenues from 43.3% in the same period last year primarily due to the decrease in net revenues.

Research and development expenses.  Research and development expenses for the three month period ended September 30, 2012 were $300 compared to $2,756 for the same period in the prior year.  The research and development expenses for the three month period ended September 30, 2012 decreased by $2,456, or 89.1% as compared with the same period in 2011 primarily due to a decrease in outside testing services and a reduction in tooling expenses.

Consulting expenses.  Consulting expenses for the three month period ended September 30, 2012 were $23,862 as compared to $20,115 for the three month period ended September 30, 2011.  In order to achieve the Company’s goals in IT systems, accounting and finance and manufacturing, management has engaged consultants to assist the Company’s full-time staff on various projects. Consulting expenses are expected to fluctuate depending upon future product development, manufacturing initiatives and other projects.

Depreciation and amortization expenses.  Depreciation and amortization for the three month period ended September 30, 2012 was $56,513 compared to $49,505 for the same period last year.  Depreciation and amortization increased by $7,008, or 14.2% compared to the same period in 2011 primarily due to the replacement of the outdated servers and computer workstations and capitalized retooling costs related to the forklift product line.

Net loss.  Net loss for the three month period ended September 30, 2012 was $277,888 compared to a net loss of $194,100 for the same period in 2011.  The $83,788 increase in the net loss is primarily due to the decrease in net revenues and the related impact on gross profit.

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

Cash Flows

The following table sets forth our cash flows for the three month periods ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,
	2012	2011
Net cash provided/(used) by operating activities	$(242,546)	$231,573
Net cash used by investing activities	(145,817)	(31,609)
Net cash provided/(used) by financing activities	711,374	(87,500)
Net increase in cash during period	$323,011	$112,464

Net Cash Used By Operating Activities. Our primary sources of operating cash during the three month period ended September 30, 2012 came from a decrease in accounts receivables and decreases in prepaids and other assets.  Our primary uses of operating cash were an increase in inventory and payments made to vendors and employees.  Net cash used by operating activities was $242,546 for the three months ended September 30, 2012 compared to net cash provided by operating activities of $231,573 for the same period in 2011.  The decrease in cash flow from operating activities compared to the prior year period is largely due an increase in inventories to meet customer demand and management’s goal to improve vendor relationships while meeting company obligations.

Net Cash Used By Investing Activities.  Net cash used by investing activities was $145,817 for the three month period ended September 30, 2012 and $31,609 for the same period in 2011.  Our primary use of cash for the three month period ended September 30, 2012 was $145,817 for the purchase of property and equipment.   Our primary uses of cash for the three month period ended September 30, 2011 were $15,803 for the purchase of property and equipment and $15,806 in cash paid for patents and trademarks.

Net Cash Provided by Financing Activities.  Net cash used by financing activities was $711,374 for the three months ended September 30, 2012 compared to net cash used by financing activities of $87,500 for the same period last year.  The primary source of cash for the three months ended September 30, 2012 were from proceeds related to the private placement of preferred stock of $814,114. The use of cash for the three months ended September 30, 2012 consisted of $100,000 for the redemption of secured convertible promissory notes. The use of cash for the three months September 30, 2011 also consisted of $87,500 for the redemption of secured convertible promissory notes.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at September 30, 2012.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$231,000	$132,000	$99,000	$-	$-
Total contractual cash obligations	$231,000	$132,000	$99,000	$-	$-

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

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At September 30, 2012, our total cash was $428,849, none of which is restricted and our total indebtedness was $1,058,068.  Our total indebtedness at September 30, 2012 includes $357,815 in accounts payable, $356,957 in principal and interest for secured convertible promissory notes, $261,837 in accrued expenses, $24,274 in current portion of long-term debt, $3,345 in deferred revenue and $53,840 in long-term debt. As of September 30, 2012, our current ratio, which measures a company’s ability to pay its short term debt, was 1.56. Our debt ratio as of September 30, 2012 was 0.39.

The Company currently does not have a credit facility. Management, over the past year, has worked with our vendors to obtain extended credit terms and increase credit lines. We have improved the lines of communications with our vendors often integrating the vendor into the decision making process. We have succeeded in these endeavors and appreciate the continued support of our vendors. During the same period, management has also improved its customer credit policies and procedures and is aggressively pursuing receivable collections. As of this filing, our accounts receivable and accounts payable turnover rates, as calculated over the past six months, are approximately 40 days and 50 days respectively.

Management is intent, in spite of losing a significant number of revenue growth opportunities due to cash flow constraints, on focusing on the sale and distribution of profitable product lines. Management has adopted a more aggressive business plan that involves the acquisition of higher output production equipment and maintaining sufficient raw material and finished goods inventory levels to capitalize on revenue growth opportunities. Over the past nine months, management has invested approximately $116,000 in capital equipment to improve employee efficiency, thus reducing overall costs, and to promote sales growth. These investments include the replacement of an outdated server and computer workstations; the installation of a fully automated telephone system to support customer sales orders; and forklift tire production equipment to support sales orders. No additional capital expenditures are anticipated over the next six months, unless they support sales development and product improvement. Management is also working to reduce its overall costs. For example, we renegotiated the building lease in June 2012, resulting in an annual rent decrease of $48,000.

The Company has increased its efforts to obtain financing through means that previously were not considered such as preferred stock offerings and structured debt. As of this filing, we have completed a private offering of convertible preferred stock, which generated net proceeds of $1,074,114. We have also redeemed or converted $605,800 of the $755,800 in secured convertible promissory notes (the “Notes”) placed in September 2010. Negotiations are currently underway to redeem, convert or obtain an 18 month extension on the remaining $150,000 in Notes. In addition, we are currently attempting to obtain approval for financing in the form of structured debt. We anticipate having this financing transaction completed during the third quarter of fiscal 2013.

In our Proxy Statement related to the Annual Stockholder Meeting scheduled for December 4, 2012, we have requested that the stockholders approve an increase in the authorized shares of common stock from 40 million to 55 million. The increase would allow us to convert the preferred stock mentioned above into common stock. In addition, the increase would provide the Company with approximately 11,133,000 shares authorized and available for issuance. However, these authorized but unissued and unreserved shares of our common stock could be utilized as necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

The success of the current business strategy is dependent upon obtaining additional working capital. If we are unable to obtain approval for the structured debt mentioned above, we would be required to raise additional working capital to continue operations.

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

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive and financial officer, concluded that the design and operation of these disclosure controls and procedures were not effective for the year ended June 30, 2012, in particular due to our inability to timely file our quarterly reports for our fiscal quarters ended September 30, 2011, December 31, 2011, and March 31, 2012.

Throughout fiscal 2012, we continued our efforts to improve the internal controls testing.  During the quarter ended September 30, 2012, we completed the process of updating our controls and the associated testing for assessment purposes to ensure future compliance.

We have also updated our quarterly and year-end closing procedures to avoid audit adjustments and delays in the completion of the financial statements.  We are continuing to work to address this weakness by seeking to have sufficient personnel available and cross-trained to close the books in a timely fashion ensuring that they are complete and accurate.

 PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K/A for the year ended June 30, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit 31	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Taxonomy Extension Schema Document*

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101 LAB	XBRL Taxonomy Extension Label Linkbase Document*

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Pursuant to Rule 405 ( a )(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-K within the permitted 30-day grace period granted for the first period in which detailed footnote tagging is required.

SIGNATURE

AMERITYRE CORPORATION

Dated: November 14, 2012	By:	/s/ Timothy L. Ryan
Timothy L. Ryan
Chief Executive Officer
(Principal Executive and Financial Officer)