Form 10-Q
period 2012-12-31
AMERITYRE CORP
filed 2013-02-14
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   December 31, 2012

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

The number of shares outstanding of Registrant’s Common Stock as of February 11, 2013: 34,926,620

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

Our unaudited balance sheet at December 31, 2012 and our audited balance sheet at June 30, 2012; the related unaudited statements of operations for the three and six months ended December, 2012 and 2011; and the related unaudited statement of cash flows for the six months ended December, 2012 and 2011, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

	December 31, 2012	June 30, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$11,267	$105,838
Accounts receivable - net	274,726	400,458
Accounts receivable - related party - net	27,807	22,981
Inventory	749,224	553,578
Prepaid and other current assets	79,325	67,210

Total Current Assets	1,142,349	1,150,065

PROPERTY AND EQUIPMENT
Leasehold improvements	162,683	162,683
Molds and models	761,727	744,611
Equipment	3,051,587	2,959,233
Leased equipment	27,900	27,900
Furniture and fixtures	100,142	100,142
Construction in progress	78,126	30,122
Software	311,632	309,425
Less - accumulated depreciation	(3,762,221)	(3,651,903)

Total Property and Equipment	731,576	682,213

OTHER ASSETS
Patents and trademarks - net	517,349	531,222
Deposits and deferred costs	36,000	36,000

Total Other Assets	553,349	567,222

TOTAL ASSETS	$2,427,274	$2,399,500

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	December 31, 2012	June 30, 2012
	(Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable	$487,252	$376,721
Convertible notes	150,000	450,000
Accrued expenses	202,952	356,986
Current portion of long-term debt	21,192	27,014
Interest accrued on convertible notes	3,375	9,018
Deferred revenue	-	3,345

Total Current Liabilities	864,771	1,223,084

Long-term debt	53,840	53,840

Total Long-Term Debt	53,840	53,840

TOTAL LIABILITIES	918,611	1,276,924

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 1,135,000 and -0- shares issued and outstanding, respectively	1,135	-
Common Stock: 55,000,000 shares authorized of $0.001 par value, 34,926,620 and 34,176,620 shares issued and outstanding, respectively	34,926	34,176
Additional paid-in capital	60,157,237	58,890,503
Stock subscription deposits	-	260,000
Retained deficit	(58,684,635)	(58,062,103)

Total Stockholders' Equity	1,508,663	1,122,576

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,427,274	$2,399,500

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,
	2012	2011
NET REVENUES
Products	$727,194	$1,048,698
Equipment	-	-

Total Net Revenues	727,194	1,048,698

COST OF REVENUES
Products	515,048	657,538
Equipment	-	-

Total Cost of Revenues	515,048	657,538

GROSS PROFIT	212,146	391,160

EXPENSES
Consulting	20,047	17,425
Depreciation and amortization	61,450	60,662
Research and development	-	4,861
Bad debt expense (recovery)	(11,438)	(5,751)
Selling, general and administrative	483,148	535,155

Total Expenses	553,207	612,352

LOSS FROM OPERATIONS	(341,061)	(221,192)

OTHER INCOME/(EXPENSE)
Interest income	58	2,690
Interest expense	(3,641)	(6,822)
Miscellaneous income/(expense)	-	(5,024)

Total Other Income/(Expense)	(3,583)	(9,156)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(344,644)	(230,348)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(344,644)	$(230,348)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	34,926,620	33,804,117

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Six Months Ended December 31,
	2012	2011
NET REVENUES
Products	$1,640,404	$2,348,864
Equipment	-	49,000

Total Net Revenues	1,640,404	2,397,864

COST OF REVENUES
Products	1,054,476	1,494,641
Equipment	-	39,845

Total Cost of Revenues	1,054,476	1,534,486

GROSS PROFIT	585,928	863,378

EXPENSES
Consulting	43,909	37,540
Depreciation and amortization	117,963	121,323
Research and development	300	7,616
Bad debt expense (recovery)	(29,673)	(5,751)
Selling, general and administrative	1,064,985	1,108,186

Total Expenses	1,197,484	1,268,914

LOSS FROM OPERATIONS	(611,556)	(405,536)

OTHER INCOME/(EXPENSE)
Interest income	554	6,620
Interest expense	(11,530)	(25,800)
Miscellaneous income	-	270

Total Other Income/(Expense)	(10,976)	(18,910)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(622,532)	(424,446)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(622,532)	$(424,446)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(.02)	$(.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	34,796,185	32,760,475

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(622,532)	$(424,446)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation & amortization expense	125,067	121,324
Change in allowance for bad debt	(30,167)	(7,551)
Common stock issued for services	-	115,600
Stock based compensation expense related to director/employee options	43,755	44,777
Amortization of debt issuance costs	-	8,522
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	151,073	187,397
(Increase)/Decrease in prepaid and other current assets	(12,115)	22,559
(Increase)/Decrease in inventory and inventory reserve	(195,646)	40,870
(Increase)/Decrease in other assets	-	-
(Decrease)/Increase in accounts payable and accrued expenses	97,509	(24,824)
Net Cash Provided/(Used) by Operating Activities	(443,056)	84,228
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(159,682)	(19,892)
Cash paid for patents and trademarks	(875)	(18,386)
Net Cash Provided/(Used) by Investing Activities	(160,557)	(38,278)
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of convertible notes	(300,000)	(110,000)
Proceeds from stock subscriptions - net of issuance costs	814,864	-
Payments on long-term debt	(5,822)	(10,653)
Proceeds from settlement of note receivable	-	100,000
Net Cash Provided/(Used) by Financing Activities	509,042	(20,653)
NET INCREASE IN CASH	(94,571)	25,297
CASH AT BEGINNING OF PERIOD	105,838	127,990
CASH AT END OF PERIOD	$11,267	$153,287

NON-CASH FINANCING ACTIVITIES

During the six months ended December 31, 2012 and 2011, the Company paid $11,530 and $25,800 for interest, respectively.  Also, there were no cash payments for taxes for the quarters ended December 31, 2012 and 2011, respectively.

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2012 and June 30, 2012

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2012 Annual Report on Form 10-K.  Operating results for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2013.

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

Stock Based-Compensation Expense

We account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718).  Our financial statements as of and for the three and six months ended December 31, 2012 and 2011 reflect the impact of ASC 718.  Stock-based compensation expense related to director and employee options recognized under ASC 718 for the six months ended December 31, 2012 and 2011 was $43,755 and $44,777, respectively.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations.  Stock-based compensation expense recognized in our Statements of Operations for the three and six months ended, 2012 and 2011 assumes all awards will vest therefore no reduction has been made for estimated forfeitures.  We have awarded some options with a performance requirement and no amounts will be recorded until the requirement is met.

Basic and Fully Diluted Net Loss Per Share

Basic and fully diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Six Months Ended December 31,
	2012	2011
Loss (numerator)	$(622,532)	$(424,446)
Shares (denominator)	34,796,185	32,760,475
Per share amount	$(.02)	$(.01)

Our outstanding stock options, convertible preferred stock, convertible secured promissory notes and stock warrants, all of which are common stock equivalents, have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 7,691,573 and 3,983,286 common stock equivalents for the six months ended December 31, 2012 and 2011, respectively, because they are anti-dilutive.

Income Tax

We file federal income tax returns in the U.S. and state income tax returns in those state jurisdictions where we are required to file.  With few exceptions, we are no longer subject to U.S. federal, state or and local income tax examinations by tax authorities for years before 2008.  We have adopted the provisions of Accounting Standards Codification 740, Income Taxes (ASC 740).

There are no tax positions included in the balance at December 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Certain prior year balances have been reclassified to conform to the current year presentation.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2012 and June 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

 Related Party Transactions

Amerityre’s Chairman of the Board and Chief Executive Officer, Timothy L. Ryan, is also the principal owner of Rhino Rubber LLC, a manufacturing and distribution company for solid industrial tires and wheels.  During the six months ended December 31, 2012 and 2011, Rhino Rubber LLC purchased a total of $4,164 and $17,103, respectively, in tire products from Ameritye.  As of December 31, 2012 and 2011, the accounts receivable balances for Rhino Rubber LLC were $27,807 and $26,424, respectively.  The terms and conditions of those related-party sales transactions were the same as those afforded to any of Amerityre’s customers.

A former board member, Silas O. Kines, who passed away on January 11, 2012, was also the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  Forklift Tire of Florida is a distributor primarily of Amerityre’s forklift product line.  During the six months ended December 31, 2012 and 2011, Forklift Tire of Florida purchased a total $0 and $12,211, respectively, in tire products from Amerityre.  As of December 31, 2012 and 2011, the accounts receivable balances for Forklift Tire of Florida were $2,324 and $11,863, respectively.  The terms and conditions of those related-party sales transactions were the same as those afforded to any of Amerityre’s customers.  In accordance with the Commission Agreement, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long term liability recorded on the transaction.  As of December 31, 2012, $21,192 and $53,840 were recorded for the current and long-term portion, respectively, of the related liability. Since his passing, Mr. Kines is no longer considered a related party. As a result, the related receivables are not reflected as related party receivables on the balance sheet at December 31, 2012.

NOTE 3 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	December 31, 2012	June 30, 2012
	(Unaudited)
Raw Materials	$330,621	$201,651
Finished Goods	462,618	385,375
Inventory Reserve	(44,015)	(33,448)
Total Inventory	$749,224	$553,578

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In September 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes had a one year term with simple interest of 6.0%.  The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  The Notes are secured by all assets of the Company.  Principal and interest are due at maturity of the Notes, if the Notes are not converted.  If the holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion.  No officers, directors or affiliates of the Company participated in the private placement.  The Notes were sold pursuant to subscription documents between the Company and each investor.  In connection with the private placement of secured convertible promissory notes, on September 15, 2010, the Company issued 142,856 shares of restricted common stock as finders' fees.  The aggregate value of the shares issued as finders’ fees was $50,000, based on the closing price of $0.36 per share.  As of December 31, 2012, $410,000 of the Notes were redeemed; $195,800 of the Notes converted into 559,429 shares of common stock; and $150,000 of the Notes extended maturity until January 31, 2013. In January 2013, an additional $50,000 of the Notes were redeemed and $100,000 of the Notes extended maturity until April 30, 2013. The extended notes bear a simple interest rate of 9% per annum.  Accrued interest on the Notes payable at December 31, 2012 was $3,375.

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

The Series A Shares have liquidation preference amounting to a return of the initial par value per share only, with no further participation in any distributions to other shareholders. Any issued Series A Shares will automatically convert to the Company’s common stock at a ratio of four shares of common stock for each share of the Series A Shares after the later of six months from the date of issuance or the date on which the Corporation shall have available shares of common stock which are authorized, un-issued and not reserved for any other event or contingency, in an amount sufficient to convert all of the shares of Series A Shares issued and outstanding on the date of the proposed conversion.  As of the close of the private placement on September 30, 2012, the Company had received and accepted subscription documents, and the related cash deposits, for the

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2012 and June 30, 2012

NOTE 5 - STOCK TRANSACTIONS, Continued

purchase of 1,135,000 of the Series A Shares.  Proceeds from the private placement of the Series A Shares were $1,074,864, net of issuance costs of $60,136.

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

We estimated the fair value of the stock options at the grant date based on the following range of weighted average assumptions:

Risk free interest rate	0.41%	to	0.75%
Expected life	3.0	to	5.0	years
Expected volatility	72.93%	to	84.38%
Dividend yield	0.00%

A summary of the status of our outstanding stock options as of December 31, 2012 and June 30, 2012 and changes during the periods then ended is presented below:

	December 31, 2012		June 30, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	2,579,000	$0.45	675,000	$1.26
Granted	300,000	0.26	2,554,000	0.18
Expired/Cancelled	(650,000)	0.83	(350,000)	0.31
Exercised	-	0.00	(300,000)	0.17
Outstanding end of period	2,229,000	0.31	2,579,000	0.45
Exercisable	775,000	$0.43	1,025,000	$0.76

The following table summarizes the range of outstanding and exercisable options as of December 31, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Remaining Contractual Life
$0.17	650,000	1.50	$0.17	650,000	1.50
$0.17	500,000	2.50	$0.17	-	-
$0.17	500,000	3.50	$0.17	-	-
$0.29	154,000	2.50	$0.29	-	-
$0.50	300,000	0.52	$0.50	-	-
$1.79	125,000	0.36	$1.79	125,000	0.36
	2,229,000			775,000

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2012 and June 30, 2012

NOTE 6 - STOCK OPTIONS AND WARRANTS, Continued

General Warrant Information

During the six months ended December 31, 2012, none of the outstanding secured convertible promissory notes (the “Notes”) converted to common stock. As of December 31, 2012, there were 279,715 warrants issued and outstanding.

NOTE 7 – CASH POSITION, OUTSTANDING INDEBTEDNESS AND FUTURE CAPITAL REQUIREMENTS

At December 31, 2012, our total cash was $11,267, none of which is restricted and our total indebtedness was $918,611.  Our total indebtedness at December 31, 2012 includes $487,252 in accounts payable, $153,375 in principal and interest for secured convertible promissory notes, $202,952 in accrued expenses, $21,192 in current portion of long-term debt, and $53,840 in long-term debt.

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

The Company has increased its efforts to obtain financing through means that previously were not considered such as preferred stock offerings, structured debt and asset based lending. On September 30, 2012, we completed a private offering of convertible preferred stock, which generated net proceeds of $1,074,864. As of this filing, the Company has received $335,000 in cash receipts from the sale of unsecured notes and related short-term borrowings. We have also redeemed or converted $655,800 of the $755,800 in secured convertible promissory notes (the “Notes”) placed in September 2010. In addition, we are currently attempting to obtain approval for financing in the form of structured debt. We anticipate having this financing transaction completed during the fourth quarter of fiscal 2013. We have also received several asset based lending proposals that are currently under review.

At the Annual Stockholder’s Meeting, held on December 4, 2012, the stockholders voted to amend the Company’s Article of Incorporation to increase the number of authorized shares of common stock from 40,000,000 shares to 55,000,000 shares. The increase allows us to convert the preferred stock mentioned above into common stock. In addition, the increase provides the Company with approximately 11,133,000 shares authorized and available for issuance. These authorized but unissued and unreserved shares of our common stock can be utilized as necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

The success of the current business strategy is dependent upon obtaining additional working capital.  In connection with the preparation of our financial statements for the quarter ended December 31, 2012, we have analyzed our cash needs for the next twelve months. We believe that our current fundraising efforts will be successful, but if  we are unable to raise a minimum of $800,000 in working capital (of which $335,000 has been raised, see Note 8) through the current financing efforts mentioned above, we would be required to raise additional working capital through alternative sources to continue operations.

NOTE 8 – SUBSEQUENT EVENTS

At the Annual Stockholder’s Meeting, held on December 4, 2012, the stockholders voted to amend the Company’s Article of Incorporation to increase the number of authorized shares of common stock from 40,000,000 shares to 55,000,000 shares.  On January 28, 2013, the Nevada Secretary of State accepted the Company’s filing of a Certificate of Amendment to increase the authorized number of common stock shares. As of this filing, 835,000 shares of the convertible preferred stock have automatically converted into common stock.  We are in the process of exchanging the convertible preferred stock certificates for common stock certificates.

In January 2013, the Company redeemed for cash $50,000 of the secured convertible promissory notes (the ”Notes) and extended the maturity date on $100,000 of the Notes to April 30, 2013.

As of this filing, the Company has received an additional $335,000 in cash proceeds from the sale of the unsecured notes and related short-term borrowings.

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

Overview

Amerityre engages in the research and development, manufacturing and sale of polyurethane tires.  We believe that we have developed unique polyurethane formulations that allow us to make products with superior performance characteristics, including abrasion resistance and load-bearing capabilities, than conventional rubber tires.  We also believe that our manufacturing processes are more efficient than traditional tire manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat and high pressure that are necessary to cure rubber.  Using our polyurethane technologies, we believe tires can be produced which last longer, are less susceptible to failure and offer improved fuel economy. During the last quarter we began to streamline the manufacturing process to increase productivity, eliminate waste and improve product quality. As sales volumes build, this will allow Amerityre to optimize current available resources and assets without additional capital investment.

We are concentrating on three segments of the tire market: low duty cycle foam tires, solid forklift tires and agricultural tires.  Our most recent activities in these areas are set forth below:

Low duty cycle foam tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and dealers accounts for most of our revenue at this time. We have the ability to produce a broad range of products for the low duty cycle tire market. Marketing efforts are focused on building a distribution network to expand our business and product sales. A new dealer/distributor development program was rolled out in October 2012. This program is designed to build sales volume and add value to the Amerityre distribution network. Results are encouraging as we have received interest in this new program from potential customers across the country. We are currently engaged in setting up these new potential distributors with the target of having them in place for the spring lawn and garden season. In addition, key original equipment manufacturers (O.E.M) are currently testing Amerityre products for use on their equipment. The Company received a significant “test order” from the U.S. market leader in the supply of wheel barrows, which was delivered in February. In addition, several major mobility, and lawn and garden companies are expected to complete their testing of Amerityre products during the 3rd quarter of fiscal 2013. As a result of drought and unseasonal warm weather patterns that affected product consumption from major accounts, we anticipated a shift in sales from the 1st quarter to the 3rd quarter of fiscal 2013. During the 2nd quarter of fiscal, we experienced a 14% increase in the number of sales orders over the previous year. In addition, we have received new orders from several customers in the lawn and garden sector, which we will begin to deliver in the 3rd quarter of fiscal 2013. From these developments, we remain firm in our belief that sales during the 3rd and 4th quarter of fiscal 2013 will increase significantly over the prior year.

Solid forklift tires – Manufacturing process improvements were implemented during the 4th quarter of fiscal 2012. As a result, all forklift tires are being consistently produced at a high quality level. Sales and marketing efforts are underway to rebuild customer confidence in the product. Forklift tire sales volume for during the first half of fiscal 2013 are close to levels attained during the same period in the prior year. Furthermore, no warranty claims have been received since the implementation of the new process improvements. In addition, capital investments have been made to eliminate production bottlenecks in the curing and rim blasting departments. The result is a lower cost to produce forklift tires through increased productivity and lower labor cost. It is anticipated sales of forklift tires will grow well beyond fiscal 2012 levels as we have more than doubled the dealer network over the previous year. During the 3rd quarter of fiscal 2012, production was shut down to address process issues. Currently, production is running well and inventory availability has been established in the Boulder City warehouse and at our east coast distribution center.

Agricultural tires – We are currently pursuing two segments of the agricultural tire market. The Company completed a redesign of its agricultural products in the 4th quarter of fiscal 2012. The newly designed tires are now entering the market and sales are expected to grow significantly during the 3rd and 4th quarters of fiscal 2013. Drought conditions severely impacted sales for this product segment last year. We recently met with several irrigation manufacturers and reached an agreement to test the Amerityre pivot tire solution during the upcoming irrigation season. In addition, Amerityre will present its agriculture products at the largest U.S. farm exhibition in Tulare, California in February. We also plan to introduce a new seeder tire dimension for a significant customer. This product will be ready for shipment in the 3rd quarter of fiscal 2013. Sales volumes during 3rd and 4th quarters of fiscal 2013 are projected to grow significantly over prior year.

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

Valuation of Intangible Assets and Goodwill

At December 31 2012, we had capitalized patent and trademark costs, net of accumulated amortization, totaling $517,349.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350). We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable. We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  The stock-based compensation expense recognized under ASC 718 for the six month periods ended December 31, 2012 and 2011 was $43,755 and $44,777, respectively.

Seasonality

A substantial majority of our sales are to customers within the United States. We experience some seasonality in the sale of our closed-cell polyurethane foam tires for bicycles and, lawn and garden products because sales of these products generally decline during the winter months in the United States.  Sales of our closed-cell polyurethane form tire products generally peak during the spring and summer months, typically resulting in greater sales volumes during the 3rd and 4th quarters of the fiscal year.

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

The following summary table presents a comparison of our results of operations for the three and six month periods ended December 31, 2012 and 2011 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	For the Three Months Ended December 31,			For the Six Months Ended December 31
	2012	2011	Change	2012	2011	Change
Net revenues	$727,194	$1,048,698	(30.7%)	$1,640,404	$2,397,864	(30.2%)
Cost of revenues	515,048	657,538	(21.7%)	1,054,476	1,534,486	(31.3%)
Gross profit	212,146	391,160	(45.8%)	585,928	863,378	(32.1%)
Consulting expense	20,047	17,425	15.0%	43,909	37,540	17.0%
Depreciation & amortization expenses	61,450	60,662	1.3%	117,963	121,323	(2.8%)
Research & development expenses	-	4,861	(100.0%)	300	7,616	(96.1%)
Bad debt expense	(11,438)	(5,751)	98.9%	(29,673)	(5,751)	416.0%
Selling, general & administrative expenses	483,148	535,155	(9.7%)	1,064,985	1,108,186	(3.9%)
Interest income	58	2,690	(97.8%)	554	6,620	(91.6%)
Interest expense	(3,641)	(6,822)	(46.6%)	(11,530)	(25,800)	(55.3%)
Miscellaneous income	-	(5,024)	(100.0%)		270	(100.0%)
Net loss	$(344,644)	$(230,348)	49.6%	$(622,532)	$(424,446)	46.7%

Three Months Ended December 30, 2012 Compared to December 30, 2011

Net Revenues.  Net revenues of $727,194 for the three months ended December 31, 2012, represent a 30.7% decrease over net revenues of $1,048,698 for the three months ended December 31, 2011. Net revenues for the first half of fiscal 2013 continue to lag forecasts due to replacement shipments relating to forklift tires returned under warranty; chemical and production shortages which led to delayed and cancelled orders; and delays in the redesign of the pivot wheel. In addition, we have experienced reduced orders from certain distributors and licensees currently under agreements with Amerityre. Net revenues for the same period in fiscal 2012 were higher than normal due in part to the relaunch of the forklift product line; chemical and equipment sales under a new licensing agreement; and the launch of new products for agriculture.

Cost of revenues.  Cost of revenues for the three months ended December 31, 2012 were $515,048 or 70.8% of net revenues compared to $657,538 or 62.7% of net revenues for the same period in 2011.  Cost of revenues as a percent of net revenues increased for the three months ended December 31, 2012 over the same period in the prior year largely due to a shift from the use of temporary employees for production to full-time employees. The shift to full-time production employees was made to improve quality control and overall product quality. The use of full-time production employees resulted in an overall production cost increase due to higher labor rates and employee benefits.

Gross profit.  Gross profit for three months ended December 31, 2012 was $212,146 compared to $391,160 for the same period in 2011.  Gross profit for the three months ended December 31, 2012 decreased by $179,014 or 45.8% over the same period in 2011. As a percent of net revenues, gross profit for the three months ended December 31, 2012 increased 8.1% due to increased production labor costs that led to the increase in cost of revenues discussed above.

 Consulting expenses.  Consulting expenses for the three months ended December 31, 2012 were $20,047 as compared to $17,425 for the three months ended December 31, 2011.  In order to achieve the Company’s goals in IT systems, accounting and finance and manufacturing, management has engaged consultants to assist the Company’s full-time staff on various projects. Consulting expenses are expected to fluctuate depending upon future product development, manufacturing initiatives and other projects

Depreciation and amortization expenses.  Depreciation and amortization for the three months ended December 31, 2012 was $61,450 compared to $60,662 for the same period last year. Depreciation and amortization increased only $788, or 1.3% compared to the same period in 2011. The nominal increase in depreciation between periods was due to fixed asset purchases that were offset by a decrease in depreciation from fully-depreciated assets and the abandonment of obsolete patents. In addition, during the six months ended December 31, 2012, the Company invested approximately $161,000 in manufacturing, telephone and other fixed assets. However a large portion of those assets had to undergo construction and assembly, and as a result were not placed in service until the latter part of the 2nd quarter fiscal 2013.

Research and development expenses.  Research and development expenses for the three months ended December 31, 2012 were $0 compared to $4,861 for the same period in the prior year.  The research and development expenses for the three months ended December 31, 2012 decreased by $4,861 as compared with the same period in 2011 primarily due to a decrease in outside testing services and a reduction in tooling costs.

Selling, general and administrative expenses.  Selling, general and administrative (SG&A) expenses for the three months ended December 31, 2012 were $483,148 compared to $535,155 for the same period in 2011. SG&A expenses for the three months ended December 31, 2012 decreased $52,007 or 9.7% over the same period in 2011 due to a number of factors, including:

▪	Director compensation, primarily stock based compensation, decreased approximately $11,100.
▪	Sales related travel expenses increased approximately $18,300 due to increased sales and marketing activities.
▪	Salaries and employee benefits increased approximately $49,700 due the addition of a chemist and accounting staff.
▪	Variable and fixed cost overhead allocations to cost of sales increased approximately $68,000.
▪	Repairs and maintenance of manufacturing and office equipment decreased approximately $11,200.

▪	Monthly building rent decreased approximately $12,000 due to a lease renegotiation.

  SG&A expenses as a percentage of sales for the three months ended December 31, 2012 increased to 66.4% of total revenues from 51.0% in the same period last year primarily due to the decrease in net revenues.

Net loss.  Net loss for the three month period ended December 31, 2012 was $344,644 compared to a net loss of $230,348 for the same period in 2011.  The $114,296 increase in the net loss is primarily due to the decrease in net revenues and the related impact on gross profit.

Six Months Ended December 31, 2012 Compared to December 31, 2011

Net revenues.  Net revenues of $1,640,404 for the six months ended December 31, 2012, represents a 30.2% decrease over net revenues of $2,397,864 for the six months ended December 31, 2011. Revenues for the first half of fiscal 2013 continue to lag forecasts due to replacement shipments relating to forklift tires returned under warranty; chemical and production shortages which led to delayed and cancelled orders; and delays in the redesign of the pivot wheel. In addition, we have experienced reduced orders from certain distributors and licensees currently under agreements with Amerityre. Revenues for the same period in fiscal 2012 were higher than normal due in part to the relaunch of the forklift product line; chemical and equipment sales under a new licensing agreement; and the launch of new products for agriculture.

Cost of revenues.  For the six months ended December 31, 2012, cost of revenues were $1,054,476 compared to $1,534,486 for the same period in 2011, representing a 31.3% decrease. However cost of sales as a percent of revenue remained relatively constant for the six months ended December 31, 2012 and 2011 at 64.3% and 64.0% of revenues, respectively. Cost of revenues decreased primarily due to the decrease in net revenues.

Gross profit.  For the six months ended December 31, 2012, we had $585,928 of gross profit compared to $863,378 for the same period 2011.  Gross profit for the six months ended December 31, 2012 decreased by $277,450 or 32.1%, over the same period in 2011 due primarily to the decrease in sales volume.

Consulting expenses.  For the six months ended December 31, 2012, we had $43,909 in consulting expenses as compared to $37,540 consulting expenses during the six months ended December 31, 2011.  In order to achieve the Company’s goals in IT systems, accounting and finance and manufacturing, management has engaged consultants to assist the Company’s full-time staff on various projects. Consulting expenses are expected to fluctuate depending upon future product development, manufacturing initiatives and other projects.

Depreciation and amortization expenses.  For the six months ended December 31, 2012, we had $117,963 of depreciation and amortization expenses compared to $121,323 for the same period last year.  Depreciation and amortization decreased by $3,360, or 2.8% compared to the same period in 2011, principally due to the decrease in depreciation from fully-depreciated assets and the abandonment of obsolete patents. In addition, during the six months ended December 31, 2012, the Company invested approximately $161,000 in manufacturing, telephone and other fixed assets. However a large portion of those assets had to undergo construction and assembly, and as a result were not placed in service until the latter part of the 2nd quarter fiscal 2013.

Research and development expenses.  For the six months ended December 31, 2012, we had $300 of research and development expenses compared to $7,616 for the same period in the prior year.  Our research and development expenses for the six months ended December 31, 2012, decreased by $7,316, or 96.1%, as compared with the same period in 2011 primarily due to a decrease in outside testing services and a reduction in tooling expenses during the period.

Selling, general and administrative expenses.  For the six months ended December 31, 2012, we had $1,064,985 of SG&A expenses, compared to $1,108,186 of SG&A expenses for the same period last year.  SG&A expenses for the six months ended December 31, 2012 decreased $43,201 due to a number of factors, including decreases director compensation, the reallocation of variable and fixed overhead to cost of sales, and a reduction in rent resulting from a lease renegotiation. SG&A expenses as a percentage of sales for the three months ended December 31, 2012 increased to 64.9% of total revenues from 46.2% in the same period last year primarily due to the decrease in net revenues.

Net loss.  For the six months ended December 31, 2012, we had a net loss of $622,532 compared to a net loss of $424,446 for the same period in 2011, an increase of $198,086. The increase in the net loss is primarily due to the decrease in net revenues and the related impact on gross profit.

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

Cash Flows

The following table sets forth our cash flows for the six month periods ended December 30, 2012 and 2011.

	For the Six Months Ended December 31,
	2012	2011
Net cash provided/(used) by operating activities	$(443,056)	$84,228
Net cash used by investing activities	(160,557)	(38,278)
Net cash provided/(used) by financing activities	509,042	(20,653)
Net increase/(decrease) in cash during period	$(94,571)	$25,297

Net Cash Used By Operating Activities. Our primary sources of operating cash during the six month period ended December 31, 2012 came from a decrease in accounts receivables and an increase in accounts payable and accrued expenses. Our primary use of operating cash was an increase in inventory.  Net cash used by operating activities was $443,056 for the six months ended December 31, 2012 compared to net cash provided by operating activities of $84,228 for the same period in 2011.  The decrease in cash flow from operating activities compared to the prior year period is largely due an increase in the net loss and an increase in inventories to meet customer demand.

Net Cash Used By Investing Activities.  Net cash used by investing activities was $160,557 for the three month period ended December 31, 2012 and $38,278 for the same period in 2011.  Our primary use of cash for investing activities for the six month period ended December 31, 2012 was $159,682 for the purchase of property and equipment.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $509,042 for the three months ended December 31, 2012 compared to net cash used by financing activities of $20,653 for the same period last year.  The primary source of cash from financing activities for the six months ended December 31, 2012 was from proceeds related to the private placement of preferred stock of $814,864. The principal use of cash from financing activities for the six months ended December 31, 2012 was $300,000 for the redemption of secured convertible promissory notes.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at December 31, 2012.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$198,000	$132,000	$66,000	$-	$-
Total contractual cash obligations	$198,000	$132,000	$66,000	$-	$-

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

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At December 31, 2012, our total cash was $11,267, none of which is restricted and our total indebtedness was $918,611.  Our total indebtedness at December 31, 2012 includes $487,252 in accounts payable, $153,375 in principal and interest for secured convertible promissory notes, $202,952 in accrued expenses, $21,192 in current portion of long-term debt, and $53,840 in long-term debt.

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

The Company has increased its efforts to obtain financing through means that previously were not considered such as preferred stock offerings, structured debt and asset based lending. On September 30, 2012, we completed a private offering of convertible preferred stock, which generated net proceeds of $1,074,864. As of this filing, the Company has received $335,000 in cash receipts from the sale of unsecured notes and related short-term borrowings. We have also redeemed or converted $655,800 of the $755,800 in secured convertible promissory notes (the “Notes”) placed in September 2010. In addition, we are currently attempting to obtain approval for financing in the form of structured debt. We anticipate having this financing transaction completed during the fourth quarter of fiscal 2013. We have also received several asset based lending proposals that are currently under review.

At the Annual Stockholder’s Meeting, held on December 4, 2012, the stockholders voted to amend the Company’s Article of Incorporation to increase the number of authorized shares of common stock from 40,000,000 shares to 55,000,000 shares. The increase allows us to convert the preferred stock mentioned above into common stock. In addition, the increase provides the Company with approximately 11,133,000 shares authorized and available for issuance. These authorized but unissued and unreserved shares of our common stock can be utilized as necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

The success of the current business strategy is dependent upon obtaining additional working capital. In connection with the preparation of our financial statements for the quarter ended December 31, 2012, we have analyzed our cash needs for the next twelve months. We believe that our current fundraising efforts will be successful, but if  we are unable to raise a minimum of $800,000 in working capital (of which $335,000 has been raised, see Note 8) through the financing efforts mentioned above, we would be required to raise additional working capital through alternative sources to continue operations.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K/A for the year ended June 30, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

The Company is announcing the resignation of Brian W. Hesje from the Board of Directors. Mr. Hesje held the positions of Audit Committee Chairman and Compensation Committee Chairman.  Mr. Hesje has resigned to pursue other professional interests.

The Company is also announcing the resignation of Gary M. Tucker from the Board of Directors. Mr. Tucker held the position of Nominating Committee Chairman. Mr. Tucker has resigned to devote more time to his family and other personal interests.

The Board of Directors is currently reviewing a number of highly qualified candidates to fill the vacant director positions. We will announce new director appointments as soon as they are confirmed.  Committee reassignments will be made as soon as possible thereafter.  The remaining board members will fulfill the functions of the audit and nominating committees.

ITEM 6.  EXHIBITS

Exhibit 3 (i)	Certificate of Amendment to Articles of Incorporation

Exhibit 31	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

AMERITYRE CORPORATION

Dated: February 14, 2013	By:	/s/ Timothy L. Ryan
Timothy L. Ryan
Chief Executive Officer
(Principal Executive and Financial Officer)