Form 10-Q
period 2013-03-31
AMERITYRE CORP
filed 2013-05-15
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2013

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

The number of shares outstanding of Registrant’s Common Stock as of May 13, 2013: 39,741,620

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

Our unaudited balance sheet at March 31, 2013 and our audited balance sheet at June 30, 2012; the related unaudited statements of operations for the three and nine months ended March 31, 2013 and 2012; and the related unaudited statement of cash flows for the nine months ended March 31, 2013 and 2012, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

	March 31, 2013	June 30, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$48,175	$105,838
Accounts receivable - net	375,713	400,458
Accounts receivable - related party - net	29,494	22,981
Inventory	753,582	553,578
Prepaid and other current assets	80,412	67,210

Total Current Assets	1,287,376	1,150,065

PROPERTY AND EQUIPMENT
Leasehold improvements	162,683	162,683
Molds and models	768,833	744,611
Equipment	3,051,587	2,959,233
Leased equipment	27,900	27,900
Furniture and fixtures	100,142	100,142
Construction in progress	73,396	30,122
Software	311,632	309,425
Less - accumulated depreciation	(3,815,974)	(3,651,903)

Total Property and Equipment	680,199	682,213

OTHER ASSETS
Patents and trademarks - net	509,594	531,222
Deposits and deferred costs	46,000	36,000

Total Other Assets	555,594	567,222

TOTAL ASSETS	$2,523,169	$2,399,500

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	March 31, 2013	June 30, 2012
	(Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable	$531,217	$376,721
Convertible and unsecured notes	385,000	450,000
Accrued expenses	216,550	356,986
Current portion of long-term debt	19,980	27,014
Interest accrued on notes	3,650	9,018
Deferred revenue	-	3,345

Total Current Liabilities	1,156,397	1,223,084

Long-term debt	53,840	53,840

Total Long-Term Debt	53,840	53,840

TOTAL LIABILITIES	1,210,237	1,276,924

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common Stock: 55,000,000 shares authorized of $0.001 par value, 39,741,620 and 34,176,620 shares issued and outstanding, respectively	39,741	34,176
Additional paid-in capital	60,198,054	58,890,503
Stock subscription deposits	-	260,000
Retained deficit	(58,924,863)	(58,062,103)

Total Stockholders' Equity	1,312,932	1,122,576

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,523,169	$2,399,500

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
NET REVENUES
Products	$1,030,711	$1,013,305
Equipment	-	-

Total Net Revenues	1,030,711	1,013,305

COST OF REVENUES
Products	658,182	672,580
Equipment	-	-

Total Cost of Revenues	658,182	672,580

GROSS PROFIT	372,529	340,725

EXPENSES
Consulting	11,087	27,839
Depreciation and amortization	59,912	34,101
Research and development	895	2,116
Bad debt expense (recovery)	(1,714)	4,882
Selling, general and administrative	538,650	493,700

Total Expenses	608,830	562,638

LOSS FROM OPERATIONS	(236,301)	(221,913)

OTHER INCOME/(EXPENSE)
Interest income	10	1,004
Interest expense	(3,938)	(6,750)
Miscellaneous income	-	9,531

Total Other Income/(Expense)	(3,928)	3,785

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(240,229)	(218,128)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(240,229)	$(218,128)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	37,195,620	33,426,155

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Nine Months Ended March 31,
	2013	2012
NET REVENUES
Products	$2,671,115	$3,362,169
Equipment	-	49,000

Total Net Revenues	2,671,115	3,411,169

COST OF REVENUES
Products	1,712,658	2,167,221
Equipment	-	39,845

Total Cost of Revenues	1,712,658	2,207,066

GROSS PROFIT	958,457	1,204,103

EXPENSES
Consulting	54,996	65,379
Depreciation and amortization	177,875	155,424
Research and development	1,195	9,732
Bad debt recovery	(31,387)	(869)
Selling, general and administrative	1,603,634	1,601,886

Total Expenses	1,806,313	1,831,552

LOSS FROM OPERATIONS	(847,856)	(627,449)

OTHER INCOME/(EXPENSE)
Interest income	563	7,624
Interest expense	(15,467)	(32,550)
Miscellaneous income	-	9,531

Total Other Income/(Expense)	(14,904)	(15,395)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(862,760)	(642,844)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(862,760)	$(642,844)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	35,584,321	32,982,755

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(862,760)	$(642,844)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation & amortization expense	184,980	181,829
Change in allowance for bad debt	(33,790)	(2,669)
Common stock issued for services	30,250	185,800
Stock based compensation expense related to director/employee options	58,177	65,113
Gain on Sale of Equipment	-	(9,531)
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	52,022	97,835
(Increase)/Decrease in prepaid and other current assets	(13,202)	42,235
(Increase)/Decrease in inventory and inventory reserve	(200,004)	114,603
(Increase)/Decrease in other assets	(10,000)	8,522
(Decrease)/Increase in accounts payable and accrued expenses	155,347	24,378
Net Cash Provided/(Used) by Operating Activities	(638,980)	65,271

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property and equipment	-	21,000
Purchase of property and equipment	(162,057)	(92,692)
Cash paid for patents and trademarks	719	(35,051)
Net Cash Used by Investing Activities	(161,338)	(106,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured notes payable	285,000	-
Decrease in convertible notes due to redemptions	(350,000)	(110,000)
Payments on current portion of long-term debt	(7,034)	(12,040)
Proceeds from stock subscriptions – net of issuance costs	814,689	-
Proceeds from payments and settlement of note receivable	-	100,000
Net Cash Provided/(Used) by Financing Activities	742,655	(22,040)

NET DECREASE IN CASH	(57,663)	(63,512)
CASH AT BEGINNING OF PERIOD	105,838	127,990
CASH AT END OF PERIOD	$48,175	$64,478

NON-CASH FINANCING ACTIVITIES

During the nine months ended March 31, 2013 and 2012, the Company paid $11,817 and $25,800 for interest, respectively.  Also, there were no cash payments for taxes for the quarters ended March 31, 2013 and 2012, respectively.

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2013 and June 30, 2012

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2012 Annual Report on Form 10-K.  Operating results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2013.

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

Stock Based-Compensation Expense

We account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718).  Our financial statements as of and for the three and nine months ended March 31, 2013 and 2012 reflect the impact of ASC 718.  Stock-based compensation expense related to director and employee options recognized under ASC 718 for the nine months ended March 31, 2013 and 2012 was $58,177 and $65,113, respectively.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations.  Stock-based compensation expense recognized in our Statements of Operations for the three and nine months ended March 31, 2013 and 2012 assumes all awards will vest therefore no reduction has been made for estimated forfeitures.  We have awarded some options with a performance requirement and no amounts will be recorded until the requirement is met.

Basic and Fully Diluted Net Loss Per Share

Basic and fully diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Nine Months Ended March 31,
	2013	2012
Loss (numerator)	$(862,760)	$(642,844)
Shares (denominator)	35,584,321	32,982,755
Per share amount	$(0.02)	$(0.02)

Our outstanding stock options, convertible secured promissory notes and stock warrants, all of which are common stock equivalents, have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 2,737,286 and 3,983,286 common stock equivalents for the nine months ended March 31, 2013 and 2012, respectively, because they are anti-dilutive.

Income Tax

We file federal income tax returns in the U.S. and state income tax returns in those state jurisdictions where we are required to file.  With few exceptions, we are no longer subject to U.S. federal, state or and local income tax examinations by tax authorities for years before 2008.  We have adopted the provisions of Accounting Standards Codification 740, Income Taxes (ASC 740).

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2013 and June 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

There are no tax positions included in the balance at March 31, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Certain prior year balances have been reclassified to conform to the current year presentation.

 Related Party Transactions

Amerityre’s Chairman of the Board and Chief Executive Officer, Timothy L. Ryan, is also the principal owner of Rhino Rubber LLC, a manufacturing and distribution company for solid industrial tires and wheels.  During the nine months ended March 31, 2013 and 2012, Rhino Rubber LLC purchased a total of $5,818 and $20,927, respectively, in tire products from Ameritye.  As of March 31, 2013 and 2012, the accounts receivable balances for Rhino Rubber LLC were $29,494 and $20,233, respectively.  The terms and conditions of those related-party sales transactions were the same as those afforded to any of Amerityre’s customers.

A former board member, Silas O. Kines, who passed away on January 11, 2012, was also the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  Forklift Tire of Florida is a distributor primarily of Amerityre’s forklift product line.  During the nine months ended March 31, 2013 and 2012, Forklift Tire of Florida purchased a total $-0- and $15,247, respectively, in tire products from Amerityre.  As of March 31, 2013 and 2012, the accounts receivable balances for Forklift Tire of Florida were $-0- and $3,164, respectively.  The terms and conditions of those related-party sales transactions were the same as those afforded to any of Amerityre’s customers.  In accordance with the Commission Agreement, dated February 2, 2012, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long term liability recorded on the transaction.  As of March 31, 2013, $19,980 and $53,840 were recorded for the current and long-term portion, respectively, of the related liability. Since his passing, Mr. Kines is no longer considered a related party. As a result, the related receivables are not reflected as related party receivables on the balance sheet at March 31, 2013.

NOTE 3 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	March 31, 2013	June 30, 2012
	(Unaudited)
Raw Materials	$257,740	$201,651
Finished Goods	539,857	385,375
Inventory Reserve	(44,015)	(33,448)
Total Inventory	$753,582	$553,578

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In September 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes had a one year term with simple interest of 6.0%.  The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  The Notes are secured by all assets of the Company.  Principal and interest are due at maturity of the Notes, if the Notes are not converted.  If the holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion.  No officers, directors or affiliates of the Company participated in the private placement.  The Notes were sold pursuant to subscription documents between the Company and each investor.  In connection with the private placement of secured convertible promissory notes, on September 15, 2010, the Company issued 142,856 shares of restricted common stock as finders' fees.  The aggregate value of the shares issued as finders’ fees was $50,000, based on the closing price of $0.36 per share.  As of March 31, 2013, $460,000 of the Notes were redeemed; $195,800 of the Notes converted into 559,429 shares of common stock; and $100,000 of the Notes extended maturity until April 30, 2013. The extended notes bear a simple interest rate of 9% per annum.  Accrued interest on the Notes payable at March 31, 2013 was $3,650.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2013 and June 30, 2012

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

The Series A Shares have liquidation preference amounting to a return of the initial par value per share only, with no further participation in any distributions to other shareholders. Any issued Series A Shares will automatically convert to the Company’s common stock at a ratio of four shares of common stock for each share of the Series A Shares after the later of six months from the date of issuance or the date on which the Corporation shall have available shares of common stock which are authorized, un-issued and not reserved for any other event or contingency, in an amount sufficient to convert all of the shares of Series A Shares issued and outstanding on the date of the proposed conversion.  As of the close of the private placement on September 30, 2012, the Company had received and accepted subscription documents, and the related cash deposits, for the purchase of 1,135,000 of the Series A Shares.  Proceeds from the private placement of the Series A Shares were $1,074,864, net of issuance costs of $60,136. As of March 31, 2013, all of the Series A Shares were automatically converted into 4,540,000 shares of common stock.

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

On March 5, 2013, the Company issued 250,000 shares of restricted common stock to a director for additional services provided during the six months ended December 31, 2012. The Company also issued 25,000 shares of restricted common stock to an employee as a performance bonus. The total value of the shares issued was $27,500 based on the market closing price on the authorization date of $0.10 per share.

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

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2013 and June 30, 2012

NOTE 6 - STOCK OPTIONS AND WARRANTS, Continued

A summary of the status of our outstanding stock options as of March 31, 2013 and June 30, 2012 and changes during the periods then ended is presented below:

	March 31, 2013		June 30, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	2,579,000	$0.45	675,000	$1.26
Granted	300,000	$0.26	2,554,000	$0.18
Expired/Cancelled	(850,000)	$0.67	(350,000)	$0.31
Exercised	-	$0.00	(300,000)	$0.17
Outstanding end of period	2,029,000	$0.33	2,579,000	$0.45
Exercisable	775,000	$0.43	1,025,000	$0.76

The following table summarizes the range of outstanding and exercisable options as of March 31, 2013:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2013	Weighted Average Remaining Contractual Life
$0.17	650,000	1.25	$0.17	650,000	1.25
$0.17	400,000	2.25	$0.17	-	-
$0.17	400,000	3.25	$0.17	-	-
$0.29	154,000	2.25	$0.29	-	-
$0.50	300,000	0.27	$0.50	-	-
$1.79	125,000	0.12	$1.79	125,000	0.12
	2,029,000			775,000

General Warrant Information

During the nine months ended March 31, 2013, none of the outstanding secured convertible promissory notes (the “Notes”) converted to common stock. As of March 31, 2013, there were 279,715 warrants issued and outstanding.

NOTE 7 – GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have historically incurred significant losses, which have resulted in a total retained deficit of $58,924,863 at March 31, 2013, which raises a doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Since January 2013, we have been working on a proposal to secure a short-term loan as well as long-term bank financing.  As of the second quarter 10Q filing, we were reasonably assured that at least $800,000 could be raised in a private offering of unsecured notes.  We only received $285,000 in cash proceeds from that offering.  In addition, the support we anticipated for the bank financing will not be forthcoming.  Therefore we are currently taking other actions to secure the necessary financing.  The reduced funding under the private offering along with the lack of support for the bank financing has resulted in the reinstatement of the going concern opinion.

The Company currently does not have an existing credit facility.  Management, over the past year, has worked with our vendors to obtain extended credit terms and increase credit lines.  During the same period, management has also improved its customer credit policies and procedures and is aggressively pursuing receivable collections.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2013 and June 30, 2012

NOTE 7 – GOING CONCERN, Continued

Management is intent, in spite of losing a significant number of revenue growth opportunities due to cash flow constraints, on focusing on the sale and distribution of profitable product lines.  Management is pursuing a business plan that involves the acquisition of higher output production equipment and maintaining sufficient raw material and finished goods inventory levels to capitalize on revenue growth opportunities.  No additional capital expenditures are anticipated over the next twelve months unless they support sales development and product improvement.  Management is also working to reduce its overall costs as well.

The Company has increased its efforts to obtain financing through means that previously were not considered such as preferred stock offerings, structured debt, private equity funding and asset based lending.  On September 30, 2012, we completed a private offering of convertible preferred stock, which generated net proceeds of $1,074,864.  In January 2013, the Company received $285,000 in cash receipts from the sale of unsecured notes and related short-term borrowings. We have also redeemed or converted $655,800 of the $755,800 in secured convertible promissory notes (the “Notes”) placed in September 2010.  We will continue to pursue approval for financing in the form of structured debt.

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

The success of the current business strategy is dependent upon obtaining additional working capital.  In connection with the preparation of our financial statements for the quarter ended March 31, 2013, we have analyzed our cash needs for the next twelve months.  We concluded that our available cash and accounts receivables are not sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.

The accompanying financial statements do not include any adjustments that might be necessary in the event we are unable to continue as a going concern.

NOTE 8 – SUBSEQUENT EVENTS

Negotiations are currently underway to extend the maturity date on the remaining $100,000 convertible note issued in the September 2010 private placement.  Principal and accrued interest on that note was due on April 30, 2013.  As of this filing, we are currently in default on the principal and interest related to that note until such time as negotiations have been concluded.

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

                 As noted in our March 2013 press release, we had a slow start to fiscal 2013. A shift in seasonality within our industrial products line coupled with significant reduction in export sales negatively impacted the business.  The late arrival of spring in the east and midwest regions delayed the seasonal ramp up of revenues in the lawn & garden segment.  This trend has reversed during the current quarter.   Going forward, Amerityre is implementing a strategy to diversify the customer base which will lower the risk of having any one customer or customer group threaten the company’s viability.  We are currently into the fourth quarter, and sales have been robust and should remain that way for the remainder of fiscal 2013.  The following information will update our progress by product group.

Low duty cycle foam tires – Marketing efforts are focused on building distribution to expand our business and product sales.  A new dealer/distributor development program was rolled out in October 2012.  This program is designed to build sales volume and add value to the Amerityre brand.  New distribution channels are now in place in the Midwest, East and Southwest regions of the U.S. market.  This is timely for the spring selling season in lawn & garden products.  In tandem, high volume original equipment manufacturers (OEM) are being pursued.  A number of large OEM companies are testing Amerityre products for potential use on their equipment.  The Company has already received a significant “test order” from the leading U.S. wheelbarrow manufacturer.  That order was delivered in February 2013.  Now that we have established ourselves with that customer, our goal is to receive approval as their supplier for the next business cycle starting in July 2013.  In addition, several major medical mobility, and lawn and garden companies are expected to complete their testing of Amerityre products during the fourth quarter of fiscal 2013.   In 2012, we lost a major customer to a Chinese tire manufacturer that utilizes the “open cell” polyurethane technology.   However we were informed that within a few months, the “open cell” tires from China were experiencing catastrophic failures.  As a result, the customer has returned to Amerityre as its supplier for the coming year.    We estimate this will require Amerityre to transform an additional 250,000 pounds of material into finished product.  From these developments, we remain firm in our belief that sales revenues during the 4th quarter will increase significantly over previous year.  In addition, we have been approved by an OEM company to supply tires for the manufacture of electric utility vehicles.   We have received our first order from this company for delivery in May 2013.  Another growing segment within polyurethane foam is our bicycle tire product line. We have been selected to supply tires to an important west coast bicycle rental company.  Their initial order is estimated to be for 1,000 units.  However the rental company is expected to equip approximately 7,500 of their bicycle rental fleet.

Solid forklift tires – Manufacturing process improvements were implemented during the fourth quarter of fiscal 2012.  As a result, all forklift tires are being consistently produced at a high quality level.  Sales and marketing efforts are underway to rebuild customer confidence in the product.  No warranty claims have been received since the implementation of the new manufacturing process improvements.  Our marketing efforts are being expanded by promoting the tire for use in the traditional polyurethane tire applications where we have a competitive advantage.  It is anticipated that sales of forklift tires will exceed fiscal 2012 levels as we have more than doubled the dealer network over the previous year.  In retrospect the closing of the forklift production line during the third quarter of fiscal 2012 was warranted as all process issues have been addressed and the product performance is now up to management’s standards.  Currently, production is running well and inventory is available at the Boulder City, Nevada and Ravenna, Ohio warehouses.  We expect sales volumes to begin increasing during the fourth quarter of fiscal 2013.

Agricultural tires – We are currently pursuing two segments of the agricultural tire market (irrigation and planting).  The Company completed a redesign of its agricultural products in the fourth quarter of fiscal 2012.  The newly designed tires are now entering the market and sales are growing as expected.  We have received initial “test orders” for over 100 pivot tires used on irrigation systems.  Two irrigation OEM companies are testing the Amerityre pivot tire solution during the upcoming irrigation season.  These developments set the stage for significant growth in this product segment.  Product design for new seeder tire dimension has been completed and initial order from a significant customer is in hand.

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

•	Research and development expenses, which consist primarily of equipment and materials used in new product development and product improvement using our technologies;
•	Consulting expenses, which consist primarily of amounts paid to third-parties for outside services;
•	Depreciation and amortization expenses which result from the depreciation of our property and equipment, including amortization of our intangible assets; and
•	Stock based compensation expense related to stock and stock option awards issued to employees and consultants for services performed for the Company.

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

Valuation of Intangible Assets and Goodwill

At March 31, 2013, we had capitalized patent and trademark costs, net of accumulated amortization, totaling $509,594.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350). We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable. We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  The stock-based compensation expense recognized under ASC 718 for the nine months ended March 31, 2013 and 2012 was $58,177 and $65,113, respectively.

Seasonality

A substantial majority of our sales are to customers within the United States. We experience some seasonality in the sale of our closed-cell polyurethane foam tires for bicycles and, lawn and garden products because sales of these products generally decline during the winter months in the United States.  Sales of our closed-cell polyurethane form tire products generally peak during the spring and summer months typically resulting in greater sales volumes during the 3rd and 4th quarters of the fiscal year.

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

The following summary table presents a comparison of our results of operations for the three and nine month periods ended March 31, 2013 and 2012 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	For the Three Months Ended March 31,				For the Nine Months Ended March 31
	2013	2012	Change		2013	2012	Change
Net revenues	$1,030,711	$1,013,305	(1.7%	)	$2,671,115	$3,411,169	(21.7%	)
Cost of revenues	658,182	672,580	(2.1%	)	1,712,658	2,207,066	(22.4%	)
Gross profit	372,529	340,725	9.3%		958,457	1,204,103	(20.4%	)
Consulting expense	11,087	27,839	(60.2%	)	54,996	65,379	(15.9%	)
Depreciation & amortization expenses	59,912	34,101	75.7%		177,875	155,424	14.4%
Research & development expenses	895	2,116	(57.7%	)	1,195	9,732	(87.7%	)
Bad debt expense	(1,714)	4,882	(135.1%	)	(31,387)	(869)	3511.9%
Selling, general & administrative expenses	538,650	493,700	9.1%		1,603,634	1,601,886	0.1%
Interest income	10	1,004	(99.0%	)	563	7,624	(92.6%	)
Interest expense	(3,938)	(6,750)	(41.7%	)	(15,467)	(32,550)	(52.5%	)
Miscellaneous income	-	9,531	(100.0%	)	-	9,531	(100.0%	)
Net loss	$(240,229)	$(218,128)			$(862,760)	$(642,844)	34.2%

Three Months Ended March 31, 2013 Compared to March 31, 2012

Net Revenues.  Net revenues of $1,030,711 for the three months ended March 31, 2013 represent a 1.7% increase over net revenues of $1,013,305 for the three months ended March 31, 2012.  Net revenues for the first three quarters of fiscal 2013 were relatively flat compared to 2012 and continue to lag forecasts due to decreases in sales for agricultural and lawn & garden products; a decrease in chemical purchases from licensees; and lower than expected forklift tire sales.  Sales of agricultural and lawn & garden products have been largely affected by the late arrival of Spring in the Midwest and East.  Chemical purchases from licensees were curtailed due to increased chemical pricing and production equipment problems.  Forklift tire sales are currently depressed largely due to the previous quality issues with the product line.

Cost of revenues.  Cost of revenues for the three months ended March 31, 2013 were $658,182 or 63.9% of net revenues compared to $672,580 or 66.4% of net revenues for the same period in 2012.  Cost of revenues as a percent of net revenues decreased for the three months ended March 31, 2013 largely due to favorable chemical purchase price variances, which offset previous standard cost adjustments, as well as the reclassification of certain manufacturing overhead items that were previously classified as SG&A expenses.

Gross profit.  Gross profit for three months ended March 31, 2013 was $372,529 or 36.1% of net revenues compared to $340,725 or 33.6% of revenues for the same period in 2012.  As a percent of net revenues, gross profit for the three months ended March 31, 2013 increased 2.5% due to the decreases in cost of revenues discussed above.

 Consulting expenses.  Consulting expenses for the three months ended March 31, 2013 were $11,087 as compared to $27,839 for the three months ended March 31, 2012.  In order to achieve the Company’s goals in manufacturing, IT systems and, accounting and finance, management engages consultants to assist the Company’s full-time staff on various projects. Consulting expenses are expected to fluctuate depending upon future product development, manufacturing initiatives and other projects.

Depreciation and amortization expenses.  Depreciation and amortization for the three months ended March 31, 2013 was $59,912 compared to $34,101 for the same period last year. Depreciation and amortization increased $25,811 or 75.7% between periods largely due to the redesign and production of molds related to the forklift product line.

Research and development expenses.  Research and development expenses for the three months ended March 31, 2013 were $895 compared to $2,116 for the same period in the prior year.  The research and development expenses for the three months ended March 31, 2013 decreased by $1,221 as compared with the same period in 2012 primarily due to a decrease in outside testing services and a reduction in tooling costs.

Selling, general and administrative expenses.  Selling, general and administrative (SG&A) expenses for the three months ended March 31, 2013 were $538,650 compared to $493,700 for the same period in 2012.  SG&A expenses for the three months ended March 31, 2013 increased $44,949 or 9.1% over the same period in 2012 due to a number of factors, including:

•	Director compensation, primarily stock based compensation, decreased approximately $5,373.
•	Sales related travel expenses increased approximately $8,489 due to increased sales and marketing activities.
•	Salaries and employee benefits increased approximately $57,125 due to the addition of a chemist and human resource and accounting staff.
•	Repairs and maintenance of manufacturing and office equipment decreased approximately $2,394.
•	Monthly building rent decreased approximately $12,000 due to a lease renegotiation.

Net loss.  Net loss for the three month period ended March 31, 2013 was $240,229 compared to a net loss of $218,128 for the same period in 2012.  The $22,101 increase in the net loss is due to the lower than expected revenues and a moderate overall increase in operating costs.

Nine Months Ended March 31, 2013 Compared to March 31, 2012

Net revenues.  Net revenues of $2,671,115 for the nine months ended March 31, 2013 represent a 21.7% decrease over net revenues of $3,411,169 for the nine months ended March 31, 2012.  The decrease in net revenues between periods was largely due to the loss of a major account, that has since been regained; reduced orders from chemical licensees, who were experiencing production problems and increased competition; customer induced delays in the redesign of certain agricultural products; and depressed sales of the forklift product line related to earlier product failures.  Most of the other product lines experienced modest revenue gains.

Cost of revenues.  Cost of revenues for the nine months ended March 31, 2013 were $1,712,658 compared to $2,207,066 for the same period in 2012, representing a 22.4% decrease.  However cost of revenues as a percent of revenue remained relatively constant for the nine months ended March 31, 2013 and 2012 at 64.1% and 64.7%, respectively.  Cost of revenues decreased primarily due to the decrease in net revenues.

Gross profit.  Gross profit for the nine months ended March 31, 2013 was $958,457 compared to $1,204,103 for the same period in 2012.  Gross profit as a percent of revenue remained relatively constant for the nine months ended March 31, 2013 and 2012 at 35.9% and 35.3%, respectively.  Gross profit for the nine months ended March 31, 2013 decreased by $245,646 or 20.4%, over the same period in 2012 due primarily to the decrease in sales volume.

Consulting expenses.  Consulting expenses for the nine months ended March 31, 2013 were $54,996 compared to $65,379 for the nine months ended March 31, 2012.  In order to achieve the Company’s goals in manufacturing, IT systems and, accounting and finance, management engages consultants to assist the Company’s full-time staff on various projects.  Consulting expenses are expected to fluctuate depending upon future product development, manufacturing initiatives and other projects.

Depreciation and amortization expenses.  Depreciation and amortization for the nine months ended March 31, 2013 was $177,875 compared to $155,424 for the same period last year.  Depreciation and amortization increased by $22,451, or 14.4% compared to the same period in 2012, principally due to the redesign and production of molds related to the forklift product line.

Research and development expenses.  Research and development expenses for the nine months ended March 31, 2013 were $1,195 compared to $9,732 for the same period in the prior year.  Our research and development expenses for the nine months ended March 31, 2013, decreased by $8,537, or 87.7%, as compared with the same period in 2012 primarily due to a decrease in outside testing services and a reduction in tooling expenses during the period.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) for the nine months ended March 31, 2013 were $1,603,634 compared to $1,601,886 for the same period last year.  SG&A expenses for the nine months ended March 31, 2013 remained relatively constant between periods increasing by only $1,747.  SG&A expenses as a percentage of sales for the nine months ended March 31, 2013 increased to 60.0% of net revenues from 47.0% in the same period last year primarily due to the decrease in net revenues.

Net loss.  Net loss for the nine months ended March 31, 2013 of $862,760 compared to the net loss of $642,844 for the same period in 2012, represents an increase of $219,916.  The increase in the net loss is primarily due to the decrease in net revenues and the related impact on gross profit.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and payments received from our customers.  We do not have any significant credit arrangements.  Historically, our expenses have exceeded our revenues, resulting in operating losses.  From time to time, we have obtained additional liquidity to fund our operations through the sale of shares of our common stock and the placement of short-term debt instruments.  In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.

Cash Flows

The following table sets forth our cash flows for the nine month periods ended March 31, 2013 and 2012.

	For the Nine Months Ended March 31,
	2013	2012
Net cash provided/(used) by operating activities	$(638,980)	$65,271
Net cash used by investing activities	(161,338)	(106,743)
Net cash provided/(used) by financing activities	742,655	(22,040)
Net decrease in cash during period	$(57,663)	$(63,512)

Net Cash Used By Operating Activities. Our primary sources of operating cash during the nine month period ended March 31, 2013 came from a decrease in accounts receivables and an increase in accounts payable and accrued expenses.  Our primary use of operating cash was an increase in inventory.  Net cash used by operating activities was $638,980 for the nine months ended March 31, 2013 compared to net cash provided by operating activities of $65,271 for the same period in 2012.  The decrease in cash flow from operating activities compared to the prior year period is largely due an increase in the net loss and an increase in inventories to meet customer demand.

Net Cash Used By Investing Activities.  Net cash used by investing activities was $161,338 for the nine month period ended March 31, 2013 and $106,743 for the same period in 2012.  Our primary use of cash for investing activities for the nine month period ended March 31, 2013 was $162,057 for the purchase of property and equipment to improve employee efficiency thereby reducing overall costs.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $742,655 for the nine months ended March 31, 2013 compared to net cash used by financing activities of $22,040 for the same period last year.  The primary sources of cash from financing activities for the nine months ended March 31, 2013 were from proceeds related to the private placement of convertible preferred stock of $814,864 and unsecured notes of $285,000.    The principal use of cash from financing activities for the nine months ended March 31, 2013 was $350,000 for the redemption of secured convertible promissory notes.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at March 31, 2013.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$165,000	$132,000	$33,000	$-	$-
Total contractual cash obligations	$165,000	$132,000	$33,000	$-	$-

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

Cash Position, Outstanding Indebtedness and Future Capital Requirements

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have historically incurred significant losses, which have resulted in a total retained deficit of $58,924,863 at March 31, 2013, which raises a doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Since January 2013, we have been working on a proposal to secure a short-term loan as well as long-term bank financing.  As of the second quarter 10Q filing, we were reasonably assured that at least $800,000 could be raised in a private offering of unsecured notes.  We only received $285,000 in cash proceeds from that offering.  In addition, the support we anticipated for the bank financing will not be forthcoming.  Therefore we are currently taking other actions to secure the necessary financing.  The reduced funding under the private offering along with the lack of support for the bank financing has resulted in the reinstatement of the going concern opinion.

The Company currently does not have an existing credit facility.  Management, over the past year, has worked with our vendors to obtain extended credit terms and increase credit lines.  During the same period, management has also improved its customer credit policies and procedures and is aggressively pursuing receivable collections.

Management is intent, in spite of losing a significant number of revenue growth opportunities due to cash flow constraints, on focusing on the sale and distribution of profitable product lines.  Management is pursuing a business plan that involves the acquisition of higher output production equipment and maintaining sufficient raw material and finished goods inventory levels to capitalize on revenue growth opportunities.  No additional capital expenditures are anticipated over the next twelve months unless they support sales development and product improvement.  Management is also working to reduce its overall costs as well.

The Company has increased its efforts to obtain financing through means that previously were not considered such as preferred stock offerings, structured debt, private equity funding and asset based lending.  On September 30, 2012, we completed a private offering of convertible preferred stock, which generated net proceeds of $1,074,864.  In January 2013, the Company received $285,000 in cash receipts from the sale of unsecured notes and related short-term borrowings. We have also redeemed or converted $655,800 of the $755,800 in secured convertible promissory notes (the “Notes”) placed in September 2010.  We will continue to pursue approval for financing in the form of structured debt.

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

The success of the current business strategy is dependent upon obtaining additional working capital.  In connection with the preparation of our financial statements for the quarter ended March 31, 2013, we have analyzed our cash needs for the next twelve months.  We concluded that our available cash and accounts receivables are not sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.

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

We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

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

We have incurred significant losses since inception, which have resulted in an accumulated deficit of $58,924,863 at March 31, 2013.   Because of these continued losses and our accumulated deficit, we have included a going concern paragraph in Note 7 to our financial statements included in this report, addressing substantial doubt about our ability to continue as a going concern. This going concern paragraph could adversely affect our ability to obtain favorable financing terms in the future or to obtain any additional financing if needed.

For additional information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K/A for the year ended June 30, 2012.

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

ITEM 6.  EXHIBITS

Exhibit 31	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

AMERITYRE CORPORATION

Dated: May 15, 2013	By:	/s/ Timothy L. Ryan
Timothy L. Ryan
Chief Executive Officer
(Principal Executive and Financial Officer)