Form 10-K
period 2013-06-30
AMERITYRE CORP
filed 2013-09-27
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

On September 20, 2013, there were 39,741,620 shares of common stock of the Registrant outstanding. As of December 31, 2012, the Registrant’s most recent second quarter, there were 32,106,299 shares of common stock of the Registrant held by non-affiliates outstanding with a market value $4,494,882 (based upon the closing price of $0.14 per share of common stock as quoted on the NASD: OTCBB).

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement, which will be issued in connection with the 2013 Annual Meeting of Shareholders of Amerityre Corporation, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMERITYRE CORPORATION
2013 ANNUAL REPORT ON FORM 10-K

AMERITYRE CORPORATION
2013 ANNUAL REPORT ON FORM 10-K

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

Amerityre engages in the research and development, manufacturing and sale of polyurethane tires.  We believe that we have developed unique polyurethane formulations that allow us to make products with superior performance characteristics, including abrasion resistance, energy efficiency and load-bearing capabilities, than conventional rubber tires.  We also believe that our manufacturing processes are more energy efficient than traditional rubber tire manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure that are necessary to cure rubber. Using our polyurethane technologies, we believe tires can be produced which last longer, are less susceptible to failure and offer improved fuel economy.

Products

Our polyurethane material technology is based on two proprietary formulations; closed-cell polyurethane foam, which is a lightweight material with high load-bearing capabilities for low duty cycle applications; and Elastothane®, a high performance polyurethane elastomer with high load-bearing capabilities for high duty applications.  We are concentrating on three segments of the tire market: closed-cell polyurethane foam tires, polyurethane elastomer forklift tires and agricultural tires.

Closed-Cell Polyurethane Foam Tires

We currently manufacture several lines of closed-cell polyurethane foam tires for bicycles, hand trucks, lawn and garden, wheelbarrow, and medical mobility products.  Our closed-cell polyurethane foam products are often referred to as flat-free because they have no inner tube, do not require inflation and will not go flat even if punctured.  Our closed-cell polyurethane foam tires are mounted on the wheel rim in much the same way as a pneumatic tire.  Our closed-cell polyurethane foam products are virtually maintenance free, eliminating the need to make tedious puncture repairs; provide extended tire life; and offer superior energy efficiency compared to rubber based tires.  Foam tires and components accounted for 90.7% of fiscal 2013 revenues.

Polyurethane Elastomer Forklift Tires

We have developed solid polyurethane forklift tires made of Elastothane®.  We currently produce and sell over 20 sizes for Class 1, 4 and 5 forklifts.  We believe our tires are superior to rubber tires as they are non-marking, more energy efficient, carry greater load weight, operate in lower temperature environments and have longer service lives.  Forklift tires accounted for 6.3% of fiscal 2013 revenues.

Agricultural Tires

Amerityre has developed two products for the agricultural tire market, one used in irrigation and one used in planting.  Both products have successfully field tested and we are developing sales and marketing strategies and manufacturing plans for these products.  Agricultural tires accounted for 3.0% of fiscal 2013 revenues.

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

Sales, Marketing and Distribution

We have one full-time sales person and three independent sales representatives actively targeting customers that utilize tires in significant volume.  Senior Management is also working to establish broader distribution for our products by contacting major regional distributors, retail cooperatives and chains that distribute and otherwise sell our products.  We currently distribute directly from our manufacturing facility in Boulder City, Nevada and from an independent, contracted warehouse in Ravenna, Ohio.

Internationally, we have a distribution agreement established in Canada and a manufacturing licensing agreement established in Asia. In addition, we have developed distribution partners in Sweden and Germany. We continue to seek additional international sales and marketing partners to expand the worldwide sales and distribution of our products.

Customers

We have two customers who accounted for 22% and 33% of our sales for the years ended June 30, 2013 and 2012, respectively.    In general, our customers are comprised of OEMs of lawn and garden products, and outdoor power equipment, regional distributors, retail cooperatives and chains that sell lawn and garden products, bicycle tires and hand truck tires to the aftermarket.

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

Intellectual Property Rights

We seek to obtain patent protection for, or to maintain as trade secrets, those inventions that we consider important to the development of our business.  We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and branding.  We control access to our proprietary technology and enter into confidentiality agreements with our employees and other third parties.  We own twelve issued U.S. patents and have additional pending U.S. and foreign patent applications.  We use various trademarks in association with marketing our products, including the names Amerityre®, Elastothane®, Arcus®,  Amerifill®, Kik® and Kryon®.

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

Method for Filling a Tire and Wheel with a Closed-Cell Foam	Pending	10/31/2008	Applies to how filling a tire and wheel assembly cavity with flexible closed-cell polyurethane foam
System for Retreading a Transport Tire with Polyurethane Tread	8,206,141	6/26/2012	Applies to apparatus we used to retread transport tires with polyurethane tread.
Process for Forming an Airless Spare Tire	Pending	9/7/2011	Applies to the process we employ to manufacture an automobile spare tire from polyurethane.
Method for Retreading a Heavy Duty Tire with a Polyurethane Tread	Pending	05/2/2012	Applies to the method we employ for applying a polyurethane tread to a rubber tire casing.

Trademarks

Set forth in the schedule below are the United States trademarks that have been registered.

Trademarks	Registration/Serial #	Issued/Filed
Amerityre®	2,401,989	8/14/2001
Elastothane®	3,139,489	9/9/2003
Arcus®	2,908,077	12/1/2003
Logo™	85/686,835	7/25/2012
Amerifill®	3,440,176	3/18/2008
Kik®	3,608,633	4/21/2009
Kryon®	4,009,423	9/9/2011

We also own certain trademark applications and/or trademark registrations relating to the Arcus® trademark in several foreign jurisdictions.

Employees

As of August 31, 2013, we had 20 full-time employees and 1 part-time employee, including 5 salaried and 16 hourly employees.  We may hire temporary labor for manufacturing needs as required.  We believe that we will be able to hire a sufficient quantity of qualified laborers in the local area to meet our employment needs.  Our manufacturing process does not require special training, other than orientation to our production techniques and specific equipment.  None of our employees is represented by a labor union or a collective bargaining agreement.  We consider our relations with our employees to be good.

Research and Development

Our current research and development activities are focused primarily on product improvement (i.e., forklift tires and agriculture tires) and cost efficient manufacturing processes.  We have also introduced a “low cost” polyurethane foam formulation increasing the Company’s competitive position.  Due to the Company’s limited resources, tire projects which are contingent on additional development, such as composite and automotive tires, have been put on hold and will be revisited at a later date.  Research and development expenses were $1,395 and $10,032, for fiscal 2013 and 2012, respectively.

ITEM 1A. RISK FACTORS

Due to our history of operating losses, our auditors are uncertain that we will be able to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern.  For the years ended June 30, 2013 and 2012, we had net losses of approximately $1,134,625 and $1,175,019 respectively.  The independent auditors’ report issued in conjunction with the financial statements for the year ended June 30, 2013 contains an explanatory paragraph indicating that the foregoing matters raise substantial doubt about our ability to continue as a going concern. We cannot guarantee that we can generate net income, increase revenues or successfully expand our operation in the future, and if we cannot do so, the company may not be sustainable and any investment in the company may be lost.

Because our auditors have expressed a going concern opinion, our ability to obtain additional financing could be adversely affected.

We have incurred significant losses since inception, which have resulted in an accumulated deficit of $59,196,728 at June 30, 2013.   Because of these continued losses and our accumulated deficit, we have included a going concern paragraph in Note 5 to our financial statements included in this report, addressing substantial doubt about our ability to continue as a going concern. This going concern paragraph could adversely affect our ability to obtain favorable financing terms in the future or to obtain any additional financing if needed.

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

If the holder of the secured convertible promissory note does not choose to convert the note to shares of our common stock, we may have difficulty obtaining the necessary funds to pay principal and interest in cash when due.

During the year ended June 30, 2011, we closed a private placement of secured convertible promissory notes (the “Notes”). We sold an aggregate of $755,800 in Notes. The Notes were for a term of one year with simple interest of 6 percent. The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share. As an incentive to convert, if a holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion. At this filing date, the remaining Note holder has extended their maturity until March 31, 2014. If the outstanding note holder demands cash repayment, it could severely impact our cash flow, limit our ability to make necessary capital improvements and prevent us from completing our business plans or expanding our production capability.

The “slow growth” in the U.S. economy could have an adverse impact on our business, operating results or financial position.

The U.S. economy has experienced “slow growth” since the last U.S. recession and general downturn in the global economy. A continuation or worsening of these conditions, including credit and capital markets disruptions, could have an adverse impact on our business, operating results or financial position in a number of ways. We may experience declines in revenues and cash flows as a result of reduced orders, payment delays or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and customers. We may incur increased costs or experience difficulty with about ability to borrow in the future or otherwise with financing our operating, investing or financing activities. Any of these potential problems could hinder our efforts to increase our sales and might, if severe and extensive enough, cause our sales to decline, jeopardizing our ability to operate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of June 30, 2013, we did not have any unresolved comments with the staff of the Securities and Exchange Commission.

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

ITEM 3. LEGAL PROCEEDINGS

As of June 30, 2013, we were not involved in any legal proceedings.

ITEM 4. NOT APPLICABLE

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

Fiscal year ended June 30,	High	Low

2013
Fourth Quarter	$0.13	$0.03
Third Quarter	$0.15	$0.12
Second Quarter	$0.20	$0.13
First Quarter	$0.29	$0.20

2012
Fourth Quarter	$0.39	$0.16
Third Quarter	$0.40	$0.26
Second Quarter	$0.46	$0.26
First Quarter	$0.50	$0.16

The closing price of our common stock on the NASD OTC Bulletin Board on September 20, 2013 was $0.16 per share.  As of September 20, 2013, there were approximately 479 holders of record of our common stock and 39,741,620 shares of common stock outstanding based on information provided by our transfer agent, Interwest Transfer Company, 1981 E. Murray-Holladay Road, Holladay, Utah 84117.

On September 3, 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes are for a term of one year with simple interest of 6%.  The principal and interest are due at maturity if the note holders decide not to convert the note into common shares.  The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  If the holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion.  No officers, directors or affiliates of the Company participated in the private placement.  The Notes were sold pursuant to subscription documents between the Company and each investor.  We believe the offer and sale of the securities described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D thereunder because the securities were sold to accredited investors in a transaction not involving a public offering.  As of June 30, 2013, $460,000 of the Notes were redeemed; $195,800 of the Notes converted into 559,429 shares of common stock; and $100,000 of the Notes extended maturity until March 31, 2014.  Interest due on the outstanding Note as of June 30, 2012 was $4,500.

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

Overview

Amerityre engages in the research and development, manufacturing and sale of polyurethane tires.  We believe that we have developed unique polyurethane formulations that allow us to make products with superior performance characteristics, including abrasion resistance and energy efficiency, than conventional rubber tires.  We also believe that our manufacturing processes are more energy efficient than traditional rubber tire manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure that are necessary to cure rubber. Using our polyurethane technologies, we believe tires can be produced which last longer, are less susceptible to failure and offer improved fuel economy.

We are concentrating on three segments of the tire market: closed-cell polyurethane foam tires, polyurethane elastomer forklift tires and agricultural tires. Our most recent activities in these areas are set forth below:

Closed-Cell Polyurethane Tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and dealers accounts for most of our revenue at this time. We have the ability to produce a broad range of products for the low duty cycle tire market. Marketing efforts are focused on building customer relationships with original equipment manufacturers and further develop distribution to expand business and product sales.

Polyurethane Elastomer Forklift tires – During 2013, the forklift product line was reintroduced into the marketplace. This process has been slow given the poor product performance experienced in 2011 and 2012. Results have been below expectation, however the product is now reviving marketplace acceptance. Manufacturing was suspended in the second quarter of fiscal 2012 due to quality and process issues.  We engaged a polyurethane specialist to lead the corrective action efforts and complete the development of a marketable forklift tire.

Agricultural tires – The Company made progress with this new product line resulting in additional sales to new customers seeking solutions to existing rubber tire problems. Test sites are up and running in twenty-four locations across the country. Product performance to date has met or exceeded customer expectations. This is evidenced by receipt of additional orders from these new customers. We will continue to seek product improvements as we penetrate this important market segment.

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

Valuation of Intangible Assets and Goodwill

At June 30, 2013, the Company had capitalized patent and trademark costs, net of accumulated amortization, totaling $505,006. The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350). We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable. We consider the following indicators, among others, when determining whether or not our patents are impaired:

·	any changes in the market relating to the patents that would decrease the life of the asset;

·	any adverse change in the extent or manner in which the patents are being used;

·	any significant adverse change in legal factors relating to the use of the patents;

·	current period operating or cash flow loss combined with our history of operating or cash flow losses;

·	future cash flow values based on the expectation of commercialization through licensing; and

·	current expectations that, more likely than not, the patents will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists of chemicals, finished goods produced in our plant and products purchased for resale.

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  Per the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718), stock-based compensation expense recognized for the fiscal years ended June 30, 2013 and 2012 was $103,971 and $480,160 respectively.

Seasonality

A substantial majority of our sales are to customers within the United States.  We experience some seasonality in the sale of our closed-cell polyurethane foam tires for bicycles and lawn and garden products because sales of these products generally decline during the winter months in the United States.  Sales of our closed-cell polyurethane form tire products generally peak during the spring and summer months; typically resulting in greater sales volumes during the third and fourth quarters of the fiscal year. With expanding original equipment manufacturer relationships the second quarter will show positive effects as the pipeline begins to fill.

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

The following summary table presents a comparison of our results of operations for the fiscal years ended June 30, 2013 and 2012 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

			Percent
	Fiscal Year Ended June 30,		Change
	(in 000’s)
	2013	2012	2013 vs. 2012
Net revenues	$3,635	$4,365	(16.7)%
Cost of revenues	2,403	2,833	(15.2)%
Gross profit	1,232	1,531	(19.5)%
Selling, general, and administrative expenses (1)	2,015	2,371	(15.0)%
Research and development expenses	1	10	(90.0)%
Consulting expenses	70	90	(22.2)%
Depreciation and amortization expenses	207	212	(2.4)%
Gain on sales of assets	44	9	388.9%
Other Income/(Expense)	(73)	(23)	87.0%
Net loss	$(1,135)	$(1,175)	(3.4)%

(1)  Includes stock-based compensation expense of $103,971 and $480,160 for the fiscal years ended June 30, 2013 and 2012, respectively.

Year Ended June 30, 2013 Compared to the Year Ended June 30, 2012

Net revenues.   Net revenues of $3,634,676 for the year ended June 30, 2013, represents a $730,080 or 16.7% decrease over net revenues of $4,364,756 the year ended June 30, 2012. The overall decrease in revenues was largely due to the loss of business from our largest customer previously serviced through the distribution network. This business has been fully restored on a direct line basis. In addition, licensed chemical sales decreased due to competitive market conditions. The net effect impacted hand truck tire and wheel assembly sales which decreased approximately $330,000 or approximately 27%. Forklift tire sales decreased approximately $150,000 or approximately 40% primarily due to performance issues related to prior tire failures. Revenues from the sale of licensed chemicals and equipment decreased approximately $134,000 or approximately 99% primarily due to chemical pricing.

Cost of revenues.  Cost of revenues for the year ended June 30, 2013 was $2,402,880 or 66.1% of revenues compared to $2,833,385 or 64.9% of revenues for fiscal 2012. The increase as a percent of revenue was largely due to under-utilization of the factory, increased inventory reserves for forklift tires and the decrease in revenues. The Company maintains sufficient production capacity to meet anticipated customer demand without incurring a proportionate increase in overall production costs.

Gross profit.  Gross profit for the year ended June 30, 2013 of $1,231,796 represents a 19.5% decrease over gross profit of $1,531,371 for the same period in 2012. The fiscal 2013 gross profit reflects a 33.9% gross margin for product sales compared to a gross margin on product sales of 35.1% for fiscal 2012.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) of $2,015,108 for the year ended June 30, 2013 represents a 15.0% decrease over SG&A expenses of $2,370,858 for the same period in 2012. The decrease in SG&A expenses over the prior year is largely due to a decrease in stock-based compensation for services; an increase in bad debt recoveries; a decrease in commissions related licensed chemical sales; and a decrease in facility rental costs resulting from the building lease renegotiation.

Research and development expenses.  Research and development expenses for the year ended June 30, 2013 were $1,395, an 86.1% decrease in the research and development expenses for fiscal 2012 of $10,032.  Research and development expenses are largely limited to product improvement and specific customer requests.

Consulting expenses.  Consulting expenses for the year ended June 30, 2013 were $70,196 compared to consulting expenses of $90,257 for fiscal 2012.  The Board of Directors has engaged a number of management, financial and manufacturing consultants assisting to improve operations where internal resources are unavailable. Consulting expenses are expected to fluctuate from time to time due to the need for qualified personnel to assist us with production and system needs.

Depreciation and amortization expenses.  Depreciation and amortization for the year ended June 30, 2013 were $206,705 compared to $212,056 for fiscal 2012.  The 2.4% decrease between years was primarily a result of fully depreciated assets that offset the asset additions.

Net loss.  The net loss for the year ended June 30, 2013 of $1,134,625 represents a 3.4% decrease from the net loss for the year ended June 30, 2012 of $1,175,019.  The decrease in the net loss is primarily due to the decreases in SG&A. The net loss also includes a $43,702 loss on the disposal of assets relating to the disposition of fixed assets from fiscal 2007.

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

Cash Flows

The following table sets forth our consolidated cash flows for the fiscal years ended June 30, 2013 and 2012.

	Years ended June 30,
	(in 000’s)
	2013	2012
Net cash used by operating activities	$(641)	$(213)
Net cash used in investing activities	(224)	(99)
Net cash provided by financing activities	866	289
Net increase (decrease) in cash and cash equivalents during period	$3	$(23)

Net Cash Used By Operating Activities. Our primary sources of operating cash during fiscal 2013 came from collected accounts receivable and extended credit terms on vendor accounts.  Net cash used by operating activities was $640,988 for the year ended June 30, 2013 compared to $212,509 for the same period in 2012.

Non-cash items include depreciation and amortization, stock based compensation and a loss on disposal of assets.  Our net loss was $1,134,625 for the year ended June 30, 2013 compared to a net loss of $1,175,019 for the same period in 2012.  The net loss for fiscal 2013 included non-cash expenses for stock-based compensation of $30,250, for the loss on disposal of assets of $43,702 and for accrued stock-based compensation for services of $73,721.  In fiscal 2012, stock-based compensation and accrued stock-based compensation for services were $330,160 and $150,000, respectively.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $224,147 for the year ended June 30, 2013 and $98,603 for the same period in 2012.  The primary use of cash from investing activities for the year ended June 30, 2013 relate to the acquisition of property and equipment of $225,742.

Net Cash Provided by Financing Activities.  During the fiscal year ended June 30, 2013, the primary sources of cash from financing activities were the proceeds from sale of notes in a private offering of $285,000 and preferred stock subscriptions of $814,689. The primary use of cash from financing activities was for the redemption of convertible secured notes of $350,000.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at June 30, 2013.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$132,000	$132,000	$-	$-	$-

Total contractual cash obligations	$132,000	$132,000	$-	$-	$-

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

Cash Position, Outstanding Indebtedness, and Future Capital Requirements

Our total indebtedness at June 30, 2013 was $1,269,879 and our total cash was $108,747, none of which is restricted. Our total indebtedness at June 30, 2013 includes $493,723 in accounts payable, $167,937 in accrued expenses, $100,000 in convertible notes, $409,200 in unsecured notes and short-term borrowings, $18,888 in current portion of long term debt, $19,004 in convertible note accrued interest and $7,293 in deferred revenues. We also have $53,840 in long-term liabilities.

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses, which have resulted in a total retained deficit of $59,196,728 at June 30, 2013, which raises a doubt about our ability to continue as a going concern The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Over the past year, management has been working on various proposals to secure short-term loans as well as long-term bank financing and equity based investments. During the third quarter of fiscal 2013, we were reasonably assured that at least $800,000 could be raised in a private offering of unsecured notes.  However we only received $285,000 in cash proceeds from that offering. At the same time, we were informed that the support we anticipated for the bank financing would not be forthcoming. The reduced funding under the private offering along with the lack of support for the bank financing resulted in the reinstatement of the going concern opinion.  In September 2013, we entered into a non-binding agreement in principle with a group of investors which would again allow us to pursue long-term bank financing. We are currently working with that group to prepare financial information for a bank loan application. It is estimated that the loan application process may take 2-3 months to complete. In the meantime, we will continue to pursue other financing opportunities.

The Company currently does not have an existing credit facility. Over the past year, management has worked with our vendors to obtain extended credit terms and increase credit lines. We also continue to maintain strong customer credit policies and procedures and aggressively pursue receivable collections.

Management is intent, in spite of losing a significant number of revenue growth opportunities due to cash flow constraints, on focusing on the sale and distribution of profitable product lines. Therefore Management is aggressively pursuing an expand and grow business plan that will require securing a financial facility required to maintain sufficient raw material and finished goods inventory levels to capitalize on revenue growth opportunities. No additional capital expenditures are anticipated over the next twelve months unless they support sales development and product improvement.  Management is also working to reduce its overall costs as well.

The Company has increased its efforts to obtain financing through means that previously were not considered such as preferred stock offerings, structured debt, private equity funding and asset based lending.  On September 30, 2012, we completed a private offering of convertible preferred stock, which generated net proceeds of $1,074,864.  In January 2013, the Company received $285,000 in cash receipts from the sale of unsecured notes.  To date, we have also redeemed or converted a total of $655,800 of the $755,800 in secured convertible promissory notes (the “Notes”) placed in September 2010.  We will continue to pursue approval for financing in the form of structured debt.

At the Annual Stockholder’s Meeting, held on December 4, 2012, the stockholders voted to amend the Company’s Article of Incorporation to increase the number of authorized shares of common stock from 40,000,000 shares to 55,000,000 shares. The increase allowed us to convert the preferred stock mentioned above into common stock. In addition, the increase provided the Company with approximately 11,133,000 shares authorized and available for issuance. These authorized but unissued and unreserved shares of our common stock can be utilized as necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

In connection with the preparation of our financial statements for the year ended June 30, 2013, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are not sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period. Moreover, we cannot assure that we will be able to obtain financing on favorable terms or at all. If we cannot obtain equity or bank financing, generate adequate sales of our products or increase our revenues through other means, then we may be forced to cease operations.

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

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for the preparation and integrity of our published financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, include amounts based on judgments and estimates made by our management. The Company’s management also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the financial statements.

The Company’s management is responsible for establishing and maintaining a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and the Board of Directors regarding the reliability of our financial statements. The system includes but is not limited to:

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

The Company’s management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, the Company’s management has concluded that, as of June 30, 2013, the Company’s system of internal controls over financial reporting was effective to provide reasonable assurance based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our Proxy Statement related to our 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than October 28, 2013 (120 days after the end of the fiscal year covered by this Annual Report on Form 10-K).

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

3.             Exhibits:
The exhibits to this report are listed on the Exhibit Index below.

(b)           Description of exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to our registration statement on Form 8-A12G (File No. 000-50053)).
3.2	Certificate of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(i) in our Form 10Q for the quarter ended December 31, 2012 (File No. 000-50053)).
3.3	Bylaws of the Company (incorporated by reference to our Form 8K dated September 25, 2013(File No. 000-50053)).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 27, 2013

AMERITYRE CORPORATION
By:
/s/ Timothy L. Ryan	/s/ L. Wayne Arnett
Timothy L. Ryan Chief Executive Officer	L. Wayne Arnett Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of September 2013.

/s/ Timothy L. Ryan	/s/ John J. Goldberg
Timothy L. Ryan Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	John J. Goldberg Director

/s/ L. Wayne Arnett	/s/ Glenn D. Bougie
L. Wayne Arnett Director and Chief Financial Officer (Principal Financial Officer)	Glenn D. Bougie Director

AMERITYRE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Amerityre Corporation
Boulder City, Nevada

We have audited the accompanying balance sheets of Amerityre Corporation as of June 30, 2013 and 2012, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerityre Corporation as of June 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC
Salt Lake City, Utah
September 27, 2013

AMERITYRE CORPORATION
Balance Sheets

	June 30, 2013	June 30, 2012
ASSETS

CURRENT ASSETS
Cash	$108,747	$105,838
Accounts receivable - net	338,242	400,458
Accounts receivable - related party - net	30,018	22,981
Inventory - net	543,752	553,578
Deferred debt issuance cost	30,000	-
Prepaid and other current assets	84,770	67,210

Total Current Assets	1,135,529	1,150,065

PROPERTY AND EQUIPMENT
Leasehold improvements	162,683	162,683
Molds and models	804,359	744,611
Equipment	3,109,440	2,959,233
Leased equipment	27,900	27,900
Furniture and fixtures	100,142	100,142
Construction in progress	-	30,122
Software	311,632	309,425
Less – accumulated depreciation	(3,841,200)	(3,651,903)

Total Property and Equipment	674,956	682,213

OTHER ASSETS
Patents and trademarks – net	505,006	531,222
Deposits	11,000	36,000

Total Other Assets	516,006	567,222

TOTAL ASSETS	$2,326,491	$2,399,500

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	June 30, 2013	June 30, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$493,723	$376,721
Convertible notes	100,000	450,000
Unsecured notes and short-term borrowings	409,200	-
Accrued expenses	167,931	356,986
Current portion of long-term debt	18,888	27,014
Accrued interest	19,004	9,018
Deferred revenue	7,293	3,345

Total Current Liabilities	1,216,039	1,223,084

Long-term debt	53,840	53,840

Total Long-Term Debt	53,840	53,840

TOTAL LIABILITIES	1,269,879	1,276,924

COMMITMENTS AND CONTINGENCIES (NOTE 2)

STOCKHOLDERS’ EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 55,000,000 shares authorized of $0.001 par value, 39,741,620 and 34,176,620 shares issued and outstanding, respectively	39,741	34,176
Additional paid-in capital	60,213,599	58,890,503
Preferred stock subscribed	-	260,000
Retained deficit	(59,196,728)	(58,062,103)

Total Stockholders’ Equity	1,056,612	1,122,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,326,491	$2,399,500

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations

	For the Years Ended June 30,
	2013	2012

NET REVENUES
Products	$3,634,676	$4,315,756
Equipment	-	49,000

Total Net Revenues	3,634,676	4,364,756

COST OF REVENUES
Products	2,402,880	2,793,540
Equipment	-	39,845

Total Cost of Revenues	2,402,880	2,833,385

GROSS PROFIT	1,231,796	1,531,371

EXPENSES
Consulting	70,196	90,257
Depreciation and amortization	206,705	212,056
Research and development	1,395	10,032
Bad debt expense	(26,450)	18,805
Selling, general and administrative	2,041,558	2,352,053

Total Expenses	2,293,404	2,683,203

LOSS FROM OPERATIONS	(1,061,608)	(1,151,832)

OTHER INCOME/(EXPENSE)
Gain/(loss) on disposal of assets	(43,702)	9,031
Interest income	568	9,332
Interest expense	(29,883)	(41,550)

Total Other Income/Expense	(73,017)	(23,187)

NET LOSS	$(1,134,625)	$(1,175,019)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	36,620,798	33,377,620

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in	Notes Receivable/ Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit
Balance, June 30, 2011	-	$-	32,251,297	$32,251	$58,500,707	$(343,238)	$(56,887,084)
Common stock issued to director for additional services at $0.17 per share	-	-	100,000	100	16,900	-	-
Common stock issued for officer compensation at $0.17 per share	-	-	100,000	100	16,900	-	-
Common stock issued for consulting services at $0.24 per share	-	-	100,000	100	23,900	-	-
Common stock issued for conversion of note payable at $0.35 per share	-	-	516,571	516	180,283	-	-
Common stock issued to directors for additional services at $0.40 per share	-	-	94,000	94	37,506	-	-
Common stock issued for officer compensation at $0.40 per share	-	-	50,000	50	19,950	-	-
Common stock issued in conversion of notes payable at $0.35 per share	-	-	42,858	43	14,957	-	-
Common stock issued to directors for additional services at $0.27 per share	-	-	160,000	160	43,040	-	-
Common stock Issued as officer compensation at $0.27 per share	-	-	100,000	100	26,900	-	-
Common stock issued in option exercise at $0.17 per share	-	-	300,000	300	50,700	-	-
Common stock issued to director for additional services at $0.34 per share	-	-	100,000	100	33,900	-	-
Common stock issued for board compensation at $0.29 per share	-	-	211,894	212	61,237	-	-
Common stock issued for employee compensation at $0.28 per share	-	-	50,000	50	13,950	-	-
Stock based compensation expense	-	-	-	-	92,911	-	-
Deposits on preferred stock subscriptions	-	-	-	-	-	260,000	-
Settlement of note payable	-	-	-	-	(243,238)	343,238	-
Net loss for the year ended June 30, 2012	-	-	-	-	-	-	(1,175,019)
Balance, June 30, 2012	-	$-	34,176,620	$34,176	$58,890,503	$260,000	$(58,062,103)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in	Notes Receivable/ Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit
Balance, June 30, 2012	-	$-	34,176,620	$34,176	$58,890,503	$260,000	$(58,062,103)
Deposits on preferred stock subscriptions	-	-	-	-	-	875,000	-
Preferred stock issued for subscriptions at $0.001 par value	1,135,000	1,135	-	-	1,133,865	(1,135000)	-
Preferred stock subscription and issuance costs	-	-	-	-	(60,311)	-	-
Common stock issued for directors for additional services at $0.20 per share	-	-	750,000	750	149,250	-	-
Common stock issued to director for additional services at $0.11 per share	-	-	250,000	250	27,250	-	-
Common stock issued to employee as performance bonus at $0.11 per share	-	-	25,000	25	2,725	-	-
Common stock issued for convertible preferred stock at 4:1 conversion rate	(1,135,000)	(1,135)	4,540,000	4,540	(3,405)	-	-
Stock option based compensation expense for board and employee service	-	-	-	-	73,721	-	-
Net loss for the year ended June 30, 2013	-	-	-	-	-	-	(1,134,625)
Balance, June 30, 2013	-	$-	39,741,620	$39,741	$60,213,599	$-	$(59,196,728)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows

	For the Years Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,134,625)	$(1,175,019)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	213,919	243,930
Change in allowance for bad debt	(29,106)	(21, 819)
Stock based compensation related to director and employee stock options	73,721	150,000
Stock based compensation	30,250	330,160
(Gain)/loss on disposal of assets	43,702	(9,031)
Changes in operating assets and liabilities:
Decrease in accounts receivable	84,285	186,379
(Increase)/decrease in prepaid and other current assets	(22,559)	14,955
Decrease in inventory and change in inventory reserve	9,825	148,258
(Decrease)/increase in accounts payable and accrued expenses	89,600	(80,322)
Net Cash Used by Operating Activities	(640,988)	(212,509)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(225,742)	(100,249)
Cash (paid for)/recovered from patents and trademarks	1,595	(18,854)
Proceeds from the sale of equipment	-	20,500
Net Cash Used by Investing Activities	(224,147)	(98,603)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of unsecured note payables	409,200	-
Redemption of convertible note payables	(350,000)	(110,000)
Proceeds from the settlement of note receivable	-	100,000
Payments on current portion of long-term debt	(5,845)	(12,040)
Stock issuance of for exercise of options	-	51,000
Proceeds from stock subscription	814,689	260,000
Net Cash Provided by Financing Activities	868,044	288,960
NET (DECREASE) INCREASE IN CASH	2,909	(22,152)
CASH AT BEGINNING OF YEAR	105,838	127,990
CASH AT END OF YEAR	$108,747	$105,838

NON-CASH FINANCING ACTIVITES

During the years ended June 30, 2013 and 2012, the Company paid $20,836 and $63,234 for interest, respectively. Also, there were no cash payments of taxes for the years ended June 30, 2013 and 2012, respectively.

	For the Years Ended June 30,
	2013	2012
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Common stock issued on note conversion	$-	$195,800
Common stock issued for accrued stock compensation	$-	$58,000
Commission accrual decreasing current portion of long-term debt	$8,057	$3,106

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2013 and 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

Amerityre Corporation, (the “Company”) was incorporated under the laws of the State of Nevada on January 30, 1995, under the name American Tire Corporation. The Company was organized to take advantage of existing proprietary and non-proprietary technology available for the manufacturing of specialty tires. The Company engages in the manufacturing, marketing, distribution and sales of “flat free” specialty tires and tire-wheel assemblies and currently is manufacturing these tires at its manufacturing facility located in Boulder City, Nevada. During the year ended June 30, 2001, the name of the Company was changed to Amerityre Corporation.

b. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.

c. Reclassifications

Prior period amounts have been adjusted to conform to the current year presentation.

d. Basic and Fully Diluted Net Loss per Share

Basis and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	2013	2012
Loss (numerator)	$(1,134,625)	$(1,175,019)
Shares (denominator)	36,620,798	33,377,620
Per share amount	$(0.03)	$(0.04)

The Company’s outstanding stock options, warrants, and shares issuable upon conversion of outstanding convertible notes have been excluded from the diluted net loss per share calculation. The Company excluded a total of 2,612,286 and 2,644,429 common stock equivalents for the years ended June 30, 2013 and 2012, respectively because they are anti-dilutive.

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

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2013 and 2012

Net deferred tax assets consist of the following components as of June 30, 2013 and 2012:

	2013	2012
Deferred tax assets:
NOL Carryover	$16,690,000	$17,563,700
Section 1231 Loss Carryover	1,300	1,000
Allowance for Doubtful Accounts	3,100	14,500
Related Party Accruals	24,400	24,400
Inventory Reserve	24,300	13,000
R & D Carryover	195,400	195,400
Accrued Vacation	4,600	5,000
Deferred tax liabilities:
Depreciation	(162,900)	(154,800)
Valuation Allowance	(16,780,200)	(17,662,200)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2013 and 2012 due to the following:

	2013	2012
Book Income	$(442,500)	$(458,300)
Depreciation	(8,100)	18,900
Meals & Entertainment	6,900	3,600
Stock for Services	40,500	187,300
Accrued Vacation	(300)	1,100
Inventory Reserve	11,200	(4,500)
Receivable Reserve	(11,400)	(8,500)
Gain/(Loss) on Asset Disposal	-	2,600
Accrued Compensation	-	(46,500)
Valuation Allowance	403,700	304,300
	$-	$-

At June 30, 2013, the Company had net operating loss carry-forwards of approximately $42,795,000 that may be offset against future taxable income from the year 2013 through 2032. No tax benefit has been reported in the June 30, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

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

The Company files income tax returns in the U.S. federal jurisdiction, and in Utah.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

We adopted the provisions of Accounting Standards Codification 740, Income Taxes (ASC 740), on January 1, 2007. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of June 30, 2013 the Company had no accrued interest or penalties related to uncertain tax positions.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2013 and 2012

g. Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs. The inventory consists of chemicals, finished goods produced in the Company’s plant and products purchased for resale.

	2013	2012
Raw Materials	$230,030	$201,651
Finished Goods	313,722	351,927
Total Inventory	$543,752	$553,578

We had an inventory reserve amount of $62,186 and $33,448 recorded as of June 30, 2013 and 2012, respectively, for items that were deemed to be slow moving based on an analysis of all inventories on hand.

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

Depreciation expense for the years ended June 30, 2013 and 2012 was $189,297 and $214,472, respectively.

i. Revenue Recognition

Revenue for products is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Generally, we ship all of our products FOB origination. License fee revenue is recognized as earned, and no revenue is recognized until the inception of the license term.

j. Patents and Trademarks

Patent and trademark costs have been capitalized at June 30, 2013, totaling $758,935 with accumulated amortization of $253,929 for a net book value of $505,006. Patent and trademark costs capitalized at June 30, 2012, totaled $760,530 with accumulated amortization of $229,308 for a net book value of $531,222. The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not being amortized. Amortization will begin once the patents have been issued. Included in the total patent and trademark costs are $245,823 of patent and trademark costs pending that are not currently being amortized.  Amortization expense for the years ended June 30, 2013 and 2012 was $24,621 and $29,458 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350). Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected, undiscounted cash flows.

The estimated amortization expense, based on current intangible balances, for the next five fiscal years beginning July 1, 2013 is as follows:

2014	$28,610
2015	$28,610
2016	$28,610
2017	$28,610
2018	$28,610

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2013 and 2012

k. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended June 30, 2013 and 2012 was $13,108 and $19,154, respectively.

l. Stock Based-Compensation Expense

Since July 2005, we account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718), formerly SFAS 123(R). Our financial statements as of and for the fiscal years ended June 30, 2013 and 2012 reflect the impact of ASC 718. Stock-based compensation expense recognized under ASC 718 for the fiscal years ended June 30, 2013 and 2012 was $73,721 and $92,910, respectively, related to employee stock options.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for fiscal years ended June 30, 2013 and 2012 assume all awards will vest; therefore no reduction has been made for estimated forfeitures.

m. Recent Accounting Pronouncements

There were no recent accounting pronouncements adopted by the Company during the year ended June 30, 2013.

n. Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales.

o. Trade Receivables

We generally charge-off trade receivables that are more than 120 days outstanding as bad-debt expense, unless management believes the amount to be collectable. The charge-off amounts are included in selling, general and administrative expenses.  For the fiscal years ended June 30, 2013 and 2012, our bad debt (recovery) expense was ($26,450) and $18,805, respectively.

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

We have two customers who accounted for 22% and 33% of our sales for the years ended June 30, 2013 and 2012, respectively.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2013 and 2012

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

u. Product Warranties

The Company’s standard sales terms include a limited warranty on workmanship and materials to the original purchaser if items sold are used in the service for which they are intended. Specifically the Company warrants wheels, bearings, and bushings for one year from the date of purchase. The Company estimates its warranty reserve based on historical experience with warranty claims and returns for defective items. As of June 30, 2013 and 2012, the Company has estimated its warranty reserve and has recorded a liability of $0 and $0, respectively.

v. Related Party Transactions

Amerityre’s Chairman of the Board and Chief Executive Officer, Timothy L. Ryan, is also the principal owner of Rhino Rubber LLC, a manufacturing and distribution company for solid industrial tires and wheels.  During fiscal 2013 and fiscal 2012, Rhino Rubber LLC purchased a total of $6,210 and $24,141, respectively, in tire products from Ameritye.  As of June 30, 2013 and 2012, the accounts receivable balances for Rhino Rubber LLC were $30,018 and $22,981, respectively.  The terms and conditions of those related-party sales transactions were the same as those afforded to any of Amerityre’s customers.

A former board member, Silas O. Kines, who passed away on January 11, 2012, was also the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  Forklift Tire of Florida is a distributor primarily of Amerityre’s forklift product line.  During fiscal 2013 and fiscal 2012, Forklift Tire of Florida purchased a total $0 and $21,663, respectively, in tire products from Amerityre.  As of June 30, 2013 and 2012, the accounts receivable balances for Forklift Tire of Florida were $0 and $9,255, respectively.  The terms and conditions of those related-party sales transactions were the same as those afforded to any of Amerityre’s customers.  In accordance with the Commission Agreement, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish to the long term liability recorded on the transaction.  As of June 30, 2013, $18,888 and $53,840 were recorded for the current and long-term portion, respectively, of the related liability. Since his passing, Mr. Kines is no longer considered a related party. As a result, the related receivables are not reflected as related party receivables on the balance sheet for the years ended June 30, 2013 and 2012.

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

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2013 and 2012

NOTE 3 – STOCK TRANSACTIONS

During the year ended June 30, 2013, the Company had the following stock transactions:

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

NOTE 4 – STOCK OPTIONS AND WARRANTS

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

During the fiscal year ended June 30, 2013, the Company granted a total of 300,000 options to a director for his services on the Board of Directors.  Those options were all cancelled during the year ended June 30, 2013, upon the director’s resignation from the Board.  The Company also recognized $73,721 in expense related to the continued vesting of options that were granted during prior years.

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

We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

	2013			2012
Risk free interest rate	.33%	-	.75%	.33%	-	.75%
Expected life			3.0 Years			3.0 Years
Expected volatility	47.64%	-	84.38%	47.64%	-	84.38%
Dividend yield			0.00%			0.00%

A summary of the status of our outstanding stock options as of June 30, 2013 and June 30, 2012 and changes during the periods then ended is presented below:

	June 30, 2013		June 30, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	2,579,000	$0.45	675,000	$1.26
Granted	300,000	$0.26	2,554,000	$0.18
Expired/Cancelled	(975,000)	$0.81	(350,000)	$0.31
Exercised	-	$-	(300,000)	$0.17
Outstanding end of period	1,904,000	$0.23	2,579,000	$0.45
Exercisable	1,204,000	$0.34	1,079,000	$0.73

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2013 and 2012

The following table summarizes the range of outstanding and exercisable options as of June 30, 2013:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2013	Weighted Average Remaining Contractual Life
$0.17	650,000	1.00	$0.17	650,000	1.00
$0.17	400,000	2.00	$0.17	400,000	2.00
$0.17	400,000	3.00	$0.17	-	-
$0.29	154,000	2.00	$0.29	154,000	2.00
$0.50	300,000	0.02	$0.50	-	-
	1,904,000			1,204,000

As of June 30, 2013 and 2012, there was no unrecognized stock-based compensation related to stock options.

General Warrant Information

During the year ended June 30, 2013, none of the outstanding secured convertible promissory notes (the “Notes”) converted to common stock. As of June 30, 2013, there were 279,715 warrants issued and outstanding.

NOTE 5 – GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses, which have resulted in a total retained deficit of $59,196,728 at June 30, 2013, which raises a doubt about our ability to continue as a going concern The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Over the past year, management has been working on various proposals to secure short-term loans as well as long-term bank financing and equity based investments. During the third quarter of fiscal 2013, we were reasonably assured that at least $800,000 could be raised in a private offering of unsecured notes.  However we only received $285,000 in cash proceeds from that offering. At the same time, we were informed that the support we anticipated for the bank financing would not be forthcoming. The reduced funding under the private offering along with the lack of support for the bank financing resulted in the reinstatement of the going concern opinion.  In September 2013, we entered into an agreement in principle with a group of investors which would again allow us to pursue long-term bank financing. We are currently working with that group to prepare financial information for a bank loan application. It is estimated that the loan application process may take 2-3 months to complete. In the meantime, we will continue to pursue other financing opportunities.

The Company currently does not have an existing credit facility. Over the past year, management has worked with our vendors to obtain extended credit terms and increase credit lines. We also continue to maintain strong customer credit policies and procedures and aggressively pursue receivable collections.

Management is intent, in spite of losing a significant number of revenue growth opportunities due to cash flow constraints, on focusing on the sale and distribution of profitable product lines. Therefore Management is aggressively pursuing an expand and grow business plan that will require securing a financial facility required to maintain sufficient raw material and finished goods inventory levels to capitalize on revenue growth opportunities. No additional capital expenditures are anticipated over the next twelve months unless they support sales development and product improvement.  Management is also working to reduce its overall costs as well.

The Company has increased its efforts to obtain financing through means that previously were not considered such as preferred stock offerings, structured debt, private equity funding and asset based lending.  On September 30, 2012, we completed a private offering of convertible preferred stock, which generated net proceeds of $1,074,864.  In January 2013, the Company received $285,000 in cash receipts from the sale of unsecured notes. We have also redeemed or converted $655,800 of the $755,800 in secured convertible promissory notes (the “Notes”) placed in September 2010.  We will continue to pursue approval for financing in the form of structured debt.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2013 and 2012

At the Annual Stockholder’s Meeting, held on December 4, 2012, the stockholders voted to amend the Company’s Article of Incorporation to increase the number of authorized shares of common stock from 40,000,000 shares to 55,000,000 shares. The increase allowed us to convert the preferred stock mentioned above into common stock. In addition, the increase provided the Company with approximately 11,133,000 shares authorized and available for issuance. These authorized but unissued and unreserved shares of our common stock can be utilized as necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

In connection with the preparation of our financial statements for the year ended June 30, 2013, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are not sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period. Moreover, we cannot assure that we will be able to obtain financing on favorable terms or at all. If we cannot obtain equity or bank financing, generate adequate sales of our products or increase our revenues through other means, then we may be forced to cease operations.

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

NOTE 7 – NOTES PAYABLE AND SHORT-TERM BORROWINGS

In September 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes had a one year term with simple interest of 6.0%.  The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  The Notes are secured by all assets of the Company.  Principal and interest are due at maturity of the Notes if the Notes are not converted.  If the holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion.  No officers, directors or affiliates of the Company participated in the private placement.  The Notes were sold pursuant to subscription documents between the Company and each investor.  In connection with the private placement of secured convertible promissory notes, on September 15, 2010, the Company issued 142,856 shares of restricted common stock as finders' fees.  The aggregate value of the shares issued as finders’ fees was $50,000, based on the closing price of $0.36 per share.  As of June 30, 2012, $460,000 of the Notes were redeemed; $195,800 of the Notes converted into 559,429 shares of common stock; and $100,000 of the Notes extended maturity until March 31, 2014.  Interest due on the Notes as of June 30, 2013 was $4,500.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2013 and 2012

In February 2013, we closed a private placement of unsecured promissory notes (the “Unsecured Notes”). We sold an aggregate of $285,000 in Unsecured Notes. The Unsecured Notes mature on June 30, 2014 with a simple interest of 12 percent and no convertible provision. Interest due on the Unsecured Notes as of June 30, 2012 was $14,504.

In May 2013, we entered into a short-term loan agreement with a shareholder to finance bulk chemical purchases for a large customer order. The loan agreement is secured by customer purchase orders and uses a 2.0% factoring rate to determine the amount of the repayment. As of June 30, 2013, the Company had $124,200 in short-term loans outstanding.

NOTE 8 – SUBSEQUENT EVENTS

In March 2013, the U.S. Environmental Protection Agency (USEPA) began an audit of the Company for the calendar years 2008-2011.  The Company was selected at random for the audit from the USEPA’s database of manufacturing companies located in Clark County, Nevada.  In August 2013, the Company was notified by the USEPA of its initial findings of a “failure to report in a timely manner” and a “failure to provide supplier notification” regarding the usage of two chemicals used in our manufacturing process.  The USEPA found no instances in which the Company had discharged any chemicals into the environment.  Management is fully cooperating with the USEPA in resolving its failures to report, and has retroactively filed all necessary reports.  Management is unable to determine the amount of penalties that may ultimately be assessed by the USEPA on these matters, if any. Accordingly, no accrual for any potential liability resulting from this matter is included in the accompanying financial statements.

In September 2013, the Company obtained an extension on the remaining $100,000 secured convertible promissory note that was issued in the private placement that closed in September 2010.  Under the terms of the agreement, the maturity date on the note is extended through March 31, 2014.  In exchange for the extension, the note holder will receive 500,000 stock warrants and $6,500 in accrued interest and fees.  The stock warrants expire three years from the date of issuance, are exercisable at $0.13 per share, and vest on the next date the value of Amerityre common stock reaches $0.25 per share.

On September 18, 2013, the Board of Directors passed a resolution to extend the maturity date and reduce the exercise price on the warrants issued upon conversion of secured convertible promissory notes into common stock. The warrant maturity date was extended 60 days and the warrant exercise price was reduced from $0.60 per share to $0.15 per share. As of this filing, there were 279,715 warrants issued and outstanding.

Subsequent to June 30, 2013, the Company entered into three additional short-term borrowing agreements to finance bulk chemicals purchases for customer orders. All of the loan agreements are secured by customer purchase orders and use a 2.0% factoring rate to determine the amount of the repayment. As of September 20, 2013, the Company had $170,200 in short-term loans outstanding.

Management has evaluated subsequent events per the requirements of Topic 855 and has determined that there are no additional subsequent events to be reported.