Form 10-Q
period 2013-09-30
AMERITYRE CORP
filed 2013-11-12
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2013

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

The number of shares outstanding of Registrant’s Common Stock as of November 5, 2013: 39,741,620

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

Our unaudited balance sheet at September 30, 2013 and our audited balance sheet at June 30, 2012; the related unaudited statements of operations for the quarters ended September 30, 2013 and 2012; and the related unaudited statement of cash flows for the quarters ended September 30, 2013 and 2012, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

	September 30, 2013	June 30, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$28,296	$108,747
Accounts receivable - net	351,472	338,242
Accounts receivable - related party - net	28,942	30,018
Inventory - net	528,019	543,752
Deferred debt issuance cost	30,000	30,000
Prepaid and other current assets	58,191	84,770

Total Current Assets	1,024,920	1,135,529

PROPERTY AND EQUIPMENT
Leasehold improvements	162,683	162,683
Molds and models	810,928	804,359
Equipment	3,123,373	3,109,440
Leased equipment	27,900	27,900
Furniture and fixtures	100,142	100,142
Software	311,632	311,632
Less - accumulated depreciation	(3,890,659)	(3,841,200)

Total Property and Equipment	645,999	674,956

OTHER ASSETS
Patents and trademarks - net	497,813	505,006
Deposits	11,000	11,000

Total Other Assets	508,813	516,006

TOTAL ASSETS	$2,179,732	$2,326,491

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	September 30, 2013	June 30, 2013
	(Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable	$478,191	$493,723
Convertible notes - net	62,717	100,000
Unsecured notes and short-term borrowings	413,046	409,200
Accrued expenses	186,517	167,931
Current portion of long-term debt	18,219	18,888
Accrued interest	29,204	19,004
Deferred revenue	-	7,293

Total Current Liabilities	1,187,894	1,216,039

Long-term debt	53,840	53,840

Total Long-Term Debt	53,840	53,840

TOTAL LIABILITIES	1,241,734	1,269,879

STOCKHOLDERS' EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding, respectively	-	-
Common Stock: 55,000,000 shares authorized of $0.001 par value, 39,741,620 and 39,741,620 shares issued and outstanding, respectively	39,741	39,741
Additional paid-in capital	60,269,551	60,213,599
Retained deficit	(59,371,294)	(59,196,728)

Total Stockholders' Equity	937,998	1,056,612

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,179,732	$2,326,491

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Quarter Ended September 30,
	2013	2012

NET SALES	$1,037,325	$913,210

COST OF GOODS SOLD	815,519	730,096

GROSS PROFIT	221,806	183,114

EXPENSES
Research and development	35,913	21,849
Sales and marketing	119,689	114,512
General and administrative	226,894	317,248

Total Expenses	382,496	453,609

LOSS FROM OPERATIONS	(160,690)	(270,495)

OTHER INCOME/(EXPENSE)
Interest income	11	496
Interest expense	(13,887)	(7,889)

Total Other Income/(Expense)	(13,876)	(7,393)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(174,566)	(277,888)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(174,566)	$(277,888)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	39,741,620	34,437,490

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Quarter Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(174,566)	$(277,888)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	56,652	62,781
Amortization of discount on convertible note	3,687	-
Change in allowance for bad debt	4,191	(18,235)
Stock based compensation related to employee and director options	14,982	20,346
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(16,346)	16,025
(Increase)/Decrease in inventory and inventory reserve	15,734	(112,005)
(Increase)/Decrease in prepaid and other current assets	26,579	17,547
(Increase)/Decrease in other assets	-	15,000
(Decrease)/Increase in accounts payable and accrued expenses	5,960	33,883
Net Cash Used by Operating Activities	(63,127)	(242,546)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(20,501)	(145,817)
Net Cash Used by Investing Activities	(20,501)	(145,817)
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of convertible note payables	-	(100,000)
Proceeds from stock subscriptions - net of issuance costs	-	814,114
Proceeds from short-term borrowings	235,769	-
Repayments of short-term borrowings	(231,923)	-
Payments on long-term debt	(669)	(2,740)
Net Cash Provided by Financing Activities	3,177	711,374
NET (DECREASE)/INCREASE IN CASH	(80,451)	323,011
CASH AT BEGINNING OF PERIOD	108,747	105,838
CASH AT END OF PERIOD	$28,296	$428,849

NON-CASH FINANCING ACTIVITIES

During the quarters ended September 30, 2013 and 2012, the Company paid $4,500 and $7,889 for interest, respectively.  Also, there were no cash payments for taxes for the quarters ended September 30, 2013 and 2012, respectively. The amortization of discount on convertible note relates to the value of the common stock warrants issued under an extension agreement (Note 4). During the quarters ended September 30, 2013 and 2012, the Company amortized $3,687 and $0, respectively, to interest expense related to the discount on convertible note.

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2013 and June 30, 2013

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2013 Annual Report on Form 10-K.  Operating results for the quarter ended September 30, 2013 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2014.

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

Trade Receivables

We generally charge-off trade receivables that are more than 120 days outstanding as bad-debt expense, unless management believes the amount to be collectable. The charge-off amounts are included in general and administrative expenses.   As of September 30, 2013 and 2012, the reserve for uncollectible accounts was $12,237 and $18,915, respectively.

Stock Based-Compensation Expense

We account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718).  Our financial statements as of and for the quarter ended September 30, 2013 and 2012 reflect the impact of ASC 718.  Stock-based compensation expense related to director and employee options recognized under ASC 718 for the quarters ended September 30, 2013 and 2012 was $14,982 and $20,346, respectively.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations.  Stock-based compensation expense recognized in our Statements of Operations for the quarters ended September 30, 2013 and 2012 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.  We have awarded some options with a performance requirement and no amounts will be recorded until the requirement is met.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Quarter Ended September 30,
	2013	2012
Loss (numerator)	$(174,566)	$(277,888)
Shares (denominator)	39,741,620	34,437,490
Per share amount	$(0.00)	$(0.01)

Our outstanding stock options, warrants and shares issuable upon conversion of outstanding convertible notes have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 2,812,286 and 2,658,715 common stock equivalents for the quarter ended September 30, 2013 and 2012, respectively, because they are anti-dilutive.

Income Tax

We file federal income tax returns in the U.S. and state income tax returns in those state jurisdictions where we are required to file.  With few exceptions, we are no longer subject to U.S. federal, state or and local income tax examinations by tax authorities for years before 2009.  We have adopted the provisions of Accounting Standards Codification 740, Income Taxes (ASC 740).

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2013 and June 30, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

There are no tax positions included in the balance at September 30, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Certain prior year balances have been reclassified to conform to the current year presentation.

Related Party Transactions

Amerityre’s Chairman of the Board and Chief Executive Officer, Timothy L. Ryan, is also the principal owner of Rhino Rubber LLC, a manufacturing and distribution company for solid industrial tires and wheels.  During the quarter ended September 30, 2013 and 2012, Rhino Rubber LLC purchased a total of $175 and $4,284, respectively, in tire products from Ameritye.  As of September 30, 2013 and 2012, the accounts receivable balances for Rhino Rubber LLC were $28,942 and $26,862, respectively.

A former board member, Silas O. Kines, who passed away on January 11, 2012, was also the principal owner of K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish to the long term liability recorded on the transaction.  As of September 30, 2013, $18,219 and $53,840 were recorded for the current and long-term portion, respectively, of the related liability.

NOTE 3 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	September 30, 2013	June 30, 2013
	(Unaudited)
Raw Materials`	$236,947	$230,030
Finished Goods	291,072	313,722
Total Inventory	$528,019	$543,752

We had an inventory reserve amount of $67,648 and $33,448 recorded as of September 30, 2013 and June 30, 2013, respectively, for items that were deemed to be slow moving or obsolete based on an analysis of all inventories on hand.

NOTE 4 - NOTES PAYABLE AND SHORT-TERM BORROWINGS

In September 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes had a one year term with simple interest of 6.0%.  The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  The Notes are secured by all assets of the Company.  Principal and interest are due at maturity of the Notes if the Notes are not converted.  If the holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion.  No officers, directors or affiliates of the Company participated in the private placement.  The Notes were sold pursuant to subscription documents between the Company and each investor.  In connection with the private placement of secured convertible promissory notes, on September 15, 2010, the Company issued 142,856 shares of restricted common stock as finders' fees.  The aggregate value of the shares issued as finders’ fees was $50,000, based on the closing price of $0.36 per share.  As of September 30, 2013, $460,000 of the Notes were redeemed; $195,800 of the Notes converted into 559,429 shares of common stock; and $100,000 of the Notes extended maturity until March 31, 2014.  Interest due on the Notes as of September 30, 2013 was $6,750.

Under the terms of the agreement to extend the remaining $100,000 secured convertible promissory note, the note holder received 500,000 common stock warrants and $6,500 in accrued interest and fees. The value of the warrants issued was $40,970, using the Black Scholes valuation method, and is amortized to interest expense over the extension period. Accordingly, the unamortized value of the warrants of $37,283 is reflected on the balance sheet as a discount on convertible note.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2013 and June 30, 2013

NOTE 4 - NOTES PAYABLE AND SHORT-TERM BORROWINGS, Continued

In February 2013, we closed a private placement of unsecured promissory notes (the “Unsecured Notes”). We sold an aggregate of $285,000 in Unsecured Notes. The Unsecured Notes mature on June 30, 2014 with a simple interest of 12 percent and no convertible provision. Interest due on the Unsecured Notes as of September 30, 2013 was $22,454.

During the quarter ended September 30, 2013, we entered into three short-term loan agreements with stockholders to finance bulk chemical purchases for large customer orders. The loan agreements are secured by customer purchase orders and use a 2.0% factoring rate to determine the amount of the repayment. As of September 30, 2013, the Company had $128,046 in short-term loans outstanding.

NOTE 5 - STOCK TRANSACTIONS

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

NOTE 6 - STOCK OPTIONS AND WARRANTS

General Option Information

On July 6, 2011, the Board of Directors cancelled the “2004 Non-Employee Directors’ Stock Incentive Plan” and approved the “Directors’ 2011Stock Option and Award Plan”.  The Company also maintains the 2005 Stock Option and Award Plan, which was previously approved by stockholders, for the purpose of granting option awards to its employees and consultants.   Under the 2011 Plan, a total of 3,300,000 shares are authorized for issuance.  Each non-executive director was granted options to purchase 300,000 shares at that day’s closing price, $0.17.  The options vest over three years as follows: 100,000 on June 30, 2012, 100,000 on June 30, 2013 and 100,000 on June 30, 2014.  These options expire two years after vesting.  The Director who serves as Audit Chair during the fiscal year will receive an additional 50,000 options per year under the same terms.  CEO Timothy L. Ryan was granted 200,000 options per year under the same terms, under the 2005 Stock Option and Award Plan.

During the quarter ended September 30, 2013, we issued no stock options.

We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

Risk free interest rate	0.41	–	0.75%
Expected life	3.0	–	5.0	years
Expected volatility	72.93	–	84.38%
Dividend yield			0.00%

A summary of the status of our outstanding stock options as of September 30, 2013 and June 30, 2013 and changes during the periods then ended is presented below:

	September 30, 2013		June 30, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	1,904,000	$0.23	2,579,000	$0.45
Granted	-	$-	300,000	0.26
Expired/Cancelled	(300,000)	$0.50	(975,000)	0.81
Exercised	-	$-	-	-
Outstanding end of period	1,604,000	$0.18	1,904,000	0.23
Exercisable	1,204,000	$0.19	1,204,000	$0.19

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2013 and June 30, 2013

NOTE 6 - STOCK OPTIONS AND WARRANTS, Continued

The following table summarizes the range of outstanding and exercisable options as of September 30, 2013:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2013	Weighted Average Remaining Contractual Life
$0.17	650,000	0.75	$0.17	650,000	0.75
$0.17	400,000	1.75	$0.17	400,000	1.75
$0.17	400,000	2.75	$-	-	-
$0.29	154,000	1.75	$0.29	154,000	1.75
	1,605,000			1,204,000

General Warrant Information

In September 2013, the Company obtained an extension on the remaining $100,000 secured convertible promissory note that was issued in the private placement that closed in September 2010.  Under the terms of the agreement, the maturity date on the note is extended through March 31, 2014.  In exchange for the extension, the note holder received 500,000 common stock warrants and $6,500 in accrued interest and fees.  The common stock warrants expire three years from the date of issuance, are exercisable at $0.13 per share, and vest on the next date the value of Amerityre common stock reaches $0.25 per share.

As of September 30, 2013, $195,800 of the secured convertible promissory notes (the “Notes”) converted to common stock and the Company issued 279,715 two-year $0.60 common stock warrants in accordance with the terms of the Notes.

As of September 30, 2013, there were a total of 779,715 common stock warrants outstanding.

NOTE 7 - GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses, which have resulted in a total retained deficit of $59,371,294 at September 30, 2013, which raises a doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Over the past year, the Company has been working on various proposals to secure short-term loans as well as long-term bank financing and equity based investments. During the third quarter of fiscal 2013, we were reasonably assured that at least $800,000 could be raised in a private offering of unsecured notes.  However we only received $285,000 in cash proceeds from that offering. At the same time, we were informed that the support we anticipated for the bank financing would not be forthcoming. The reduced funding under the private offering along with the lack of support for the bank financing resulted in the reinstatement of the going concern opinion.  In September 2013, we entered into an agreement in principle with a group of investors which would again allow us to pursue long-term bank financing. We are currently working with that group to prepare financial information for a bank loan application. It is estimated that the loan application process may take 2-3 months to complete. In the meantime, we will continue to pursue other financing opportunities.

The Company currently does not have an existing credit facility. Over the past year, the Company has worked with its vendors to obtain extended credit terms and increase credit lines. We also continue to maintain strong customer credit policies and procedures and aggressively pursue receivable collections.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2013 and June 30, 2013

NOTE 7 - GOING CONCERN, Continued

The Company is intent, in spite of losing a significant number of sales growth opportunities due to cash flow constraints, on focusing on the sale and distribution of profitable product lines. Therefore the Company is aggressively pursuing an expand and grow business plan that will require securing a financial facility required to maintain sufficient raw material and finished goods inventory levels to capitalize on sales growth opportunities. No additional capital expenditures are anticipated over the next twelve months unless they support sales development and product improvement.  The Company is also working to reduce its overall costs.

The Company has increased its efforts to obtain financing through means that previously were not considered such as preferred stock offerings, structured debt, private equity funding and asset based lending.  On September 30, 2012, we completed a private offering of convertible preferred stock, which generated net proceeds of $1,074,864.  In January 2013, the Company received $285,000 in cash receipts from the sale of unsecured notes. We have also redeemed or converted $655,800 of the $755,800 in secured convertible promissory notes (the “Notes”) placed in September 2010.  Since May 2013, we have entered into a number of short-term loan agreements to obtain funding for the purchase of chemicals for large customer purchase orders.  These short-term agreements are repaid using the cash receipts from the related customer receivables.

At the Annual Stockholder’s Meeting, held on December 4, 2012, the stockholders voted to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 40,000,000 shares to 55,000,000 shares. The increase allowed us to convert the preferred stock mentioned above into common stock. In addition, the increase provided the Company with approximately 11,133,000 shares authorized and available for issuance. These authorized but unissued and unreserved shares of our common stock can be utilized as necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

In connection with the preparation of our unaudited financial statements for the quarter ended September 30, 2013, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are not sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period. Moreover, we cannot assure that we will be able to obtain financing on favorable terms or at all. If we cannot obtain equity or bank financing, generate adequate sales of our products or increase our sales through other means, then we may be forced to cease operations.

The accompanying financial statements do not include any adjustments that might be necessary in the event we are unable to continue as a going concern.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

In March 2013, the U.S. Environmental Protection Agency (USEPA) began an audit of the Company for the calendar years 2008-2011.  The Company was selected at random for the audit from the USEPA’s database of manufacturing companies located in Clark County, Nevada.  In August 2013, the Company was notified by the USEPA of its initial findings of a “failure to report in a timely manner” and a “failure to provide supplier notification” regarding the usage of two chemicals used in our manufacturing process.  The USEPA found no instances in which the Company had discharged any chemicals into the environment.  The Company is fully cooperating with the USEPA in resolving its failures to report, and has retroactively filed all necessary reports.  The Company is unable to determine the amount of penalties that may ultimately be assessed by the USEPA on these matters, if any. Accordingly, no accrual for any potential liability resulting from this matter is included in the accompanying financial statements.

NOTE 9 - SUBSEQUENT EVENTS

In October, 2013, we entered into a short-term loan agreement for $118,752 to finance bulk chemical purchases for a large customer order. The loan agreement is secured by customer purchase order and uses a 2.0% factoring rate to determine the amount of the repayment.

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

Closed-Cell Polyurethane Foam Tires

We currently manufacture several lines of closed-cell polyurethane foam tires for bicycles, hand trucks, lawn and garden, wheelbarrow, and medical mobility products.  Our closed-cell polyurethane foam products are often referred to as flat-free because they have no inner tube, do not require inflation and will not go flat even if punctured.  Our closed-cell polyurethane foam tires are mounted on the wheel rim in much the same way as a pneumatic tire.  Our closed-cell polyurethane foam products are virtually maintenance free, eliminating the need to make tedious puncture repairs; provide extended tire life; and offer superior energy efficiency compared to rubber based tires.  Foam tires and components accounted for 90.7% of fiscal 2013 sales.

Polyurethane Elastomer Forklift Tires

We have developed solid polyurethane forklift tires made of Elastothane®.  We currently produce and sell over 20 sizes for Class 1, 4 and 5 forklifts.  We believe our tires are superior to rubber tires as they are non-marking, more energy efficient, carry greater load weight, operate in lower temperature environments and have longer service lives.  Forklift tires accounted for 6.3% of fiscal 2013 sales.

Agricultural Tires

Amerityre has developed two products for the agricultural tire market, one used in irrigation and one used in planting.  Both products have successfully field tested and we are developing sales and marketing strategies and manufacturing plans for these products.  Agricultural tires accounted for 3.0% of fiscal 2013 sales.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses.  On an ongoing basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, deferred compensation and contingencies.  We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates allow us to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Valuation of Intangible Assets and Goodwill

At September 30, 2013, we had capitalized patent and trademark costs, net of accumulated amortization, totaling $497,813.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350). We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable. We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  The stock-based compensation expense recognized under ASC 718 for the quarter ended September 30, 2013 and 2012 was $14,982 and $20,346, respectively.

Seasonality

A substantial majority of our sales are to customers within the United States. We experience some seasonality in the sale of our closed-cell polyurethane foam tires for bicycles and, lawn and garden products, because sales of these products generally decline during the winter months in the United States.  Sales of our closed-cell polyurethane form tire products generally peak during the spring and summer months, typically resulting in greater sales volumes during the third and fourth quarters of the fiscal year. With an expansion of our original equipment manufacturer relationships, the second quarter of fiscal 2014 is expected to show an increase in sales.

Results of Operations

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our sales and cash flows.  These key performance indicators include:

·	Net sales, which consists of product sales and equipment sales, if any;

·	Sales, net of returns and trade discounts, which is an indicator of our overall business growth and the success of our sales and marketing efforts;

·	Gross profit, which is an indicator of both competitive pricing pressures and the cost of goods sold of our products and the mix of product and equipment sales and license fees, if any;

·	Growth in our customer base, which is an indicator of the success of our sales efforts; and

·	Distribution of sales across our products offered.

The following summary table presents a comparison of our results of operations for the quarter ended September 30, 2013 and 2012 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	For the Quarter Ended September 30,
	2013	2012	Change
Net Sales	$1,037,325	$913,210	13.6%
Cost of Goods Sold	815,519	730,096	11.7%
Gross Profit	221,806	183,114	21.1%
Research & Development Expenses	35,913	21,849	64.4%
Sales & Marketing Expenses	119,689	114,512	4.5%
General & Administrative Expenses	226,894	317,248	(28.5%)
Other Income	11	496	(97.8%)
Interest Expense	(13,887)	(7,889)	29.3%
Net Loss	$(174,566)	$(277,888)	(37.2%)

Quarter Ended September 30, 2013 Compared to September 30, 2012

Net Sales.  Net sales of $1,037,325 for the quarter ended September 30, 2013, represent a 13.6% increase over net sales of $913,210 for the quarter ended September 30, 2012. Sales for the first quarter of fiscal 2014 increased largely due to increases in the hand truck, lawn and garden and agriculture product lines. Sales for the forklift product line remain depressed, however based on an increase in recent orders, a resurgence in customer demand appears to have surfaced in October 2013.

Cost of Goods Sold.  Cost of goods sold for the quarter ended September 30, 2013 was $815,519 or 78.6% of sales compared to $730,096 or 80.0% of sales for the same period in 2012. As a percent of sales, the cost of goods sold decreased largely due to favorable purchase price variances obtained from competitive pricing measures and improvements in inventory controls leading to other favorable inventory variances.

Gross Profit.  Gross profit for quarter ended September 30, 2013 was $221,806 compared to $183,114 for the same period in 2012. Gross profit for the quarter ended September 30, 2013 increased by $38,692 or 21.1% over the same period in 2012 due to the reductions in cost of goods sold as a percent of sales and an improvement in product profit margins achieved from price increases.

Research & Development Expenses.  Research and development expenses for the quarter ended September 30, 2013 were $35,913 compared to $21,849 for the same period in the prior year. The research and development expenses for the quarter ended September 30, 2013 increased by $14,064, or 64.4% as compared with the same period in 2012 primarily due to a staff addition to fill the vacant engineer position and the departmental allocation of certain overhead costs, previously charged entirely to general and administrative expenses.

Sales & Marketing Expenses. Sales and marketing expenses for the quarter ended September 30, 2013 were $119,689 as compared to $114,512 for the same period in the prior year. The sales and marketing expenses for the quarter ended September 30, 2013 increased $5,177 compared to the same period in 2012 primarily due to the departmental allocation of certain overhead costs, previously charged entirely to general and administrative expenses.

General & Administrative Expenses.  General and administrative expenses for the quarter ended September 30, 2013 were $226,894 compared to $317,248 for the same period in 2012. General and administrative expenses for the quarter ended September 30, 2013 decreased $90,354 or 28.5 % compared to the same period in 2012 primarily due to:

▪
A $47,011 decrease from the departmental allocation of certain overhead costs, such as rent, utilities and general liability insurance, previously charged entirely to general and administrative expense.

▪	A $33,210 decrease in warranty expense related to the tire failures and returns for the forklift product line.
▪	A $14,454 reduction in audit fees incurred between the periods.

Net Loss.  Net loss for the quarter ended September 30, 2013 was $174,566 compared to a net loss of $277,888 for the same period in 2012.  The $103,322 decrease in the net loss is largely due to the increase in net sales, improved product gross margins and the reduction in general and administrative expenses.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and payments received from our customers.  We do not have any significant credit arrangements.  Historically, our expenses have exceeded our sales, resulting in operating losses.  From time to time, we have obtained additional liquidity to fund our operations through the sale of shares of our common stock and the placement of short-term debt instruments.  In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.

Cash Flows

The following table sets forth our cash flows for the quarter ended September 30, 2013 and 2012.

	For the Quarter Ended September 30,
	2013	2012
Net Cash Used by Operating Activities	$(63,127)	$(242,546)
Net Cash Used by Investing Activities	(20,501)	(145,817)
Net Cash Provided by Financing Activities	3,177	711,374
Net Increase/(Decrease) in Cash During Period	$(80,451)	$323,011

Net Cash Used by Operating Activities. Our primary sources of operating cash during the quarter ended September 30, 2013 came from a decrease in inventory; a decrease in prepaid and other current assets; and an increase in accounts payable and accrued expenses. Our primary use of operating cash was an increase in accounts receivable.  Net cash used by operating activities was $63,127 for the quarter ended September 30, 2013 compared to net cash provided by operating activities of $242,546 for the same period in 2012. The decrease in net cash used by operating activities compared to the prior year period is largely due to the decrease in the net loss of $103,322 and the decrease in inventory of $127,739.

Net Cash Used by Investing Activities.  Net cash used by investing activities was $20,501 for the quarter ended September 30, 2013 and $145,817 for the same period in 2012.  Our use of cash for the quarter ended September 30, 2013 was for the purchase of models and molds used in the manufacturing process.  Our primary uses of cash for the quarter ended September 30, 2012 were the purchase of property and equipment, including an automated sandblaster to improve efficiency; a larger curing oven to improve production throughput; and an upgraded telephone system to improve customer service.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $3,177 for the quarter ended September 30, 2013 compared to net cash used by financing activities of $711,374 for the same period last year. The primary source of cash for the quarter ended September 30, 2013 were proceeds of $235,769 from short-term loans secured by customer purchase orders. The primary use of cash for the quarter ended September 30, 2013 consisted of $231,923 for the repayment of short-term loans. The primary source of cash for the quarter ended September 30, 2012 were proceeds related to the private placement of preferred stock of $814,114. The primary use of cash for the quarter September 30, 2012 consisted of $100,000 for the redemption of secured convertible promissory notes.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at September 30, 2013.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$99,000	$99,000	$-	$-	$-
Total contractual cash obligations	$99,000	$99,000	$-	$-	$-

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

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At September 30, 2013, our total cash was $28,296, none of which is restricted; accounts receivables, net of reserves for bad debt, was $380,414; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $616,210. Our total indebtedness was $1,241,734.  Our total indebtedness at September 30, 2013 includes $478,191 in accounts payable, $504,967 in principal and interest for notes and short-term borrowings, $186,517 in accrued expenses, $18,219 in current portion of long-term debt and $53,840 in long-term debt.

Over the past year, the Company has been working on various proposals to secure short-term loans as well as long-term bank financing and equity based investments. During the third quarter of fiscal 2013, we were reasonably assured that at least $800,000 could be raised in a private offering of unsecured notes.  However we only received $285,000 in cash proceeds from that offering. At the same time, we were informed that the support we anticipated for the bank financing would not be forthcoming. The reduced funding under the private offering along with the lack of support for the bank financing resulted in the reinstatement of the going concern opinion.  In September 2013, we entered into an agreement in principle with a group of investors which would again allow us to pursue long-term bank financing. We are currently working with that group to prepare financial information for a bank loan application. It is estimated that the loan application process may take 2-3 months to complete. In the meantime, we will continue to pursue other financing opportunities.

The Company currently does not have an existing credit facility. Over the past year, the Company has worked with its vendors to obtain extended credit terms and increase credit lines. We also continue to maintain strong customer credit policies and procedures and aggressively pursue receivable collections.

The Company is intent, in spite of losing a significant number of sales growth opportunities due to cash flow constraints, on focusing on the sale and distribution of profitable product lines. Therefore the Company is aggressively pursuing an expand and grow business plan that will require securing a financial facility required to maintain sufficient raw material and finished goods inventory levels to capitalize on sales growth opportunities. No additional capital expenditures are anticipated over the next twelve months unless they support sales development and product improvement.  The Company is also working to reduce its overall costs as well.

The Company has increased its efforts to obtain financing through means that previously were not considered such as preferred stock offerings, structured debt, private equity funding and asset based lending.  On September 30, 2012, we completed a private offering of convertible preferred stock, which generated net proceeds of $1,074,864.  In January 2013, the Company received $285,000 in cash receipts from the sale of unsecured notes. We have also redeemed or converted $655,800 of the $755,800 in secured convertible promissory notes (the “Notes”) placed in September 2010.  Since May 2013, we have entered into a number of short-term loan agreements to obtain funding for the purchase of chemicals for large customer purchase orders.  These short-term agreements are repaid using the cash receipts from the related customer receivables.

At the Annual Stockholder’s Meeting, held on December 4, 2012, the stockholders voted to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 40,000,000 shares to 55,000,000 shares. The increase allowed us to convert the preferred stock mentioned above into common stock. In addition, the increase provided the Company with approximately 11,133,000 shares authorized and available for issuance. These authorized but unissued and unreserved shares of our common stock can be utilized as necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

In connection with the preparation of our unaudited financial statements for the quarter ended September 30, 2013, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are not sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period. Moreover, we cannot assure that we will be able to obtain financing on favorable terms or at all. If we cannot obtain equity or bank financing, generate adequate sales of our products or increase our sales through other means, then we may be forced to cease operations.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation,  our Chief Executive Officer and our Chief Financial Officer, concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM 6.  EXHIBITS

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

Dated:  November 12, 2013

AMERITYRE CORPORATION
By:
/s/ Timothy L. Ryan	/s/ L. Wayne Arnett
Timothy L. Ryan Chief Executive Officer (Principal Executive Officer)	L. Wayne Arnett Chief Financial Officer (Principal Financial Officer)