Form 10-Q
period 2013-12-31
AMERITYRE CORP
filed 2014-02-11
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   December 31, 2013

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

The number of shares outstanding of Registrant’s Common Stock as of February 6, 2014: 40,241,620

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

Our unaudited balance sheet at December 31, 2013 and our audited balance sheet at June 30, 2013; the related unaudited statements of operations for the three and six months ended December 31, 2013 and 2012; and the related unaudited statement of cash flows for the six months December 31, 2013 and 2012, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

	December 31, 2013	June 30, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$173,388	$108,747
Accounts receivable - net	574,035	338,242
Accounts receivable - related party - net	18,786	30,018
Inventory - net	496,127	543,752
Deferred debt issuance cost	70,000	30,000
Prepaid and other current assets	59,641	84,770

Total Current Assets	1,391,977	1,135,529

PROPERTY AND EQUIPMENT
Leasehold improvements	162,683	162,683
Molds and models	815,738	804,359
Equipment	3,106,484	3,109,440
Leased equipment	27,900	27,900
Furniture and fixtures	115,622	100,142
Software	311,632	311,632
Less - accumulated depreciation	(3,932,661)	(3,841,200)

Total Property and Equipment	607,398	674,956

OTHER ASSETS
Patents and trademarks - net	490,747	505,006
Deposits	11,000	11,000

Total Other Assets	501,747	516,006

TOTAL ASSETS	$2,501,122	$2,326,491

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	December 31, 2013	June 30, 2013
	(Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable	$660,959	$493,723
Convertible notes - net	81,359	100,000
Unsecured notes and short-term borrowings	642,952	409,200
Accrued expenses	218,117	167,931
Current portion of long-term debt	16,985	18,888
Accrued interest	41,585	19,004
Deferred revenue	-	7,293

Total Current Liabilities	1,661,957	1,216,039

Long-term debt	53,840	53,840

Total Long-Term Debt	53,840	53,840

TOTAL LIABILITIES	1,715,797	1,269,879

STOCKHOLDERS' EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding, respectively	-	-
Common Stock: 75,000,000 shares authorized of $0.001 par value, 40,241,620 and 39,741,620 shares issued and outstanding, respectively	40,241	39,741
Additional paid-in capital	60,309,660	60,213,599
Retained deficit	(59,564,576)	(59,196,728)

Total Stockholders' Equity	785,325	1,056,612

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,501,122	$2,326,491

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,
	2013	2012

NET SALES	$1,260,800	$727,194

COST OF GOODS SOLD	1,064,624	609,892

GROSS PROFIT	196,176	117,302

EXPENSES
Research and development	40,455	53,934
Sales and marketing	101,966	123,840
General and administrative	207,889	280,589

Total Expenses	350,310	458,363

LOSS FROM OPERATIONS	(154,134)	(341,061)

OTHER INCOME/(EXPENSE)
Interest expense	(40,905)	(3,641)
Loss on asset disposal	(1,585)	-
Miscellaneous Income	3,342	58
Total Other Income/(Expense)	(39,148)	(3,583)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(193,282)	(344,644)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(193,282)	$(344,644)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	39,801,403	34,926,620

The accompanying notes are an integral part of these financial statements.

 AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Six Months Ended December 31,
	2013	2012

NET SALES	$2,298,125	$1,640,404

COST OF GOODS SOLD	1,880,143	1,339,984

GROSS PROFIT	417,982	300,420

EXPENSES
Research and development	76,368	75,780
Sales and marketing	221,654	238,350
General and administrative	435,083	597,845

Total Expenses	733,105	911,975

LOSS FROM OPERATIONS	(315,123)	(611,555)

OTHER INCOME/(EXPENSE)
Interest expense	(54,792)	(11,530)
Loss on asset disposal	(1,585)	-
Miscellaneous income	3,652	553

Total Other Income/(Expense)	(52,725)	(10,977)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(367,848)	(622,532)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(367,848)	$(622,532)

BASIC AND DILUTED LOSS PER SHARE	$(.01)	$(.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	39,771,511	34,796,185

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(367,848)	$(622,532)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	105,719	125,067
Amortization of discount on convertible note	22,329	-
Change in allowance for bad debt	(8,045)	(30,167)
Stock based compensation related to employee and director options	35,790	43,755
Gain/Loss on disposal of assets	(1,585)	-
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(216,516)	151,073
(Increase)/Decrease in inventory and inventory reserve	47,625	(195,646)
(Increase)/Decrease in prepaid and other current assets	25,128	(12,115)
(Increase)/Decrease in other assets	-	-
(Decrease)/Increase in accounts payable and accrued expenses	226,888	97,509
Net Cash Used by Operating Activities	(130,515)	(443,056)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(22,319)	(159,682)
Cash paid for patents and trademarks	-	(875)
Net Cash Used by Investing Activities	(22,319)	(160,557)
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of convertible note payables	-	(300,000)
Proceeds from stock subscriptions - net of issuance costs	-	814,864
Proceeds from short-term borrowings	507,222	-
Repayments of short-term borrowings	(273,470)	-
Payments on long-term debt	(1,904)	(5,822)
Preferred stock subscription costs	(14,373)	-
Net Cash Provided by Financing Activities	217,475	509,042
NET (DECREASE)/INCREASE IN CASH	64,641	(94,571)
CASH AT BEGINNING OF PERIOD	108,747	105,838
CASH AT END OF PERIOD	$173,388	$11,267

NON-CASH FINANCING ACTIVITIES

During the six months ended December 31, 2013 and 2012, the Company paid $8,154 and $8,222 for interest, respectively.  Also, there were no cash payments for taxes for the six months ended December 31, 2013 and 2012, respectively. The amortization of discount on convertible note relates to the value of the common stock warrants issued under an extension agreement (Note 4). During the six months ended December 31, 2013 and 2012, the Company amortized $22,329 and $0, respectively, to interest expense related to the discount on convertible note. Under the terms of the Commitment Letter executed in December 2013 (Note 4), the board of directors authorized the issuance of 500,000 shares of common stock to the lender as commitment fees. The total value of the shares issued was $40,000 based on the market closing price on the authorization date of $0.08 per share. The value of the shares issued is treated as a deferred cost and reflected under other current assets.

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2013 and June 30, 2013

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2013 Annual Report on Form 10-K.  Operating results for the six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2014.

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

Trade Receivables

We generally charge-off trade receivables that are more than 120 days outstanding as bad-debt expense, unless management believes the amount to be collectable. The charge-off amounts are included in general and administrative expenses.   As of December 31, 2013 and 2012, the reserve for uncollectible accounts was $0 and $6,984 respectively.

Stock Based-Compensation Expense

We account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718).  Our financial statements as of and for the three and six months ended December 31, 2013 and 2012 reflect the impact of ASC 718.  Stock-based compensation expense related to director and employee options recognized under ASC 718 for the six months ended December 31, 2013 and 2012 was $35,790 and $43,755, respectively.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations.  Stock-based compensation expense recognized in our Statements of Operations for the three and six months ended December 31, 2013 and 2012 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.  We have awarded some options with a performance requirement and no amounts will be recorded until the requirement is met.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Six Months Ended December 31,
	2013	2012
Loss (numerator)	$(367,848)	$(622,532)
Shares (denominator)	39,771,511	34,796,185
Per share amount	$(.01)	$(.02)

Our outstanding stock options, warrants and shares issuable upon conversion of outstanding convertible notes have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 2,532,571 and 7,691,573 common stock equivalents for the six months ended December 31, 2013 and 2012, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2013 and June 30, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income Tax

We file federal income tax returns in the U.S. and state income tax returns in those state jurisdictions where we are required to file.  With few exceptions, we are no longer subject to U.S. federal, state or and local income tax examinations by tax authorities for years before 2010.  We have adopted the provisions of Accounting Standards Codification 740, Income Taxes (ASC 740).

There are no tax positions included in the balance at December 31, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Certain prior year balances have been reclassified to conform to the current year presentation.

Related Party Transactions

Amerityre’s Chairman of the Board and Chief Executive Officer, Timothy L. Ryan, is also the principal owner of Rhino Rubber LLC, a manufacturing and distribution company for solid industrial tires and wheels.  During the six months ended December 31, 2013 and 2012, Rhino Rubber LLC purchased a total of $4,994 and $4,164, respectively, in tire products from Ameritye.  As of December 31, 2013 and 2012, the accounts receivable balances for Rhino Rubber LLC were $18,786 and $27,807, respectively.

NOTE 3 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	December 31, 2013	June 30, 2013
	(Unaudited)
Raw Materials	$205,618	$230,030
Finished Goods	290,509	313,722
Total Inventory	$496,127	$543,752

We had an inventory reserve amount of $73,110 and $62,186 recorded as of December 31, 2013 and June 30, 2013, respectively, for items that were deemed to be slow moving or obsolete based on an analysis of all inventories on hand.

NOTE 4 - NOTES PAYABLE AND SHORT-TERM BORROWINGS

In September 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes had a one year term with simple interest of 6.0%.  The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  The Notes are secured by all assets of the Company.  Principal and interest are due at maturity of the Notes if the Notes are not converted.  If the holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion.  No officers, directors or affiliates of the Company participated in the private placement.  The Notes were sold pursuant to subscription documents between the Company and each investor.  In connection with the private placement of secured convertible promissory notes, on September 15, 2010, the Company issued 142,856 shares of restricted common stock as finders' fees.  The aggregate value of the shares issued as finders’ fees was $50,000, based on the closing price of $0.36 per share.  As of December 31, 2013, $460,000 of the Notes were redeemed; $195,800 of the Notes converted into 559,429 shares of common stock; and $100,000 of the Notes extended maturity until March 31, 2014.  Interest due on the Notes as of December 31, 2013 was $4,500.

Under the terms of the agreement to extend the remaining $100,000 secured convertible promissory note, the note holder received 500,000 common stock warrants and $6,500 in accrued interest and fees. The value of the warrants issued was $40,970, using the Black Scholes valuation method, and is amortized to interest expense over the extension period. Accordingly, the unamortized value of the warrants of $18,641 is reflected on the balance sheet as a discount on convertible note.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2013 and June 30, 2013

NOTE 4 - NOTES PAYABLE AND SHORT-TERM BORROWINGS, Continued

In February 2013, we closed a private placement of unsecured promissory notes (the “Unsecured Notes”). We sold an aggregate of $285,000 in Unsecured Notes. The Unsecured Notes mature on June 30, 2014 with a simple interest of 12 percent and no convertible provision. Interest due on the Unsecured Notes as of December 31, 2013 was $26,200.

During the six months ended December 31, 2013, we entered into four short-term loan agreements (the “Loan Agreements”) with stockholders to finance bulk chemical purchases for large customer orders. The Loan Agreements are secured by customer purchase orders and use a 2.0% factoring rate to determine the amount of the repayment. As of December 31, 2013, the Company had $207,952 in Loan Agreements outstanding. Interest due on the Loan Agreements as of December 31, 2013 was $4,482.

In December 2013, we executed a Commitment Letter with a private lender commencing negotiations for a $1,000,000 line of credit. Under the terms of the Commitment Letter, the board of directors authorized the issuance of 500,000 shares of common stock to the lender as commitment fees. The total value of the shares issued was $40,000 based on the market closing price on the authorization date of $0.08 per share. The value of the shares issued is treated as a deferred cost on the balance sheet and will be amortized over the term of the related line of credit, if any. If the line of credit negotiations are unsuccessful, the value of the shares issued will be expensed in the current period. In connection with the Commitment Letter, we entered into a short-term loan agreement with the private lender (the “Lender Agreement”) for $150,000. The Lender Agreement matures on March 31, 2014, is secured by company assets, and bears a simple interest rate of three percent. Interest due on the Lender Agreement as of December 31, 2013 was $0.

NOTE 5 - STOCK TRANSACTIONS

On March 5, 2013, the Company issued 250,000 shares of restricted common stock to a director for additional services provided during the six months ended December 31, 2012. The Company also issued 25,000 shares of restricted common stock to an employee as a performance bonus. The total value of the shares issued was $30,250 based on the market closing price on the authorization date of $0.11 per share.

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

During the six months ended December 31, 2013, no stock options were issued.

We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

Risk free interest rate	0.41	–	0.75%
Expected life	3.0	–	5.0	years
Expected volatility	72.93	–	84.38%
Dividend yield			0.00%

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2013 and June 30, 2013

NOTE 6 - STOCK OPTIONS AND WARRANTS, Continued

A summary of the status of our outstanding stock options as of December 31, 2013 and June 30, 2013 and changes during the periods then ended is presented below:

	December 31, 2013		June 30, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	1,904,000	$0.23	2,579,000	$0.45
Granted	-	$0.00	300,000	0.26
Expired/Cancelled	(300,000)	$0.50	(975,000)	0.81
Exercised	-	$0.00	-	0.00
Outstanding end of period	1,604,000	$0.18	1,904,000	0.23
Exercisable	1,204,000	$0.19	1,204,000	$0.19

The following table summarizes the range of outstanding and exercisable options as of December 31, 2013:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2013	Weighted Average Remaining Contractual Life
$0.17	650,000	0.50	$0.17	650,000	0.50
$0.17	400,000	1.50	$0.17	400,000	1.50
$0.17	400,000	2.50	$0.00	-	-
$0.29	154,000	1.50	$0.29	154,000	1.50
	1,604,000			1,204,000

General Warrant Information

In September 2013, the Company obtained an extension on the remaining $100,000 secured convertible promissory note (the “Note”) that was issued in the private placement that closed in September 2010.  Under the terms of the agreement, the maturity date on the Note is extended through March 31, 2014.  In exchange for the extension, the note holder received 500,000 common stock warrants and $6,500 in accrued interest and fees.  The common stock warrants expire three years from the date of issuance, are exercisable at $0.13 per share, and vest on the next date the value of Amerityre common stock reaches $0.25 per share.

As of December 31, 2013, $195,800 of the secured convertible promissory notes (the “Notes”) converted to common stock. In accordance with the terms of the Notes, upon conversion, the Company issued 279,715 two-year $0.60 common stock warrants.

As of December 31, 2013, all of the warrants issued upon conversion of the secured convertible promissory notes had expired and 500,000 common stock warrants were outstanding.

NOTE 7 - GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred significant losses, which have resulted in a total retained deficit of $59,564,576 at December 31, 2013, which raises a doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2013 and June 30, 2013

NOTE 7 - GOING CONCERN, Continued

Over the past year, the Company has been working on various proposals to secure short-term loans as well as long-term bank financing and equity based investments. During the third quarter of fiscal 2013, we were reasonably assured that at least $800,000 could be raised in a private offering of unsecured notes.  However we only received $285,000 in cash proceeds from that offering. At the same time, we were informed that the support we anticipated for the bank financing would not be forthcoming. The reduced funding under the private offering along with the lack of support for the bank financing resulted in the reinstatement of the going concern opinion.  In September 2013, we entered into an agreement in principle with a group of investors which would again allow us to pursue long-term bank financing. Preparation of the bank loan application is currently in process; however we have met certain obstacles that have delayed its completion. It is estimated that the loan application process will take another 2-3 months to complete. In the meantime, we will continue to pursue other financing opportunities.

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

The Company has increased its efforts to obtain financing through means that previously were not considered such as preferred stock offerings, structured debt, private equity funding and asset based lending.  On September 30, 2012, we completed a private offering of convertible preferred stock, which generated net proceeds of $1,074,864.  In January 2013, the Company received $285,000 in cash receipts from the sale of unsecured notes. We have also redeemed or converted $655,800 of the $755,800 in secured convertible promissory notes (the “Notes”) placed in September 2010.  Since May 2013, we have entered into a number of short-term loan agreements to obtain funding for the purchase of chemicals for large customer purchase orders.  The majority of these short-term agreements are repaid using the cash receipts from the related customer receivables. Negotiations are currently underway to secure equity financing with an institutional investor, a revolving line of credit with a private investor or an unsecured note with a shareholder group.

At the Annual Stockholder’s Meeting, held on December 4, 2013, the stockholders voted to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 55,000,000 shares to 75,000,000 shares. The increase allows us the capacity to pursue equity offerings of convertible preferred stock and common stock.

In connection with the preparation of our unaudited financial statements for the three and six months ended December 31, 2013, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are not sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period. Moreover, we cannot assure that we will be able to obtain financing on favorable terms or at all. If we cannot obtain equity or bank financing, generate adequate sales of our products or increase our sales through other means, then we may be forced to cease operations.

The accompanying financial statements do not include any adjustments that might be necessary in the event we are unable to continue as a going concern.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

In accordance with the Commission Agreement, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long term liability recorded on the transaction.  As of December 31, 2013, $16,985 and $53,840 were recorded for the current and long-term portion, respectively, of the related liability.

In March 2013, the U.S. Environmental Protection Agency (USEPA) began an audit of the Company for the calendar years 2008-2011.  The Company was selected at random for the audit from the USEPA’s database of manufacturing companies located in Clark County, Nevada.  In August 2013, the Company was notified by the USEPA of its initial findings of a “failure to report in a timely manner” and a “failure to provide supplier notification” regarding the usage of two chemicals used in our manufacturing process.  The USEPA found no instances in which the Company had discharged any chemicals into the environment.  The Company is fully cooperating with the USEPA in resolving its failures to report, and has retroactively filed all necessary reports.  In February 2014, the Company accepted the penalty levied by the U.S. Environmental Protection Agency (USEPA) related to the reporting and notification violations noted during the audit of the Company for the calendar years 2008-2011. The total penalty assessed for all years examined by the USEPA was $2,500 and will be reflected in the third quarter fiscal 2014 operating results.

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events per the requirements of Topic 855 and has determined that there are no material subsequent events to be reported.

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

Closed-Cell Polyurethane Foam Tires

We currently manufacture several lines of closed-cell polyurethane foam tires for bicycles, hand trucks, lawn and garden, wheelbarrow, and medical mobility products.  Our closed-cell polyurethane foam products are often referred to as flat-free because they have no inner tube, do not require inflation and will not go flat even if punctured.  Our closed-cell polyurethane foam tires are mounted on the wheel rim in much the same way as a pneumatic tire.  Our closed-cell polyurethane foam products are virtually maintenance free, eliminating the need to make tedious puncture repairs; provide extended tire life; and offer superior energy efficiency compared to rubber based tires.  Foam tires and components accounted for 90.7% of fiscal 2013 sales. Hand truck and wheel barrow products are driving sales growth in this segment during fiscal 2014.

Polyurethane Elastomer Forklift Tires

We have developed solid polyurethane forklift tires made of Elastothane®.  We currently produce and sell over 20 sizes for Class 1, 4 and 5 forklifts.  We believe our tires are superior to rubber tires as they are non-marking, more energy efficient, carry greater load weight than rubber, operate in lower temperature environments and have longer service lives.  Forklift tires accounted for 6.3% of fiscal 2013 sales. Sales in this segment are below expectations during fiscal 2014.

Agricultural Tires

Amerityre has developed two products for the agricultural tire market, one used in irrigation and one used in planting.  Both products have successfully field tested and we are developing sales and marketing strategies and manufacturing plans for these products.  Agricultural tires accounted for 3.0% of fiscal 2013 sales. This segment is producing significant sales growth during fiscal 2014.

Factors Affecting Results of Operations

Our operating expenses consisted primarily of the following:

•
Cost of goods sold, which consist primarily of raw materials, direct labor and manufacturing overhead, including allocations of building rent, depreciation, general liability insurance and other operating costs associated with the production of our products;

•
Research and development expenses, which consist primarily of employee salaries and wages, allocated overhead costs and other engineering costs used in new product development and product improvement projects;

•	Sales and marketing expenses, which consist primarily of employee salaries and wages, sales commissions, travel expenses, allocated overhead costs and other sales and marketing costs;

•
General and administrative expenses, which consist primarily of employee salaries and wages, stock based compensation expense, legal and professional fees, allocated overhead costs and other general and administrative costs; and

•	Other income and expense, which consist primarily of interest expense, gains or losses on the disposal of assets and miscellaneous other income and expenses.

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

Revenue Recognition

Revenue for products is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Generally, we ship most of our products FOB origination.

Valuation of Intangible Assets and Goodwill

At December 31, 2013, we had capitalized patent and trademark costs, net of accumulated amortization, totaling $490,747.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350). We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable. We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  The stock-based compensation expense recognized under ASC 718 for the six months ended December 31, 2013 and 2012 was $35,790 and $43,755, respectively.

Seasonality

A substantial majority of our sales are to customers within the United States. We experience some seasonality in the sale of our closed-cell polyurethane foam tires for bicycles and, lawn and garden products, because sales of these products generally decline during the winter months in the United States.  Sales of our closed-cell polyurethane form tire products generally peak during the spring and summer months typically resulting in greater sales volumes during the third and fourth quarters of the fiscal year. With an expansion of our original equipment manufacturer relationships, the second quarter of fiscal 2014 has shown an increase in sales over previous years.

Results of Operations

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our sales and cash flows.  These key performance indicators include:

•	Net sales, which consists of product sales and equipment sales, if any;

•	Sales, net of returns and trade discounts, which is an indicator of our overall business growth and the success of our sales and marketing efforts;

•	Gross profit, which is an indicator of both competitive pricing pressures and the cost of goods sold of our products and the mix of product and equipment sales and license fees, if any;

•	Growth in our customer base, which is an indicator of the success of our sales efforts; and

•	Distribution of sales across our products offered.

The following summary table presents a comparison of our results of operations for the three and six months ended December 31, 2013 and 2012 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	For the Three Months Ended December 31,			For the Six Months Ended December 31
	2013	2012	Change	2013	2012	Change
Net Sales	$1,260,800	$727,194	73.4%	$2,298,125	$1,640,404	40.1%
Cost of Goods Sold	1,064,624	609,892	74.6%	1,880,143	1,339,984	40.3%
Gross Profit	196,176	117,302	67.2%	417,982	300,420	39.1%
Research & Development Expenses	40,455	53,934	(25.0%)	76,368	75,780	0.78%
Sales & Marketing Expenses	101,966	123,840	(17.7%)	221,654	238,350	(7.0%)
General & Administrative Expenses	207,889	280,589	(25.9%)	435,083	597,845	(27.2%)
Other Income/(Expense)	(39,148)	(3,583)	992.6%	(52,725)	(10,977)	380.3%
Net loss	$(193,282)	$(344,644)	(43.9%)	$(367,848)	$(622,532)	(40.9%)

Three Months Ended December 31, 2013 Compared to December 31, 2012

Net Sales.  Net sales of $1,260,800 for the three months ended December 31, 2013, reflects a 73.4% increase over net sales of $727,194 for the three months ended December 31, 2012. Sales between periods increased largely due to increases in the hand truck, medical mobility and agriculture product lines.

Cost of Goods Sold.  Cost of goods sold for the three months ended December 31, 2013 was $1,064,624 or 84.4% of sales compared to $609,892 or 83.9% of sales for the same period in 2012. As a percent of sales, the cost of goods sold increased 0.5% between periods primarily due to a reallocation of manufacturing overhead costs previously charged to general and administrative expense; a decrease in depreciation expense resulting from fully depreciated assets; a favorable standard cost revaluation adjustment that occurred in 2012; and favorable purchase price variances achieved in 2013.

Gross Profit.  Gross profit for three months ended December 31, 2013 was $196,176 compared to $117,302 for the same period in 2012. Gross profit increased by $78,874 or 67.2% between periods primarily due to the increase in net sales. As a percent of sales, gross profit decreased 0.5% largely due to lower margins on sales to original equipment manufacturer customers.

Research & Development Expenses.  Research and development expenses for the three months ended December 31, 2013 were $40,455 compared to $53,934 for the same period in the prior year. Research and development expenses between periods decreased by $13,479 or 25.0% primarily due to a reduction in salaries resulting from the loss of the company chemist, which was partially offset by the department allocation of costs previously charged to general and administrative expense.

Sales & Marketing Expenses. Sales and marketing expenses for the three months ended December 31, 2013 were $101,966 as compared to $123,840 for the same period in the prior year. Sales and marketing expenses decreased $21,874 between periods primarily due to a reduction in salaries and travel expenses, which was partially offset by the department allocation of costs previously charged to general and administrative expense.

General & Administrative Expenses.  General and administrative expenses for the three months ended December 31, 2013 were $207,889 compared to $280,589 for the same period in 2012. General and administrative expenses decreased $72,700 or 25.9% between periods primarily due to a/an:

•
Decrease of $69,923 from the departmental allocation of certain overhead costs, such as rent, utilities and general liability insurance, previously charged entirely to general and administrative expense.

•	Increase of $9,716 in warranty expense related to tire failures and returns for the forklift product line.
•	Increase of $10,458 in bad debt expense primarily due to a bad debt recovery in the 2012 period.
•	Decrease of $13,716 in consulting and director fees related to special projects.

Other Income/(Expense).  Other income for the three months ended December 31, 2013 was $39,148 compared to $3,583 for the same period in 2012. Other income/(expense) increased $35,565 between periods primarily due to an increase in interest expense of $37,264 resulting from an increase in the number of unsecured notes and short-term borrowings in 2013.

Net Loss.  Net loss for the three months ended December 31, 2013 was $193,282 compared to a net loss of $344,644 for the same period in 2012.  The $151,362 decrease in the net loss between periods is primarily due to the 73.4% increase in sales between the periods.

Six Months Ended December 31, 2013 Compared to December 31, 2012

Net Sales.  Net sales of $2,298,125 for the six months ended December 31, 2013, reflects a 40.1% increase over net sales of $1,640,404 for the six months ended December 31, 2012. Sales between periods increased largely due to increases in the hand truck, wheelbarrow and agriculture product lines.

Cost of Goods Sold.  Cost of goods sold for the six months ended December 31, 2013 was $1,880,143 or 81.8% of sales compared to $1,339,984 or 81.7% of sales for the same period in 2012. As a percent of sales, the cost of goods sold increased 0.1% between periods primarily due to a reallocation of manufacturing overhead costs previously charged to general and administrative expense; a decrease in depreciation expense resulting from fully depreciated assets; a favorable standard cost revaluation adjustment that occurred in 2012; and favorable purchase price variances achieved in 2013.

Gross Profit.  Gross profit for six months ended December 31, 2013 was $417,982 compared to $300,420 for the same period in 2012. Gross profit increased by $117,562 or 39.1% between periods primarily due to the increase in net sales. As a percent of sales, gross profit decreased 0.1% largely due to lower margins on sales to original equipment manufacturer customers.

Research & Development Expenses.  Research and development expenses for the six months ended December 31, 2013 were $76,368 compared to $75,780 for the same period in the prior year. The $588 increase between periods reflects an increase due to the departmental allocation of costs previously charged to general and administrative expense, offset by a decrease in salaries due to the loss of the company chemist.

Sales & Marketing Expenses. Sales and marketing expenses for the six months ended December 31, 2013 were $221,654 as compared to $238,650 for the same period in the prior year. Sales and marketing expenses decreased $16,696 between periods primarily due to a decrease in salaries and travel expenses. The reductions in salaries and travel costs were partially offset by an increase in sales commissions from higher sales volumes; an increase in trade show costs; and an increase due to the departmental allocation of costs previously charged to general and administrative expense.

General & Administrative Expenses.  General and administrative expenses for the six months ended December 31, 2013 were $435,083 compared to $597,845 for the same period in 2012. General and administrative expenses decreased $162,762 or 27.2% between periods primarily due to a/an:

•	Decrease of $90,645 from the departmental allocation of certain overhead costs, such as rent, utilities and general liability insurance, previously charged to general and administrative expense.
•	Decrease of $23,494 in warranty expense related to tire failures and returns for the forklift product line.
•	Reduction in the independent audit fees of $17,969 incurred between the periods.
•	Increase of $38,115 in bad debt expense primarily due to a bad debt recovery in the 2012 period.
•	Decrease of $38,681 in consulting and director fees related to special projects.

Other Income/(Expense).  Other income for the six months ended December 31, 2013 was $52,725 compared to $10,977 for the same period in 2012. Other income/(expense) increased $41,748 between periods primarily due to an increase in interest expense of $43,263 resulting from an increase in the number of unsecured notes and short-term borrowings in 2013.

Net Loss.  Net loss for the six months ended December 31, 2013 was $367,848 compared to a net loss of $622,532 for the same period in 2012.  The $254,684 decrease in the net loss between periods is primarily due to the 40.1% increase in sales between the periods.

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

Cash Flows

The following table sets forth our cash flows for the six months ended December 31, 2013 and 2012.

	For the Six Months Ended December 31,
	2013	2012
Net Cash Used by Operating Activities	$(130,515)	$(443,056)
Net Cash Used by Investing Activities	(22,319)	(160,557)
Net Cash Provided by Financing Activities	217,475	509,042
Net Increase/(Decrease) in Cash During Period	$64,641	$(94,571)

Net Cash Used by Operating Activities.  The primary sources of cash from operating activities during the six months ended December 31, 2013 came from an increase in accounts payable and accrued expenses, and a decrease in inventories. Our primary use of cash for operating activities was an increase in accounts receivable resulting from an increased sales volume.  Net cash used by operating activities was $130,515 for the six months ended December 31, 2013 compared to net cash used by operating activities of $443,056 for the same period in 2012. The decrease in net cash used by operating activities compared to the prior year period is largely due to the $254,684 decrease in the net loss.

Net Cash Used by Investing Activities.  Net cash used by investing activities was $22,319 for the six months ended December 31, 2013 and $160,557 for the same period in 2012.  Our use of cash for the six months ended December 31, 2013 was for the purchase of models and molds used in the manufacturing process.  Our primary uses of cash for the six months ended December 31, 2012 were the purchase of property and equipment, including an automated sandblaster to improve efficiency; a larger curing oven to improve production throughput; and an upgraded telephone system to improve customer service.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $217,475 for the six months ended December 31, 2013 compared to net cash used by financing activities of $509,042 for the same period last year. The primary source of cash for the six months ended December 31, 2013 were proceeds of $507,222 from short-term loans secured by customer purchase orders and a short-term note payable. The primary use of cash for the six months ended December 31, 2013 consisted of $273,470 for the repayment of short-term loans. The primary source of cash for the six months ended December 31, 2012 were proceeds related to the private placement of preferred stock of $814,864. The primary use of cash for the six months ended December 31, 2012 consisted of $300,000 for the redemption of secured convertible promissory notes.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at December 31, 2013.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$66,000	$66,000	$-	$-	$-
Total contractual cash obligations	$66,000	$66,000	$-	$-	$-

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

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At December 31,2013, our total cash was $173,388, none of which is restricted; accounts receivables, net of reserves for bad debt, was $592,821; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $625,768. Our total indebtedness was $1,715,797.  Our total indebtedness at December 31, 2013 includes $660,959 in accounts payable, $684,537 in principal and interest for notes and short-term borrowings, $218,117 in accrued expenses, $16,985 in current portion of long-term debt and $53,840 in long-term debt.

Over the past year, the Company has been working on various proposals to secure short-term loans as well as long-term bank financing and equity based investments. During the third quarter of fiscal 2013, we were reasonably assured that at least $800,000 could be raised in a private offering of unsecured notes.  However we only received $285,000 in cash proceeds from that offering. At the same time, we were informed that the support we anticipated for the bank financing would not be forthcoming. The reduced funding under the private offering along with the lack of support for the bank financing resulted in the reinstatement of the going concern opinion.  In September 2013, we entered into an agreement in principle with a group of investors which would again allow us to pursue long-term bank financing. Preparation of the bank loan application is currently in process; however we have met certain obstacles that have delayed its completion. It is estimated that the loan application process will take another 2-3 months to complete. In the meantime, we will continue to pursue other financing opportunities.

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

The Company has increased its efforts to obtain financing through means that previously were not considered such as preferred stock offerings, structured debt, private equity funding and asset based lending.  On September 30, 2012, we completed a private offering of convertible preferred stock, which generated net proceeds of $1,074,864.  In January 2013, the Company received $285,000 in cash receipts from the sale of unsecured notes. We have also redeemed or converted $655,800 of the $755,800 in secured convertible promissory notes (the “Notes”) placed in September 2010.  Since May 2013, we have entered into a number of short-term loan agreements to obtain funding for the purchase of chemicals for large customer purchase orders.  The majority of these short-term agreements are repaid using the cash receipts from the related customer receivables. Negotiations are currently underway to secure equity financing with an institutional investor, a revolving line of credit with a private investor or an unsecured note with a shareholder group.

At the Annual Stockholder’s Meeting, held on December 4, 2013, the stockholders voted to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 55,000,000 shares to 75,000,000 shares. The increase allows us the capacity to pursue equity offerings of convertible preferred stock and common stock.

In connection with the preparation of our unaudited financial statements for the three and six months ended December 31, 2013, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are not sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period. Moreover, we cannot assure that we will be able to obtain financing on favorable terms or at all. If we cannot obtain equity or bank financing, generate adequate sales of our products or increase our sales through other means, then we may be forced to cease operations.

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

 PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K/A for the year ended June 30, 2013.

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

Dated:  February 11, 2014

AMERITYRE CORPORATION
By:
/s/ Timothy L. Ryan	/s/ L. Wayne Arnett
Timothy L. Ryan Chief Executive Officer (Principal Executive Officer)	L. Wayne Arnett Chief Financial Officer (Principal Financial Officer)