Form 10-Q
period 2014-03-31
AMERITYRE CORP
filed 2014-05-07
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2014

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

The number of shares outstanding of Registrant’s Common Stock as of May 1, 2014: 40,291,620

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

Our unaudited balance sheet at March 31, 2014 and our audited balance sheet at June 30, 2013; the related unaudited statements of operations for the three and nine months ended March 31, 2014 and 2013; and the related unaudited statements of cash flows for the nine months March 31, 2014 and 2013, are attached hereto.

AMERITYRE CORPORATION
Balance Sheets

	March 31, 2014	June 30, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$48,139	$108,747
Accounts receivable - net	452,237	338,242
Accounts receivable - related party - net	20,143	30,018
Inventory - net	498,233	543,752
Deferred cost	47,140	30,000
Prepaid and other current assets	44,168	84,770

Total Current Assets	1,110,060	1,135,529

PROPERTY AND EQUIPMENT
Leasehold improvements	162,683	162,683
Molds and models	818,922	804,359
Equipment	3,106,484	3,109,440
Leased equipment	27,900	27,900
Furniture and fixtures	115,622	100,142
Software	311,632	311,632
Less - accumulated depreciation	(3,986,200)	(3,841,200)

Total Property and Equipment	557,043	674,956

OTHER ASSETS
Patents and trademarks - net	483,682	505,006
Deposits	11,000	11,000

Total Other Assets	494,682	516,006

TOTAL ASSETS	$2,161,785	$2,326,491

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	March 31, 2014	June 30, 2013
	(Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable	$589,206	$493,723
Convertible notes	100,000	100,000
Unsecured notes and short-term borrowings	642,952	409,200
Accrued expenses	170,201	167,931
Current portion of long-term debt	16,359	18,888
Accrued interest	45,747	19,004
Deferred revenue	-	7,293

Total Current Liabilities	1,564,465	1,216,039

Long-term debt	53,840	53,840

Total Long-Term Debt	53,840	53,840

TOTAL LIABILITIES	1,618,305	1,269,879

STOCKHOLDERS' EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding, respectively	-	-
Common stock: 75,000,000 shares authorized of $0.001 par value, 40,241,620 and 39,741,620 shares issued and outstanding, respectively	40,241	39,741
Additional paid-in capital	60,338,115	60,213,599
Retained deficit	(59,834,876)	(59,196,728)

Total Stockholders' Equity	543,480	1,056,612

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,161,785	$2,326,491

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

NET SALES	$1,169,324	$1,030,711

COST OF GOODS SOLD	959,434	859,873

GROSS PROFIT	209,890	170,838

EXPENSES
Research and development	49,471	59,361
Sales and marketing	130,186	138,849
General and administrative	227,116	208,929

Total Expenses	406,773	407,139

LOSS FROM OPERATIONS	(196,883)	(236,301)

OTHER INCOME/(EXPENSE)
Interest expense	(30,919)	(3,938)
Write-off of deferred financing costs	(40,000)	-
Loss on asset disposal	-	-
Miscellaneous income/(expense)	(2,500)	10
Total Other Income/(Expense)	(73,419)	(3,928)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(270,302)	(240,229)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(270,302)	$(240,229)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	40,241,620	37,195,620

The accompanying notes are an integral part of these financial statements.

 AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Nine Months Ended March 31,
	2014	2013

NET SALES	$3,467,451	$2,671,115

COST OF GOODS SOLD	2,839,577	2,199,863

GROSS PROFIT	627,874	471,252

EXPENSES
Research and development	125,839	135,142
Sales and marketing	351,841	377,195
General and administrative	662,200	806,771

Total Expenses	1,139,880	1,319,108

LOSS FROM OPERATIONS	(512,006)	(847,856)

OTHER INCOME/(EXPENSE)
Interest expense	(85,711)	(15,467)
Write-off of deferred financing costs	(40,000)	-
Loss on asset disposal	(1,585)
Miscellaneous income/(expense)	1,154	563
Total Other Income/(Expense)	(126,142)	(14,904)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(638,148)	(862,760)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(638,148)	$(862,760)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	39,925,927	35,584,321

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(638,148)	$(862,760)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	166,324	184,980
Amortization of discount on convertible note	40,970	-
Change in allowance for bad debt	16,135	(33,790)
Common stock issued for services	-	30,250
Stock based compensation related to employee and director options	55,766	58,177
Write-off of deferred financing costs	40,000	-
Gain/Loss on disposal of assets	1,585
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(120,255)	52,022
(Increase)/Decrease in inventory and inventory reserve	45,519	(200,004)
(Increase)/Decrease in prepaid and other current assets	23,462	(13,202)
(Increase)/Decrease in other assets	-	(10,000)
(Decrease)/Increase in accounts payable and accrued expenses	106,383	155,347
Net Cash Used by Operating Activities	(262,259)	(638,980)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(28,672)	(162,057)
Cash paid for patents and trademarks	-	719
Net Cash Used by Investing Activities	(28,672)	(161,338)
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of convertible note payables	-	(350,000)
Proceeds from stock subscriptions - net of issuance costs	-	814,689
Proceeds from short-term borrowings	507,222	285,000
Repayments of short-term borrowings	(273,470)	-
Payments on long-term debt	(2,529)	(7,034)
Preferred stock issuance costs	(900)	-
Net Cash Provided by Financing Activities	230,323	742,655
NET (DECREASE)/INCREASE IN CASH	(60,608)	(57,663)
CASH AT BEGINNING OF PERIOD	108,747	105,838
CASH AT END OF PERIOD	$48,139	$48,175

NON-CASH FINANCING ACTIVITIES

During the nine months ended March 31, 2014 and 2013, the Company paid $15,443 and $11,817 for interest, respectively.  Also, there were no cash payments for taxes for the nine months ended March 31, 2014 and 2013, respectively. The amortization of discount on convertible note relates to the value of the common stock warrants issued under an extension agreement (Note 4). During the nine months ended March 31, 2014 and 2013, the Company amortized $40,970 and $0, respectively, to interest expense related to the discount on convertible note. Under the terms of the Commitment Letter executed in December 2013 (Note 4), the board of directors authorized the issuance of 500,000 shares of common stock to the proposed lender as commitment fees. The total value of the shares issued was $40,000 based on the market closing price on the authorization date of $0.08 per share. The value of the shares issued was treated as a deferred cost on the balance sheet and would have been amortized over the term of the related line of credit. However the line of credit negotiations expired on March 31, 2014 without a successful agreement. As a result, the deferred financing cost related to the Commitment Letter was written-off to Other Expense as of March 31, 2014.

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2014 and June 30, 2013

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2013 Annual Report on Form 10-K.  Operating results for the nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2014.

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

Trade Receivables

We generally charge-off trade receivables that are more than 120 days outstanding as bad-debt expense, unless management believes the amount to be collectable. The charge-off amounts are included in general and administrative expenses.   As of March 31, 2014 and 2013, the reserve for uncollectible accounts was $24,179 and $3,361 respectively.

Stock Based-Compensation Expense

We account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718).  Our financial statements as of and for the three and nine months ended March 31, 2014 and 2013 reflect the impact of ASC 718.  Stock-based compensation expense related to director and employee options recognized under ASC 718 for the nine months ended March 31, 2014 and 2013 was $55,766 and $58,177, respectively.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations.  Stock-based compensation expense recognized in our Statements of Operations for the three and nine months ended March 31, 2014 and 2013 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.  We have awarded some options with a performance requirement and no amounts will be recorded until the requirement is met.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Nine Months Ended March 31,
	2014	2013
Loss (numerator)	$(638,148)	$(862,760)
Shares (denominator)	39,925,927	35,584,321
Per share amount	$(0.02)	$(0.02)

Our outstanding stock options, warrants and shares issuable upon conversion of outstanding convertible notes have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 2,532,572 and 2,937,288 common stock equivalents for the nine months ended March 31, 2014 and 2013, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2014 and June 30, 2013

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

There are no tax positions included in the balance at March 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

Related Party Transactions

Amerityre’s Chairman of the Board and Chief Executive Officer, Timothy L. Ryan, is also the principal owner of Rhino Rubber LLC, a manufacturing and distribution company for solid industrial tires and wheels.  During the nine months ended March 31, 2014 and 2013, Rhino Rubber LLC purchased a total of $6,192 and $5,818, respectively, in tire products from Ameritye.  As of March 31, 2014 and 2013, the accounts receivable balances for Rhino Rubber LLC were $20,143 and $29,494, respectively.

NOTE 3 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	March 31, 2014	June 30, 2013
	(Unaudited)
Raw Materials	$224,357	$230,030
Finished Goods	273,876	313,722
Total Inventory	$498,233	543,752

We had an inventory reserve amount of $78,572 and $62,186 recorded as of March 31, 2014 and June 30, 2013, respectively, for items that were deemed to be slow moving or obsolete based on an analysis of all inventories on hand.

NOTE 4 - NOTES PAYABLE AND SHORT-TERM BORROWINGS

In September 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes had a one year term with simple interest of 6.0%.  The Notes are convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  The Notes are secured by all assets of the Company.  Principal and interest are due at maturity of the Notes if the Notes are not converted.  If the holder elects such conversion, for each two shares in the conversion, the holder shall also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion.  No officers, directors or affiliates of the Company participated in the private placement.  The Notes were sold pursuant to subscription documents between the Company and each investor.  In connection with the private placement of secured convertible promissory notes, on September 15, 2010, the Company issued 142,856 shares of restricted common stock as finders' fees.  The aggregate value of the shares issued as finders’ fees was $50,000, based on the closing price of $0.36 per share.  As of March 31, 2014, $460,000 of the Notes were redeemed; $195,800 of the Notes converted into 559,429 shares of common stock; and $100,000 of the Notes had an extended maturity until March 31, 2014 and were due and payable as of that date.  Interest due on the Notes as of March 31, 2014 was $6,750.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2014 and June 30, 2013

NOTE 4 - NOTES PAYABLE AND SHORT-TERM BORROWINGS, Continued

Under the terms of the agreement to extend the remaining $100,000 secured convertible promissory note, the note holder received 500,000 common stock warrants and $6,500 in accrued interest and fees. The value of the warrants issued was $40,970, using the Black Scholes valuation method, and is amortized to interest expense over the extension period. As of March 31, 2014, the discount on convertible note was fully amortized to interest expense.

In February 2013, we closed a private placement of unsecured promissory notes (the “Unsecured Notes”). We sold an aggregate of $285,000 in Unsecured Notes. The Unsecured Notes mature on June 30, 2014 with a simple interest of 12 percent and no convertible provision. Interest due on the Unsecured Notes as of March 31, 2014 was $32,350.

During the nine months ended March 31, 2014, we entered into four short-term loan agreements (the “Loan Agreements”) with stockholders to finance bulk chemical purchases for large customer orders. The Loan Agreements are secured by customer purchase orders and use a 2.0% factoring rate to determine the amount of the repayment. As of March 31, 2014, the Company had $233,752 in Loan Agreements outstanding. Interest due on the Loan Agreements as of March 31, 2014 was $2,424.

In December 2013, we executed a Commitment Letter with a private lender commencing negotiations for a $1,000,000 line of credit. Under the terms of the Commitment Letter, the board of directors authorized the issuance of 500,000 shares of common stock to the lender as commitment fees. The total value of the shares issued was $40,000 based on the market closing price on the authorization date of $0.08 per share. The value of the shares issued was treated as a deferred cost on the balance sheet and would have been amortized over the term of the related line of credit. However the line of credit negotiations expired on March 31, 2014 without a successful agreement. As a result, the deferred financing cost related to the Commitment Letter was written-off to Other Expense. In connection with the Commitment Letter, we entered into a short-term loan agreement with the private lender (the “Lender Agreement”) for $150,000. The Lender Agreement matured on March 31, 2014 and was due and payable as of that date. It is secured by company assets and bears a simple interest rate of three percent. Interest due on the Lender Agreement as of March 31, 2014 was $375.

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

During the nine months ended March 31, 2014, no stock options were issued.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2014 and June 30, 2013

NOTE 6 - STOCK OPTIONS AND WARRANTS, Continued

We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

Risk free interest rate	0.41	–	0.75%
Expected life	3.0	–	5.0	years
Expected volatility	72.93	–	84.38%
Dividend yield			0.00%

A summary of the status of our outstanding stock options as of March 31, 2014 and June 30, 2013 and changes during the periods then ended is presented below:

	March 31, 2014		June 30, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	1,904,000	$0.23	2,579,000	$0.45
Granted	-	$0.00	300,000	$0.26
Expired/Cancelled	(300,000)	$0.50	(975,000)	$0.81
Exercised	-	$0.00	-	$0.00
Outstanding end of period	1,604,000	$0.18	1,904,000	$0.23
Exercisable	1,204,000	$0.19	1,204,000	$0.19

The following table summarizes the range of outstanding and exercisable options as of March 31, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2014	Weighted Average Remaining Contractual Life
$0.17	650,000	0.25	$0.17	650,000	0.25
$0.17	400,000	1.25	$0.17	400,000	1.25
$0.17	400,000	2.25	$0.00	-	-
$0.29	154,000	1.25	$0.29	154,000	1.25
	1,604,000			1,204,000

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

As of March 31, 2014, $195,800 of the secured convertible promissory notes (the “Notes”) converted to common stock. In accordance with the terms of the Notes, upon conversion, the Company issued 279,715 two-year $0.60 common stock warrants.

As of March 31, 2014, all of the warrants issued upon conversion of the secured convertible promissory notes had expired and 500,000 common stock warrants were outstanding.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2014 and June 30, 2013

NOTE 7 – CASH POSITION, OUTSTANDING INDEBTEDNESS AND FUTURE CAPITAL REQUIREMENTS

At March 31, 2014, our total cash was $48,139, none of which is restricted and our total indebtedness was $1,618,305.  Our total indebtedness at March 31, 2014 includes $589,206 in accounts payable; $788,699 in principal and interest for secured convertible promissory notes, unsecured promissory notes and short-term borrowings; $170,201 in accrued expenses; $16,359 in current portion of long-term debt; and $53,840 in long-term debt.

On December 13, 2013, the Board of Directors approved a resolution designating 2,000,000 shares of preferred stock, $0.001 par value, as 2013 Series Convertible Preferred Stock (the “2013 Series Shares”).  On December 18, 2013, the Company filed a
Certificate of Designation with the Nevada Secretary of State for the 2013 Series Convertible Preferred Stock.  The Certificate of Designation was approved by the Nevada Secretary of State on December 19, 2013.  The 2013 Series Shares have voting rights only on any matters directly affecting the rights and privileges of the 2013 Series Shares.  The 2013 Series Shares have a liquidation preference amounting to a return of the initial par value per share only, with no further participation in any distributions to other shareholders.  Any issued 2013 Series Shares will convert to the Company’s common stock at a ratio of ten shares of common stock for each share of the 2013 Series Shares (1) at any time at the election of the holder; or (2) automatically on the date that is six years after the date of original issuance of the shares.

The 2013 Series Shares were offered and sold in reliance on the exemption from registration under Securities and Exchange Commission Rule 506, Regulation D.  As of the close of the private placement on April 8, 2014, the Company had received cash deposits and issued a stock certificate for the purchase of all 2,000,000 of the 2013 Series Shares.  As of this filing, proceeds from the private placement of the 2013 Series Shares were $1,981,960, net of issuance costs of $18,040.  No underwriter participated in the placement and no commissions were paid.

Over the past eighteen months, we have restructured our sales group to focus on specific market segments to increase sales and profit margins. This sales strategy includes targeting original equipment manufacturers (OEM) across several product lines and select price increases on lower margin products. The additional funding mentioned above improves our balance sheet and affords us a greater opportunity to obtain OEM contracts from customers previously concerned about our financial stability. In addition, we have expanded our participation in select trade shows in order to expand the market for our agricultural products, which is currently the fastest growing segment of our business. With the additional cash resources, we can also maintain adequate chemical and finished goods inventory levels to support sales growth opportunities previously lost due to depleted inventory levels. The additional cash resources will also provide us with the ability to leverage our suppliers in order to obtain lower costs for chemicals and components and improved credit terms. Our research and development efforts have focused largely on product redesign to reduce product costs and improve product quality. We believe that these long-term business strategies will allow us to achieve a positive cash flow over the next six to nine months.

In connection with the preparation of our financial statements for the quarter ended March 31, 2014, we have analyzed our cash needs for the next twelve  months. We believe that our current cash position and forecasted cash flow from operations is adequate to meet our cash requirements for at least the next twelve months.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

In accordance with the Commission Agreement, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long term liability recorded on the transaction.  As of March 31, 2014, $16,359 and $53,840 were recorded for the current and long-term portion, respectively, of the related liability.

In March 2013, the U.S. Environmental Protection Agency (USEPA) began an audit of the Company for the calendar years 2008-2011.  The Company was selected at random for the audit from the USEPA’s database of manufacturing companies located in Clark County, Nevada.  In August 2013, the Company was notified by the USEPA of its initial findings of a “failure to report in a timely manner” and a “failure to provide supplier notification” regarding the usage of two chemicals used in our manufacturing process.  The USEPA found no instances in which the Company had discharged any chemicals into the environment.  The Company is fully cooperating with the USEPA in resolving its failures to report, and has retroactively filed all necessary reports.  In February 2014, the Company accepted the penalty levied by the U.S. Environmental Protection Agency (USEPA) related to the reporting and notification violations noted during the audit of the Company for the calendar years 2008-2011. The total penalty assessed for all years examined by the USEPA was $2,500 and is reflected in the operating results as of March 31, 2014.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2014 and June 30, 2013

NOTE 9 – SUBSEQUENT EVENTS

On December 13, 2013, the Board of Directors approved a resolution designating 2,000,000 shares of preferred stock, $0.001 par value, as 2013 Series Convertible Preferred Stock (the “2013 Series Shares”).  On December 18, 2013, the Company filed a Certificate of Designation with the Nevada Secretary of State for the 2013 Series Convertible Preferred Stock.  The Certificate of Designation was approved by the Nevada Secretary of State on December 19, 2013.  The 2013 Series Shares have voting rights only on any matters directly affecting the rights and privileges of the 2013 Series Shares.  The 2013 Series Shares have liquidation preference amounting to a return of the initial par value per share only, with no further participation in any distributions to other shareholders.  Any issued 2013 Series Shares will convert to the Company’s common stock at a ratio of ten shares of common stock for each share of the 2013 Series Shares (1) at any time at the election of the holder; or (2) automatically on the date that is six years after the date of original issuance of the shares. The 2013 Series Shares were offered and sold in reliance on the exemption from registration under Securities and Exchange Commission Rule 506, Regulation D.  As of the close of the private placement on April  8, 2014, the Company had received cash deposits and issued a stock certificate for the purchase of all 2,000,000 of the 2013 Series Shares.  As of this filing, proceeds from the private placement of the 2013 Series Shares were $1,981,960, net of issuance costs of $18,040.  No underwriter participated in the placement and no commissions were paid.

In April 2014, the Company extinguished its debt that was due and payable as of March 31, 2014, including principal and interest on $100,000 in secured convertible promissory notes; principal and interest on $233,752 in short-term loan agreements with shareholders; and principal and interest on $150,000 on a short-term loan agreement with a private lender.

On April 15, 2014, the Company sold 50,000 shares of its common stock to one of its distributors for $0.07 per share, based on the market closing price as of the preceding day. The total cash received from the sale of the shares was $3,500.

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

Closed-Cell Polyurethane Foam Tires

We currently manufacture several lines of closed-cell polyurethane foam tires for bicycles, hand trucks, lawn and garden, wheelbarrow, and medical mobility products.  Our closed-cell polyurethane foam products are often referred to as flat-free because they have no inner tube, do not require inflation and will not go flat even if punctured.  Our closed-cell polyurethane foam tires are mounted on the wheel rim in much the same way as a pneumatic tire.  Our closed-cell polyurethane foam products are virtually maintenance free, eliminating the need to make tedious puncture repairs; provide extended tire life; and offer superior energy efficiency compared to rubber based tires.  Foam tires and components accounted for 90.7% of fiscal 2013 sales. Our foam tire products continue to lead sales growth in dollars for fiscal 2014. For the nine months ended March 31, 2014, hand truck, wheelbarrow and lawn and garden products accounted for approximately 35.0%, 14.1% and 13.9% of total net sales, respectively.

Polyurethane Elastomer Forklift Tires

We have developed solid polyurethane forklift tires made of Elastothane®.  We currently produce and sell over 20 sizes for Class 1, 4 and 5 forklifts.  We believe our tires are superior to rubber tires as they are non-marking, more energy efficient, carry greater load weight than rubber, operate in lower temperature environments and have longer service lives.  Forklift tires accounted for 6.3% of fiscal 2013 sales. Sales in this segment are below expectations during fiscal 2014, largely due to the tire failures that occurred in fiscal 2013. We believe that the production problems that contributed to the failures have been resolved. Full scale sales and marketing efforts are expected to resume in fiscal 2015. For the nine months ended March 31, 2014, forklift sales accounted for approximately 2.0% of total net sales.

Agricultural Tires

Amerityre has developed two products for the agricultural tire market, one used in irrigation and one used in planting.  Both products have successfully field tested and we are developing sales and marketing strategies and manufacturing plans for these products.  Agricultural tires accounted for 3.0% of fiscal 2013 sales. Our agricultural tire products were second in sales growth in dollars for fiscal 2014, but had the highest percentage growth overall. For the nine months ended March 31, 2014, agricultural products accounted for approximately 13.9% of total net sales.

Factors Affecting Results of Operations

Our operating expenses consisted primarily of the following:

·
Cost of goods sold, which consist primarily of raw materials, direct labor and manufacturing overhead, including allocations of building rent, depreciation, general liability insurance and other operating costs associated with the production of our products;

·
Research and development expenses, which consist primarily of employee salaries and wages, allocated overhead costs and other engineering costs used in new product development and product improvement projects;

·	Sales and marketing expenses, which consist primarily of employee salaries and wages, sales commissions, travel expenses, allocated overhead costs and other sales and marketing costs;

·
General and administrative expenses, which consist primarily of employee salaries and wages, stock based compensation expense, legal and professional fees, allocated overhead costs and other general and administrative costs; and

·	Other income and expense, which consist primarily of interest expense, gains or losses on the disposal of assets and miscellaneous other income and expenses.

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

Valuation of Intangible Assets and Goodwill

At March 31, 2014, we had capitalized patent and trademark costs, net of accumulated amortization, totaling $483,682.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  We evaluate the recoverability of intangibles and review the amortization period on a continual basis utilizing the guidance of Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350). We test our patents and trademarks for impairment at least annually and whenever events or changes in circumstances indicated that the carrying value may not be recoverable. We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  The stock-based compensation expense recognized under ASC 718 for the nine months ended March 31, 2014 and 2013 was $55,766 and $58,177, respectively.

Seasonality

A substantial majority of our sales are to customers within the United States. We experience some seasonality in the sale of our closed-cell polyurethane foam tires for bicycles and, lawn and garden products, because sales of these products generally decline during the winter months in the United States.  Sales of our closed-cell polyurethane form tire products generally peak during the spring and summer months typically resulting in greater sales volumes during the third and fourth quarters of the fiscal year. With an expansion of our original equipment manufacturer relationships and agricultural product lines, the third quarter of fiscal 2014 has shown an increase in sales over previous years.

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

The following summary table presents a comparison of our results of operations for the three and nine months ended March 31, 2014 and 2013 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	For the Three Months Ended March 31,			For the Nine Months Ended March 31
	2014	2013	Change	2014	2013	Change
Net Sales	$1,169,324	$1,030,711	13.4%	$3,467,451	$2,671,115	29.8%
Cost of Goods Sold	959,434	859,873	11.6%	2,839,577	2,199,863	29.1%
Gross Profit	209,890	170,838	22.9%	627,874	471,252	33.2%
Research & Development Expenses	49,471	59,361	(16.7%)	125,839	135,142	(6.9%)
Sales & Marketing Expenses	130,186	138,849	(6.2%)	351,841	377,195	(6.7%)
General & Administrative Expenses	227,116	208,929	8.7%	662,200	806,771	(17.9%)
Other Income/(Expense)	(73,419)	(3,938)	1769.1%	(126,142)	(14,904)	746.4%
Net loss	$(270,302)	$(240,229)	12.5%	$(638,148)	$(862,760)	(26.0%)

Three Months Ended March 31, 2014 Compared to March 31, 2013

Net Sales.  Net sales of $1,169,324 for the three months ended March 31, 2014, reflects a 13.4% increase over net sales of $1,030,711 for the three months ended March 31, 2013. Sales between periods increased largely due to increases in the agricultural, hand truck and medical mobility product lines.  Agricultural, hand truck and medical mobility product sales for the three months ended March 31, 2014 increased approximately 1,657.7%, 75.0% and 63.9%, respectively, over the same period in the prior year. For the three months ended March 31, 2014, agricultural products accounted for approximately 29.3% of total net sales. The hand truck and medical mobility accounted for approximately 27.4% and 8.1% of total net sales, respectively. Increases in the agricultural, hand truck and medical mobility product lines were partially offset by decreases between the periods for the bicycle and fork lift product lines. For the three months ended March 31, 2014, net sales for the bicycle and fork lift product lines decreased 77.8% and 54.4%, respectively, over the same period in the prior year and accounted for 7.5% and 1.2% of total net sales, respectively.

Cost of Goods Sold.  Cost of goods sold for the three months ended March 31, 2014 was $959,434 or 82.1% of sales compared to $859,873 or 83.4% of sales for the same period in 2013. As a percent of sales, the cost of goods sold decreased 1.37% between periods primarily due to a reallocation of manufacturing overhead costs previously charged to general and administrative expense and a decrease in depreciation expense resulting from fully depreciated assets.

Gross Profit.  Gross profit for three months ended March 31, 2014 was $209,890 compared to $170,838 for the same period in 2013. Gross profit increased by $39,052 or 22.9% between periods primarily due to the increase in net sales. As a percent of sales, gross profit increased 1.37% primarily due to increased sales volume on higher margin products.

Research & Development Expenses.  Research and development expenses for the three months ended March 31, 2014 were $49,471 compared to $59,361 for the same period in the prior year. Research and development expenses between periods decreased by $11,890 or 16.7% primarily due to a reduction in salaries, which was partially offset by the department allocation of costs previously charged to general and administrative expense.

Sales & Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2014 were $130,186 as compared to $138,849 for the same period in the prior year. Sales and marketing expenses decreased $8,663 between periods primarily due to a reduction in salaries and travel expenses, which was partially offset by the department allocation of costs previously charged to general and administrative expense. The decrease in sales and marketing expenses for the three months ended March 31, 2014 was partially offset by an increase in trade show costs resulting from an expansion in trade show marketing efforts.

General & Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2014 were $227,116 compared to $208,929 for the same period in 2013. General and administrative expenses increased $18,187 or 8.7% between periods primarily due to a/an:

·	Increase of $35,627 in bad debt expense primarily due to a change in a distributor agreement and collection agency fees.
·	Increase of $12,629 in depreciation expense resulting from an upgrade in software and computer equipment acquired to improve employee efficiency.
·	Increase of $2,238 in finance charges related to merchant fees on credit card receipts.
·	Decrease of $27,500 in director compensation associated with special project work.

Other Income/(Expense).  Other income for the three months ended March 31, 2014 was $73,419 compared to $3,928 for the same period in 2013. Other income/(expense) increased $69,491 between periods primarily due to an increase in interest expense of $26,981 related to short-term borrowings and note payables; a non-recurring write-off of deferred financing costs of $40,000; and the settlement of the U.S. Environmental Protection Agency claim of $2,500.

Net Loss.  Net loss for the three months ended March 31, 2014 was $270,302 compared to a net loss of $240,229 for the same period in 2013.  The $30,073 increase in the net loss between periods was primarily due to non-recurring charges including the write-off of deferred financing costs of $40,000 and the bad debt charges of $35,627.

Nine Months Ended March 31, 2014 Compared to March 31, 2013

Net Sales.  Net sales of $3,467,451 for the nine months ended March 31, 2014, reflects a 29.8% increase over net sales of $2,671,115 for the nine months ended March 31, 2013. Sales between periods increased largely due to increases in the agricultural, hand truck and medical mobility product lines.  Agricultural, hand truck and lawn and garden product sales for the three months ended March 31, 2014 increased 1,465.7%, 79.6% and 14.9%, respectively, over the same period in the prior year. For the three months ended March 31, 2014, hand truck products accounted for approximately 35.0% of total net sales. While lawn and garden and agricultural products accounted for approximately 14.1% and 13.9% of total net sales, respectively. Increases in the agricultural, hand truck and lawn and garden product lines were partially offset by decreases between the periods for the fork lift and wheelbarrow product lines. For the three months ended March 31, 2014, net sales for the fork lift and wheelbarrow product lines decreased approximately 62.1% and 22.0%, respectively, over the same period in the prior year and accounted for 2.0% and 16.9% of total net sales, respectively.

Cost of Goods Sold.  Cost of goods sold for the nine months ended March 31, 2014 was $2,839,577 or 81.9% of sales compared to $2,199,863 or 82.3% of sales for the same period in 2013. As a percent of sales, the cost of goods sold decreased 0.4% between periods primarily due to a reallocation of manufacturing overhead costs previously charged to general and administrative expense; a decrease in depreciation expense resulting from fully depreciated assets; a decrease damaged returns primarily related to the forklift product line; an unfavorable purchase price variance; and an increase in plant operation salaries.

Gross Profit.  Gross profit for nine months ended March 31, 2014 was $627,874 compared to $471,252 for the same period in 2013. Gross profit increased by $156,622 or 33.2% between periods primarily due to the increase in net sales. As a percent of sales, gross profit decreased 0.5% largely due to lower margins on sales to original equipment manufacturer customers.

Research & Development Expenses.  Research and development expenses for the nine months ended March 31, 2014 were $125,839 compared to $135,142 for the same period in the prior year. The $9,303 decrease between periods primarily reflects a decrease in salaries, which was partially offset by an increase in the departmental allocation of costs previously charged to general and administrative expense.

Sales & Marketing Expenses. Sales and marketing expenses for the nine months ended March 31, 2014 were $351,841 as compared to $377,195 for the same period in the prior year. Sales and marketing expenses decreased $25,354 between periods primarily due to a decrease in salaries and travel expenses. The reductions in salaries and travel costs were partially offset by an increase in sales commissions from higher sales volumes; an increase in trade show costs; and an increase due to the departmental allocation of costs previously charged to general and administrative expense.

General & Administrative Expenses.  General and administrative expenses for the nine months ended March 31, 2014 were $662,200 compared to $806,771 for the same period in 2013. General and administrative expenses decreased $144,572 or 17.9% between periods primarily due to a/an:

·	Decrease of $116,799 from the departmental allocation of certain overhead costs, such as rent, utilities and general liability insurance, previously charged to general and administrative expense.
·	Decrease of $23,494 in warranty expense related to tire failures and returns for the forklift product line.
·	Reduction in the independent audit fees of $21,638 incurred between the periods.
·	Increase of $73,742 in bad debt expense primarily due to a bad debt recovery in fiscal 2013.
·	Decrease of $32,563 in consulting fees related to special projects.

Other Income/(Expense).  Other income for the nine months ended March 31, 2014 was $126,142 compared to $14,904 for the same period in 2013. Other income/(expense) increased $111,238 between periods primarily due to an increase in interest expense of $70,244 resulting from an increase in the number of unsecured notes and short-term borrowings; and non-recurring charges including the $40,000 write-off of deferred financing costs and a $2,500 settlement related to the U.S. Environmental Protection Agency claim.

Net Loss.  Net loss for the nine months ended March 31, 2014 was $638,148 compared to a net loss of $862,760 for the same period in 2013.  The $224,612 decrease in the net loss between periods is largely due to the 29.8% increase in sales between the periods. The net loss between periods would have been less except for the non-recurring charges including the write-off of deferred financing costs of $40,000 and the bad debt charges of $35,627.

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

Cash Flows

The following table sets forth our cash flows for the nine months ended March 31, 2014 and 2013.

	For the Nine Months Ended March 31,
	2014	2013
Net Cash Used by Operating Activities	$(262,259)	$(638,980)
Net Cash Used by Investing Activities	(28,672)	(161,338)
Net Cash Provided by Financing Activities	230,323	742,655
Net Increase/(Decrease) in Cash During Period	$(60,608)	$(57,663)

Net Cash Used by Operating Activities.  The primary sources of cash from operating activities during the nine months ended March 31, 2014 came from a decrease in prepaid expenses and other current assets of $23,462; an increase in accounts payable and accrued expenses of $106,383; and a decrease in inventories of $45,519. Our primary use of cash for operating activities was an increase in accounts receivable of $120,255, resulting from an increased sales volume.  Net cash used by operating activities was $262,259 for the nine months ended March 31, 2014 compared to net cash used by operating activities of $638,980 for the same period in 2013. The decrease in net cash used by operating activities compared to the prior year period is largely due to the $224,612 decrease in the net loss.

Net Cash Used by Investing Activities.  Net cash used by investing activities was $28,672 for the nine months ended March 31, 2014 and $161,338 for the same period in 2013.  Our use of cash for the nine months ended March 31, 2014 was for the purchase of models and molds used in the manufacturing process.  Our primary uses of cash for the nine months ended March 31, 2013 were the purchase of property and equipment, including an automated sandblaster to improve efficiency; a larger curing oven to improve production throughput; and an upgraded telephone system to improve customer service.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $230,323 for the nine months ended March 31, 2014 compared to net cash provided by financing activities of $742,655 for the same period last year. The primary source of cash for the nine months ended March 31, 2014 were proceeds of $507,222 from short-term loans secured by customer purchase orders and a short-term note payable. The primary use of cash for the nine months ended March 31, 2014 consisted of $273,470 for the repayment of short-term loans. The primary source of cash for the nine months ended March 31, 2013 were proceeds related to the private placement of preferred stock of $814,689. The primary use of cash for the nine months ended March 31, 2013 consisted of $350,000 for the redemption of secured convertible promissory notes.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at March 31, 2014.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$33,000	$33,000	$-	$-	$-
Total contractual cash obligations	$33,000	$33,000	$-	$-	$-

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

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At March 31, 2014, our total cash was $48,139, none of which is restricted and our total indebtedness was $1,618,305.  Our total indebtedness at March 31, 2014 includes $589,206 in accounts payable; $788,699 in principal and interest for secured convertible promissory notes, unsecured promissory notes and short-term borrowings; $170,201 in accrued expenses; $16,359 in current portion of long-term debt; and $53,840 in long-term debt.

On December 13, 2013, the Board of Directors approved a resolution designating 2,000,000 shares of preferred stock, $0.001 par value, as 2013 Series Convertible Preferred Stock (the “2013 Series Shares”).  On December 18, 2013, the Company filed a Certificate of Designation with the Nevada Secretary of State for the 2013 Series Convertible Preferred Stock.  The Certificate of Designation was approved by the Nevada Secretary of State on December 19, 2013.  The 2013 Series Shares have voting rights only on any matters directly affecting the rights and privileges of the 2013 Series Shares.  The 2013 Series Shares have liquidation preference amounting to a return of the initial par value per share only, with no further participation in any distributions to other shareholders.  Any issued 2013 Series Shares will convert to the Company’s common stock at a ratio of ten shares of common stock for each share of the 2013 Series Shares (1) at any time at the election of the holder; or (2) automatically on the date that is six years after the date of original issuance of the shares.

The 2013 Series Shares were offered and sold in reliance on the exemption from registration under Securities and Exchange Commission Rule 506, Regulation D.  As of the close of the private placement on April 8, 2014, the Company had received cash deposits and issued a stock certificate for the purchase of all 2,000,000 of the 2013 Series Shares.  As of this filing, proceeds from the private placement of the 2013 Series Shares were $1,981,960, net of issuance costs of $18,040.  No underwriter participated in the placement and no commissions were paid.

Over the past eighteen months, we have restructured our sales group to focus on specific market segments to increase sales and profit margins. This sales strategy includes targeting original equipment manufacturers (OEM) across several product lines and select price increases on lower margin products. The additional funding mentioned above improves our balance sheet and affords us a greater opportunity to obtain OEM contracts from customers previously concerned about our financial stability. In addition, we have expanded our participation in select trade shows in order to expand the market for our agricultural products, which is currently the fastest growing segment of our business. With the additional cash resources, we can also maintain adequate chemical and finished goods inventory levels to support sales growth opportunities previously lost due to depleted inventory levels. The additional cash resources will also provide us with the ability to leverage our suppliers in order to obtain lower costs for chemicals and components and improved credit terms. Our research and development efforts have focused largely on product redesign to reduce product costs and improve product quality. We believe that these long-term business strategies will allow us to achieve a positive cash flow over the next six to nine months.

In connection with the preparation of our financial statements for the quarter ended March 31, 2014, we have analyzed our cash needs for the next twelve months. We believe that our current cash position and forecasted cash flow from operations is adequate to meet our cash requirements for at least the next twelve months.

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

Dated:  May 7, 2014

AMERITYRE CORPORATION
By:
/s/ Timothy L. Ryan	/s/ L. Wayne Arnett
Timothy L. Ryan Chief Executive Officer (Principal Executive Officer)	L. Wayne Arnett Chief Financial Officer (Principal Financial Officer)