Form 10-K
period 2014-06-30
AMERITYRE CORP
filed 2014-09-29
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

On September 23, 2014, there were 41,441,620 shares of common stock of the Registrant outstanding. As of December 31, 2013, the Registrant’s most recent second quarter, there were 38,009,346 shares of common stock of the Registrant held by non-affiliates outstanding with a market value $2,280,561 (based upon the closing price of $0.06 per share of common stock as quoted on the NASD: OTCBB).

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement, which will be issued in connection with the 2014 Annual Meeting of Shareholders of Amerityre Corporation, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMERITYRE CORPORATION
2014 ANNUAL REPORT ON FORM 10-K

AMERITYRE CORPORATION
2014 ANNUAL REPORT ON FORM 10-K

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

Amerityre engages in the research and development, manufacturing and sale of polyurethane tires.  We believe that we have developed unique polyurethane formulations that allow us to make products with superior performance characteristics, including abrasion resistance, energy efficiency and load-bearing capabilities, than conventional rubber tires.  We also believe that our manufacturing processes are more energy efficient than the traditional rubber tires manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure that are necessary to cure rubber. Using our polyurethane technologies, we believe tires can be produced which last longer, are less susceptible to failure, are friendly to the environment, and offer improved fuel economy.

Products

Our polyurethane material technology is based on two proprietary formulations; closed-cell polyurethane foam, which is a lightweight material with high load-bearing capabilities for low duty cycle applications; and Elastothane®, a high performance polyurethane elastomer with high load-bearing capabilities for high duty applications.  We are concentrating on three segments of the tire market: closed-cell polyurethane foam tires, polyurethane elastomer forklift and skid steer tires and agricultural tires.

Closed-Cell Polyurethane Foam Tires

We currently manufacture several lines of closed-cell polyurethane foam tires for bicycles, hand trucks, lawn and garden, wheelbarrow, personnel carriers, and medical mobility products.  Our closed-cell polyurethane foam products are often referred to as flat-free because they have no inner tube, do not require inflation and will not go flat even if punctured.  Our closed-cell polyurethane foam tires are mounted on the wheel rim in much the same way as a pneumatic tire.  Our closed-cell polyurethane foam products are virtually maintenance free, eliminating the need to make tedious puncture repairs; provide extended tire life; and offer superior energy efficiency compared to rubber based tires.  Closed cell foam tires and components accounted for 84.6% of fiscal 2014 revenues.

Polyurethane Elastomer Forklift Tires

We have developed solid polyurethane forklift tires made of Elastothane®.  We currently produce and sell over 20 sizes for Class 1, 4 and 5 forklifts.  We believe our tires are superior to rubber tires as they are non-marking, more energy efficient, carry greater load weight, operate in lower temperature environments and have longer service lives.  Forklift tires accounted for 3.0% of fiscal 2014 revenues.

Agricultural Tires

Amerityre has developed two products for the agricultural tire market, one used in irrigation and one used in planting.  Both products have successfully field tested and we are developing sales and marketing strategies and manufacturing plans for these products.  Agricultural tires accounted for 12.4% of fiscal 2014 revenues.

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

In addition to the chemical raw materials, we purchase steel and plastic wheel components for use in tire and wheel assemblies.  We purchase these components from multiple domestic and overseas suppliers.

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

Information Systems

We use commercial computer aided design (CAD) and finite element analysis (FEA) software in connection with engineering and designing our products.  This software allows us to integrate our proprietary manufacturing and production data with our design technology, enabling our engineering department to leverage our previous manufacturing and test results to predict the performance characteristics of new product designs and product improvements.  For general business purposes, we use commercially available software for financial, distribution, manufacturing, customer relationships and payroll management.

Sales, Marketing and Distribution

We have one full-time sales person and three independent sales representatives actively targeting customers that utilize tires in significant volume.  Senior Management is also working to establish broader distribution for our products by contacting major regional distributors, retail cooperatives and chains that distribute and otherwise sell our products.  We currently distribute directly from our manufacturing facility in Boulder City, Nevada and in the past from an independent, contracted warehouse in Ravenna, Ohio.  This contract distribution point was unable to support customer requirements, became ineffective and stopped operations in the second quarter of 2014.  In order to keep commitments to customers and keep revenue growth positive, distribution and other related services were transferred to Rhino Rubber in Akron, Ohio.  Costs for these services were limited to freight, shipping and labor for mounting services.  All storage and other fees were waived by Rhino Rubber.

Internationally, we have distribution established in Canada, Asia, along with distribution partners in Sweden, Germany and Italy. We continue to seek additional international sales and marketing partners to expand the worldwide sales and distribution of our products.

Customers

We have two customers who accounted for 21% and 22% of our sales for the years ended June 30, 2014 and 2013, respectively.    In general, our customers are comprised of OEMs of lawn and garden products, and outdoor power equipment, regional distributors, retail cooperatives and chains that sell lawn and garden products, bicycle tires and hand truck tires to the aftermarket.

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

As we enter the agricultural tire market, we have found the market leader is Titan Tire USA, a global manufacture of agriculture pneumatic tire and wheel assemblies.  In addition, Rhino Gator, BB Metal Works, Mach II are North American competitors offering various types of flat free tire solutions.

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

Patents

Set forth in the schedule below are patents that have been issued or for which a patent application is pending with respect to our technology.

Description of Patent	U.S. Patent App/Serial No.	Issued Date or Date Filed	Brief Description/Purpose
Improved Method and Apparatus for Making Tires and the Like	6,165,397	12/26/2000	Applies to pouring the material at the inside diameter (where the tire starts) during the manufacturing process.
Run-Flat Tire with Elastomeric Inner Support	6,679,306	1/20/2004	Applies to a polyurethane insert within a tire to create a “run-flat” system.
Method and Apparatus for Vacuum Forming a Wheel from a Urethane Material	7,377,596	5/27/2008
Applies to the method we employ to coat a light gauge steel or aluminum wheel by evacuating air from the mold while moving material through the mold utilizing a vacuum process to eliminate pockets of air within the matrix of the material. The resulting product becomes a “Composite” wheel.

Elastomeric Tire with Arch Shaped Shoulders	6,971,426	12/06/2005	Applies the design of the Arcus® run-flat tire (the first polyurethane elastomer tire to run with or without air).
Method for Manufacturing a Tire with Belts, Plies and Beads Using a Pre-cured Elastomer and Cold Rolling Method	6,974,519	12/13/2005	Applies to how we put the plies, beads and belts on a mandrel or bladder to be placed inside a mold for manufacturing a tire.
Plies Sleeve for Use in Forming an Elastomeric Tire	7,438,961	1/10/2006	Applies to the how the tire beads and tire plies are assembled prior to putting them on a mandrel or a core/bladder.
Improved Vacuum Forming Apparatus for Vacuum Forming a Tire, Wheel or Other Item from an Elastomeric Material	7,527,489	5/5/2009	Applies to an improvement in the vacuum forming equipment used to manufacture a tire and other items.
Method for Vacuum Forming an Elastomeric Tire	8,114,330	2/14/2012	Applies to polyurethane tires and methods we employ to evacuate air from mold while moving material through the mold.
Run Flat Tire Insert System	7,398,809	7/15/2008	Applies to how to utilize an insert on a wheel within a corresponding pneumatic tire.
Method and Apparatus for Vacuum Forming an Elastomeric Tire	7,399,172	7/15/2008
Applies to polyurethane tires and the method we employ to evacuate air from the mold while moving material through the mold utilizing a vacuum process to eliminate air pockets within the matrix of the material.

Method for Filling a Tire and Wheel with a Closed-Cell Foam	Pending	10/31/2008	Applies to how filling a tire and wheel assembly cavity with flexible closed-cell polyurethane foam.
System for Retreading a Transport Tire with Polyurethane Tread	8,206,141	6/26/2012	Applies to apparatus we used to retread transport tires with polyurethane tread.
Process for Forming an Airless Spare Tire	Pending	9/7/2011	Applies to the process we employ to manufacture an automobile spare tire from polyurethane.
Method for Retreading a Heavy Duty Tire with a Polyurethane Tread	8,603,377	12/10/2013	Applies to the method we employ for applying a polyurethane tread to a rubber tire casing.
Pivot Wheel Segment	D710,913	8/12/2014	Applies to irrigation wheels used in special soil conditions.

Trademarks

Set forth in the schedule below are the United States trademarks that have been registered.

Trademarks	Registration/Serial #	Issued
Amerityre®	2,401,989	8/14/2001
Elastothane®	3,139,489	9/9/2003
Arcus®	2,908,077	12/1/2003
Logo®	4,404,548	9/17/2013
Kik®	3,608,633	4/21/2009
Kryon®	4,009,423	9/9/2011

We also own certain trademark applications and/or trademark registrations relating to the Arcus® trademark in several foreign jurisdictions.

Employees

As of August 31, 2014, we had 16 full-time employees and 1 part-time employee, including 5 salaried and 11 hourly employees.  We may hire temporary labor for manufacturing needs as required.  We believe that we will be able to hire a sufficient quantity of qualified laborers in the local area to meet our employment needs.  Our manufacturing process does not require special training, other than orientation to our production techniques and specific equipment.  None of our employees is represented by a labor union or a collective bargaining agreement.  We consider our relations with our employees to be good.

Research and Development

Our current research and development activities are focused primarily on product improvement (i.e., forklift tires and agriculture tires) and cost efficient manufacturing processes.  We have also introduced a “low cost” polyurethane foam formulation increasing the Company’s competitive position.  Due to the Company’s limited resources, tire projects which are contingent on additional development, such as composite and automotive tires, have been put on hold and will be revisited at a later date.  Research and development expenses of an external testing nature were $3,806 and $1,395, for fiscal 2014 and 2013, respectively.  All research and development expenses of the Company including internal and external expenses were $166,890 and $161,194, for fiscal 2014 and 2013, respectively.

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

Since entering new market segments where we have limited experience, we may be unable to successfully manage planned growth.

We have limited experience in the commercial manufacturing and marketing arena, within the new market segments we have entered.  We do not have marketing and product development resources at our disposal compared to our competitors in the tire industry.  In order to become profitable through the commercialization of our technology and products, our products must be cost-effective, economical to produce, have the ability to be distributed on a commercial scale.  Furthermore, if our technologies and products do not achieve, or if they are unable to maintain, market acceptance or regulatory approval, we may not be profitable.

Our success depends, in part, on our ability to license, market and distribute, and commercialize our technologies and products effectively.  We have limited manufacturing, marketing and distribution capabilities.   We may not properly ascertain or assess any and all risks inherent in the industry.  We may not be successful in entering into new licensing or marketing arrangements.  If we are unable to meet the challenges posed by our planned licensing, manufacturing, distribution and sales growth, our business may fail.

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

Third parties may invalidate our patents.

Third parties may seek to challenge, invalidate, circumvent or render unenforceable any patents or proprietary rights owned by or licensed to us based on, among other things:

·	subsequently discovered prior art or engineering designs;

·	lack of entitlement to the priority of an earlier, related application; or

·	failure to comply with the written description, best mode, enablement or other applicable requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of June 30, 2014, we did not have any unresolved comments with the staff of the Securities and Exchange Commission.

ITEM 2. PROPERTIES

In May 2014, we negotiated a one year extension of the lease on our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building of which the landlord has negotiated to possibly occupy 7,000 square feet.  This space is not critical to our manufacturing processes and will not interrupt current business operations.  We currently occupy all 49,200, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres.   The extended lease commenced on July 1, 2014 for the base rent of $11,000 per month.  All other terms and conditions of the building lease remain in effect.

ITEM 3. LEGAL PROCEEDINGS

As of June 30, 2014, we were not involved in any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASD Over the Counter (“OCT”) Bulletin Board. The following table sets forth for the periods indicated the high and low sale prices of our common stock.  Prices represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal year ended June 30,	High	Low

2014
Fourth Quarter	$0.10	$0.05
Third Quarter	$0.10	$0.05
Second Quarter	$0.12	$0.05
First Quarter	$0.16	$0.08

2013
Fourth Quarter	$0.13	$0.03
Third Quarter	$0.15	$0.12
Second Quarter	$0.20	$0.13
First Quarter	$0.29	$0.20

The closing price of our common stock on the NASD OTC Bulletin Board on September 23, 2014 was $0.09 per share.  As of September 23, 2014, there were approximately 480 holders of record of our common stock and 41,441,620 shares of common stock outstanding based on information provided by our transfer agent, Interwest Transfer Company, 1981 E. Murray-Holladay Road, Holladay, Utah 84117.

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

Overview

Amerityre engages in the research and development, manufacturing and sale of polyurethane tires.  We believe that we have developed unique polyurethane formulations that allow us to make products with superior performance characteristics, including abrasion resistance, energy efficiency and load-bearing capabilities, in comparison to conventional rubber tires.  We also believe that our manufacturing processes are more energy efficient than the traditional rubber tires manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure that are necessary to cure rubber. Using our polyurethane technologies, we believe tires can be produced which last longer, are less susceptible to failure, are friendly to the environment, and offer improved fuel economy.

We are concentrating on three segments of the tire market: closed-cell polyurethane foam tires, polyurethane elastomer forklift tires and agricultural tires. Our most recent activities in these areas are set forth below:

Closed-Cell Polyurethane Tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and dealers accounts for most of our revenue at this time. We have the ability to produce a broad range of products for the low duty cycle tire market. During 2014, we introduced a new low cost formulation positioned to compete within the commodity segment of this market.   Marketing efforts continue to build customer relationships with original equipment manufacturers and further develop distribution networks to expand business and product sales.

Polyurethane Elastomer Forklift tires – Manufacturing was suspended in the second quarter of 2013 due to quality and process issues.  We engaged a polyurethane specialist to lead the corrective action efforts and complete the development of a marketable forklift tire.  During 2014, the forklift product line was reintroduced into the marketplace. This process has been slow given the poor product performance experienced in 2012 and 2013. Results have been below expectations, however we believe the product is now receiving increased marketplace acceptance.

Agricultural tires – This product led  revenue growth during the period. With market acceptance and growing revenues for this new product line the Company placed additional resources here to ensure product improvements were implemented timely and revenues continued  to expand at high levels. The Company has identified  two leading global distributors to further market reach in this segment. Market knowledge continues to grow as evidenced by several new product designs implemented during the period.

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

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at June 30, 2014, totaling $590,192 with accumulated amortization of $303,245 for a net book value of $286,947. Patent and trademark costs capitalized at June 30, 2013, totaling $758,935 with accumulated amortization of $253,929 for a net book value of $505,006.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not being amortized. Amortization will begin once the patents have been issued. Included in the total patent and trademark costs are $6,207 and $245,823 of patent and trademark costs pending at June 30, 2014 and 2013, respectively, that were not being amortized.  As of June 30, 2014 pending or expired patents were inventoried and analyzed, which resulted in the recognition of a loss on abandonment of patents and trademarks of $168,743 as of June 30, 2014.

Amortization expense for the years ended June 30, 2014 and 2013 was $49,315 and $24,621 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Financial and Derivative Instruments

The Company periodically enters into financial instruments. Upon entry, each instrument is reviewed for debt or equity treatment.  In the event that the debt or equity treatment is not readily apparent, ASC 480-10-S99 is consulted for temporary treatment.  Once an event takes place that removes the temporary element the Company appropriately reclassifies the instrument to debt or equity.

The Company periodically assesses its financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt, equity, and common stock equivalents in excess of available authorized common shares, and contracts with variable share settlements.  In the event of derivative treatment, we mark the instrument to market.

Stock-Based Compensation

We account for stock-based compensation under the provisions of ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the fiscal years ended June 30, 2014 and 2013 reflect the impact of ASC 718. Stock-based compensation expense recognized under ASC 718 for the fiscal years ended June 30, 2014 and 2013 was $111,973 and $73,721, respectively, related to employee stock options.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for fiscal years ended June 30, 2014 and 2013 assume all awards will vest; therefore no reduction has been made for estimated forfeitures.

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

The following summary table presents a comparison of our results of operations for the fiscal years ended June 30, 2014 and 2013 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

			Percent
	Fiscal Year Ended June 30,		Change
	(in 000’s)
	2014	2013	2014 vs. 2013
Net revenues	$4,316	$3,635	18.7%
Cost of revenues	3,557	3,055	16.4%
Gross profit	759	579	31.1%
Research and development expenses	167	161	3.7%
Sales and marketing expense	471	485	(2.9)%
General and administrative expense (1)	1,021	995	2.6%
Loss on sales of assets	(251)	(44)	470.5%
Other Income/(Expense)	(120)	(29)	313.8%
Net loss	$(1,270)	$(1,135)	11.9%

(1)  Includes stock-based compensation expense of $111,973 and $103,971 for the fiscal years ended June 30, 2014 and 2013, respectively.

Year Ended June 30, 2014 Compared to the Year Ended June 30, 2013

Net revenues.   Net revenues of $4,316,061 for the year ended June 30, 2014, represents a $681,385 or 18.7% increase over net revenues of $3,634,676 the year ended June 30, 2013. The overall increase in revenues was largely due to the recovery of business previously lost from our largest customer previously serviced through the distribution network. This business has been fully restored on a direct line basis. The net effect impacted hand truck and wheel assembly sales which increased approximately $505,000 or 36%. Revenue increases in agriculture, lawn and garden, medical mobility were offset by decreases in forklift, bicycle, and wheel barrow revenues. Revenues from the sale of licensed chemicals and equipment increased approximately $34,000 from prior year.

Cost of revenues.  Cost of revenues for the year ended June 30, 2014 was $3,556,579 or 82.4% of revenues compared to $3,055,267 or 84.1% of revenues for fiscal 2013. The increase as a percent of revenue was largely due to increased factory utilization. The Company maintains sufficient production capacity to meet anticipated customer demand without incurring a proportionate increase in overall production costs.

Gross profit.  Gross profit for the year ended June 30, 2014 of $759,482 represents a 31.1% increase over gross profit of $579,409 for the same period in 2013. The fiscal 2014 gross profit reflects a 17.6% gross margin for product sales compared to a gross margin on product sales of 15.9% for fiscal 2013.

Research and development expenses.  Research and development expenses for the year ended June 30, 2014 were $166,890, a 3.7% increase in the research and development expenses for fiscal 2013 of $161,194.  Research and development expenses are largely limited to product improvement and specific customer requests.

Sales and marketing expenses.  Sales and marketing expense of $470,575 for the year ended June 30, 2014 represents a 2.9% decrease over the same expenses of $484,537 for the same period in 2013.The decrease in sales and marketing expenses over the prior year is largely due to a decreases in wages related to our salesforce, travel expense and advertising, offset by increased in trade show expense and commissions.

General and administrative expenses. General and administrative expenses of $1,020,814 for the year ended June 30, 2014 represent a 2.6% increase over the same expense of $995,285 for the same period in 2013.  The increase in general and administrative expenses over the prior year is largely due to increased valuation of stock based compensation, bad debt expense, amortization and depreciation and finance charges,  offset by a decrease in utilities, director compensation, employee benefits expense, general liability insurance and warranty expense.

Net loss.  The net loss for the year ended June 30, 2014 of $1,269,663 represents an 11.9% increase from the net loss for the year ended June 30, 2013 of $1,134,625.  The increase in the net loss is primarily due to reconciliation of assets, book to actual along with reconciliation of trademarks and patents. \

 Liquidity and Capital Resources

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

Cash Flows

The following table sets forth our consolidated cash flows for the fiscal years ended June 30, 2014 and 2013.

	Years ended June 30,
	(in 000’s)
	2014	2013
Net cash used by operating activities	$(781)	$(641)
Net cash used in investing activities	(46)	(224)
Net cash provided by financing activities	1,447	868
Net increase (decrease) in cash and cash equivalents during period	$620	$3

Net Cash Used By Operating Activities. Our primary sources of operating cash during fiscal 2014 came from the sale of inventory, offset by an increased accounts receivable balance at June 30, 2014 and payment on vendor accounts.  Net cash used by operating activities was $780,716 for the year ended June 30, 2014 compared to $640,988 for the same period in 2013.

Non-cash items include depreciation and amortization, stock based compensation, write off of deferred financing costs, accretion of debt discount and a loss on disposal of assets.  Our net loss was $1,269,663 for the year ended June 30, 2014 compared to a net loss of $1,134,625 for the same period in 2013.  The net loss for fiscal 2014 included non-cash expenses for stock-based compensation (both stock issued and options) of $180,973, for the loss on disposal of assets of $250,845, accretion of debt discount of $40,970 and for the write off of deferred financing costs of $40,000.  In fiscal 2013, stock-based compensation (both stock issued and options) totaled $103,971.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $46,448 for the year ended June 30, 2014 and $224,147 for the same period in 2013.  The primary use of cash from investing activities for the year ended June 30, 2014 relate to the acquisition of property and equipment of $46,448.

Net Cash Provided by Financing Activities.  During the fiscal year ended June 30, 2014, the primary source of cash from financing activities were the net proceeds from sale of 2013 Series Convertible Preferred Stock of $1,980,478 plus $355,182 from unsecured note payables..  The primary use of cash from financing activities was for the redemption of convertible secured notes of $100,000 and payment of notes payable of $767,257.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at June 30, 2014.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$132,000	$132,000	$-	$-	$-

Total contractual cash obligations	$132,000	$132,000	$-	$-	$-

(1)  In May 2014, we negotiated a one year extension of the lease on our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building of which the landlord has negotiated to possibly occupy 7,000 square feet.  This space is not critical to our manufacturing processes and will not interrupt current business operations.  We currently occupy all 49,200, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres.   The extended lease commenced on July 1, 2014 for the base rent of $11,000 per month.  All other terms and conditions of the building lease remain in effect.

Cash Position, Outstanding Indebtedness, and Future Capital Requirements

Our total indebtedness at June 30, 2014 was $687,531 and our total cash was $728,585, none of which is restricted. Our total indebtedness at June 30, 2014 includes $617,678 in accounts payable and accrued expenses and $16,013 in current portion of long term debt.  We also have $53,840 in long-term liabilities.

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred losses, which have resulted in a total accumulated deficit of $60,491,391 at June 30, 2014. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Over the past year, management has been working on various proposals to secure short-term loans as well as long-term bank financing and equity based investments. This work resulted in $355,182 in proceeds from unsecured notes payable and our ability to place Preferred Shares resulting in proceeds of $1,980,478, net of offering costs.  These funds enabled us to pay off $867,257 in debt from 2014 and 2013, fund operations, plus keep operating cash available to fund fiscal year 2015 initiatives as we grow our revenue while maintaining a stable cost basis.

The Company currently does not have an existing credit facility; however management is continuing to work with potential lenders in an effort to secure a credit facility to meet short term financing needs. Over the past year, management has worked with our vendors to obtain extended credit terms and increase credit lines. We also continue to maintain strong customer credit policies and procedures and aggressively pursue receivable collections.

We are focusing on the sale and distribution of profitable product lines. Therefore we are aggressively pursuing an expand and grow business plan that will require the maintenance of  sufficient raw material and finished goods inventory levels to capitalize on revenue growth opportunities. No additional capital expenditures are anticipated over the next twelve months unless they support sales development and product improvement.  We are also continuing to work on reducing overall costs as well.

At the Annual Stockholder’s Meeting, held on December 4, 2013, the stockholders voted to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 55,000,000 shares to 75,000,000 shares. The increase allowed us to ensure we had enough common stock to accommodate any conversion of  preferred stock mentioned above. As of June 30, 2104 the Company has approximately 11,304,000 shares authorized and available for issuance. These authorized but unissued and unreserved shares of our common stock can be utilized as necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

In connection with the preparation of our financial statements for the year ended June 30, 2014, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.

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

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive and Financial Officer, concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, the Company’s management has concluded that, as of June 30, 2014, the Company’s system of internal controls over financial reporting was effective to provide reasonable assurance based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our Proxy Statement related to our 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than October 28, 2014 (120 days after the end of the fiscal year covered by this Annual Report on Form 10-K).

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

3.           Exhibits:
The exhibits to this report are listed on the Exhibit Index below.

(b)           Description of exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to our registration statement on Form 8-A12G (File No. 000-50053)).
3.2	Certificate of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(i) in our Form 10Q for the quarter ended December 31, 2013 (File No. 000-50053)).
3.3	Bylaws of the Company (incorporated by reference to our Form 8K dated September 25, 2014 (File No. 000-50053)).
31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 29, 2014

AMERITYRE CORPORATION
By:
/s/ Timothy L. Ryan
Timothy L. Ryan Chief Executive and Financial Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of September 2014.

/s/ Timothy L. Ryan	/s/ John J. Goldberg
Timothy L. Ryan Chairman of the Board	John J. Goldberg Director

/s/ Glenn D. Bougie
Glenn D. Bougie Director

AMERITYRE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Amerityre Corporation
Boulder City, Nevada

We have audited the accompanying balance sheets of Amerityre Corporation as of June 30, 2014 and 2013, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerityre Corporation as of June 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ & Associates, LLC
Salt Lake City, Utah
September 29, 2014

AMERITYRE CORPORATION
Balance Sheets

	June 30, 2014	June 30, 2013
ASSETS

CURRENT ASSETS
Cash	$728,585	$108,747
Accounts receivable - net	384,160	338,242
Accounts receivable - related party - net	17,089	30,018
Inventory - net	770,991	543,752
Deferred debt issuance cost	-	30,000
Prepaid and other current assets	39,631	84,770

Total Current Assets	1,940,456	1,135,529

PROPERTY AND EQUIPMENT
Leasehold improvements	162,683	162,683
Molds and models	824,979	804,359
Equipment	2,966,649	3,109,440
Leased equipment	-	27,900
Furniture and fixtures	105,622	100,142
Construction in progress	975	-
Software	311,632	311,632
Less – accumulated depreciation	(3,915,542)	(3,841,200)

Total Property and Equipment	456,998	674,956

OTHER ASSETS
Patents and trademarks – net	286,947	505,006
Deposits	11,000	11,000

Total Other Assets	297,947	516,006

TOTAL ASSETS	$2,695,401	$2,326,491

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	June 30, 2014	June 30, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$617,678	$680,658
Convertible notes	-	100,000
Unsecured notes and short-term borrowings	-	409,200
Current portion of long-term debt	16,013	18,888
Deferred revenue	-	7,293

Total Current Liabilities	633,691	1,216,039

Long-term debt	53,840	53,840

TOTAL LIABILITIES	687,531	1,269,879

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 2,000,000 and -0- shares issued and outstanding, respectively	2,000	-
Common stock: 75,000,000 shares authorized of $0.001 par value, 41,441,620 and 39,741,620 shares issued and outstanding, respectively	41,441	39,741
Additional paid-in capital	62,455,820	60,213,599
Accumulated deficit	(60,491,391)	(59,196,728)

Total Stockholders’ Equity	2,007,870	1,056,612

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,695,401	$2,326,491

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations

	For the Years Ended June 30,
	2014	2013

NET SALES	$4,316,061	$3,634,676

COST OF REVENUES	3,556,579	3,055,267

GROSS PROFIT	759,482	579,409

EXPENSES
Research and development	166,890	161,194
Sales and marketing	470,575	484,537
General and administrative	1,020,814	995,286

Total Expenses	1,658,279	1,641,017

LOSS FROM OPERATIONS	(898,797)	(1,061,608)

OTHER INCOME/(EXPENSE)
Interest expense	(92,979)	(29,883)
Write-off of deferred financing costs	(40,000)	-
Loss on disposal of assets	(250,845)	(43,702)
Other income	12,958	568

Total Other Income/Expense	(370,866)	(73,017)

NET LOSS	(1,269,663)	(1,134,625)

Preferred Stock Dividend	(25,000)	-

NET LOSS ATTRIBUTABALE TO COMMON SHAREHOLDERS	$(1,294,663)	$(1,134,625)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	40,012,990	36,620,798

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in	Notes Receivable/ Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit
Balance, June 30, 2012	-	$-	34,176,620	$34,176	$58,890,503	$260,000	$(58,062,103)
Deposits on preferred stock subscriptions	-	-	-	-	-	875,000	-
Preferred stock issued for subscriptions at $0.001 par value	1,135,000	1,135	-	-	1,133,865	(1,135,000)	-
Preferred stock subscription and issuance costs	-	-	-	-	(60,311)	-	-
Common stock issued for directors for additional services at $0.20 per share	-	-	750,000	750	149,250	-	-
Common stock issued to director for additional services at $0.11 per share	-	-	250,000	250	27,250	-	-
Common stock issued to employee as performance bonus at $0.11 per share	-	-	25,000	25	2,725	-	-
Common stock issued for convertible preferred stock at 4:1 conversion rate	(1,135,000)	(1,135)	4,540,000	4,540	(3,405)	-	-
Stock option based compensation expense for board and employee service	-	-	-	-	73,721	-	-
Net loss for the year ended June 30, 2013	-	-	-	-	-	-	(1,134,625)
Balance, June 30, 2013	-	$-	39,741,620	$39,741	$60,213,599	$-	$(59,196,728)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Stockholders’ Equity
(Continued)

	Preferred Stock		Common Stock		Additional Paid-in	Notes Receivable/ Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit
Balance, June 30, 2013	-	$-	39,741,620	$39,741	$60,213,599	$-	$(59,196,728)
Common stock issued for cash at $0.07 per share	-	-	50,000	50	3,450	-	-
2013 Series Convertible preferred stock issued at $1 per share, net of offering costs	2,000,000	2,000	-	-	1,978,478	-	-
Common stock issued for services at $0.08 per share	-	-	500,000	500	39,500	-	-
Common stock issued to directors for services at $0.06 per share	-	-	1,150,000	1,150	67,850	-	-
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock option based compensation expense for board and employee service	-	-	-	-	111,973	-	-
Warrant expense	-	-	-	-	40,970	-	-
Net loss for the year ended June 30, 2014	-	-	-	-	-	-	(1,269,663)
Balance, June 30, 2014	2,000,000	$2,000	41,441,620	$41,441	$62,455,820	$-	$(60,491,391)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows

	For the Years Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,269,663)	$(1,134,625)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	224,150	213,919
Change in allowance for bad debt expense (recovery)	7,317	(29,106)
Stock based compensation related to director and employee stock options	111,973	73,721
Stock based compensation	69,000	30,250
Accretion of discount on convertible note	40,970	-
Write off of deferred financing costs	40,000	-
(Gain)/loss on disposal of assets	250,845	43,702
Changes in operating assets and liabilities:
Accounts receivable	(43,651)	84,285
Prepaid and other current assets	75,139	(22,559)
Inventory and change in inventory reserve	(216,424)	9,825
Accounts payable, accrued expenses and deferred revenue	(70,273)	89,600
Net Cash Used by Operating Activities	(780,617)	(640,988)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(46,448)	(225,742)
Cash (paid for)/recovered from patents and trademarks	-	1,595
Net Cash Used by Investing Activities	(46,448)	(224,147)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of unsecured note payables	355,182	409,200
Redemption of convertible note payables	(100,000)	(350,000)
Payments on notes payable	(767,257)	(5,845)
Proceeds from sale of common stock	3,500	-
Proceeds from sale of preferred stock, net of offering costs	1,980,478	814,689
Preferred stock dividends	(25,000)	-
Net Cash Provided by Financing Activities	1,446,903	868,044
NET (DECREASE) INCREASE IN CASH	619,838	2,909
CASH AT BEGINNING OF YEAR	108,747	105,838
CASH AT END OF YEAR	$728,585	$108,747

NON-CASH FINANCING ACTIVITES

Interest paid	$60,391	$20,836
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Commission accrual decreasing current portion of long-term debt	$-	$8,057
Property and equipment reclassifications within property and equipment category to correct properly classification of assets	$31,857	$-
Removal of fully depreciated furniture and fixture	$10,000	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

Amerityre Corporation (the “Company”) incorporated as a Nevada corporation on January 30, 1995 under the name American Tire Corporation and changed its name to Amerityre Corporation in December 1999.  The Company was organized to take advantage of existing proprietary and non-proprietary technology available for the manufacturing of specialty tires. The Company engages in the manufacturing, marketing, distribution and sales of “flat free” specialty tires and tire-wheel assemblies and currently is manufacturing these tires at its manufacturing facility located in Boulder City, Nevada.

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

e. Concentrations of Risk

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

We have two customers who accounted for 21% and 22% of our sales for the years ended June 30, 2014 and 2013, respectively.

f. Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  As of June 30, 2014 and 2013, respectively, we had no cash equivalents.

g. Trade Receivables

We generally charge-off trade receivables that are more than 120 days outstanding as bad-debt expense, unless management believes the amount to be collectable. The charge-off amounts are included in selling expenses.  For the fiscal years ended June 30, 2014 and 2013, our bad debt (recovery) expense was $59,577 and ($26,450), respectively.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2014 and 2013

h. Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs. The inventory consists of chemicals, finished goods produced in the Company’s plant and products purchased for resale.

	2014	2013
Raw materials	$358,725	$239,266
Finished goods	525,722	366,673
Inventory reserve	(113,456)	(62,187)
Inventory - net	$770,991	$543,752

We had an inventory reserve amount of $113,456 and $62,187 recorded as of June 30, 2014 and 2013, respectively, for items that were deemed to be slow moving based on an analysis of all inventories on hand.

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

Depreciation expense for the years ended June 30, 2014 and 2013 was $205,289 and $189,297, respectively.

j. Patents and Trademarks

Patent and trademark costs have been capitalized at June 30, 2014, totaling $590,192 with accumulated amortization of $303,245 for a net book value of $286,947. Patent and trademark costs capitalized at June 30, 2013, totaling $758,935 with accumulated amortization of $253,929 for a net book value of $505,006.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not being amortized. Amortization will begin once the patents have been issued. Included in the total patent and trademark costs are $6,207 and $245,823 of patent and trademark costs pending at June 30, 2014 and 2013, respectively, that were not being amortized.  As of June 30, 2014 pending or expired patents were inventoried and analyzed, which resulted in the recognition of a loss on abandonment of patents and trademarks of $168,743 as of June 30, 2014.

Amortization expense for the years ended June 30, 2014 and 2013 was $49,315 and $24,621 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected, undiscounted cash flows.

The estimated amortization expense, based on current intangible balances, for the next five fiscal years beginning July 1, 2014 is as follows:

2015	$28,260
2016	$28,260
2017	$28,260
2018	$28,260
2019	$28,260

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2014 and 2013

k. Financial and Derivative Instruments

The Company periodically enters into financial instruments. Upon entry, each instrument is reviewed for debt or equity treatment.  In the event that the debt or equity treatment is not readily apparent, ASC 480-10-S99 is consulted for temporary treatment.  Once an event takes place that removes the temporary element the Company appropriately reclassifies the instrument to debt or equity.

The Company periodically assesses its financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt, equity, and common stock equivalents in excess of available authorized common shares, and contracts with variable share settlements.  In the event of derivative treatment, we mark the instrument to market.

l. Valuation of Options and Warrants

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

n. Basic and Fully Diluted Net Loss per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

The Company’s outstanding stock options, warrants, and shares issuable upon conversion of outstanding convertible notes have been excluded from the diluted net loss per share calculation. The Company excluded a total of 2,254.000 and 2,612,286 common stock equivalents for the years ended June 30, 2014 and 2013, respectively because they are anti-dilutive.

o. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.Net deferred tax assets consist of the following components as of June 30, 2014 and 2013:

	2014	2013
Deferred tax assets:
NOL carryover	$16,930,200	$16,690,000
Section 1231 loss carryover	900	1,300
Allowance for doubtful accounts	6,000	3,100
Related party accruals	24,400	24,400
Inventory reserve	44,200	24,300
R & D carryover	195,400	195,400
Accrued vacation	5,900	4,600
Deferred tax liabilities:
Depreciation	(44,300)	(162,900)
Valuation allowance	(17,162,700)	(16,780,200)
Net deferred tax asset	$-	$-

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2014 and 2013

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2014 and 2013 due to the following:

	2014	2013
Book income	$(495,200)	$(442,500)
Depreciation	54,300	(8,100)
Meals & entertainment	3,300	6,900
Stock for services	102,200	40,500
Accrued vacation	1,300	(300)
Inventory reserve	20,000	11,200
Receivable reserve	2,900	(11,400)
Loss on asset disposal	71,000	-

Valuation allowance	240,200	403,700
	$-	$-

At June 30, 2014, the Company had net operating loss carry-forwards of approximately $43,411,000 that may be offset against future taxable income from the year 2014 through 2033. No tax benefit has been reported in the June 30, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company files income tax returns in the U.S. federal jurisdiction, and in Utah.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

We adopted the provisions of Accounting Standards Codification 740, Income Taxes (ASC 740), on January 1, 2007. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of June 30, 2014 the Company had no accrued interest or penalties related to uncertain tax positions.

p. Fair Value Accounting

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2014 and 2013
q. Revenue Recognition

Revenue for products is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured. Generally, we ship all of our products FOB origination. License fee revenue is recognized as earned, and no revenue is recognized until the inception of the license term.

r. Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales.

s. Product Warranties

The Company’s standard sales terms include a limited warranty on workmanship and materials to the original purchaser if items sold are used in the service for which they are intended. Specifically the Company warrants wheels, bearings, and bushings for one year from the date of purchase. The Company estimates its warranty reserve based on historical experience with warranty claims and returns for defective items. As of June 30, 2014 and 2013, the Company had no estimated warranty reserves accrued.

t. Stock Based-Compensation Expense

We account for stock-based compensation under the provisions of ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the fiscal years ended June 30, 2014 and 2013 reflect the impact of ASC 718. Stock-based compensation expense recognized under ASC 718 for the fiscal years ended June 30, 2014 and 2013 was $111,973 and $73,721, respectively, related to employee stock options.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for fiscal years ended June 30, 2014 and 2013 assume all awards will vest; therefore no reduction has been made for estimated forfeitures.

u. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended June 30, 2014 and 2013 was $5,128 and $13,108, respectively.

v. Sales Tax

In accordance with FASB ASC 605-45, formerly EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement, the Company accounts for sales taxes and value added taxes imposed on its good and services on a net basis in the Statement of Operations.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2014 and 2013

w. Related Party Transactions

Amerityre’s Chairman of the Board and Chief Executive and Financial Officer, Timothy L. Ryan, is also the principal owner of Rhino Rubber LLC, a manufacturing and distribution company for solid industrial tires and wheels.  During fiscal 2014 and fiscal 2013, Rhino Rubber LLC purchased a total of $9,668 and $6,210, respectively, in tire products from Amerityre.  As of June 30, 2014 and 2013, the accounts receivable balances for Rhino Rubber LLC were $17,089 and $30,018, respectively.  The terms and conditions of those related-party sales transactions were the same as those afforded to any of Amerityre’s customers.

We currently distribute directly from our manufacturing facility in Boulder City, Nevada and in the past from an independent, contracted warehouse in Ravenna, Ohio.  This contract distribution point was unable to support customer requirements, became ineffective and stopped operations in the second quarter of 2014.  In order to keep commitments to customers and keep revenue growth positive, distribution and other related services were transferred to Rhino Rubber in Akron, Ohio.  Costs for these services were limited to freight, shipping and labor for mounting services.  All storage and other fees were waived by Rhino Rubber.

A former board member, Silas O. Kines, who passed away on January 11, 2013, was also the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  Forklift Tire of Florida is a distributor primarily of Amerityre’s forklift product line.  During fiscal 2014 and fiscal 2013, Forklift Tire of Florida did not purchase tire products from Amerityre.

In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish to the long term liability recorded on the transaction.  As of June 30, 2014, $16,013 and $53,840 (2013 $18,888 and $53,840) were recorded for the current and long-term portion, respectively, of the related liability. Since his passing, Mr. Kines is no longer considered a related party. As a result, the related receivables are not reflected as related party receivables on the balance sheet for the years ended June 30, 2014 and 2013.

x. Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC, did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2014 and 2013

NOTE 2 – NOTES PAYABLE AND SHORT-TERM BORROWINGS

In September 2010, we closed a private placement of secured convertible promissory notes (the “Notes”).  We sold an aggregate of $755,800 in Notes.  The Notes had a one year term with simple interest of 6.0%.  The Notes were convertible at the holders’ option to our common stock at a conversion rate of $0.35 per share.  The Notes were secured by all assets of the Company.  Principal and interest was due at maturity of the Notes if the Notes were not converted.  If the holder elected such conversion, for each two shares in the conversion, the holder would also receive one warrant to purchase an additional share, exercisable at $0.60 per share for an exercise period of 2 years from the date of conversion.  No officers, directors or affiliates of the Company participated in the private placement.  The Notes were sold pursuant to subscription documents between the Company and each investor.  In connection with the private placement of secured convertible promissory notes, on September 15, 2010, the Company issued 142,856 shares of restricted common stock as finders' fees.  The aggregate value of the shares issued as finders’ fees was $50,000, based on the closing price of $0.36 per share.  As of June 30, 2013, $460,000 of the Notes were redeemed; $195,800 of the Notes converted into 559,429 shares of common stock; and $100,000 of the Notes extended maturity until March 31, 2014 with related interest due of $4,500.  As of June 30, 2014 the remaining convertible note has been paid in full.

Under the terms of the agreement to extend the remaining $100,000 secured convertible promissory note, the note holder received 500,000 common stock warrants and $6,500 in accrued interest and fees. The value of the warrants issued was $40,970, using the Black Scholes valuation method, and is amortized to interest expense over the extension period. As of June 30, 2014, the discount on convertible note was fully amortized to interest expense.

In February 2013, we closed a private placement of unsecured promissory notes (the “Unsecured Notes”), resulting in proceeds of $285,000. The Unsecured Notes mature on June 30, 2014 with a simple interest of 12% and no convertible provision. Interest due on the Unsecured Notes as of June 30, 2013 was $14,504.  As of June 30, 2014, all notes related to this transaction have been paid in full; interest due on the Unsecured Notes as of June 30, 2014 was $4,363.

In May 2013, we entered into a short-term loan agreement with a shareholder to finance bulk chemical purchases for a large customer order. The loan agreement is secured by customer purchase orders and uses a 2.0% factoring rate to determine the amount of the repayment. As of June 30, 2013, the Company had $124,200 in short-term loans outstanding.  As of June 30, 2014, all notes related to this transaction have been paid in full.

In December 2013, we executed a Commitment Letter with a private lender commencing negotiations for a $1,000,000 line of credit. Under the terms of the Commitment Letter, the board of directors authorized the issuance of 500,000 shares of common stock to the lender as commitment fees. The total value of the shares issued was $40,000 based on the market closing price on the authorization date of $0.08 per share. The value of the shares issued was treated as a deferred cost on the balance sheet and would have been amortized over the term of the related line of credit. However the line of credit negotiations expired on March 31, 2014 without a successful agreement. As a result, the deferred financing cost related to the Commitment Letter was written-off to non-operating expense. In connection with the Commitment Letter, we entered into a short-term loan agreement with the private lender (the “Lender Agreement”) for $150,000. The Lender Agreement matured on March 31, 2014 and has been paid in full.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

In May 2014, we negotiated a one year extension of the lease on our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building of which the landlord has negotiated to possibly occupy 7,000 square feet.  This space is not critical to our manufacturing processes and will not interrupt current business operations.  We currently occupy all 49,200, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres.   The extended lease commenced on July 1, 2014 for the base rent of $11,000 per month.  All other terms and conditions of the building lease remain in effect.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2014 and 2013

NOTE 4 – STOCK TRANSACTIONS

During the years ended June 30, 2014 and 2013, the Company had the following stock transactions:

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

On December 13, 2013, the Board of Directors approved a resolution designating 2,000,000 shares of preferred stock, $0.001 par value, as 2013 Series Convertible Preferred Stock (the “2013 Series Shares”).  On December 18, 2013, the Company filed a
Certificate of Designation with the Nevada Secretary of State for the 2013 Series Convertible Preferred Stock, which was approved by the Nevada Secretary of State on December 19, 2013.  The 2013 Series Shares have voting rights only on any matters directly affecting the rights and privileges of the 2013 Series Shares.  The 2013 Series Shares have a liquidation preference amounting to a return of the initial par value per share only, with no further participation in any distributions to other shareholders.  Any issued 2013 Series Shares will convert to the Company’s common stock at a ratio of ten shares of common stock for each share of the 2013 Series Shares (1) at any time at the election of the holder; or (2) automatically on the date that is six years after the date of original issuance of the shares.  Lastly, the 2013 Series Shares contain a quarterly cash dividend rate of 1.25% of the original issuance price of $1.00 per share.

The 2013 Series Shares were offered and sold in reliance on the exemption from registration under Securities and Exchange Commission Rule 506, Regulation D.  As of the close of the private placement on April 8, 2014, the Company had received cash deposits and issued a stock certificate for the purchase of all 2,000,000 of the 2013 Series Shares.  As of this filing, proceeds from the private placement of the 2013 Series Shares were $1,978,478, net of issuance costs of $19,522.  No underwriter participated in the placement and no commissions were paid.

NOTE 5 – STOCK OPTIONS AND WARRANTS

General Option Information

On July 6, 2011, the Board of Directors cancelled the “2004 Non-Employee Directors’ Stock Incentive Plan” and approved the "Directors’ 2011 Stock Option and Award Plan”.  The Company also maintains the 2005 Stock Option and Award Plan, which was previously approved by shareholders, for the purpose of granting option awards to its employees and consultants.   Under the 2011 Plan, a total of 3,300,000 shares are authorized for issuance.  Each non-executive director is eligible to receive, based on their length of service, options to purchase a total of 300,000 shares at that day’s closing price, $0.17.  Any options issued will vest over a three year service period as follows: 100,000 on June 30, 2012, 100,000 on June 30, 2013 and 100,000 on June 30, 2014.  These options expire two years after vesting.  The Director who serves as Audit Chair during the fiscal year will receive an additional 50,000 options per year under the same terms.  In June 2014, 1,450,000 options, representing 650,000 share options from the 2012 service period, 400,000 share options from the 2013 service period and 400,000 from the 2014 service period were extended for 5 years.  In accordance with the Stock Compensation topic of the ASC, the Company analyzed the transaction and determined that there was incremental compensation cost which is included in the Company’s total stock based compensation expense.

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

During the fiscal year ended June 30, 2014 the Company granted a total of 150,000 options to directors for service on the Board of Directors.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2014 and 2013

The Company recognized a total of $111,973 in expense related to the continued vesting of options granted in and from prior years.

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

We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

	2014			2013
Risk free interest rate			0.75%	0.33%	-	0.75%
Expected life			6.5 Years			3.0 Years
Expected volatility	103.35%	-	109.33%	47.64%	-	84.38%
Dividend yield			0.00%			0.00%

A summary of the status of our outstanding stock options as of June 30, 2014 and June 30, 2013 and changes during the periods then ended is presented below:

	June 30, 2014		June 30, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	1,904,000	$0.23	2,579,000	$0.45
Granted	150,000	$0.08	300,000	$0.26
Expired/Cancelled	(300,000)	$0.50	(975,000)	$0.81
Exercised	-	$-	-	$-
Outstanding end of period	1,754,000	$0.17	1,904,000	$0.23
Exercisable	1,604,000	$0.18	1,204,000	$0.34

The following table summarizes the range of outstanding and exercisable options as of June 30, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2014	Weighted Average Remaining Contractual Life
$0.08	150,000	7.42	$0.08	-	-
$0.17	650,000	5.42	$0.17	650,000	5.42
$0.17	400,000	6.42	$0.17	400,000	6.42
$0.17	400,000	7.42	$0.17	400,000	7.42
$0.29	154,000	1.00	$0.29	154,000	1.00
	1,754,000			1,604,000

As of June 30, 2014 there was no unrecognized stock-based compensation related to stock options.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2014 and 2013

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

As of June 30, 2014, $195,800 of the secured convertible promissory notes (the “Notes”) converted to common stock. In accordance with the terms of the Notes, upon conversion, the Company issued 279,715 two-year $0.60 common stock warrants.

As of June 30, 2014, all of the warrants issued upon conversion of the secured convertible promissory notes had expired and 500,000 common stock warrants were outstanding.