Form 10-Q
period 2014-09-30
AMERITYRE CORP
filed 2014-11-07
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number: 000-50053
AMERITYRE CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0535207
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1501 Industrial Rd., Boulder City, NV	89005
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of Registrant’s Common Stock as of November 4, 2014: 41,441,620

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERITYRE CORPORATION
Balance Sheets

	September 30, 2014	June 30, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$626,170	$728,585
Accounts receivable - net	371,068	384,160
Accounts receivable - related party - net	17,089	17,089
Inventory - net	768,470	770,991
Prepaid and other current assets	50,290	39,631

Total Current Assets	1,833,087	1,940,456

PROPERTY AND EQUIPMENT
Leasehold improvements	162,683	162,683
Molds and models	826,404	824,979
Equipment	2,967,623	2,966,649
Furniture and fixtures	105,622	105,622
Construction in progress	7,038	975
Software	316,602	311,632
Less - accumulated depreciation	(3,952,746)	(3,915,542)

Total Property and Equipment	433,226	456,998

OTHER ASSETS
Patents and trademarks - net	278,934	286,947
Deposits	11,000	11,000

Total Other Assets	289,934	297,947

TOTAL ASSETS	$2,556,247	$2,695,401

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	September 30, 2014	June 30, 2014
	(Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$656,939	$617,678
Current portion of long-term debt	15,176	16,013

Total Current Liabilities	672,115	633,691

Long-term debt	53,840	53,840

TOTAL LIABILITIES	725,955	687,531

STOCKHOLDERS' EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common Stock: 55,000,000 shares authorized of $0.001 par value, 41,441,620 shares issued and outstanding, respectively	41,441	41,441
Additional paid-in capital	62,462,206	62,455,820
Accumulated deficit	(60,675,355)	(60,491,391)

Total Stockholders' Equity	1,830,292	2,007,870

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,556,247	$2,695,401

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,
	2014	2013

NET SALES	$1,031,724	$1,037,325

COST OF REVENUES	801,656	815,519

GROSS PROFIT	230,068	221,806

EXPENSES
Research and development	39,844	35,913
Sales and marketing	118,859	119,689
General and administrative	230,536	226,894

Total Expenses	389,239	382,496

LOSS FROM OPERATIONS	(159,171)	(160,690)

OTHER INCOME/(EXPENSE)
Interest income	207	11
Interest expense	-	(13,887)

Total Other Income/(Expense)	207	(13,876)

NET LOSS	(158,964)	(174,566)

Preferred Stock Dividend	(25,000)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(183,964)	$(174,566)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	41,441,620	39,741,620

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(158,964)	$(174,566)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	45,217	56,652
Amortization of discount on convertible note	-	3,687
Change in allowance for bad debt expense (recovery)	(6,938)	4,191
Stock based compensation related to consultant options	6,574	14,982
Changes in operating assets and liabilities:
Accounts receivable	20,030	(16,346)
Prepaid and other current assets	(10,659)	26,579
Inventory and any change in inventory reserve	2,522	15,734
Accounts payable and accrued expenses	14,260	5,960
Net Cash Used by Operating Activities	(87,958)	(63,127)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(13,432)	(20,501)
Net Cash Used by Investing Activities	(13,432)	(20,501)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of unsecured note payables	-	235,769
Redemption of convertible note payables	(837)	(231,923)
Payments on notes payable	-	(669)
Preferred stock offering costs	(188)	-
Net Cash (Used)/Provided by Financing Activities	(1,025)	3,177
NET DECREASE IN CASH	(102,415)	(80,451)
CASH AT BEGINNING OF PERIOD	728,585	108,747
CASH AT END OF PERIOD	$626,170	$28,296

NON-CASH FINANCING ACTIVITES

Interest paid	$-	$4,500
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Accrual of preferred share dividends	$25,000	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2014

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2014 Annual Report on Form 10-K.  Operating results for the quarter ended September 30, 2014 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2015.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies disclosed therein have not changed since our audited financial statements and notes thereto included in our June 30, 2014 Annual Report on Form 10-K, except as noted below.

Trade Receivables

We generally charge-off trade receivables that are more than 120 days outstanding as bad-debt expense, unless management believes the amount to be collectable. The charge-off amounts are included in general and administrative expenses.   As of September 30, 2014 and 2013, the reserve for uncollectible accounts was $8,424 and $12,237, respectively.

Stock Based-Compensation Expense

We account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718).  Our financial statements as of and for the quarters ended September 30, 2014 and 2013 reflect the impact of ASC 718.  Stock-based compensation expense related to director, employee or consultant options recognized under ASC 718 for the quarters ended September 30, 2014 and 2013 was $6,574 and $14,982, respectively.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations.  Stock-based compensation expense recognized in our Statements of Operations for the quarters ended September 30, 2014 and 2013 assumes all awards will vest; therefore no reduction has been made for estimated forfeitures.  We have awarded some options with a performance requirement and no amounts will be recorded until the requirement is met.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

Our outstanding stock options and warrants and shares issuable upon conversion of outstanding convertible notes have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 2,314,000 and 2,812,286 common stock equivalents for the quarters ended September 30, 2014 and 2013, respectively, because they are anti-dilutive.

Recent Accounting Pronouncements

Recently Adopted and Recently Issued Accounting Guidance

Issued

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Related Party Transactions

Amerityre’s Chairman of the Board and Chief Executive Officer, Timothy L. Ryan, is also the principal owner of Rhino Rubber LLC, a manufacturing and distribution company for solid industrial tires and wheels.  During the quarters ended September 30, 2014 and 2013, Rhino Rubber LLC purchased a total of $-0- and $175, respectively, in tire products from Amerityre.  As of September 30, 2014 and 2013, the accounts receivable balances for Rhino Rubber LLC were $17,089 and $28,942, respectively.

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

	September 30, 2014	June 30, 2014
	(Unaudited)
Raw Materials	$304,480	$358,725
Finished Goods	577,446	525,722
Inventory reserve	(113,456)	(113,456)
Total Inventory	$768,470	$770,991

Our inventory reserve reflects items that were deemed to be slow moving or obsolete based on an analysis of all inventories on hand.

NOTE 4 - STOCK TRANSACTIONS

We had no stock transactions, other than the options discussed in Note 5, for the three month period ending September 30, 2014.

NOTE 5 - STOCK OPTIONS AND WARRANTS

General Option Information

On July 6, 2011, the Board of Directors cancelled the “2004 Non-Employee Directors’ Stock Incentive Plan” and approved the “Directors’ 2011Stock Option and Award Plan”.  The Company also maintains the 2005 Stock Option and Award Plan, which was previously approved by stockholders, for the purpose of granting option awards to its employees and consultants.   Under the 2005 Plan, a total of 3,000,000 shares are authorized for issuance, and under the 2011 Plan, a total of 3,300,000 shares are authorized for issuance.

During the quarter ended September 30, 2014, 100,000 options were granted and vested (20,000 options monthly May – September 2014 at $0.10); these options were granted to a consultant pursuant to a consulting agreement.

We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

Risk free interest rate	1.190%
Expected life	3.8 – 4.0	years
Expected volatility	212.79 – 215.53%
Dividend yield	0.00%

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2014

A summary of the status of our outstanding stock options as of September 30, 2014 and June 30, 2014 and changes during the periods then ended is presented below:

	September 30, 2014		June 30, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	1,754,000	$0.17	1,904,000	$0.23
Granted	100,000	$0.10	150,000	0.08
Expired/Cancelled	-	$-	(300,000)	0.50
Exercised	-	$-	-	-
Outstanding end of period	1,854,000	$0.17	1,754,000	$0.17
Exercisable	1,704,000	$0.18	1,604,000	$0.18

The following table summarizes the range of outstanding and exercisable options as of September 30, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2014	Weighted Average Remaining Contractual Life
$0.08	150,000	7.17	$0.08	-	-
$0.10	100,000	4.25	$0.10	100,000	4.25
$0.17	650,000	5.17	$0.17	650,000	5.17
$0.17	400,000	6.17	$0.17	400,000	6.17
$0.17	400,000	7.17	$0.17	400,000	7.17
$0.29	154,000	0.75	$0.29	154,000	0.75
	1,854,000			1,704,000

General Warrant Information

In September 2013, the Company obtained an extension on the remaining $100,000 secured convertible promissory note that was issued in the private placement that closed in September 2010.  This note was paid off as of June 30, 2014.   In exchange for the extension, the note holder received 500,000 common stock warrants and $6,500 in accrued interest and fees.  The common stock warrants expire three years from the date of issuance, are exercisable at $0.13 per share, and vest on the next date the value of Amerityre common stock reaches $0.25 per share.  As of September 30, 2014 the warrants have not vested.

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

Amerityre engages in the research and development, manufacturing and sale of polyurethane tires.  We believe that we have developed unique polyurethane formulations that allow us to make products with superior performance characteristics, including abrasion resistance, energy efficiency and load-bearing capabilities, in comparison to conventional rubber tires.  We also believe that our manufacturing processes are more energy efficient than the traditional rubber tires manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure that are necessary to cure rubber. Using our polyurethane technologies, we believe tires can be produced which last longer, are less susceptible to failure, are friendly to the environment and offer improved fuel economy.

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

Polyurethane Elastomer Forklift Tires – Manufacturing was suspended in the second quarter of 2013 due to quality and process issues.  We engaged a polyurethane specialist to lead the corrective action efforts and complete the development of a marketable forklift tire.  During 2014, the forklift product line was reintroduced into the marketplace. This process has been slow given the poor product performance experienced in 2012 and 2013. Results have been below expectations; however, we believe the product is now receiving increased marketplace acceptance.

Agricultural Tires – This product continues to demonstrate revenue growth during the period. With market acceptance and growing revenues for this new product line, we have placed additional resources to ensure product improvements and developments continue to expand at high levels. We have identified two leading global distributors to further market reach in this segment. Our market knowledge continues to grow as evidenced by several new product designs we have implemented during the period.  In addition, we have recently received a design patent on this product with several other applications in process.  This patent will protect the Company’s interest going forward and we anticipate we can bolster future revenues by providing application-specific solutions for customers.

Due to the Company’s limited resources, tire projects which are contingent on additional development, such as composite and automotive tires, have been put on hold and will be revisited at a later date.

As described above the market segments we are focused on are diverse markets which are unrelated in terms of customer base, product, distribution, market demands and competition. For this reason we have restructured the sales organization moving from territory sales management to product management. In this way we expect to build market segment competence as it relates to product, market, and competitive environment. In addition, accountability for profitable business operation within each segment will be tracked. The sales team is comprised of four manufactures representatives whose experience is complementary to our product portfolio. By contract this group does not represent any competing products and is committed to meet or beat agreed-upon revenue targets. In addition to the above personnel, we employ one product manager whose duties include overall responsibility for Amerityre’s Agricultural product line.

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

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at September 30, 2014, totaling $590,192 with accumulated amortization of $311,258 for a net book value of $278,934. Patent and trademark costs, net of accumulated amortization at September 30, 2013 totaled $497,813.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. Included in the total patent and trademark costs are $-0- and $245,823 of patent and trademark costs pending at September 30, 2014 and 2013, respectively, that were not being amortized.

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

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  The stock-based compensation expense recognized under ASC 718 for the quarters ended September 30, 2014 and 2013 was $6,574 and $14,982, respectively.

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

The following summary table presents a comparison of our results of operations for the quarter ended September 30, 2014 and 2013 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

			Percent
	Three Month Period Ended September 30,		Change
	(in 000’s)
	2014	2013	2014 vs. 2013
Net revenues	$1,032	$1,037	(0.5)%
Cost of revenues	(802)	(816)	(1.7)%
Gross profit	230	222	3.6%
Research and development expenses	(40)	(36)	11.1%
Sales and marketing expense	(119)	(120)	(0.8)%
General and administrative expense	(231)	(227)	1.8%
Net loss	(159)	(175)	(9.1)%
Preferred stock dividend	(25)	-	100%
Net loss attributable to common shareholders	$(184)	$(175)	5.1%

Quarter Ended September 30, 2014 Compared to September 30, 2013

Net Sales.  Net sales of $1,031,724 for the quarter ended September 30, 2014, represents a 0.5% decrease over net sales of $1,037,325 for the quarter ended September 30, 2013. The overall decrease in revenues was specifically due to delay in receipt of critical components required for assembly of agriculture products. The agriculture business segment continues to gain traction and reflected significant back log at the end of the period. These revenues will be realized in the second quarter of fiscal 2015. Revenue in the closed cell foam product segment reflected revenue growth in hand truck and lawn and garden segments with bicycle, mobility and wheel barrow remaining static compared to previous year.

Cost of Revenues.  Cost of revenues for the quarter ended September 30, 2014 was $801,656 or 77.7% of sales compared to $815,519 or 78.6% of sales for the same period in 2013. The decrease as a percent of revenue was largely due to increased factory utilization. The Company maintains sufficient production capacity to meet anticipated customer demand without incurring a proportionate increase in overall production costs.

Gross Profit.  Gross profit for quarter ended September 30, 2014 was $230,068 compared to $221,806 for the same period in 2013. Gross profit for the quarter ended September 30, 2014 increased by $8,261 or 3.6% over the same period in 2013 due to the decrease in cost of revenue outlined in the discussion above.

Research & Development Expenses.  Research and development expenses for the quarter ended September 30, 2014 were $39,844 compared to $35,913 for the same period in the prior year. The research and development expenses for the quarter ended September 30, 2014 increased by $3,931, or 11.1% as compared with the same period in 2013. Research and development expenses are largely limited to product improvement and specific customer requests.

Sales & Marketing Expenses. Sales and marketing expenses for the quarter ended September 30, 2014 were $118,859 as compared to $119,689 for the same period in the prior year. The sales and marketing expenses for the quarter ended September 30, 2014 decreased $830 compared to the same period in 2013.  Overall, sales & marketing expense in 2014 was consistent with the same period in 2013 with savings in outside sales rep commissions and commissions-chemicals offset by an increase in travel expense.

General & Administrative Expenses.  General and administrative expenses for the quarter ended September 30, 2014 were $230,536 compared to $226,894 for the same period in 2013. General and administrative expenses for the quarter ended September 30, 2014 increased $3,642 or 1.8 % compared to the same period in 2013.  Overall, general & administrative expense in 2014 was consistent with the same period in 2013 with savings in salaries, stock based compensation, and bad debt expense offset by increases in audit fees, outsourced professional services, and consulting expense.

Net Loss.  Net loss for the quarter ended September 30, 2014 was $158,964 compared to $174,566 for the same period in 2013, a decrease of $15,602.  However, net loss to common shareholders increased by $9,398 or 5.1% due to preferred share dividend.

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

Cash Flows

The following table sets forth our cash flows for the quarters ended September 30, 2014 and 2013.

	Periods ended Sept. 30,
	(in 000’s)
	2014	2013
Net cash used by operating activities	$(88)	$(63)
Net cash used in investing activities	(13)	(20)
Net cash (used)/provided by financing activities	(1)	3
Net decrease in cash during the period	$(102)	$(80)

Net Cash Used by Operating Activities. Our primary sources of operating cash during the quarter ended September 30, 2014 came from collections from customers resulting in a decrease in accounts receivables. Our primary use of operating cash was an increase in prepaid and other current assets.  Net cash used by operating activities was $87,958 for the quarter ended September 30, 2014 compared to net cash used by operating activities of $63,127 for the same period in 2013.

Net Cash Used by Investing Activities.  Net cash used by investing activities was $13,432 for the quarter ended September 30, 2014 and $20,501 for the same period in 2013.  Our use of cash for the quarter ended September 30, 2014 was for the purchase of models and molds and software, all used in the manufacturing process.

Net Cash Provided by Financing Activities.  Net cash used by financing activities was $1,025 for the quarter ended September 30, 2014 compared to net cash provided by financing activities of $3,177 for the same period last year. The primary use of cash for the quarter ended September 30, 2014 was redemption of $837 of convertible notes payable.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at September 30, 2014.

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

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At November 4, 2014, our total cash was $633,543, none of which is restricted; accounts receivables, net of reserves for bad debt, was $315,112; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $862,149. Our total indebtedness was $642,686.  Our total indebtedness at November 4, 2014 includes $505,213 in accounts payable, $4,363 in interest for notes and short-term borrowings, $111,600 in accrued expenses, $14,846 in current portion of long-term debt and $53,840 in long-term debt.

Over the past year, we have been working on various proposals to secure short-term loans as well as long-term bank financing and equity based investments. This work resulted in $355,182 in proceeds from unsecured notes payable and our ability to place Preferred Shares resulting in proceeds of $1,980,478, net of offering costs.  These funds enabled us to pay off $867,257 in debt from 2014 and 2013, fund operations, plus keep operating cash available to fund fiscal year 2015 initiatives as we grow our revenue while maintaining a stable cost basis.

The Company currently does not have an existing credit facility. Over the past year, we have worked with its vendors to obtain extended credit terms and increase credit lines. We also continue to maintain strong customer credit policies and procedures and aggressively pursue receivable collections.

We are intent, in spite of losing a significant number of sales growth opportunities due to cash flow constraints, on focusing on the sale and distribution of profitable product lines. Therefore we are aggressively pursuing an expand and grow business plan that will require securing a financial facility required to maintain sufficient raw material and finished goods inventory levels to capitalize on sales growth opportunities. No additional capital expenditures are anticipated over the next twelve months unless they support sales development and product improvement.  We continue to work to reduce our overall costs wherever possible.

As of September 30, 2014 the Company has approximately 10,600,000 shares authorized and available for issuance. These authorized but unissued and unreserved shares of our common stock can be utilized as necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

In connection with the preparation of our financial statements for the quarter ended September 30, 2014, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.

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

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive and Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

 PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Our Annual Stockholder’s Meeting is scheduled for Thursday, December 4, 2014 at 1501 Industrial Rd., Boulder City, NV  89005.

ITEM 6.  EXHIBITS

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 7, 2014

AMERITYRE CORPORATION
By:
/s/ Timothy L. Ryan
Timothy L. Ryan Chief Executive and Financial Officer (Principal Executive and Financial Officer)