Form 10-Q
period 2014-12-31
AMERITYRE CORP
filed 2015-02-13
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   December 31, 2014

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

The number of shares outstanding of Registrant’s Common Stock as of February 13, 2015: 41,570,287

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERITYRE CORPORATION
Balance Sheets

	December 31, 2014	June 30, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$372,963	$728,585
Accounts receivable - net	505,073	384,160
Accounts receivable - related party - net	14,875	17,089
Inventory - net	717,876	770,991
Prepaid and other current assets	68,646	39,631

Total Current Assets	1,679,433	1,940,456

PROPERTY AND EQUIPMENT
Leasehold improvements	162,683	162,683
Molds and models	848,139	824,979
Equipment	2,967,623	2,966,649
Furniture and fixtures	114,184	105,622
Construction in progress	-	975
Software	311,632	311,632
Less - accumulated depreciation	(3,990,143)	(3,915,542)

Total Property and Equipment	414,118	456,998

OTHER ASSETS
Patents and trademarks - net	270,921	286,947
Deposits	11,000	11,000

Total Other Assets	281,921	297,947

TOTAL ASSETS	$2,375,472	$2,695,401

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	December 31, 2014	June 30, 2014
	(Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$586,608	$617,678
Current portion of long-term debt	14,553	16,013

Total Current Liabilities	601,161	633,691

Long-term debt	53,840	53,840

TOTAL LIABILITIES	655,001	687,531

STOCKHOLDERS' EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common Stock: 75,000,000 shares authorized of $0.001 par value, 41,441,620 shares issued and outstanding, respectively	41,441	41,441
Additional paid-in capital	62,500,703	62,455,820
Common stock payable	5,147	-
Accumulated deficit	(60,828,820)	(60,491,391)

Total Stockholders' Equity	1,720,471	2,007,870

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,375,472	$2,695,401

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013

NET SALES	$1,349,336	$1,260,800	$2,381,060	$2,298,125

COST OF GOODS SOLD	1,035,209	1,064,624	1,836,865	1,880,143

GROSS PROFIT	314,127	196,176	544,195	417,982

EXPENSES
Research and development	57,646	40,455	97,490	76,368
Sales and marketing	167,346	101,966	286,205	221,654
General and administrative	217,759	207,889	448,295	435,083

Total Expenses	442,751	350,310	831,990	733,105

LOSS FROM OPERATIONS	(128,624)	(154,134)	(287,795)	(315,123)

OTHER INCOME/(EXPENSE)
Interest expense	-	(40,905)	-	(54,792)
Interest income	159	-	366	-
Loss on asset disposal	-	(1,585)	-	(1,585)
Miscellaneous Income	-	3,342	-	3,652
Total Other Income/(Expense)	159	(39,148)	366	(52,725)

NET LOSS	(128,465)	(193,282)	(287,429)	(367,848)

Preferred Stock Dividend	(25,000)	-	(50,000)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(153,465)	$(193,282)	$(337,429)	$(367,848)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	41,441,620	39,801,403	41,441,620	39,771,511

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(287,429)	$(367,848)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	90,627	105,719
Amortization of discount on convertible note	-	22,329
Change in allowance for bad debt expense (recovery)	(8,066)	(8,045)
Stock based compensation related to consultant, employee, and director options	13,571	35,790
Stock payable for services	5,147	-
Gain/loss on disposal of assets	-	(1,585)
Changes in operating assets and liabilities:
Accounts receivable	(110,633)	(216,516)
Prepaid and other current assets	(29,015)	25,128
Inventory and any change in inventory reserve	53,115	47,625
Accounts payable and accrued expenses	(24,570)	226,888
Net Cash Used by Operating Activities	(297,253)	(130,515)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(31,721)	(22,319)
Net Cash Used by Investing Activities	(31,721)	(22,319)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of unsecured notes payable	-	507,222
Redemption and payment of convertible and other notes payable	(1,460)	(275,374)
Preferred stock offering costs	(188)	(14,373)
Preferred stock dividends	(25,000)	-
Net Cash (Used)/Provided by Financing Activities	(26,648)	217,475
NET (DECREASE)/INCREASE IN CASH	(355,622)	64,641
CASH AT BEGINNING OF PERIOD	728,585	108,747
CASH AT END OF PERIOD	$372,963	$173,388

NON-CASH FINANCING ACTIVITIES

Interest paid	$-	$8,154
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Accrual of preferred share dividends	$25,000	$-
Reversal of deferred financing costs	$31,500	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2014

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2014 Annual Report on Form 10-K.  Operating results for the quarter ended December 31, 2014 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2015.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies disclosed therein have not changed since our audited financial statements and notes thereto included in our June 30, 2014 Annual Report on Form 10-K, except as noted below.

Trade Receivables

We generally charge-off trade receivables that are more than 120 days outstanding as bad-debt expense, unless management believes the amount to be collectable. The charge-off amounts are included in general and administrative expenses.   As of December 31, 2014 and 2013, the reserve for uncollectible accounts was $7,296 and $-0-, respectively.

Stock Based-Compensation Expense

We account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718).  Our financial statements as of and for the quarters ended December 31, 2014 and 2013 reflect the impact of ASC 718.  Stock-based compensation expense related to director, employee or consultant options recognized under ASC 718 for the six months ended December 31, 2014 and 2013 was $13,571 and $35,790, respectively.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations.  Stock-based compensation expense recognized in our Statements of Operations for the six months ended December 31, 2014 and 2013 assumes all awards will vest; therefore no reduction has been made for estimated forfeitures.  We have awarded some options with a performance requirement and no amounts will be recorded until the requirement is met.

In fiscal year 2015 we modified our volatility analysis to represent a 2 year historical trend of our stock.  This modification to our valuation analysis related to options results in an immaterial difference to previous methodology and is employed consistently with all new option grants.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

Our outstanding stock options and warrants and shares issuable upon conversion of outstanding convertible notes have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 2,834,000 and 2,532,571 common stock equivalents for the six months ended December 31, 2014 and 2013, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20),” which eliminates the concept of extraordinary items. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. The new guidance is to be applied prospectively but may also be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We expect to adopt the provisions of this new guidance on July 1, 2016. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Related Party Transactions

Amerityre’s Chairman of the Board and Chief Executive Officer, Timothy L. Ryan, is also the principal owner of Rhino Rubber LLC, a manufacturing and distribution company for solid industrial tires and wheels.  During the six months ended December 31, 2014 and 2013, Rhino Rubber LLC purchased a total of $3,988 and $4,994, respectively, in tire products from Amerityre.  As of December 31, 2014 and June 30, 2014, the accounts receivable balances for Rhino Rubber LLC were $14,875 and $17,089, respectively.

We currently distribute directly from our manufacturing facility in Boulder City, Nevada and in the past from an independent, contracted warehouse in Ravenna, Ohio.  This contract distribution point was unable to support customer requirements, became ineffective and stopped operations in the second quarter of 2014.  In order to keep commitments to customers and keep revenue growth positive, distribution and other related services were transferred to Rhino Rubber in Akron, Ohio.  Costs for these services were limited to freight, shipping and labor for mounting services.  Storage and other fees of $2,214 for the six months ended December 31, 2014 were charged to the Company by Rhino Rubber and used to offset the above accounts receivable balance.

NOTE 3 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	December 31, 2014	June 30, 2014
	(Unaudited)
Raw Materials	$306,991	$358,725
Finished Goods	529,473	525,722
Inventory reserve	(118,588)	(113,456)
Total Inventory	$717,876	$770,991

Our inventory reserve reflects items that were deemed to be slow moving or obsolete based on an analysis of all inventories on hand.

NOTE 4 - STOCK TRANSACTIONS

During the second quarter, we granted a consultant 128,667 common shares valued at $0.04 per share ($5,147) for work performed related to sales of our products in the three month period ending December 31, 2014.  These shares were issued in January 2015.

Additionally, in a prior period we had accrued deferred financing costs related to a private placement stock campaign.  Upon further investigation the accrual was in error and reversed in the second quarter of fiscal 2015, resulting in an increase to additional paid in capital.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2014

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

During the six months ended December 31, 2014, 100,000 options were granted.  Additionally 140,000 options related to this transaction vested (20,000 options monthly May – November 2014 at $0.10); these options were granted to a consultant pursuant to a consulting agreement.  Year to date expense related to these options is $12,022 as of December 31, 2014.

On December 1, 2014, 480,000 options were granted to the Company’s Chief Operating Officer as part of his employment offer.  The options have a strike price of $0.10, vest December 1, 2015 and expire December 1, 2020.  Year to date expense related to these options is $1,549 as of December 31, 2014.

We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

Risk-free interest rate	1.190	–	1.345%
Expected life	3.8	–	4.5	years
Expected volatility	147.43%	–	152.40%
Dividend yield			0.00%

A summary of the status of our outstanding stock options as of December 31, 2014 and June 30, 2014 and changes during the periods then ended is presented below:

	December 31, 2014		June 30, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	1,754,000	$0.17	1,904,000	$0.23
Granted	620,000	$0.10	150,000	0.08
Expired/Cancelled	-	$-	(300,000)	0.50
Exercised	-	$-	-	-
Outstanding end of period	2,374,000	$0.15	1,754,000	$0.17
Exercisable	1,894,000	$0.17	1,604,000	$0.18

The following table summarizes the range of outstanding and exercisable options as of December 31, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2014	Weighted Average Remaining Contractual Life
$0.08	150,000	6.92	$0.08	150,000	6.92
$0.10	620,000	4.96	$0.10	140,000	4.96
$0.17	650,000	4.92	$0.17	650,000	4.92
$0.17	400,000	5.92	$0.17	400,000	5.92
$0.17	400,000	5.92	$0.17	400,000	5.92
$0.29	154,000	0.50	$0.29	154,000	0.50
	2,374,000			1,894,000

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2014

General Warrant Information

In September 2013, the Company obtained an extension on the remaining $100,000 secured convertible promissory note that was issued in the private placement that closed in September 2010.  This note was paid off as of June 30, 2014.   In exchange for the extension, the note holder received 500,000 common stock warrants and $6,500 in accrued interest and fees.  The common stock warrants expire three years from the date of issuance, are exercisable at $0.13 per share, and vest on the next date the value of Amerityre common stock reaches $0.25 per share.  As of December 31, 2014 the warrants have not vested.

NOTE 6 – LIQUIDITY

At December 31, 2014, our total cash was $372,963, none of which was restricted and our total indebtedness was $655,001, compared to total cash of $173,388 and total indebtedness of $1,715,797 at December 31, 2013.  Our total indebtedness at December 31, 2014 includes $586,608 of accounts payable and accrued expenses and $68,393 of long-term debt (of which $14,553 is current).

In the second quarter fiscal 2015, our revenue fell short of expectations primarily due to a large long term customer not placing their customary order in the second quarter.  The lack of this customary order was a significant factor in the Company not achieving the expected milestone of achieving positive cash flows from operations. As a result, operations for the first two quarters of fiscal 2015 consumed $355,622 of the Company’s limited cash resources.

To help address our limited cash resources, we are in discussions with various opportunities to license our technology to third parties which we believe will bring in additional cash flows without diluting our common stock or requiring the addition of debt. Additionally, we are in discussions with banks and other lenders regarding establishing a line of credit for short term cash needs, however at this time we have not succeeded in establishing such a line of credit.

At the Annual Stockholder’s Meeting held on December 4, 2014, management presented a plan focusing on “Profitability as a Mindset”.  To that end, management continues to sharpen our sales model continue to add sales resources. We have purchased a customer list and placed advertisements in trade magazines to our target customer base and will further utilize the customer list through a more robust customer relationship management process through our the remainder of fiscal year 2015.

In connection with the preparation of our financial statements for the three and six months ended December 31, 2014, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.

NOTE 7 – SUBSEQUENT EVENTS

As disclosed above in Note 4, 128,667 common shares were issued in January 2015 pursuant to services rendered in the second quarter.

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

In an effort by our government to continually improve the quality of air, land and water it is important to note that select chemicals used in our formulations in the past are becoming difficult to source .With this in mind Amerityre has embarked on a project to find suitable replacements for these products through intensive R&D in a combined effort with our supplier base. As always Amerityre is committed to be compliant with all government regulations while insuring the quality of our products.

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

As described above the market segments we are focused on are diverse markets which are unrelated in terms of customer base, product, distribution, market demands and competition. After completing a review of our cost structure, product pricing and marketing approaches, the new management team concluded that the sales organization should be organized according to a territory sales management approach rather than a product management approach. The sales team is comprised of four manufacturer representatives whose experience is complementary to our product portfolio. By contract this group does not represent any competing products and is committed to meet or beat agreed-upon revenue targets. We expect this new emphasis on proper product pricing and new marketing campaigns to drive more profitable sales for Amerityre, supporting our goal in establishing “Profitability as a Mindset”.

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

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at December 31, 2014, totaling $590,192 with accumulated amortization of $319,271 for a net book value of $270,921. Patent and trademark costs, net of accumulated amortization at December 31, 2013 totaled $490,747.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. Included in the total patent and trademark costs are $-0- and $6,207 of patent and trademark costs pending at December 31, 2014 and 2013, respectively, that were not being amortized.

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

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  The stock-based compensation expense recognized under ASC 718 for the six months ended December 31, 2014 and 2013 was $13,571 and $35,790, respectively. The stock-based compensation expense recognized under ASC 718 for the three months ended December 31, 2014 and 2013 was $6,997 and $20,808, respectively.

Results of Operations

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our sales and cash flows.  These key performance indicators include:

·	Net sales, which consist of product sales and equipment sales, if any;

·	Sales, net of returns and trade discounts, which are an indicator of our overall business growth and the success of our sales and marketing efforts;

·	Gross profit, which is an indicator of both competitive pricing pressures and the cost of goods sold of our products and the mix of product and equipment sales and license fees, if any;

·	Growth in our customer base, which is an indicator of the success of our sales efforts; and

·	Distribution of sales across our products offered.

The following summary table presents a comparison of our results of operations for the three and six months ended December 31, 2014 and 2013 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	For the Three Months Ended December 31,			For the Six Months Ended December 31
	(in 000’s)		Change	(in 000’s)		Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Net revenues	$1,349	$1,261	7.0%	$2,381	$2,298	3.6%
Cost of revenues	1,035	1,065	(2.8%)	1,837	1,880	(2.3%)
Gross profit	314	196	60.2%	544	418	30.1%
Research and development expenses	58	40	45%	97	76	27.6%
Sales and marketing expense	167	102	63.7%	286	222	28.8%
General and administrative expense	218	208	4.8%	448	435	3.0%
Other income (expense)	-	(40)	(100.0%)	-	(53)	(100.0%)
Net loss	(128)	(193)	(33.7%)	(287)	(368)	(22.0%)
Preferred stock dividend	(25)	-	100.0%	(50)	-	100%
Net loss attributable to common shareholders	$(153)	$(193)	(20.7%)	$(337)	$(368)	(8.4%)

Three Months Ended December 31, 2014 Compared to December 31, 2013

Net Sales.  Net sales of $1,349,336 for the three months ended December 31, 2014, reflects a 7.0% increase over net sales of $1,260,800 for the three months ended December 31, 2013. Sales between periods increased largely due to increases in the agricultural product line.

Cost of Revenues.  Cost of revenues for the three months ended December 31, 2014 was $1,035,209 or 76.7% of sales compared to $1,064,624 or 84.4% of sales for the same period in 2013. Cost of revenues decreased for the three months ended due to decreases in raw materials and overhead offset by higher direct labor when compared to prior year.

Gross Profit.  Gross profit for three months ended December 31, 2014 was $314,127 compared to $196,176 for the same period in 2013. Gross profit increased by $117,951 or 60.2% between periods directly as a result of increases in net sales and decreases in cost of revenues.

Research & Development Expenses.  Research and development expenses for the three months ended December 31, 2014 were $57,646 compared to $40,455 for the same period in the prior year. Research and development expenses between periods increased by $17,191 or 42.5% primarily due to increased testing and research expense incurred in the quarter.  All other expenses were generally consistent.

Sales & Marketing Expenses. Sales and marketing expenses for the three months ended December 31, 2014 were $167,346 as compared to $101,966 for the same period in the prior year. Sales and marketing expenses increased $65,380 between periods primarily due to higher commissions to outside sales representatives, higher travel expense to trade shows and higher advertising through trade magazines for our products.

General & Administrative Expenses.  General and administrative expenses for the three months ended December 31, 2014 were $217,759 compared to $207,889 for the same period in 2013. General and administrative expenses increased $9,870 or 4.8% between periods primarily due higher consultant fees which were offset somewhat by savings in salaries and wages.  All other expenses were generally consistent.

Other Income/(Expense).  Other income for the three months ended December 31, 2014 was $159 compared to ($39,148) for the same period in 2013. Other income/(expense) increased $39,307 between periods due to our ability to pay off all unsecured notes and short-term borrowings in 2014.

Net Loss.  Net loss for the three months ended December 31, 2014 was $128,465 compared to a net loss of $193,282 for the same period in 2013, a decrease of $64,817.  However, net loss to common shareholders only decreased by $39,817 or 20.6% due to the preferred share dividend.

Six Months Ended December 31, 2014 Compared to December 31, 2013

Net Sales.  Net sales of $2,381,060 for the six months ended December 31, 2014, reflects a 3.6% increase over net sales of $2,298,125 for the six months ended December 31, 2013. Sales between periods increased largely due to increases in the agricultural product line.

Cost of Revenues.  Cost of revenues for the six months ended December 31, 2014 was $1,836,865 or 77.1% of sales compared to $1,880,143 or 81.8% of sales for the same period in 2013. Cost of revenues decreased for the six months ended due to decreases in raw materials and overhead offset by higher direct labor when compared to prior year.

Gross Profit.  Gross profit for six months ended December 31, 2014 was $544,195 compared to $417,982 for the same period in 2013. Gross profit increased by $126,213 or 30.1% between periods directly as a result of increases in net sales and decreases in cost of revenues.

Research & Development Expenses.  Research and development expenses for the six months ended December 31, 2014 were $97,490 compared to $76,368 for the same period in the prior year. The $21,122 increase between periods is primarily due to increased testing and research expense and higher salaries and wages.

Sales & Marketing Expenses. Sales and marketing expenses for the six months ended December 31, 2014 were $286,205 as compared to $221,654 for the same period in the prior year. Sales and marketing expenses increased $64,551 between periods primarily due higher commissions to outside sales reps, higher travel expense to trade shows and higher advertising through trade magazines for our products.

General & Administrative Expenses.  General and administrative expenses for the six months ended December 31, 2014 were $448,295 compared to $435,083 for the same period in 2013. General and administrative expenses increased $13,212 or 3.0% between periods primarily due to higher consultant fees which were offset somewhat by savings in salaries and wages.  Additionally, expenses related to stock based compensation were lower in 2014 compared to 2013 due to fewer options being granted as of December 31, 2014.

Other Income/(Expense).  Other income for the six months ended December 31, 2014 was $366 compared to ($52,725) for the same period in 2013. Other income/(expense) increased $53,091 between periods due to our ability to pay off all unsecured notes and short-term borrowings in 2014.

Net Loss.  Net loss for the six months ended December 31, 2014 was $287,429 compared to a net loss of $367,848 for the same period in 2013, a decrease of $80,419.  However, net loss to common shareholders decreased by $30,419 or 8.4% due to the preferred share dividend.

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

Cash Flows

The following table sets forth our cash flows for the six months ended December 31, 2014 and 2013.

	For the Six Months Ended December 31,
	(in 000’s)
	2014	2013
Net Cash Used by Operating Activities	$(297)	$(131)
Net Cash Used by Investing Activities	(32)	(22)
Net Cash (Used)/Provided by Financing Activities	(27)	217
Net (Decrease) in Cash During Period	$(356)	$(64)

Net Cash Used by Operating Activities. Our primary sources of operating cash during the period ended December 31, 2014 came from collections from customers, however our due to higher year end customer purchases our accounts receivable was also higher at year end. Our primary use of operating cash was an increase in prepaid and other current assets.  Net cash used by operating activities was $297,253 for the period ended December 31, 2014 compared to net cash used by operating activities of $130,515 for the same period in 2013.

Net Cash Used by Investing Activities.  Net cash used by investing activities was $31,721 for the period ended December 31, 2014 and $22,319 for the same period in 2013.  Our use of cash for the period ended December 31, 2014 was for the purchase of models and molds and software, all used in the manufacturing process.

Net Cash (Used)/Provided by Financing Activities.  Net cash used by financing activities was $26,648 for the period ended December 31, 2014 compared to net cash provided by financing activities of $217,475 for the same period last year. The primary use of cash for the period ended December 31, 2014 was redemption of $1,460 of notes payable and the payment of $25,000 preferred stock dividend.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at December 31, 2014.

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

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At February 3, 2015, our total cash balance was $369,594, none of which is restricted; accounts receivables, net of reserves for bad debt, was $282,836; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $841,099. Our total indebtedness was $479,379.  Our total indebtedness at February 3, 2015 includes $300,898 in accounts payable, $4,363 in interest for notes and short-term borrowings, $105,725 in accrued expenses, $14,553 in current portion of long-term debt and $53,840 in long-term debt.

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

The Company currently does not have an existing credit facility. Over the past year, we have worked with our vendors to obtain extended credit terms and increase credit lines. We also continue to maintain strong customer credit policies and procedures and aggressively pursue receivable collections.

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

In the second quarter fiscal 2015, our revenue fell short of expectations primarily due to a large long term customer not placing their customary order in the second quarter.  The lack of this customary order was a significant factor in the Company not achieving the expected milestone of achieving positive cash flows from operations. As a result, operations for the first two quarters of fiscal 2015 consumed $355, 622 of the Company’s limited cash resources.

To help address our limited cash resources, we are in discussions with various opportunities to license our technology to third parties which we believe will bring in additional cash flows without diluting our common stock or requiring the addition of debt. Additionally, we are in discussions with banks and other lenders regarding establishing a line of credit for short term cash needs, however at this time we have not succeeded in establishing such a line of credit.

At the Annual Stockholder’s Meeting held on December 4, 2014, management presented a plan focusing on “Profitability as a Mindset”.  To that end, management continues to sharpen our sales model continue to add sales resources. We have purchased a customer list and placed advertisements in trade magazines to our target customer base and will further utilize the customer list through a more robust customer relationship management process through our the remainder of fiscal year 2015.

As of December 31, 2014 the Company has approximately 10,471,000 shares authorized and available for issuance. These authorized but unissued and unreserved shares of our common stock can be utilized as necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

In connection with the preparation of our financial statements for the three and six months ended December 31, 2014, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.

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

 PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2014.  The Company has identified the following:

Changes to government regulations applicable to chemicals used in our manufacturing process may require adjustments to our product formulations that could increase costs, delay production or even eliminate our ability to produce certain product lines if we are unable to identify substitute materials.

As of the date of this filing select chemicals used in our current polyurethane elastomer formulations are being phased out of production and no longer will be sold. While we expect to identify and validate replacement materials before our current supplies are exhausted, if we are not able to find appropriate substitute material we may be unable to continue to produce our polyurethane elastomer based formulations currently used for our forklift and agricultural tires. Eliminating these product lines would have a significant and material adverse effect on our current business and future business plans and prospects.

Shipping port slowdowns or closures due to labor disputes may delay or stop our manufacturing if components ordered from overseas do not arrive on schedule.

Production of certain products requires components sourced from international suppliers for which we have no cost effective alternative suppliers.  If overseas delivery of these components is delayed or halted due to labor strikes or port closures, our production could be delayed or halted, we would be unable to deliver completed products as ordered, and our revenue stream and ability to operate would be seriously compromised.

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

Dated:  February 13, 2015

AMERITYRE CORPORATION
By:
/s/ Timothy L. Ryan	/s/ Lynda R. Keeton-Cardno
Timothy L. Ryan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)