Form 10-Q
period 2015-03-31
AMERITYRE CORP
filed 2015-05-11
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2015

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

The number of shares outstanding of Registrant’s Common Stock as of May 11, 2015: 41,570,287

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERITYRE CORPORATION
Balance Sheets

	March 31, 2015	June 30, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$280,828	$728,585
Accounts receivable - net	524,808	384,160
Accounts receivable - related party - net	6,159	17,089
Inventory - net	614,566	770,991
Prepaid and other current assets	121,537	39,631

Total Current Assets	1,547,898	1,940,456

PROPERTY AND EQUIPMENT
Leasehold improvements	162,683	162,683
Molds and models	852,204	824,979
Equipment	2,977,623	2,966,649
Furniture and fixtures	114,184	105,622
Construction in progress	-	975
Software	311,632	311,632
Less - accumulated depreciation	(4,038,433)	(3,915,542)

Total Property and Equipment	379,893	456,998

OTHER ASSETS
Patents and trademarks - net	262,908	286,947
Deposits	11,000	11,000

Total Other Assets	273,908	297,947

TOTAL ASSETS	$2,201,699	$2,695,401

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Balance Sheets (Continued)

	March 31, 2015	June 30, 2014
	(Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$482,793	$617,678
Current portion of long-term debt	13,929	16,013

Total Current Liabilities	496,722	633,691

Long-term debt	53,840	53,840

TOTAL LIABILITIES	550,562	687,531

STOCKHOLDERS' EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common stock: 75,000,000 shares authorized of $0.001 par value, 41,570,287 and 41,441,620 shares issued and outstanding, respectively	41,570	41,441
Additional paid-in capital	62,510,789	62,455,820
Retained deficit	(60,903,222)	(60,491,391)

Total Stockholders' Equity	1,651,137	2,007,870

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,201,699	$2,695,401

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014

NET SALES	$1,190,841	$1,169,324	$3,571,901	$3,467,451

COST OF GOODS SOLD	851,688	959,434	2,688,553	2,839,577

GROSS PROFIT	339,153	209,890	883,348	627,874

EXPENSES
Research and development	58,146	49,471	155,636	125,839
Sales and marketing	140,573	130,186	426,778	351,841
General and administrative	189,936	227,116	638,231	662,200

Total Expenses	388,655	406,773	1,220,645	1,139,880

LOSS FROM OPERATIONS	(49,502)	(196,883)	(337,297)	(512,006)

OTHER INCOME/(EXPENSE)
Interest expense	-	(30,919)	-	(85,711)
Interest income	100	-	466	-
Write-off of deferred financing costs	-	(40,000)	-	(40,000)
Loss on asset disposal	-	-	-	(1,585)
Miscellaneous income/(expense)	-	(2,500)	-	1,154
Total Other Income/(Expense)	100	(73,419)	466	(126,142)

NET LOSS	(49,402)	(270,302)	(336,831)	(638,148)

Preferred Stock Dividend	(25,000)	-	(75,000)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(74,402)	$(270,302)	$(411,831)	$(638,148)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	41,524,135	40,241,620	41,469,326	39,925,927

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(336,831)	$(638,148)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	146,930	166,324
Amortization of discount on convertible note	-	40,970
Change in allowance for bad debt expense (recovery)	(8,066)	16,135
Stock paid for services	5,147	-
Stock based compensation related to consultant, employee and director options	18,638	55,766
Write-off of deferred financing costs	-	40,000
Gain/Loss on disposal of assets	-	1,585
Changes in operating assets and liabilities:
Accounts receivable	(121,652)	(120,255)
Inventory and inventory reserve	156,426	45,519
Prepaid and other current assets	(81,906)	23,462
Accounts payable and accrued expenses	(128,385)	106,383
Net Cash Used by Operating Activities	(349,699)	(262,259)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(45,786)	(28,672)
Net Cash Used by Investing Activities	(45,786)	(28,672)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of unsecured notes payable	-	507,222
Redemption and payment of convertible and other notes payable	(2,084)	(275,999)
Preferred stock issuance costs	(188)	(900)
Preferred stock dividends	(50,000)	-
Net Cash (Used) Provided by Financing Activities	(52,272)	230,323
NET DECREASE IN CASH	(447,757)	(60,608)
CASH AT BEGINNING OF PERIOD	728,585	108,747
CASH AT END OF PERIOD	$280,828	$48,139

NON-CASH FINANCING ACTIVITIES

Interest paid	$-	$8,154
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Accrual of preferred share dividends	$25,000	$-
Reversal of deferred financing costs	$31,500	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2015

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2014 Annual Report on Form 10-K.  Operating results for the nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2015.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies disclosed therein have not changed since our audited financial statements and notes thereto included in our June 30, 2014 Annual Report on Form 10-K, except as noted below.

Trade Receivables

We generally charge-off trade receivables that are more than 120 days outstanding as bad-debt expense, unless management believes the amount to be collectable. The charge-off amounts are included in general and administrative expenses.   As of March 31, 2015 and 2014, the reserve for uncollectible accounts was $7,556 and $24,179, respectively.

Stock Based-Compensation Expense

We account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718).  Our financial statements as of and for the quarters ended March 31, 2015 and 2014 reflect the impact of ASC 718.  Stock-based compensation expense related to director, employee or consultant options recognized under ASC 718 for the nine months ended March 31, 2015 and 2014 was $18,638 and $55,766, respectively.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations.  Stock-based compensation expense recognized in our Statements of Operations for the nine months ended March 31, 2015 and 2014 assumes all awards will vest; therefore no reduction has been made for estimated forfeitures.  We have awarded some options with a performance requirement and no amounts will be recorded until the requirement is met.

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

Our outstanding stock options and warrants and shares issuable upon conversion of outstanding convertible notes have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 2,924,000 and 2,532,572 common stock equivalents for the nine months ended March 31, 2015 and 2014, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Recent Accounting Pronouncements

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for these interim financial statements.

Issued

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC, did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Related Party Transactions

Amerityre’s Chairman of the Board, Timothy L. Ryan, is also the principal owner of Rhino Rubber LLC, a manufacturing and distribution company for solid industrial tires and wheels.  During the nine months ended March 31, 2015 and 2014, Rhino Rubber LLC purchased a total of $6,928 and $6,192, respectively, in tire products from Amerityre.  As of March 31, 2015 and June 30, 2014, the accounts receivable balances for Rhino Rubber LLC were $6,159 and $20,143, respectively.

We currently distribute directly from our manufacturing facility in Boulder City, Nevada and in the past from an independent, contracted warehouse in Ravenna, Ohio.  This contract distribution point was unable to support customer requirements, became ineffective and stopped operations in the second quarter of 2014.  In order to keep commitments to customers and keep revenue growth positive, distribution and other related services were transferred to Rhino Rubber in Akron, Ohio.  Costs for these services were limited to freight, shipping and labor for mounting services.  Storage and other fees of $7,722 for the nine months ended March 31, 2015 were charged to the Company by Rhino Rubber and used to offset the above accounts receivable balance.

NOTE 3 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	March 31, 2015	June 30, 2014
	(Unaudited)
Raw Materials	$230,870	$358,725
Finished Goods	649,936	525,722
Inventory reserve	(266,240)	(113,456)
Inventory - net	$614,566	770,991

Our inventory reserve reflects items that were deemed to be slow moving, defective or obsolete based on an analysis of all inventories on hand.  The Company is actively working with all suppliers who provide out-of-specification inventory on solutions to fix the supplier manufacturing process and reimburse the Company for time and material used in reworking said inventory.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2015

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

During the nine months ended March 31, 2015, 100,000 options were granted.  Additionally 140,000 options related to this transaction vested (20,000 options monthly May – November 2014 at $0.10); these options were granted to a consultant pursuant to a consulting agreement.  Year to date expense related to these options is $12,022 as of March 31, 2015.

On December 1, 2014, 480,000 options were granted to the Company’s Chief Executive Officer (then our Chief Operating Officer) as part of his employment offer.  The options have a strike price of $0.10, vest December 1, 2015 and expire December 1, 2020.  Year to date expense related to these options is $6,196 as of March 31, 2015.

On January 21, 2015, 50,000 options were granted to the Company’s Chief Financial Officer as part of her employment offer.  The options have a strike price of $0.10, vest ratably January 21, 2015 to December 1, 2015 and expire December 1, 2020.  Year to date expense related to these options is $420 as of March 31, 2015.

We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

Risk-free interest rate	1.190	–	1.345%
Expected life	3.8	–	4.5	years
Expected volatility	147.43	–	152.40%
Dividend yield			0.00%

A summary of the status of our outstanding stock options as of March 31, 2015 and June 30, 2014 and changes during the periods then ended is presented below:

	March 31, 2015		June 30, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	1,754,000	$0.17	1,904,000	$0.23
Granted	670,000	$0.10	150,000	$0.08
Expired/Cancelled	-	$-	(300,000)	$0.50
Exercised	-	$-	-	$-
Outstanding end of period	2,424,000	$0.15	1,754,000	$0.17

Exercisable	1,906,500	$0.17	1,604,000	$0.18

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2015

NOTE 5 - STOCK OPTIONS AND WARRANTS, Continued

The following table summarizes the range of outstanding and exercisable options as of March 31, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2015	Weighted Average Remaining Contractual Life
$0.08	150,000	6.67	$0.08	150,000	6.67
$0.10	670,000	4.72	$0.10	152,500	4.72
$0.17	650,000	4.67	$0.17	650,000	4.67
$0.17	400,000	5.67	$0.17	400,000	5.67
$0.17	400,000	6.67	$0.17	400,000	6.67
$0.29	154,000	0.25	$0.29	154,000	0.25
	2,424,000			1,906,500

General Warrant Information

In September 2013, the Company obtained an extension on the remaining $100,000 secured convertible promissory note that was issued in the private placement that closed in September 2010.  This note was paid off as of June 30, 2014.   In exchange for the extension, the note holder received 500,000 common stock warrants and $6,500 in accrued interest and fees.  The common stock warrants expire three years from the date of issuance, are exercisable at $0.13 per share, and vest on the next date the value of Amerityre common stock reaches $0.25 per share.  As of March 31, 2015 the warrants have not vested.

NOTE 6 - LIQUIDITY

At March 31, 2015, our total cash was $280,828, none of which was restricted and our total indebtedness was $550,562, compared to total cash of $48,139 and total indebtedness of $1,618,305 at March 31, 2014.  Our total indebtedness at March 31, 2015 includes $482,793 of accounts payable and accrued expenses and $67,769 of long-term debt (of which $13,929 is current).  As a result, operations for the nine months ended March 31, 2015 consumed $447,757 of the Company’s limited cash resources.

In the third quarter fiscal 2015, our revenue fell short of expectations primarily due to a significant, long term customer not placing its customary order in the second and third quarters.  The lack of this customary order was a significant factor in the Company not achieving the expected milestone of positive cash flows from operations.  This revenue shortfall was partly offset by significant increases in sales of our agricultural pivot tires.

To help address our limited cash resources, we are in discussions with various third parties about potential opportunities to license our technology which we believe will bring in additional cash flows without diluting our common stock or requiring the addition of debt. We are in discussions with banks and other lenders regarding establishing a line of credit for short term cash needs, however at this time we have not succeeded in establishing such a line of credit.  Lastly, we have entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed.

At the Annual Stockholder’s Meeting held on December 4, 2014, management presented a plan focusing on “Profitability as a Mindset”.  To that end, management continues to sharpen our sales model to add sales resources. We have purchased a customer list and placed advertisements in trade magazines to introduce our agriculture products to our targeted customer base. We will continue to implement marketing efforts to develop these potential customers throughout the remainder of fiscal year 2015.

In connection with the preparation of our financial statements for the three and nine months ended March 31, 2015, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.

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

Polyurethane Elastomer Forklift Tires – Manufacturing was suspended in the second quarter of 2013 due to quality and process issues.  We engaged a polyurethane specialist to lead the corrective action efforts and complete the development of a marketable forklift tire.  During 2014, the forklift product line was reintroduced into the marketplace. This process has been slow given the poor product performance experienced in 2012 and 2013.  Results continue to be below expectations, and we are currently undertaking a project to source suitable formulation components to replace those difficult to source, as mentioned above.  We expect results to continue to lag expectations until the modified formulation is completed and a new marketing campaign for this product launched.

Agricultural Tires – This product continues to demonstrate revenue growth during the period. With market acceptance and growing revenues for this new product line, we have placed additional resources to ensure product improvements and developments continue to expand at high levels.  We continue to work to establish distribution relationships to increase our market penetration in this segment.  Our market knowledge continues to grow as evidenced by several new product designs we have implemented during the period and a new design patent we hold.  This patent will protect the Company’s interest going forward and we anticipate we can bolster future revenues by providing application-specific solutions for customers.

Due to the Company’s limited resources, tire projects which are contingent on additional development, such as composite and automotive tires, have been put on hold and will be revisited at a later date.

As described above, the market segments we are focused on are diverse markets which are unrelated in terms of customer base, product, distribution, market demands and competition. After completing a review of our cost structure, product pricing and marketing approaches, the new management team concluded that the sales organization of the Company should be organized according to a territory sales management approach rather than a product management approach. As a result, the sales team is comprised of three manufacturer representatives whose experience is complementary to our product portfolio plus our in-house sales department.  The result of the Company’s emphasis on proper product pricing and new marketing campaigns has driven more profitable sales for Amerityre, which has become evident in our third quarter 2015 results.  Our net loss decreased and our EBITDA (earnings before income taxes depreciation and amortization, a normalizing/non-GAAP metric) is positive for the quarter.  Overall these changes are supporting our goal in establishing “Profitability as a Mindset”.

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

·
Research and development expenses, which consist primarily of direct labor conducting research and development, equipment and materials used in new product development and product improvement using our technologies;

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

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at March 31, 2015, totaling $590,192 with accumulated amortization of $327,284 for a net book value of $262,908. Patent and trademark costs, net of accumulated amortization at March 31, 2014 totaled $286,947.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. Included in the total patent and trademark costs are $-0- and $6,207 of patent and trademark costs pending at March 31, 2015 and 2014, respectively, that were not being amortized.

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

Stock-Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of authorization.  The stock-based compensation expense recognized under ASC 718 for the nine months ended March 31, 2015 and 2014 was $18,638 and $55,766, respectively. The stock-based compensation expense recognized under ASC 718 for the three months ended March 31, 2015 and 2014 was $5,067 and $19,976, respectively.

Results of Operations

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our sales and cash flows.  These key performance indicators include:

·	Net sales, which consist of product sales;

·	Sales, net of returns and trade discounts, which is an indicator of our overall business growth and the success of our sales and marketing efforts;

·	Gross profit, which is an indicator of both competitive pricing pressures and the cost of goods sold of our products and the mix of product and license fees, if any;

·	Growth in our customer base, which is an indicator of the success of our sales efforts; and

·	Distribution of sales across our products offered.

The following summary table presents a comparison of our results of operations for the three and nine months ended March 31, 2015 and 2014 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	(in 000’s)		Change	(in 000’s)		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Net revenues	$1,191	$1,169	1.9%	$3,572	$3,467	3.0%
Cost of revenues	(852)	(959)	(11.2%)	(2,689)	(2,840)	(5.3%)
Gross profit	339	210	61.4%	883	628	40.6%
Research and development expenses	(58)	(49)	18.4%	(156)	(126)	23.8%
Sales and marketing expense	(141)	(130)	8.5%	(427)	(352)	21.3%
General and administrative expense	(190)	(228)	(16.7%)	(638)	(662)	(3.8%)
Other income (expense)	-	(73)	(100.0%)	-	(126)	(100.0%)
Net loss	(50)	(270)	(81.5%)	(337)	(638)	(47.2%)
Preferred stock dividend	(25)	-	100.0%	(75)	-	100.0%
Net loss attributable to common shareholders	$(75)	$(270)	(72.2%)	$(412)	$(638)	(35.4%)

Three Months Ended March 31, 2015 Compared to March 31, 2014

Net Sales.  Net sales of $1,190,841 for the three months ended March 31, 2015, reflects a 1.9% increase over net sales of $1,169,324 for the three months ended March 31, 2014. Sales between periods increased largely due to increases in the agricultural product line.

Cost of Revenues.  Cost of revenues for the three months ended March 31, 2015 was $851,688 or 71.5% of sales compared to $959,434 or 82.1% of sales for the same period in 2014, representing a savings of 11.2% year over year. Cost of revenues decreased for the three months ended due to decreases in raw materials offset by higher direct labor and overhead when compared to prior year.  Although direct labor is higher in the current year then the prior year, we believe that we have the correct mix of personnel and higher skill sets on the production floor that will support other growth initiatives in the Company.

Gross Profit.  Gross profit for three months ended March 31, 2015 was $339,153 compared to $209,890 for the same period in 2014. Gross profit increased by $129,263 or 61.4% between periods directly as a result of increases in net sales and decreases in cost of revenues.

Research & Development Expenses.  Research and development expenses for the three months ended March 31, 2015 were $58,146 compared to $49,471 for the same period in 2014. Research and development expenses between periods increased by $8,675 or 18.4% primarily due to increased testing and research expense, and associated labor, incurred in the quarter.  All other expenses were generally consistent.

Sales & Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2015 were $140,573 compared to $130,186 for the same period in 2014. Sales and marketing expenses increased $10,387 between periods primarily due to higher commissions to outside sales representatives, higher travel expense to trade shows and higher advertising through trade magazines for our products.  All other expenses were generally consistent.

General & Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2015 were $189,936 compared to $227,116 for the same period in 2014. General and administrative expenses decreased $37,180 or 16.3% between periods primarily due to savings in salaries and wages, lower stock based compensation, lower depreciation and lower bad debt expense offset by increases in consulting and accounting expenses.  All other expenses were generally consistent.

Other Income/(Expense).  Other income for the three months ended March 31, 2015 was $100 compared to ($73,419) for the same period in 2014. Other income/(expense) increased $73,519 between periods due to our ability to pay off all unsecured notes and short-term borrowings in 2014 resulting in no cost of debt in the current period.

Net Loss.  Net loss for the three months ended March 31, 2015 was $49,402 compared to a net loss of $270,302 for the same period in 2014, a decrease of $220,900.  However, net loss to common shareholders only decreased by $195,900 or 72.6% due to the preferred share dividend.

Nine Months Ended March 31, 2015 Compared to March 31, 2014

Net Sales.  Net sales of $3,571,901 for the nine months ended March 31, 2015, reflects a 3.0% increase over net sales of $3,467,451 for the nine months ended March 31, 2014. Sales between periods increased largely due to increases in the agricultural product line offset by a large long term customer not placing its customary order in the third quarter.  This client is restructuring its product line and we anticipate future sales to the client in our next fiscal year.

Cost of Revenues.  Cost of revenues for the nine months ended March 31, 2015 was $2,688,553 or 75.3% of sales compared to $2,839,577 or 81.9% of sales for the same period in 2014. Cost of revenues decreased for the nine months ended due to decreases in raw materials and overhead offset by higher direct labor when compared to the prior year.

Gross Profit.  Gross profit for nine months ended March 31, 2015 was $883,348 compared to $627,874 for the same period in 2014. Gross profit increased by $255,474 or 40.6% between periods directly as a result of increases in net sales and decreases in cost of revenues.

Research & Development Expenses.  Research and development expenses for the nine months ended March 31, 2015 were $155,636 compared to $125,839 for the same period in 2014. The $29,797 increase between periods is primarily due to increased testing and research expense, and associated labor, and testing expense, primarily related to finding a replacement catalyst in our manufacturing process, incurred year to date.  All other expenses were generally consistent.

Sales & Marketing Expenses. Sales and marketing expenses for the nine months ended March 31, 2015 were $426,778 as compared to $351,841 for the same period in 2014. Sales and marketing expenses increased $74,937 between periods primarily due higher commissions to outside sales representatives, higher travel expense to trade shows and higher advertising through trade magazines for our products. All other expenses were generally consistent.

General & Administrative Expenses.  General and administrative expenses for the nine months ended March 31, 2015 were $638,231 compared to $662,200 for the same period in 2014. General and administrative expenses decreased $23,969 or 3.6% between periods primarily due to savings in salaries and wages, lower stock based compensation, lower depreciation and lower bad debt expense offset by increases in consulting and accounting expenses.  All other expenses were generally consistent.

Other Income/(Expense).  Other income for the nine months ended March 31, 2015 was $466 compared to ($126,142) for the same period in 2014. Other income/(expense) increased $126,608 between periods due to our ability to pay off all unsecured notes and short-term borrowings in 2014 resulting in no cost of debt in the current period.

Net Loss.  Net loss for the nine months ended March 31, 2015 was $336,831 compared to a net loss of $638,148 for the same period in 2014, a decrease of $301,317.  However, net loss to common shareholders decreased by $226,317 or 35.4% due to the preferred share dividend.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and payments received from our customers.  We do not have any significant credit arrangements.  Historically, our expenses have exceeded our sales, resulting in operating losses.  From time to time, we have obtained additional liquidity to fund our operations through the sale of shares of our common stock and the placement of short-term debt instruments.   Management continues to evaluate financing options but we are choosing to delay financing at terms that will subject the Company to high costs of debt and are reluctant to raise money through stock sales at what we believe are highly dilutive share prices.

As we have historically not succeeded in establishing favorable short term financing, in the quarter ending March 31, 2015, we have entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed.

Cash Flows

The following table sets forth our cash flows for the nine months ended March 31, 2015 and 2014.

	For the Nine Months Ended March 31,
	(in 000’s)
	2015	2014
Net Cash Used by Operating Activities	$(350)	$(262)
Net Cash Used by Investing Activities	(46)	(29)
Net Cash (Used) Provided by Financing Activities	(52)	230
Net Decrease in Cash During Period	$(448)	$(61)

Net Cash Used by Operating Activities. Our primary sources of operating cash during the period ended March 31, 2015 came from collections from customers, however due to higher quarter end customer purchases our accounts receivable was also higher at period end. Our primary use of operating cash was an increase in inventory on hand at period end.  Net cash used by operating activities was $349,699 for the period ended March 31, 2015 compared to net cash used by operating activities of $262,259 for the same period in 2014.

Net Cash Used by Investing Activities.  Net cash used by investing activities was $45,786 for the period ended March 31, 2015 and $28,672 for the same period in 2014.  Our use of cash for the period ended March 31, 2015 was for the purchase of models, equipment and software, all used in the manufacturing process.

Net Cash (Used) Provided by Financing Activities.  Net cash used by financing activities was $52,271 for the period ended March 31, 2015 compared to net cash provided by financing activities of $230,323 for the same period last year. The primary use of cash for the period ended March 31, 2015 was the payment of $50,000 for the preferred stock dividend.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at March 31, 2015.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$33,000	$33,000	$-	$-	$-
Total contractual cash obligations	$33,000	$33,000	$-	$-	$-

(1)  In May 2014, we negotiated a one year extension of the lease on our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building of which the landlord has negotiated to possibly occupy 7,000 square feet.  This space is not critical to our manufacturing processes and will not interrupt current business operations.  We currently occupy all 49,200, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres.   The extended lease commenced on July 1, 2014 for the base rent of $11,000 per month.  All other terms and conditions of the building lease remain in effect. The facility lease is in negotiations for extension with generally the same terms for an additional 5 years.

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At May 4, 2015, our total cash balance was $377,861 none of which is restricted; accounts receivables, net of reserves for bad debt, was $301,269; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $1,030,572. Our total indebtedness was $629,423.  Our total indebtedness at May 4, 2015 includes $479,773 in accounts payable, $4,363 in interest for notes and short-term borrowings, $77,518 in accrued expenses, $13,929 in current portion of long-term debt and $53,840 in long-term debt.

Over the past year, we have been working on various proposals to secure short-term loans as well as long-term bank financing and equity based investments. This work resulted in $507,222 in proceeds from unsecured notes payable and our ability to place Preferred Shares resulting in proceeds of $1,980,478, net of offering costs.  These funds enabled us to pay off $867,257 in debt from 2014 and 2013, fund operations, plus keep operating cash available to fund fiscal year 2015 initiatives as we grow our revenue while maintaining a stable cost basis.

The Company currently does not have an existing credit facility. Over the past year, we have worked with our vendors to obtain extended credit terms and increase credit lines. We also continue to maintain strong customer credit policies and procedures and aggressively pursue receivable collections.

We are intent, in spite of losing a significant number of sales growth opportunities due to cash flow constraints, on focusing on the sale and distribution of profitable product lines. Management continues to look for a facility at affordable terms that will allow the Company to maintain sufficient raw material and finished goods inventory to capitalize on sales growth opportunities. No additional capital expenditures are anticipated over the next twelve months unless they support sales development and product improvement.  We continue to work to reduce our overall costs wherever possible.

In the third quarter fiscal 2015, our revenue fell short of expectations primarily due to a large long term customer not placing its customary order in the second and third quarter.  The lack of this customary order was a significant factor in the Company not achieving the expected milestone of achieving positive cash flows from operations. This revenue shortfall was partly offset by significant increases in sales of our agricultural pivot tires.

To help address our limited cash resources, we are in discussions with various third parties about potential opportunities to license our technology which we believe will bring in additional cash flows without diluting our common stock or requiring the addition of debt. We are in discussions with banks and other lenders regarding establishing a line of credit for short term cash needs, however at this time we have not succeeded in establishing such a line of credit.  Lastly, we have entered in a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed.

At the Annual Stockholder’s Meeting held on December 4, 2014, management presented a plan focusing on “Profitability as a Mindset”.  To that end, management continues to sharpen our sales model continue to add sales resources. The result of this this new emphasis on proper product pricing and new marketing campaigns has driven more profitable sales for Amerityre, which has started to demonstrate traction as evidenced in our third quarter 2015 results. Our net loss decreased and our EBITDA (earnings before income taxes depreciation and amortization, a normalizing/non-GAAP metric) is positive for the quarter.  Overall these changes are supporting our goal in establishing “Profitability as a Mindset” and management and the Company’s Board of Directors are committed to this trend.

As of March 31, 2015 the Company has approximately 10,437,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the three and nine months ended March 31, 2015, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.

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

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2014.

We believe the additional risk factors outlined in our Quarterly Report on Form 10-Q for the period ended December 31, 2014 are no longer significant business risks because we have found a suitable chemical catalyst replacement for our product formulations, and the west coast ports have resolved the labor disputes affecting international shipments.

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

Dated:  May 11, 2015

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)