Form 10-K
period 2015-06-30
AMERITYRE CORP
filed 2015-08-31
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

On August 10, 2015, there were 41,650,287 shares of common stock of the Registrant outstanding.

As of December 31, 2014, the Registrant’s most recent second quarter, there were 38,025,526 shares of common stock of the Registrant held by non-affiliates outstanding with a market value $1,901,276 (based upon the closing price of $0.05 per share of common stock as quoted on the NASD: OTCBB).

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement, which will be issued in connection with the 2015 Annual Meeting of Shareholders of Amerityre Corporation, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMERITYRE CORPORATION
2015 ANNUAL REPORT ON FORM 10-K

AMERITYRE CORPORATION
2015 ANNUAL REPORT ON FORM 10-K

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

Amerityre engages in the research and development, manufacturing and sale of polyurethane tires.  We believe that we have developed unique polyurethane formulations that allow us to make products with superior performance characteristics, including abrasion resistance, energy efficiency and load-bearing capabilities, in comparison to conventional rubber tires.  We also believe that our manufacturing processes are more energy efficient than the traditional rubber tires manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure that are necessary to cure rubber. Using our polyurethane technologies, we believe tires can be produced which last longer, are less susceptible to failure and are friendly to the environment.

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

Closed-Cell Polyurethane Foam Tires

We currently manufacture several lines of closed-cell polyurethane foam tires for bicycles, hand trucks, lawn and garden, wheelbarrow, personnel carriers, and medical mobility products.  Our closed-cell polyurethane foam products are often referred to as flat-free because they have no inner tube, do not require inflation and will not go flat even if punctured.  Our closed-cell polyurethane foam tires are mounted on the wheel rim in much the same way as a pneumatic tire.  Our closed-cell polyurethane foam products are virtually maintenance free, provide extended tire life, and offer superior energy efficiency compared to rubber based tires.  Closed cell foam tires and components accounted for 74.7% of fiscal 2015 revenues.

Polyurethane Elastomer Forklift Tires

We have developed solid polyurethane forklift tires made of Elastothane®.  We currently produce and sell over 20 sizes for Class 1, 4 and 5 forklifts.  We believe our tires are superior to rubber tires as they are non-marking, more energy efficient, carry greater load weight, operate in lower temperature environments and have longer service lives.  Forklift tires accounted for 1.0% of fiscal 2015 revenues.

Agricultural Tires

Amerityre has developed three products for the agricultural tire market, one used in irrigation and two used in planting/harvesting.  These products have successfully field tested and we developed strategies to increase the distribution of these products into the market.  Agricultural tires accounted for 23.3% of fiscal 2015 revenues.

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

All of our products are inspected prior to shipment to ensure quality.  Any closed-cell foam products considered by our quality control personnel to be defective are disposed of through traditional refuse disposal services.

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

Sales, Marketing and Distribution

Amerityre utilizes independent manufacturer representatives with tire industry experience to promote and sell our products. These representatives sell all of our products in a designated sales territory. These independent sales professionals complement our in-house sales department in Boulder City.

We currently distribute directly from our manufacturing facility in Boulder City, Nevada and contracted warehouse in Akron, Ohio.

Internationally, we have several distribution partners established in Canada and Europe. We continue to seek additional international sales and marketing partners to expand the worldwide sales and distribution of our products.

Customers

We have three customers who accounted for 27% of our sales for the year ended June 30, 2015 and two customers who accounted for 21% of our sales for the year ended June 30, 2014.    In general, our customers are comprised of OEMs of lawn and garden products, and outdoor power equipment, regional distributors, retail cooperatives and chains that sell lawn and garden products, bicycle tires and hand truck tires to the aftermarket.

Competition

There are several companies that produce not-for-highway-use or light-use tires from polyurethane foam such as Greentyre, who manufactures in the UK; Carefree Tire and Marathon Tire, who manufactures in China; Marathon Tire who manufactures in China, and; Custom Engineered Wheels and Krypton Industries who manufacture in India.  We believe our closed-cell polyurethane foam tires differ from the polyurethane foam tires offered by the aforementioned competitors because our products contain millions of closed-cell versus open-cell air bubbles.  By closing the cells, our products have higher load bearing characteristics than tire products with open-cell polyurethane foam, while effectively producing a ride quality comparable to a pneumatic tire.

In addition to manufacturers of polyurethane foam tires, we compete directly with companies that manufacture and market traditional not-for-highway-use, low-duty pneumatic, semi-pneumatic, and solid tires made from rubber.  The not-for-highway use tire industry has historically been highly competitive and several of our competitors have financial resources that substantially exceed ours. In addition, many of our competitors are very large companies, such as Kenda, Taiwan; Maxxis International, Taiwan; Cheng Shin, China; and Carlisle Tire, USA.  These competitors have established brand name recognition, distribution networks for their products, and have strong consumer loyalty to their products.

As we enter the agricultural tire market, we have found the market leader is Titan Tire USA, a global manufacture of agriculture pneumatic tire and wheel assemblies.  In addition, Rhino Gator, BB Metal Works, and Mach II are North American competitors offering various types of flat free tire solutions.

Intellectual Property Rights

We seek to obtain patent protection for, or to maintain as trade secrets, those inventions that we consider important to the development of our business.  We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and branding.  We control access to our proprietary technology and enter into confidentiality agreements with our employees and other third parties.  We own twelve issued U.S. patents and have additional pending U.S. and foreign patent applications.  We use various trademarks in association with marketing our products, including the names Amerityre®, Elastothane®, Arcus®, Atmospheric®, Logo®, Kik® and Kryon®.

Trade Secrets

Our polyurethane material technology is based on two key proprietary formulations, a closed-cell polyurethane foam, which is a lightweight material with high load-bearing capabilities for low duty cycle applications, and a polyurethane elastomer, which is a high performing material with high load-bearing capabilities for high duty applications. Our technology has been maintained as Trade Secret by combination of limited and controlled access to our facility along with a use of non-disclosure agreements with persons as have been afforded access thereto and, to the best of our knowledge and belief, we have maintained the technology as trade secrets as required to provide for the protection of our polyurethane material technology under U.S. trade secret laws.

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

System for Retreading a Transport Tire with Polyurethane Tread	8,206,141	6/26/2012	Applies to apparatus we used to retread transport tires with polyurethane tread.
Method for Retreading a Heavy Duty Tire with a Polyurethane Tread	8,603,377	12/10/2013	Applies to the method we employ for applying a polyurethane tread to a rubber tire casing.
Pivot Wheel Segment	D710,913	8/12/2014	Applies to irrigation wheels used in special soil conditions.

Trademarks

Set forth in the schedule below are the United States trademarks that have been registered.

Trademarks	Registration/Serial #	Issued
Amerityre®	2,401,989	8/14/2001
Elastothane®	3,139,489	9/5/2006
Elastothane®	3,497,302	9/2/2008
Arcus®	2,908,077	4/24/2004
Atmospheric®	3,089,313	5/9/2006
Logo®	4,404,548	9/17/2013
Kik®	3,608,633	4/21/2009
Kryon®	4,009,423	9/9/2011

We also own certain trademark applications and/or trademark registrations relating to the Arcus® trademark in several foreign jurisdictions.

Employees

As of August 10, 2015, we had 18 full-time employees and 1 part-time employee, including 5 salaried and 14 hourly employees.  We may hire temporary labor for manufacturing needs as required.  We believe that we will be able to hire a sufficient quantity of qualified laborers in the local area to meet our employment needs.  Our manufacturing process does not require special skills, other than orientation to our production techniques and specific equipment.  None of our employees is represented by a labor union or a collective bargaining agreement.  We consider our relations with our employees to be good.

Research and Development

Our current research and development activities are focused primarily on product improvement (i.e., forklift tires and agriculture tires) and cost efficient manufacturing processes.  We continue to develop “low cost” polyurethane foam formulations to increase the Company’s competitive position in certain markets.  Due to the Company’s limited resources, tire projects which are contingent on additional development, such as composite and automotive tires, have been put on hold and will be revisited at a later date.  Research and development expenses of an external testing nature were $23,058 and $3,806, for fiscal 2015 and 2014, respectively.  All research and development expenses of the Company including internal and external expenses were $200,753 and $166,890, for fiscal 2015 and 2014, respectively.

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

Our business operations and plans could be adversely affected in the event we need additional financing and are unable to obtain such funding.  To the extent that our business strategy requires expanding our operations, such expansion could be costly to implement and may cause us to experience significant continuing losses.  It is possible that our available short-term assets and anticipated revenues may not be sufficient to meet our operating expenses, business expansion plans, and capital expenditures for the next twelve months.  Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain opportunities for the commercialization of our technology and products.  If we cannot generate adequate sales of our products, or increase our revenues through licensing of our technology or other means, we may be forced to cease operations.

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

The U.S. economy has experienced “slow growth” since the last U.S. recession and general downturn in the global economy. A continuation or worsening of these conditions, including credit and capital markets disruptions, could have an adverse impact on our business, operating results or financial position in a number of ways. We may experience declines in revenues and cash flows as a result of reduced orders, payment delays or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and customers. We may incur increased costs or experience difficulty with our ability to borrow in the future or otherwise with financing our operating, investing or financing activities. Any of these potential problems could hinder our efforts to increase our sales and might, if severe and extensive enough, cause our sales to decline, jeopardizing our ability to operate.

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

We have entered new market segments where we have limited experience, and we may be unable to successfully manage planned growth.

We have limited experience in the commercial manufacturing and marketing arena, within the new market segments we have entered.  We do not have marketing and product development resources at our disposal compared to our competitors in the tire industry.  In order to become profitable through the commercialization of our technology and products, our products must be cost-effective, economical to produce, and have the ability to be distributed on a commercial scale.  Furthermore, if our technologies and products do not achieve, or if they are unable to maintain, market acceptance or regulatory approval, we may not be profitable.

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

We have been granted a number of U.S. patents relating to certain aspects of our manufacturing technology and use of polyurethane to make tires and we may seek further patents on future innovations.  Our ability to either manufacture products or license our technology is substantially dependent on the validity and enforcement of these patents and patents pending.  We cannot guarantee that our patents will not be invalidated, circumvented or challenged, that patents will be issued for our patents pending, that the rights granted under the patents will provide us competitive advantages or that our current and future patent applications will be granted.

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

Even if tests indicate that our tires meet performance standards, or if we decide to revive our highway hire product program and these tires are approved for use, these products may subject us to significant product liability claims because the technology is new and there is little history of on-road use.  Moreover, because our products are and will be used in applications where their failure could result in substantial injury or death, we could also be subject to product liability claims.  Introduction of such new products and increased use of our existing products will most likely increase our product liability premiums and defense of potential claims could increase insurance costs even further, which could substantially increase our expenses.  Any insurance we obtain may not be sufficient to cover the losses incurred through such lawsuits.

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

Our polyurethane technology has been developed by a small team and only a limited number of the members of our management team maintain the technical knowledge to produce our products.  Our future success depends, to a significant extent, upon our ability to retain and attract the services of these and other key personnel.  The loss of the services of one or more members of our management team could hinder our ability to effectively manage our business and implement our growth strategies.  Finding suitable replacements could be difficult, and competition for such personnel of similar experience is intense.  We do not carry key person insurance on any of our officers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of June 30, 2015, we did not have any unresolved comments with the staff of the Securities and Exchange Commission.

ITEM 2. PROPERTIES

In May 2015, we negotiated a five (5) year extension of the lease on our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building.  We currently occupy all 49,200 square feet, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres.   The extended lease commenced on July 1, 2015 for the base rent as follows:

·	July 1, 2015 to June 30, 2016: $11,300
·	July 1, 2016 to June 30, 2017: $11,400
·	July 1, 2017 to June 30, 2018: $11,500
·	July 1, 2018 to June 30, 2019: $11,500
·	July 1, 2019 to June 30, 2020: $11,500

All other terms and conditions of the building lease remain in effect.

ITEM 3. LEGAL PROCEEDINGS

As of June 30, 2015, we were not involved in any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the FINRA Over the Counter (“OCT”) Bulletin Board. The following table sets forth for the periods indicated the high and low sale prices of our common stock.  Prices represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal year ended June 30,	High	Low

2015
Fourth Quarter	$0.05	$0.02
Third Quarter	$0.08	$0.02
Second Quarter	$0.08	$0.03
First Quarter	$0.09	$0.03

2014
Fourth Quarter	$0.10	$0.05
Third Quarter	$0.10	$0.05
Second Quarter	$0.12	$0.05
First Quarter	$0.16	$0.08

The closing price of our common stock on the NASD OTC Bulletin Board on August 10, 2015 was $0.04 per share.  As of August 10, 2015, there were approximately 495 holders of record of our common stock and 41,650,287 shares of common stock outstanding based on information provided by our transfer agent, Interwest Transfer Company, 1981 E. Murray-Holladay Road, Holladay, Utah 84117.

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

ITEM 6. SELECTED FINANCIAL DATA

We are a “Smaller Reporting Company” as defined under §229.10(f)(1) of Regulation S-K and are not required to provide the information required by this Item.

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

Overview

Amerityre engages in the research and development, manufacturing and sale of polyurethane tires.  We believe that we have developed unique polyurethane formulations that allow us to make products with superior performance characteristics, including abrasion resistance, energy efficiency and load-bearing capabilities, when compared to conventional rubber tires.  We also believe that our manufacturing processes are more energy efficient than the traditional rubber tires manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure that are necessary to cure rubber. Using our polyurethane technologies, we believe tires can be produced which last longer, are less susceptible to failure and are friendly to the environment.

Over the past year changes in government regulations have made it difficult to source some raw materials in a cost effective manner. Amerityre has worked with its supplier base to successfully identify suitable replacements for these materials. This effort will continue during FY 2016. As always, Amerityre is committed to being in compliance with all government regulations while ensuring the quality of our products.

We are concentrating on three segments of the tire market: closed-cell polyurethane foam tires, polyurethane elastomer forklift tires and agricultural tires. Our most recent activities in these areas are set forth below:

Closed-Cell Polyurethane Tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and dealers accounts for the majority of our revenue. We have the ability to produce a broad range of products for the light duty tire market. During 2014, we introduced a new low cost formulation positioned to compete within the commodity segment of this market, and we continue to develop new products for this market segment.   Marketing efforts continue to build customer relationships with original equipment manufacturers and further develop distribution networks to expand business and product sales.

Polyurethane Elastomer Forklift Tires – During 2014 the forklift product line was reintroduced into the marketplace.  Sales have been below expectations and during FY 2015 a project has been ongoing to source suitable formulation components to replace those that are unavailable, as mentioned above. This new formulation is expected to be completed and introduced to the market during the second half of FY 2016, at which time a new marketing campaign will be launched for this product.

Agricultural Tires – The pivot tire product continues to demonstrate revenue growth. With market acceptance and growing revenues for this new product, we focused on developing product improvement for the pivot tire including advances in manufacturing.  We continue to work to establish distribution relationships to increase our market penetration in this segment.  Our market knowledge continues to grow as evidenced by several new product designs we have implemented during the period and a new design patent we hold.  This patent will protect the Company’s interest going forward and we anticipate we can bolster future revenues by providing application-specific solutions for customers.

Due to the Company’s limited resources, tire projects which are contingent on additional development, such as composite and automotive tires, have been put on hold and will be revisited at a later date.

As described above, the market segments we are focused on are diverse markets which are unrelated in terms of customer base, product, distribution, market demands and competition. Our sales team is comprised of three manufacturer representatives whose experience is complementary to our product portfolio plus our in-house sales department.  The Company’s emphasis on proper product pricing and new marketing campaigns has driven more profitable sales for Amerityre.  These initiatives started to be evident in our third quarter 2015 results. During the fourth quarter 2015 Amerityre achieved net income for the quarter for the first time in Company history, supporting our goal to establish “Profitability as a Mindset”.

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

·
Research and development expenses, which consist primarily of contractor and direct labor conducting research and development, equipment and materials used in new product development and product improvement using our technologies;

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

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at June 30, 2015, totaling $479,633 with accumulated amortization of $276,923 for a net book value of $202,710. Patent and trademark costs capitalized at June 30, 2014, totaled $590,192 with accumulated amortization of $303,245 for a net book value of $286,947.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. Included in the total patent and trademark costs are $-0- and $6,207 of patent and trademark costs pending at June 30, 2015 and 2014, respectively, that were not being amortized.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $56,283 and $168,743 for the years ended June 30, 2015 and 2014, respectively.

Amortization expense for the years ended June 30, 2015 and 2014 was $31,954 and $49,315 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Financial and Derivative Instruments

The Company periodically enters into financial instruments. Upon entry, each instrument is reviewed for debt or equity treatment.  In the event that the debt or equity treatment is not readily apparent, FASB ASC 480-10-S99 is consulted for temporary treatment.  Once an event takes place that removes the temporary element the Company appropriately reclassifies the instrument to debt or equity.

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the fiscal years ended June 30, 2015 and 2014 reflect the impact of FASB ASC 718. Stock-based compensation expense recognized under FASB ASC 718 for the fiscal years ended June 30, 2015 and 2014 was $23,706 and $111,973, respectively, related to employee stock options.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for fiscal years ended June 30, 2015 and 2014 assume all awards will vest; therefore no reduction has been made for estimated forfeitures.

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

The following summary table presents a comparison of our results of operations for the fiscal years ended June 30, 2015 and 2014 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

			Percent
	Fiscal Year Ended June 30,		Change
	(in 000’s)
	2015	2014	2015 vs. 2014
Net revenues	$4,794	$4,316	11.1%
Cost of revenues	(3,515)	(3,557)	(1.2)%
Gross profit	1,279	759	68.5%
Research and development expenses	(201)	(167)	20.4%
Sales and marketing expense	(557)	(471)	18.3%
General and administrative expense (1)	(819)	(1,020)	(19.7)%
Gain on extinguishment of long term payable	63	-	100.0%
Loss on sales of assets	(63)	(251)	(74.9)%
Other expense	(1)	(120)	(99.2)%
Net loss	(299)	(1,270)	(76.5)%
Preferred stock dividend	(100)	(25)	300.0%
Net loss attributable to common shareholders	$(399)	$(1,295)	(69.2)%

(1)  Includes stock-based compensation expense of $23,706 and $111,973 for the fiscal years ended June 30, 2015 and 2014, respectively.

 Year Ended June 30, 2015 Compared to the Year Ended June 30, 2014

Net revenues.   Net revenues of $4,793,737 for the year ended June 30, 2015, represents a $477,676 or 11.1% increase over net revenues of $4,316,061 the year ended June 30, 2014. Sales between periods increased largely due to increases in the agricultural product line offset by a large long term customer not placing its customary order in the third quarter.  This client is restructuring its product line and we anticipate future sales to the client in our next fiscal year.

Cost of revenues.  Cost of revenues for the year ended June 30, 2015 was $3,514,608 or 73.3% of revenues compared to $3,556,579 or 82.4% of revenues for the year ended June 30, 2014. Cost of revenues decreased due to decreases in raw materials and overhead offset by higher direct labor when compared to the prior year. The Company continues to maintain sufficient production capacity to meet anticipated customer demand without incurring a proportionate increase in overall production costs.

Gross profit.  Gross profit for the year ended June 30, 2015 of $1,279,129 represents a 68.5% increase over gross profit of $759,482 for the year ended June 30, 2014. The fiscal 2015 gross profit reflects a 26.7% gross margin for product sales compared to a gross margin on product sales of 17.6% for fiscal 2014.

Research and development expenses.  Research and development expenses for the year ended June 30, 2015 were $200,753, a 20.4% increase in the research and development expenses for the year ended June 30, 2014 of $166,890.  The $33,863 increase between periods is primarily due to increased expenditures on product formulation research and product testing.  All other expenses were generally consistent.

Sales and marketing expenses.  Sales and marketing expense of $556,843 for the year ended June 30, 2015 represents an 18.3% increase over the same expenses of $470,575 for the year ended June 30, 2014. Sales and marketing expenses increased $86,268 between periods primarily due higher commissions to sales representatives, higher trade show expense and higher print advertising expense for our products. All other expenses were generally consistent.

General and administrative expenses. General and administrative expenses of $819,899 for the year ended June 30, 2015 represent a 19.7% decrease over the same expense of $1,020,814 for the year ended June 30, 2014.  General and administrative expenses decreased $200,915 or 19.7% between periods primarily due to savings in salaries and wages, lower stock based compensation, lower depreciation, lower bank fees, lower director and officer travel and lower bad debt expense offset by increases in consulting and accounting expenses.  All other expenses were generally consistent.

Other Income/ (Expense).  Other expense for the year ended June 30, 2015 was $995 compared to $370,866 for the year ended June 30, 2014. Other expense decreased $369,871 between periods due to our ability to pay off all unsecured notes and short-term borrowings in 2014, resulting in no cost of debt in the current period.  Additionally, in the current period we were able to write off a long term payable under the Nevada Statute of Limitations which offset the current year loss on asset disposals.

Net loss.  The net loss for the year ended June 30, 2015 of $299,361 represents a 76.5% improvement from the net loss for the year ended June 30, 2014 of $1,269,663.  However, net loss to common shareholders of $399,361 represents a 69.3% decrease when compared to the same period in 2014 due to the preferred share dividend.

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2015 and 2014 with respect to certain key financial measures.  The following analysis is provided so that a reader of this management discussion and analysis can see the known trends discussed in other areas of this Item 7 and enable the reader to compare quarterly data provided in the Company’s interim financial reporting throughout fiscal year 2015:

			Percent
	Three Mos. Ended June 30,		Change
	(in 000’s)
	2015	2014	2015 vs. 2014
Net revenues	$1,222	$849	43.9%
Cost of revenues	(826)	(717)	15.2%
Gross profit	396	132	200.0%
Research and development expenses	(45)	(41)	9.8%
Sales and marketing expense	(130)	(119)	9.2%
General and administrative expense (1)	(182)	(360)	(49.2)%
Gain on extinguishment of long term payable	63	-	100.0%
Loss on sales of assets	(63)	(249)	(74.7)%
Other income	-	4	(100.0)%
Net income (loss)	39	(633)	(106.2)%
Preferred stock dividend	(25)	(25)	0.0%
Net income (loss) attributable to common shareholders	$14	$(658)	(102.2)%

(1)  Includes stock-based compensation expense of $5,068 and $56,207 for the three months ended June 30, 2015 and 2014, respectively.

Additionally, although our sales no longer show strong seasonality trends, the first quarter of each of our fiscal years has traditionally been our weakest quarter and we do not anticipate this trend to change in 2016.  The primary driver for this weakness is lower pivot tire sales during crop growing season.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and payments received from our customers.  We do not have any significant credit arrangements.  Historically, our expenses have exceeded our sales, resulting in operating losses.  From time to time, we have obtained additional liquidity to fund our operations through the sale of shares of our common stock and the placement of short-term debt instruments.   Management continues to evaluate financing options but are choosing to delay financing at terms that will subject the Company to high costs of debt and are reluctant to raise money through stock sales at what we believe are highly dilutive share prices.

As we have historically not succeeded in establishing favorable short term financing, in the quarter ended March 31, 2015, we entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed.  As of June 30, 2015 we have not needed to activate this financing option due to increased focus on adherence to established collection policies and proactive communication with repeat customers adjusting credit limits to allow for increased sales volume.

Cash Flows

The following table sets forth our cash flows for the fiscal years ended June 30, 2015 and 2014.

	Years ended June 30,
	(in 000’s)
	2015	2014
Net cash used in operating activities	$(143)	$(781)
Net cash used in investing activities	(52)	(46)
Net cash (used in)/provided by financing activities	(78)	1,447
Net (decrease) increase in cash and cash equivalents during period	$(273)	$620

Net Cash Used By Operating Activities. Our primary sources of operating cash during fiscal 2015 came from the sale of inventory, offset by an increased accounts receivable and prepaid balances, and payment on vendor accounts at June 30, 2015.  Net cash used by operating activities was $143,210 for the year ended June 30, 2015 compared to $780,617 for the same period in 2014.

Non-cash items include depreciation and amortization, stock based compensation, write off of deferred financing costs, accretion of debt discount, gain on extinguishment of a long term payable and a loss on disposal of assets.  Our net loss was $299,361 for the year ended June 30, 2015 compared to a net loss of $1,269,663 for the same period in 2014.  The net loss for fiscal 2015 included non-cash expenses for stock-based compensation (both stock issued and options) of $28,853 and loss on disposal of assets of $62,731 offset by gain on extinguishment of a long term payable of $62,500.  In fiscal 2014, stock-based compensation (both stock issued and options) totaled $180,973, accretion of debt discount was $40,970, loss on disposal of assets was $250,845 and the write off of deferred financing costs was $40,000.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $52,065 for the year ended June 30, 2015 and $46,448 for the same period in 2014.  The primary use of cash from investing activities for the year ended June 30, 2015 relate to the acquisition of property and equipment of $55,840, plus additional patent costs of $4,000, offset by proceeds from the sale of assets of $7,775.

Net Cash Provided by Financing Activities.  During the fiscal year ended June 30, 2015, the primary use of cash for financing activities was the dividend related to our 2013 Series Convertible Preferred Stock issuance.  The Company’s primary source of cash from financing activities as of June 30, 2014 were the net proceeds from sale of 2013 Series Convertible Preferred Stock of $1,980,478 plus $355,182 from unsecured note payables offset by the use of cash for the redemption of convertible secured notes of $100,000 and payment of notes payable of $767,257.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at June 30, 2015.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$686,400	$135,600	$274,800	$276,000	$-

Total contractual cash obligations	$686,400	$135,600	$274,800	$276,000	$-

(1)
In May 2015, we negotiated a five (5) year extension of the lease on our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building.  We currently occupy all 49,200, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  All other terms and conditions of the building lease remain in effect.

Cash Position, Outstanding Indebtedness, and Future Capital Requirements

At August 10, 2015, our total cash balance was $260,946 none of which is restricted; accounts receivables, net of reserves for bad debt, was $359,409; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $856,282. Our total indebtedness was $329,704 and includes $182,839 in accounts payable, $60,170 in accrued expenses, $13,518 in current portion of long-term debt, $19,337 in capital lease liability and $53,840 in long-term debt.

Over the past year, we have been working on various proposals to secure short-term loans as well as long-term bank financing and equity based investments. The Company currently does not have an existing credit facility. Over the past year, we have worked with our vendors to obtain extended credit terms and increase credit lines where needed. Additionally, we continue to focus on adherence to established collection policies and proactive communication with repeat customers, including adjusting credit limits to allow for increased sales volume where warranted.

We are intent on focusing on the sale and distribution of profitable product lines. Although, management continues to look for further financing facilities at affordable terms that will allow the Company to maintain sufficient raw material and finished goods inventory to capitalize on sales growth opportunities, no additional capital expenditures are anticipated over the next twelve months unless they support sales development and product improvement.  We continue to work to reduce our overall costs wherever possible.

To help address our cash resources, which at times may be limited, we are in discussions with various third parties about potential opportunities to license our technology which we believe will bring in additional cash flows without diluting our common stock or requiring the addition of debt. We are in discussions with banks and other lenders regarding establishing a line of credit for short term cash needs, however at this time we have not succeeded in establishing such a line of credit.  Lastly, we have entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed.

At the Annual Stockholder’s Meeting held on December 4, 2014, management presented a plan focusing on “Profitability as a Mindset”.  To that end, management continues to sharpen our sales model and continues to add sales resources. The result of the Company’s emphasis on proper product pricing and new marketing campaigns has driven more profitable sales for Amerityre, which started to be evident in our third quarter 2015 results and became realized in our fourth quarter results.  Fourth quarter 2015 resulted in net income for the quarter for the first time in Company history.  Overall these changes are supporting our goal in establishing “Profitability as a Mindset” and management and the Company’s Board of Directors are committed to this trend.

As of August 10, 2015 the Company has approximately 7,064,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the year ended June 30, 2015, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “Smaller Reporting Company” as defined under §229.10(f)(1) of Regulation S-K and are not required to provide the information required by this Item.

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

The Company’s management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, the Company’s management has concluded that, as of June 30, 2015, the Company’s system of internal controls over financial reporting was effective to provide reasonable assurance based on those criteria.  The Company used the 1992 version of the COSO framework, primarily in relation to the control activities section of the framework, while addressing our assessment over internal controls and we will be modifying this in light of the 2015 framework in fiscal year 2016.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our Proxy Statement related to our 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than October 28, 2015 (120 days after the end of the fiscal year covered by this Annual Report on Form 10-K).

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

3.           Exhibits:
The exhibits to this report are listed on the Exhibit Index below.

(b)           Description of exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to our registration statement on Form 8-A12G (File No. 000-50053)).
3.2	Certificate of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(i) in our Form 10Q for the quarter ended December 31, 2014 (File No. 000-50053)).
3.3	Bylaws of the Company (incorporated by reference to our Form 8K dated September 25, 2014 (File No. 000-50053).
10.1	2015 Omnibus Stock Option and Award Plan
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 31, 2015

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of August 2015.

/s/ Timothy L. Ryan	/s/ John J. Goldberg
Timothy L. Ryan Chairman of the Board	John J. Goldberg Director

/s/ Glenn D. Bougie	/s/ Gary M. Tucker
Glenn D. Bougie Director	Gary M. Tucker Director

/s/ Michael F. Sullivan	/s/ Terry Gilland
Michael F. Sullivan Director	Terry Gilland Director

AMERITYRE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Amerityre Corporation
Boulder City, Nevada

We have audited the accompanying balance sheets of Amerityre Corporation as of June 30, 2015 and 2014, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerityre Corporation as of June 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ & Associates, LLC
Salt Lake City, Utah
August 31, 2015

AMERITYRE CORPORATION
Balance Sheets

	June 30, 2015	June 30, 2014
ASSETS

CURRENT ASSETS
Cash	$455,717	$728,585
Accounts receivable - net	314,054	384,160
Accounts receivable - related party - net	6,312	17,089
Current Inventory - net	661,129	770,991
Prepaid and other current assets	27,860	39,631
Total Current Assets	1,465,072	1,940,456

PROPERTY AND EQUIPMENT
Leasehold improvements	153,543	162,683
Molds and models	572,894	824,979
Equipment	2,937,922	2,966,649
Furniture and fixtures	74,921	105,622
Construction in progress	-	975
Software	305,924	311,632
Less – accumulated depreciation	(3,735,744)	(3,915,542)
Total Property and Equipment	309,460	456,998

OTHER ASSETS
Patents and trademarks – net	202,710	286,947
Non-current inventory	186,560	-
Deposits	11,000	11,000
Total Other Assets	400,270	297,947
TOTAL ASSETS	$2,174,802	$2,695,401

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$438,680	$617,678
Current portion of long-term debt	13,608	16,013
Total Current Liabilities	452,288	633,691

Long-term debt	53,840	53,840
TOTAL LIABILITIES	506,128	687,531

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 2,000,000 and 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common stock: 75,000,000 shares authorized of $0.001 par value, 41,570,287 and 41,441,620 shares issued and outstanding, respectively	41,570	41,441
Additional paid-in capital	62,515,856	62,455,820
Accumulated deficit	(60,890,752)	(60,491,391)
Total Stockholders’ Equity	1,668,674	2,007,870
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,174,802	$2,695,401

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations

	For the Years Ended June 30,
	2015	2014

NET SALES	$4,793,737	$4,316,061

COST OF REVENUES	3,514,608	3,556,579

GROSS PROFIT	1,279,129	759,482

EXPENSES
Research and development	200,753	166,890
Sales and marketing	556,843	470,575
General and administrative	819,899	1,020,814

Total Expenses	1,577,495	1,658,279

LOSS FROM OPERATIONS	(298,366)	(898,797)

OTHER INCOME/(EXPENSE)
Interest expense	-	(92,979)
Write-off of deferred financing costs	-	(40,000)
Gain on extinguishment of long term payable	62,500	-
Loss on disposal of assets	(62,731)	(250,845)
Other (loss) income	(764)	12,958

Total Other Expense	(995)	(370,866)

NET LOSS	(299,361)	(1,269,663)

Preferred Stock Dividend	(100,000)	(25,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(399,361)	$(1,294,663)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	41,494,497	40,012,990

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, June 30, 2013	-	$-	39,741,620	$39,741	$60,213,599	$(59,196,728)
Common stock issued for cash at $0.07 per share	-	-	50,000	50	3,450	-
2013 Series Convertible preferred stock issued at $1 per share, net of offering costs	2,000,000	2,000	-	-	1,978,478	-
Common stock issued for services at $0.08 per share	-	-	500,000	500	39,500	-
Common stock issued to directors for services at $0.06 per share	-	-	1,150,000	1,150	67,850	-
Preferred stock dividends	-	-	-	-	-	(25,000)
Stock option based compensation expense for board and employee service	-	-	-	-	111,973	-
Warrant expense	-	-	-	-	40,970	-
Net loss for the year ended June 30, 2014	-	-	-	-	-	(1,269,663)
Balance, June 30, 2014	2,000,000	2,000	41,441,620	41,441	62,455,820	(60,491,391)
Preferred stock dividends	-	-	-	-	-	(100,000)
2013 Series Convertible preferred stock offering costs	-	-	-	-	(188)	-
Common stock issued for services at $0.04 per share	-	-	128,667	129	5,018	-
Reversal of deferred financing fees	-	-	-	-	31,500	-
Stock option based compensation expense for employee service	-	-	-	-	23,706	-
Net loss for the year ended June 30, 2015	-	-	-	-	-	(299,361)
Balance, June 30, 2015	2,000,000	$2,000	41,570,287	$41,570	$62,515,856	$(60,890,752)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows

	For the Years Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(299,361)	$(1,269,663)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	221,109	224,150
Change in allowance for bad debt expense (recovery)	(7,777)	7,317
Stock based compensation related to director and employee stock options	23,706	111,973
Stock paid for services	5,147	69,000
Accretion of discount on convertible note	-	40,970
Write off of deferred financing costs	-	40,000
Gain on extinguishment of long term payable	(62,500)	-
Loss on disposal of assets	62,731	250,845
Changes in operating assets and liabilities:
Accounts receivable	88,660	(43,651)
Prepaid and other current assets	11,771	75,139
Inventory and change in inventory reserve	(76,696)	(216,424)
Accounts payable and accrued expenses	(85,000)	(95,273)
Net Cash Used by Operating Activities	(118,210)	(805,617)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(55,840)	(46,448)
Cash paid for patents and trademarks	(4,000)	-
Proceeds from the sale of assets	7,775	-
Net Cash Used by Investing Activities	(52,065)	(46,448)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of unsecured note payables	-	355,182
Redemption of convertible note payables	-	(100,000)
Payments on notes payable	(2,405)	(767,257)
Proceeds from sale of common stock	-	3,500
Proceeds from sale of preferred stock, net of offering costs	(188)	1,980,478
Preferred stock dividends	(100,000)	-
Net Cash Used by Financing Activities	(102,593)	1,471,903
NET (DECREASE) INCREASE IN CASH	(272,868)	619,838
CASH AT BEGINNING OF YEAR	728,585	108,747
CASH AT END OF YEAR	$455,717	$728,585

NON-CASH FINANCING ACTIVITIES

Interest paid	$4,363	$60,391
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Write off of accounts receivable previously allowed for	$7,296	$-
Property and equipment reclassifications within property and equipment category to correct properly classification of assets	$-	$31,857
Removal of fully depreciated fixed assets	$368,953	$10,000
Expired or retired patents	$58,276	$-
Reversal of deferred financing fees	$31,500	$-
Accrual of preferred share dividends	$-	$25,000

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2015 and 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements, specifically the recognition of the preferred share dividend as a non-cash transaction at June 30, 2014.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

We have three customers who accounted for 27% of our sales for the year ended June 30, 2015 and two customers who accounted for 21% of our sales for the year ended June 30, 2014.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  As of June 30, 2015 and 2014, respectively, we had no cash equivalents.

Trade Receivables

We generally charge-off trade receivables that are more than 120 days outstanding as bad-debt expense, unless management believes the amount to be collectable. The charge-off amounts are included in general and administrative expenses.   As of June 30, 2015 and 2014, the reserve for uncollectible accounts was $289 and $15,362, respectively.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2015 and 2014

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	2015	2014
Raw materials	$302,910	$358,725
Finished goods	655,714	525,722
Inventory reserve	(110,935)	(113,456)
Inventory – net (current and long term)	$847,689	$770,991

Our inventory reserve reflects items that were deemed to be defective or obsolete based on an analysis of all inventories on hand.

In fiscal year 2015, the Company critically reviewed all slow moving inventory to determine if defective or obsolete.  If not defective or obsolete we presented these items as non-current inventory, although all inventory is ready and available for sale at any moment.  This change in methodology did not materially affect the total components of our inventory classification as presented above.

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

Leasehold improvements	5 years, or over lease term
Equipment	5 to 10 years
Furniture and fixtures	7 years
Software	2 years

Depreciation expense for the years ended June 30, 2015 and 2014 was $189,155 and $205,289, respectively.

Patents and Trademarks

Patent and trademark costs have been capitalized at June 30, 2015, totaling $479,633 with accumulated amortization of $276,923 for a net book value of $202,710. Patent and trademark costs capitalized at June 30, 2014, totaled $590,192 with accumulated amortization of $303,245 for a net book value of $286,947.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. Included in the total patent and trademark costs are $-0- and $6,207 of patent and trademark costs pending at June 30, 2015 and 2014, respectively, that were not being amortized.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $56,283 and $168,743 for the years ended June 30, 2015 and 2014, respectively.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2015 and 2014

Amortization expense for the years ended June 30, 2015 and 2014 was $31,954 and $49,315 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

·	any changes in the market relating to the patents that would decrease the life of the asset;
·	any adverse change in the extent or manner in which the patents are being used;
·	any significant adverse change in legal factors relating to the use of the patents;
·	current period operating or cash flow loss combined with our history of operating or cash flow losses;
·	future cash flow values based on the expectation of commercialization through licensing; and
·	current expectations that, more likely than not, the patents will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

The estimated amortization expense, based on current intangible balances, for the next five fiscal years beginning July 1, 2015 is as follows:

2015	$27,331
2016	$27,297
2017	$22,304
2018	$20,962
2019	$16,653

Financial and Derivative Instruments

The Company periodically enters into financial instruments. Upon entry, each instrument is reviewed for debt or equity treatment.  In the event that the debt or equity treatment is not readily apparent, FASB ASC 480-10-S99 is consulted for temporary treatment.  Once an event takes place that removes the temporary element the Company appropriately reclassifies the instrument to debt or equity.

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the fiscal years ended June 30, 2015 and 2014 reflect the impact of FASB ASC 718. Stock-based compensation expense recognized under FASB ASC 718 for the fiscal years ended June 30, 2015 and 2014 was $23,706 and $111,973, respectively, related to employee stock options.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for fiscal years ended June 30, 2015 and 2014 assume all awards will vest; therefore no reduction has been made for estimated forfeitures.

Basic and Fully Diluted Net Loss per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

The Company’s outstanding stock options, warrants, and shares issuable upon conversion of outstanding convertible notes have been excluded from the diluted net loss per share calculation. The Company excluded a total of 2,770,000 and 2,254,000 common stock equivalents for the years ended June 30, 2015 and 2014, respectively because they are anti-dilutive.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2015 and 2014
Income Taxes

FASB ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of FASB ASC 740, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Net deferred tax assets consist of the following components as of June 30, 2015 and 2014:

	2015	2014
Deferred tax assets:
NOL carryover	$17,035,800	$16,930,200
Section 1231 loss carryover	24,900	900
Allowance for doubtful accounts	100	6,000
Related party accruals	-	24,400
Inventory reserve	38,800	44,200
R & D carryover	221,600	195,400
Accrued vacation	(7,600)	5,900
Deferred tax liabilities:
Depreciation	(11,400)	(44,300)
Valuation allowance	(17,302,200)	(17,162,700)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2015 and 2014 due to the following:

	2015	2014
Book loss	$(104,800)	$(495,200)
Depreciation	39,400	54,300
Meals & entertainment	2,800	3,300
Nondeductible expenses	17,100	102,200
Accrued vacation	(2,200)	1,300
Inventory reserve	(900)	20,000
Receivable reserve	(5,300)	2,900
Related party accruals	(21,900)	-
Loss on asset disposal	10,400	71,000

Valuation allowance	65,400	240,200
	$-	$-

At June 30, 2015, the Company had net operating loss carry-forwards of approximately $42,948,000 that may be offset against future taxable income from the year 2016 through 2035. No tax benefit has been reported in the June 30, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of June 30, 2015 the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2015 and 2014

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

Product Warranties

The Company’s standard sales terms include a limited warranty on workmanship and materials to the original purchaser if items sold are used in the service for which they are intended. Specifically the Company warrants wheels, bearings, and bushings for one year from the date of purchase. In the past the Company estimated its warranty reserve based on historical experience with warranty claims and returns for defective items.  Because the Company has experienced limited items through the warranty process, in fiscal year 2015 the Company changed to actual, instead of estimated, warranty recognition.  This change in accounting principle did not have a material impact on the Company’s financial statements and as of June 30, 2015 and 2014, the Company had no estimated warranty reserves accrued.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended June 30, 2015 and 2014 was $28,606 and $5,128, respectively.

Sales Tax

In accordance with FASB ASC 605-45, formerly EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement, the Company accounts for sales taxes and value added taxes imposed on its good and services on a net basis in the Statement of Operations.

Related Party Transactions

Amerityre’s Chairman of the Board, Timothy L. Ryan, is also the principal owner of Rhino Rubber LLC, a manufacturing and distribution company for solid industrial tires and wheels.  During fiscal 2015 and fiscal 2014, Rhino Rubber LLC purchased a total of $9,633 and $9,668, respectively, in tire products from Amerityre.  As of June 30, 2015 and 2014, the accounts receivable balances for Rhino Rubber LLC were $6,312 and $17,089, respectively.  The terms and conditions of those related-party sales transactions were the same as those afforded to any of Amerityre’s customers.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2015 and 2014

We currently distribute directly from our manufacturing facility in Boulder City, Nevada and from Rhino Rubber in Akron, Ohio.  Costs for these services were limited to freight, shipping and labor for mounting services.  The Company pays $600 a month to Rhino Rubber.

Recent Accounting Pronouncements

Adopted

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for these financial statements.

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

NOTE 2 – DEBT

In years prior to 2014, the Company engaged in a variety of debt via notes payable and short term borrowings, all of which had been fully paid off as of June 30, 2014, except the following.

A former board member, Silas O. Kines, who passed away on January 11, 2012, was also the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long term liability recorded on the transaction.  As of June 30, 2015, $13,608 and $53,840 (2014 $16,013 and $53,840) were recorded for the current and long-term portion, respectively, of the related liability.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

In May 2015, we negotiated a five (5) year extension of the lease on our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building.  We currently occupy all 49,200, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  All other terms and conditions of the building lease remain in effect.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease	$686,400	$135,600	$274,800	$276,000	$-

Total contractual cash obligations	$686,400	$135,600	$274,800	$276,000	$-

Rent expense for the years ended June 30, 2015 and 2014 was $132,000 and $132,000, respectively.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2015 and 2014

NOTE 4 – STOCK TRANSACTIONS

During the years ended June 30, 2015 and 2014, the Company had the following stock transactions:

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

The 2013 Series Shares were offered and sold in reliance on the exemption from registration under Securities and Exchange Commission Rule 506, Regulation D.  As of the close of the private placement on April 8, 2014, the Company had received cash deposits and issued a stock certificate for the purchase of all 2,000,000 of the 2013 Series Shares.  As of June 30, 2014, proceeds from the private placement of the 2013 Series Shares were $1,980,478, net of issuance costs of $19,522.  The Company also recognized an additional $188 in issuance costs as of June 30, 2015.  No underwriter participated in the placement and no commissions were paid.

During the second quarter of fiscal year 2015, we granted a consultant 128,667 common shares valued at $0.04 per share ($5,147) for work performed related to sales of our products in the three month period ending December 31, 2014.  These shares were issued in January 2015.

Lastly, in a prior period we had accrued deferred financing costs related to a private placement stock campaign.  Upon further investigation the accrual was in error and reversed in the second quarter of fiscal 2015, resulting in an increase to additional paid in capital of $31,500.

NOTE 5 – STOCK OPTIONS AND WARRANTS

General Option Information

On July 6, 2011, the Board of Directors cancelled the “2004 Non-Employee Directors’ Stock Incentive Plan” and approved the "Directors’ 2011 Stock Option and Award Plan”.   Under the 2011 Plan, a total of 3,300,000 shares are authorized for issuance.

The Company also maintained the 2005 Stock Option and Award Plan, which was previously approved by shareholders, for the purpose of granting option awards to its employees and consultants.   This plan had a 10 year life and expired July 2015.

On August 10, 2015, the Board of Directors cancelled the “Directors’ 2011 Stock Option and Award Plan” as all options under this plan had been granted and adopted the “2015 Omnibus Stock Option and Award Plan” which contains provisions for up to 3,000,000 stock options to be granted to employees, consultants and directors.

Prior Issuances of options

In July 2011, each non-executive director is eligible to receive (therefore granted), based on their length of service, options to purchase a total of 300,000 shares at that day’s closing price, $0.17.  Any options issued will vest over a three year service period as follows: 100,000 on June 30, 2012, 100,000 on June 30, 2013 and 100,000 on June 30, 2014.  These options expire two years after vesting.  The Director who serves as Audit Chair during the fiscal year received an additional 50,000 options per year under the same terms.  In June 2014, 1,450,000 options, representing 650,000 share options from the 2012 service period, 400,000 share options from the 2013 service period and 400,000 from the 2014 service period were extended for 5 years.  In accordance with the Stock Compensation topic of the FASB ASC, the Company analyzed the transaction and determined that there was incremental compensation cost which is included in the Company’s total stock based compensation expense.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2015 and 2014

Also in July 2011, Board Chairman, who acted in the CEO capacity until April 1, 2015, Timothy L. Ryan was granted 200,000 options per year under the 2005 Stock Option and Award Plan with the same terms as above.

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

Option issuances and vesting during the period ending June 30, 2015

No options were granted to Board members for Board service for the year ended June 30, 2015.

During the year ended June 30, 2015, 100,000 options were granted to a consultant pursuant to a consulting agreement.  Additionally 140,000 options related to this transaction vested (20,000 options monthly May – November 2014 at $0.10).  Year to date expense related to these options is $12,022 as of June 30, 2015.

On December 1, 2014, 480,000 options were granted to the Company’s Chief Executive Officer (then our Chief Operating Officer) as part of his employment offer.  The options have a strike price of $0.10, vest December 1, 2015 and expire December 1, 2020.  Year to date expense related to these options is $10,844 as of June 30, 2015.

On January 21, 2015, 50,000 options were granted to the Company’s Chief Financial Officer as part of her employment offer.  The options have a strike price of $0.10, vest ratably January 21, 2015 to December 1, 2015 and expire December 1, 2020.  Year to date expense related to these options is $840 as of June 30, 2015.

We estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

Risk-free interest rate	1.190 – 1.345%
Expected life	3.8 – 4.5	years
Expected volatility	147.43 – 152.40%
Dividend yield	0.00%

A summary of the status of our outstanding stock options as of June 30, 2015 and June 30, 2014 and changes during the periods then ended is presented below:

	June 30, 2015		June 30, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	1,754,000	$0.17	1,904,000	$0.23
Granted	670,000	$0.10	150,000	$0.08
Expired/Cancelled	(154,000)	$0.29	(300,000)	$0.50
Exercised	-	$-	-	$-
Outstanding end of period	2,270,000	$0.14	1,754,000	$0.17

Exercisable	1,752,500	$0.16	1,604,000	$0.18

The following table summarizes the range of outstanding and exercisable options as of June 30, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2015	Weighted Average Remaining Contractual Life
$0.08	150,000	6.42	$0.08	150,000	6.42
$0.10	670,000	4.47	$0.10	152,500	4.47
$0.17	650,000	4.42	$0.17	650,000	4.42
$0.17	400,000	5.42	$0.17	400,000	5.42
$0.17	400,000	6.42	$0.17	400,000	6.42
	2,270,000			1,752,500

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2015 and 2014
General Warrant Information

In September 2013, the Company obtained an extension on the remaining $100,000 secured convertible promissory note that was issued in the private placement that closed in a prior year.  In exchange for the extension, the note holder received 500,000 common stock warrants and $6,500 in accrued interest and fees.  The common stock warrants expire three years from the date of issuance, are exercisable at $0.13 per share, and vest on the next date the value of Amerityre common stock reaches $0.25 per share.  As of June 30, 2015 the warrants have not vested.  The related note was paid off as of June 30, 2014.

NOTE 6 – LIQUIDITY

Over the past year, we have been working on various proposals to secure short-term loans as well as long-term bank financing and equity based investments. The Company currently does not have an existing credit facility. Over the past year, we have worked with our vendors to obtain extended credit terms and increase credit lines where needed. Additionally, we continue to focus on adherence to established collection policies and proactive communication with repeat customers, including adjusting credit limits to allow for increased sales volume where warranted.

We are intent on focusing on the sale and distribution of profitable product lines. Although, management continues to look for further financing facilities at affordable terms that will allow the Company to maintain sufficient raw material and finished goods inventory to capitalize on sales growth opportunities, no additional capital expenditures are anticipated over the next twelve months unless they support sales development and product improvement.  We continue to work to reduce our overall costs wherever possible.

To help address our cash resources which at times may be limited, we are in discussions with various third parties about potential opportunities to license our technology which we believe will bring in additional cash flows without diluting our common stock or requiring the addition of debt. We are in discussions with banks and other lenders regarding establishing a line of credit for short term cash needs, however at this time we have not succeeded in establishing such a line of credit.  Lastly, we have entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed.

As of June 30, 2015, the Company has approximately 10,500,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the year ended June 30, 2015, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.

NOTE 7 – SUBSEQUENT EVENTS

In July 2015 the Board of Directors granted the following stock bonus awards:

·
To all non-officer employees of Amerityre on record as of July 22, 2015, a one-time stock bonus award of 5,000 shares of the Company’s restricted common stock per employee, valued at $0.03 a share.  As of July 22, 2015 there were 16 non-officer employees at Amerityre resulting in 80,000 shares, which were issued in July 2015.

·
To the officers of Amerityre, 600,000 shares were granted on July 20, 2015 (valued at $0.03) with 75% of the grant allocated to the CEO and 25% of the grant allocated to the CFO.  The shares of stock vest ratably each quarter end during fiscal year 2016 and are payable immediately after the vesting date.

In July 2015 the Company leased a piece of equipment for $19,337 which will enable our research and development personnel to complete standard physical property testing in a timelier manner.  The lease contains a bargain purchase option and resulting in the capitalization of the equipment and the related debt.

In August 2015, the Board of Directors cancelled the “Directors’ 2011 Stock Option and Award Plan” and adopted the “2015 Omnibus Stock Option and Award Plan” which contains provisions for up to 3,000,000 stock options to be granted to employees, consultants and directors.