Form 10-Q
period 2015-09-30
AMERITYRE CORP
filed 2015-11-09
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2015

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

The number of shares outstanding of Registrant’s Common Stock as of November 6, 2015: 41,441,620

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
AMERITYRE CORPORATION
Balance Sheets

	September 30, 2015	June 30, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$120,245	$455,717
Accounts receivable - net	494,658	314,054
Accounts receivable - related party - net	11,828	6,312
Inventory - net	669,715	661,129
Prepaid and other current assets	63,951	27,860
Total Current Assets	1,360,397	1,465,072

PROPERTY AND EQUIPMENT
Leasehold improvements	153,543	153,543
Molds and models	572,894	572,894
Equipment	2,957,259	2,937,922
Furniture and fixtures	74,921	74,921
Software	305,924	305,924
Less - accumulated depreciation	(3,768,420)	(3,735,744)
Total Property and Equipment	296,121	309,460

OTHER ASSETS
Patents and trademarks - net	195,878	202,710
Non-current inventory	183,067	186,560
Deposits	11,000	11,000
Total Other Assets	389,945	400,270
TOTAL ASSETS	$2,046,463	$2,174,802

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$436,051	$438,680
Current portion of long-term debt	13,048	13,608
Current portion of lease liability	5,361	-
Total Current Liabilities	454,460	452,288
LONG-TERM LIABILITIES
Long-term debt	53,840	53,840
Long-term lease liability	13,198	-
Total Long Term Liability	67,038	53,840
Total Liabilities	521,498	506,128

STOCKHOLDERS' EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common Stock: 75,000,000 shares authorized of $0.001 par value, 41,650,287 shares issued and outstanding, respectively	41,650	41,570
Additional paid-in capital	62,522,045	62,515,856
Stock payable	4,500	-
Accumulated deficit	(61,045,230)	(60,890,752)
Total Stockholders' Equity	1,524,965	1,668,674
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,046,463	$2,174,802

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,
	2015	2014

NET SALES	$1,013,933	$1,031,724

COST OF REVENUES	766,776	801,656

GROSS PROFIT	247,157	230,068

EXPENSES
Research and development	53,605	39,844
Sales and marketing	97,664	118,859
General and administrative	224,840	230,536

Total Expenses	376,109	389,239

LOSS FROM OPERATIONS	(128,952)	(159,171)

OTHER (EXPENSE)/INCOME
Interest income	73	207
Interest expense	(599)	-

Total Other (Expense)/Income	(526)	207

NET LOSS	(129,478)	(158,964)

Preferred Stock Dividend	(25,000)	(25,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(154,478)	$(183,964)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	41,631,157	41,441,620

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(129,478)	$(158,964)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	39,508	45,217
Change in allowance for bad debt expense (recovery)	(289)	(6,938)
Stock based compensation related to consultant options	10,768	6,574
Changes in operating assets and liabilities:
Accounts receivable	(185,831)	20,030
Prepaid and other current assets	(36,091)	(10,659)
Inventory and any change in inventory reserve	(5,094)	2,522
Accounts payable and accrued expenses	(2,627)	39,260
Net Cash Used by Operating Activities	(309,134)	(62,958)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(13,432)
Net Cash Used by Investing Activities	-	(13,432)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on lease liability	(778)	-
Payments on notes payable	(560)	(837)
Preferred stock offering costs	-	(188)
Preferred stock dividends	(25,000)	(25,000)
Net Cash Used by Financing Activities	(26,338)	(26,025)
NET DECREASE IN CASH	(335,472)	(102,415)
CASH AT BEGINNING OF PERIOD	455,717	728,585
CASH AT END OF PERIOD	$120,245	$626,170

NON-CASH FINANCING ACTIVITIES

Interest paid	$599	$-
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Capitalized lease	$19,337	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2015

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2015 Annual Report on Form 10-K.  Operating results for the quarter ended September 30, 2015 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2015.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies disclosed therein have not changed since our audited financial statements and notes thereto included in our June 30, 2015 Annual Report on Form 10-K, except as noted below.

Reclassifications

Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements, specifically the recognition of the preferred share dividend as a non-cash transaction at September 30, 2015.

Trade Receivables

We generally charge-off trade receivables that are more than 120 days outstanding as bad-debt expense, unless management believes the amount to be collectable. The charge-off amounts are included in general and administrative expenses.   As of September 30, 2015 and 2014, the reserve for uncollectible accounts was $0 and $8,424, respectively.

Stock Based-Compensation Expense (Options)

We account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718).  Our financial statements as of and for the quarters ended September 30, 2015 and 2014 reflect the impact of ASC 718.  Stock-based compensation expense related to director, employee or consultant options recognized under ASC 718 for the quarters ended September 30, 2015 and 2014 was $5,068 and $6,574, respectively.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations.  Stock-based compensation expense recognized in our Statements of Operations for the quarters ended September 30, 2015 and 2014 assumes all awards will vest; therefore no reduction has been made for estimated forfeitures.  We have awarded some options with a performance requirement and no amounts will be recorded until the requirement is met.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

Our outstanding stock options and warrants and shares issuable upon conversion of outstanding convertible notes have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 3,370,000 and 2,314,000 common stock equivalents for the quarters ended September 30, 2015 and 2014, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Related Party Transactions

Amerityre’s Chairman of the Board, Timothy L. Ryan, is also the principal owner of Rhino Rubber LLC, a manufacturing and distribution company for solid industrial tires and wheels.  During the quarters ended September 30, 2015 and 2014, Rhino Rubber LLC purchased a total of $11,590 and $0, respectively, in tire products from Amerityre.  As of September 30, 2015 and 2014, the accounts receivable balances for Rhino Rubber LLC were $11,828 and $17,089, respectively.

We currently distribute directly from our manufacturing facility in Boulder City, Nevada and in the past from an independent, contracted warehouse in Ravenna, Ohio.  This contract distribution point was unable to support customer requirements, became ineffective and stopped operations in the second quarter of 2014.  In order to keep commitments to customers and keep revenue growth positive, distribution and other related services were transferred to Rhino Rubber in Akron, Ohio.  The Company pays $600 for monthly warehousing fees inclusive of freight, shipping and labor for mounting services.  Effective October 31, 2015 we will be closing the Akron, Ohio distribution point and customers will be serviced on a direct basis.

NOTE 3 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	September 30, 2015	June 30, 2015
	(Unaudited)
Raw Materials	$316,725	$302,910
Finished Goods	645,916	655,714
Inventory reserve	(109,859)	(110,935)
Inventory – net (current and long term)	$852,782	$847,689

Our inventory reserve reflects items that were deemed to be slow moving or obsolete based on an analysis of all inventories on hand.

The Company critically reviews all slow moving inventory to determine if defective or obsolete.  If not defective or obsolete, but slow moving, we present these items as non-current inventory, although all inventory is ready and available for sale at any moment.

NOTE 4 - CAPITAL LEASE

In July 2015 the Company entered into a capital lease for research and development equipment for $19,337.

The annual lease commitments for the next 5 years are:

2016	$6,523
2017	$8,697
2018	$8,697
2019	$725
2020	$-

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2015

NOTE 5 - STOCK TRANSACTIONS

In July 2015 the Board of Directors granted the following stock bonus awards:

·
To all non-officer employees of Amerityre on record as of July 22, 2015, a one-time stock bonus award of 5,000 shares of the Company’s restricted common stock per employee, valued at $0.015 a share (fair value on the date of grant with a 50% discount pursuant to U.S. Internal Revenue Service, revenue Ruling 77-287).  As of July 22, 2015 there were 16 non-officer employees at Amerityre resulting in 80,000 shares, which were issued in July 2015.

·
To the officers of Amerityre, 600,000 shares were granted on July 20, 2015 (valued at $0.03) with 75% of the grant allocated to the CEO and 25% of the grant allocated to the CFO.  The shares of stock vest ratably each quarter end during fiscal year 2016 and are payable immediately after the vesting date.  As of September 30, 2015, $4,500 has been recognized as common stock payable to the CEO and CFO.

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

Prior Issuances of options

During the quarter ended September 30, 2014, 60,000 options were granted to a consultant pursuant to a consulting agreement.  Additionally 100,000 options related to this transaction vested (20,000 options monthly May – September 2014 at $0.10).  Year to date expense related to these options was $3,842 as of September 30, 2014.

Option issuances and vesting during the period ending September 30, 2015

On December 1, 2014, 480,000 options were granted to the Company’s Chief Executive Officer (then our Chief Operating Officer) as part of his employment offer.  The options have a strike price of $0.10, vest December 1, 2015 and expire December 1, 2020.  Year to date expense related to these options is $4,648 as of September 30, 2015.

On January 21, 2015, 50,000 options were granted to the Company’s Chief Financial Officer as part of her employment offer.  The options have a strike price of $0.10, vest ratably January 21, 2015 to December 1, 2015 and expire December 1, 2020.  Year to date expense related to these options is $420 as of September 30, 2015.

We estimated the fair value of the stock options above at the grant date based on the following weighted average assumptions:

Risk free interest rate	1.190 – 1.345%
Expected life	3.8 – 4.0	years
Expected volatility	147.43 – 152.40%
Dividend yield	0.00%

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2015

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the status of our outstanding stock options as of September 30, 2015 and June 30, 2015 and changes during the periods then ended is presented below:

	September 30, 2015		June 30, 2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	2,270,000	$0.14	1,754,000	$0.17
Granted	-	$-	670,000	0.10
Expired/Cancelled	-	$-	(154,000)	0.29
Exercised	-	$-	-	-
Outstanding end of period	2,270,000	$0.14	2,270,000	$0.14
Exercisable	1,777,500	$0.16	1,752,500	$0.16

The following table summarizes the range of outstanding and exercisable options as of September 30, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2015	Weighted Average Remaining Contractual Life
$0.08	150,000	6.17	$0.08	150,000	6.17
$0.10	670,000	4.21	$0.10	177,500	4.21
$0.17	650,000	4.17	$0.17	650,000	4.17
$0.17	400,000	5.17	$0.17	400,000	5.17
$0.17	400,000	6.17	$0.17	400,000	6.17
	2,270,000			1,777,500

General Warrant Information

In September 2013, the Company obtained an extension on the remaining $100,000 secured convertible promissory note that was issued in the private placement that closed in September 2010.  This note was paid off as of June 30, 2015.   In exchange for the extension, the note holder received 500,000 common stock warrants and $6,500 in accrued interest and fees.  The common stock warrants expire three years from the date of issuance, are exercisable at $0.13 per share, and vest on the next date the value of Amerityre common stock reaches $0.25 per share.  As of September 30, 2015 the warrants have not vested.

NOTE 7 - LIQUIDITY

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

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2015

NOTE 7 - LIQUIDITY (CONTINUED)

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

As of September 30, 2015, the Company has approximately 7,064,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended September 30, 2015, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.

NOTE 8 - SUBSEQUENT EVENTS

In the October 2016 Board meeting, the Board granted all non-executive Board members 100,000 options, with the audit committee chair receiving an additional 50,000 options, for Board services rendered for the fiscal year ended June 30, 2015.  The options have a strike price of $0.10, vest at the end of the Board term on December 3, 2015 and expire December 3, 2017.  Expense related to these options is $21,950 as of October 2015.

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

Overview

Amerityre engages in the research and development, manufacturing and sale of polyurethane tires.  We believe that we have developed unique polyurethane formulations that allow us to make products with superior performance characteristics, including abrasion resistance, energy efficiency and load-bearing capabilities, when compared to conventional rubber tires.  We also believe that our manufacturing processes are more energy efficient than the traditional rubber tire manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure that are necessary to cure rubber. Using our polyurethane technologies, we believe tires can be produced which last longer, are less susceptible to failure and are friendly to the environment.

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

Polyurethane Elastomer Forklift Tires – During 2014 the forklift product line was reintroduced into the marketplace.  Sales have been below expectations and during FY 2015 a project was launched to source suitable formulation components to replace those that are unavailable, as mentioned above. This new formulation is expected to be completed and tested during the second half of FY 2016, at which time this product line will be reintroduced to the market.

Agricultural Tires – The pivot tire product continues to demonstrate revenue growth. With growing market acceptance and revenues for this product, we focused on developing improvements in tire design as well as tire manufacturing capabilities.  We continue to work to establish distribution relationships to increase our market penetration in this segment.  Our market knowledge continues to grow as evidenced by several new product designs we have implemented during the period and a new design patent we hold.  This patent will protect the Company’s interest going forward and we anticipate we can bolster future revenues by providing application-specific solutions for customers.

Due to the Company’s limited resources, tire projects which are contingent on additional development, such as composite and automotive tires, have been put on hold and will be revisited at a later date.

As described above, we are focused on diverse market segments which are unrelated in terms of customer base, product, distribution, market demands and competition. Our sales team is comprised of two manufacturer representatives whose experience is complementary to our product portfolio plus our in-house sales department.  The Company’s emphasis on proper product pricing and new marketing campaigns has driven more profitable sales for Amerityre.  These initiatives started to be evident in our third quarter 2015 results. During the fourth quarter 2015 Amerityre achieved net income for the quarter for the first time in Company history, supporting our goal to establish “Profitability as a Mindset”.

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

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at September 30, 2015, totaling $479,633 with accumulated amortization of $283,755 for a net book value of $195,878. Patent and trademark costs capitalized at June 30, 2015, $479,633 with accumulated amortization of $276,923 for a net book value of $202,710.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. Annually, pending or expired patents are inventoried and analyzed.  As of September 30, 2015 and 2014, respectively, there was no recognition of a loss on abandonment, expiration or retirement of patents and trademarks.

Amortization expense for the years ended September 30, 2015 and 2014 was $6,834 and $8,013 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718).  Our financial statements as of and for the quarters ended September 30, 2015 and 2014 reflect the impact of ASC 718.  Stock-based compensation expense related to director, employee or consultant options recognized under ASC 718 for the quarters ended September 30, 2015 and 2014 was $5,068 and $6,574, respectively.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations.  Stock-based compensation expense recognized in our Statements of Operations for the quarters ended September 30, 2015 and 2014 assumes all awards will vest; therefore no reduction has been made for estimated forfeitures.  We have awarded some options with a performance requirement and no amounts will be recorded until the requirement is met.

Results of Operations

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our sales and cash flows.  These key performance indicators include:

·	Sales consisting of product sales;

·	Sales, net of returns and trade discounts, which is an indicator of our overall business growth and the success of our sales and marketing efforts;

·	Gross profit, which is an indicator of both competitive pricing pressures and the cost of goods sold of our products and the mix of product and license fees, if any;

·	Growth in our customer base, which is an indicator of the success of our sales efforts; and

·	Distribution of sales across our products offered.

The following summary table presents a comparison of our results of operations for the quarters ended September 30, 2015 and 2014 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Month Period Ended September 30,		Percent Change
	(in 000’s)
	2015	2014	2015 vs. 2014
Net revenues	$1,014	$1,032	(1.7)%
Cost of revenues	(767)	(802)	(4.4)%
Gross profit	247	230	7.4%
Research and development expenses	(54)	(40)	35.0%
Sales and marketing expense	(98)	(119)	(17.6)%
General and administrative expense	(224)	(230)	(2.6)%
Other income (expense)	(1)	-	100%
Net loss	(130)	(159)	(18.2)%
Preferred stock dividend	(25)	(25)	0%
Net loss attributable to common shareholders	$(155)	$(184)	(15.8)%

Quarter Ended September 30, 2015 Compared to September 30, 2014

As disclosed in our June 30, 2015 Annual Report on Form 10-K, although our sales no longer show strong seasonality trends, our fiscal first quarter has traditionally been our weakest quarter and we again saw this trend in FY 2016.  The primary driver for this weakness is lower pivot tire sales during crop growing and harvesting season.  Other Fortune 500 companies that sell capital equipment to the agricultural business segment have announced lower than expected equipment sales, and are speculating that the agricultural equipment market will be depressed in the coming quarters.  If this forecast holds across the market, it may adversely impact our sales for pivot tires as the slowdown in equipment sales to farmers extends to all equipment expenditures.

Net Sales.  Net sales of $1,013,933 for the quarter ended September 30, 2015, represents a 1.7% decrease over net sales of $1,031,724 for the same period in 2014. These results were in line with our expectations as we anticipated that we would not have strong pivot tire sales for the period. Our sales were driven primarily by closed cell foam tire sales in the mobility segment, as a major customer began taking delivery of product for their seasonal product launch. We have also seen good response to our new marketing and pricing plans for our polyurethane foam tires, which has helped to maintain our sales backlog level. Our plan for the FY 2016 second quarter includes significant pivot tire sales, which we expect to increase as farmers complete their crop harvests and increase purchases of farm equipment in preparation for the next growing season. We are optimistic that these sales will occur although lower crop prices and reduced yields due to unusual weather in certain areas of the country may negatively impact the timing and amount of pivot tire sales, as it has with spending on other agricultural equipment.

Cost of Revenues.  Cost of revenues for the quarter ended September 30, 2015 was $766,776 or 75.6% of sales compared to $801,656 or 77.7% of sales for the same period in 2014. Cost of revenues were lower due to decreases in raw materials expenditures and overhead costs partially offset by higher equipment repairs and maintenance costs when compared to the prior period.  Additionally, starting July 1, 2015 the Company modified it customer freight policy, providing an approximate savings of $16,000 for this period. The Company continues to maintain sufficient production capacity to meet anticipated customer demand without incurring a proportionate increase in overall production costs.

Gross Profit.  Gross profit for the quarter ended September 30, 2015 was $247,157 compared to $230,068 for the same period in 2014. Gross profit for the quarter ended September 30, 2015 increased by $17,089 or 7.4% over the same period in 2014 due to the decrease in cost of revenue outlined in the discussion above.  The September 30, 2015 gross profit reflects a 24.4% gross margin for product sales compared to a gross margin on product sales of 22.3% in 2014.

Research & Development Expenses (R&D).  Research and development expenses for the quarter ended September 30, 2015 were $53,605 compared to $39,844 for the same period in 2014. Research and development expenses increased $13,761 between periods is primarily due to increased expenditures on product formulation research and product testing, including the cost of a part-time chemist.  The Company plans to continue this increased level of expenditure as R&D is a key component of the company business improvement initiatives. All other expenses were generally consistent between periods.

Sales & Marketing Expenses. Sales and marketing expenses for the quarter ended September 30, 2015 were $97,664 as compared to $118,859 for the same period in 2014. Sales and marketing expenses decreased $21,195 between periods primarily due to lower travel costs, fewer trade show expenses, and the effect of the new sales commission program. All other expenses were generally consistent between periods.

General & Administrative Expenses.  General and administrative expenses for the quarter ended September 30, 2015 were $224,839 compared to $230,536 for the same period in 2014. General and administrative expenses decreased $5,697 between periods primarily due to savings in consulting expense and director travel costs offset by increases in stock based compensation, professional fees and warranty expense.  All other expenses were generally consistent between periods.

Other Income/(Expense).  Other expense for the quarter ended September 30, 2015 was $526 compared to other income $207 for the same period in 2014. In July 2015, the Company leased equipment resulting in $599 in interest expense.  The Company had no interest expense in the same period in 2014.

Net Loss.  Net loss for the quarter ended September 30, 2015 of $129,478 represents an 18.5% improvement from the net loss for the quarter ended September 30, 2014 of $158,964.

Liquidity and Capital Resources

Our principal sources of liquidity are of cash and payments received from our customers.  We do not have any significant credit arrangements.  Historically, our expenses have exceeded our sales, resulting in operating losses.  From time to time, we have obtained additional liquidity to fund our operations through the sale of shares of our common stock and the placement of short-term debt instruments.   Management continues to evaluate financing options but to date has chosen to delay financing at terms that will subject the Company to high costs of debt or will raise money through stock sales at what we believe are highly dilutive share prices.

We have historically not succeeded in establishing favorable short term financing but we continue to maintain a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed.  As of September 30, 2015 we have not needed to activate this financing option due to increased focus on adherence to established collection policies and proactive communication with repeat customers, adjusting credit limits to allow for increased sales volume.

Cash Flows

The following table sets forth our cash flows for the quarters ended September 30, 2015 and 2013.

	Periods ended Sept. 30,
	(in 000’s)
	2015	2014
Net cash used by operating activities	$(309)	$(63)
Net cash used in investing activities	-	(13)
Net cash used by financing activities	(26)	(26)
Net decrease in cash during the period	$(335)	$(102)

Net Cash Used by Operating Activities. Our primary sources of operating cash during the quarter ended September 30, 2015 came from collections from customers, however, our period end receivables balance increased as we waited for several large customers to remit payment in early October 2015. Our primary use of operating cash was an increase in prepaid and other current assets, specifically related to renewal of insurance policies.  Net cash used by operating activities was $309,134 for the quarter ended September 30, 2015 compared to net cash used by operating activities of $62,958 for the same period in 2014.

Non-cash items include depreciation and amortization and stock based compensation.  Our net loss was $129,478 for the quarter ended September 30, 2015 compared to a net loss of $158,964 for the same period in 2014.  The net loss for fiscal 2015 included non-cash expenses for depreciation and amortization of $39,508 and stock-based compensation (both stock issued and options) of $10,768.  As of September 30, 2014, depreciation and amortization was $45,217 and stock-based compensation (both stock issued and options) totaled $6,574.

Net Cash Used by Investing Activities.  Net cash used by investing activities was $0 for the quarter ended September 30, 2015 and $13,432 for the same period in 2014.  Although we did not purchase equipment as of September 30, 2015 we did lease equipment for research and development purposes.

Net Cash Used by Financing Activities.  Net cash used by financing activities was $26,338 for the quarter ended September 30, 2015 and $26,025 for the same period in 2014. The primary use of cash for the quarter ended September 30, 2015 was payment toward the capital lease of $778, payment of notes payable of $560 and payment of preferred share dividend of $25,000.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at September 30, 2015.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$652,500	$135,900	$275,100	$241,500	$-
Capital lease for equipment	24,643	8,697	15,945	-	-
Preferred share dividend	375,000	100,000	200,000	175,000	-
Total contractual cash obligations	$1,052,143	$244,597	$491,045	$416,500	$-

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

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At November 3, 2015, our total cash balance was $226,987 none of which is restricted; accounts receivables, net of reserves for bad debt, was $226,987; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $851,847. Our total indebtedness was $448,219 and includes $256,609 in accounts payable, $106,922 in accrued expenses, $13,048 in current portion of long-term debt, $17,800 in capital lease liability and $53,840 in long-term debt.

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

At the Annual Stockholder’s Meeting held on December 4, 2014, management presented a plan focusing on “Profitability as a Mindset”.  To that end, management continues to sharpen our sales model and our marketing approach. The result of the Company’s emphasis on proper product pricing and new marketing campaigns has driven more profitable sales for Amerityre, which started to be evident in our third and fourth quarter 2015 results.  Fourth quarter 2015 resulted in net income for the quarter for the first time in Company history.  Although we were not able to achieve similar net income results in the current quarter, we believe these changes are supporting our goal to establish “Profitability as a Mindset”, and management and the Company’s Board of Directors are committed to continuing these efforts.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended September 30, 2015, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  However, to expand manufacturing and sales operations beyond the current level, additional capital may be required.

As of November 3, 2015, the Company has approximately 7,064,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

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

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

 PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Our Annual Stockholder’s Meeting is scheduled for 10am, Thursday, December 3, 2015 at 1501 Industrial Rd., Boulder City, NV 89005.

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

Dated:  November 6, 2015

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)