Form 10-Q
period 2015-12-31
AMERITYRE CORP
filed 2016-02-10
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   December 31, 2015

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

The number of shares outstanding of Registrant’s Common Stock as of February 8, 2016: 41,950,287

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
AMERITYRE CORPORATION
Balance Sheets

	December 31, 2015	June 30, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$156,288	$455,717
Accounts receivable - net	312,891	314,054
Accounts receivable - related party	-	6,312
Inventory - net	646,012	661,129
Prepaid and other current assets	96,128	27,860
Total Current Assets	1,211,319	1,465,072

PROPERTY AND EQUIPMENT
Leasehold improvements	153,543	153,543
Molds and models	572,894	572,894
Equipment	2,964,900	2,937,922
Furniture and fixtures	74,921	74,921
Software	305,924	305,924
Less - accumulated depreciation	(3,803,107)	(3,735,744)
Total Property and Equipment	269,075	309,460

OTHER ASSETS
Patents and trademarks - net	189,045	202,710
Non-current inventory	195,778	186,560
Deposits	11,000	11,000
Total Other Assets	395,823	400,270
TOTAL ASSETS	$1,876,217	$2,174,802

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$438,664	$438,680
Current portion of long-term debt	12,441	13,608
Current portion of lease liability	5,642	-
Total Current Liabilities	456,747	452,288

Long-term debt	53,840	53,840
Long-term lease liability	11,677	-
Total Long-Term Liabilities	65,517	53,840
TOTAL LIABILITIES	522,264	506,128

STOCKHOLDERS' EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common stock: 75,000,000 shares authorized of $0.001 par value, 41,800,287 and 41,441,620 shares Issued and outstanding, respectively	41,800	41,570
Additional paid-in capital	62,552,922	62,515,856
Stock payable	4,500	-
Accumulated deficit	(61,247,269)	(60,890,752)
Total Stockholders' Equity	1,353,953	1,668,674
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,876,217	$2,174,802

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014

NET SALES	$914,888	$1,349,336	$1,928,821	$2,381,060

COST OF GOODS SOLD	696,671	1,035,209	1,463,447	1,836,865

GROSS PROFIT	218,217	314,127	465,374	544,195

EXPENSES
Research and development	55,962	57,646	109,567	97,490
Sales and marketing	68,595	167,346	166,259	286,205
General and administrative	269,800	217,759	494,640	448,295

Total Expenses	394,357	442,751	770,466	831,990

LOSS FROM OPERATIONS	(176,140)	(128,624)	(305,092)	(287,795)

OTHER INCOME/(EXPENSE)
Interest expense	(935)	-	(1,534)	-
Interest income	36	159	109	366
Total Other Income/(Expense)	(899)	159	(1,425)	366

NET LOSS	(177,039)	(128,465)	(306,517)	(287,429)

Preferred Stock Dividend	(25,000)	(25,000)	(50,000)	(50,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(202,039)	$(153,465)	$(356,517)	$(337,429)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	41,731,809	41,441,620	41,681,483	41,441,620

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(306,517)	$(287,429)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	81,028	90,627
Change in allowance for bad debt expense (recovery)	(289)	(8,066)
Stock paid for services	-	5,147
Stock based compensation related to consultant, employee and director options	41,795	13,571
Changes in operating assets and liabilities:
Accounts receivable	7,764	(110,633)
Inventory and inventory reserve	5,899	53,115
Prepaid and other current assets	(68,268)	(29,015)
Accounts payable and accrued expenses	(7,656)	430
Net Cash Used by Operating Activities	(246,244)	(272,253)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(31,721)
Net Cash Used by Investing Activities	-	(31,721)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on lease liability	(2,018)	-
Payments on notes payable	(1,167)	(1,460)
Preferred stock issuance costs	-	(188)
Preferred stock dividends	(50,000)	(50,000)
Net Cash (Used) by Financing Activities	(53,185)	(51,648)
NET DECREASE IN CASH	(299,429)	(355,622)
CASH AT BEGINNING OF PERIOD	455,717	728,585
CASH AT END OF PERIOD	$156,288	$372,963

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Interest paid	$1,534	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Capitalized lease	$19,337	$-
Reclassification of accounts receivable – related party to accounts receivable	$6,312	$-
Equipment purchase accrued for, not paid in cash	$7,641	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2015

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2015 Annual Report on Form 10-K.  Operating results for the six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2016.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies disclosed therein have not changed since our audited financial statements and notes thereto included in our June 30, 2015 Annual Report on Form 10-K, except as noted below.

Reclassifications

Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements, specifically the recognition of the preferred share dividend as a non-cash transaction at December 31, 2014.

Trade Receivables

We generally charge-off trade receivables that are more than 120 days outstanding as bad-debt expense, unless management believes the amount to be collectable. The charge-off amounts are included in general and administrative expenses. As of December 31, 2015 and 2014, the reserve for uncollectible accounts was $-0- and $7,296, respectively.

Stock Based-Compensation Expense

We account for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation (ASC 718).  Our financial statements as of and for the quarters ended December 31, 2015 and 2014 reflect the impact of ASC 718.  Stock-based compensation expense related to director, employee or consultant options recognized under ASC 718 for the six months ended December 31, 2015 and 2014 was $41,795 and $13,571, respectively.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations.  Stock-based compensation expense recognized in our Statements of Operations for the six months ended December 31, 2015 and 2014 assumes all awards will vest; therefore no reduction has been made for estimated forfeitures.  We have awarded some options with a performance requirement and no amounts will be recorded until the requirement is met.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

Our outstanding stock options and warrants and shares issuable upon conversion of outstanding convertible notes have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 3,700,000 and 2,834,000 common stock equivalents for the six months ended December 31, 2015 and 2014, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2015

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”. Under ASU 2015-11, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The standard defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company is currently evaluating the impact the adoption of ASU 2015-11 will have on its financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC, did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Related Party Transactions

Amerityre’s immediate past Chairman of the Board, Timothy L. Ryan, is also the principal owner of Rhino Rubber LLC, a manufacturing and distribution company for solid industrial tires and wheels.  As of December 31, 2015, Mr. Ryan is no longer a director of the Company and all receivables outstanding to Rhino Rubber LLC have been reflected as trade accounts receivable.

We currently distribute directly from our manufacturing facility in Boulder City, Nevada only.  In the past we also distributed from an independent, contracted warehouse in Ravenna, Ohio.  This contract distribution point was unable to support customer requirements, became ineffective and stopped operations in the second quarter of 2014.  In order to keep commitments to customers and keep revenue growth positive, distribution and other related services were transferred to Rhino Rubber in Akron, Ohio.  The Company paid $600 for monthly warehousing fees inclusive of freight, shipping and labor for mounting services through October 31, 2015.  Effective October 31, 2015 we closed the Akron, Ohio distribution point and customers are serviced on a direct basis.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2015

NOTE 3 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or net realizable value.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	December 31, 2015	June 30, 2015
	(Unaudited)
Raw Materials	$272,689	$302,910
Finished Goods	695,243	655,714
Inventory reserve	(126,142)	(110,935)
Inventory - net	$841,790	847,689

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

The following is a schedule by years of future minimum lease payments under capital leases together with present value of the net minimum lease payments as of December 31, 2015:

2016	$4,349
2017	8,697
2018	8,697
2019	725
2020	-
Total minimum lease payments	22,468
Less: executory costs	-
Net minimum lease payments	22,468
Less: amount representing interest	5,149
Present value of net minimum payments	$17,319

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

·
To the officers of Amerityre, 600,000 shares were granted on July 20, 2015 (valued at $0.03) with 75% of the grant allocated to the CEO and 25% of the grant allocated to the CFO.  The shares of stock vest ratably each quarter end during fiscal year 2016 and are payable immediately after the vesting date.  For the six months ended December 31, 2015 the Company recognized $9,000 of compensation expense for these grants; $4,500 of which is a stock payable.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2015

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

On August 10, 2015, the Board of Directors cancelled the “Directors’ 2011 Stock Option and Award Plan” as all options under this plan had been granted and adopted the “2015 Omnibus Stock Option and Award Plan” which contains provisions for up to 3,000,000 stock options to be granted to employees, consultants and directors.  The 2015 Omnibus Stock Option and Award Plan did not obtain the necessary shareholder approval in the Company’s annual proxy process, resulting in certain U.S. Internal Revenue Service provisions to be ineffective.

Option issuances and vesting during the six month period ending December 31, 2015

On December 1, 2014, 480,000 options were granted to the Company’s Chief Executive Officer (then our Chief Operating Officer) as part of his employment offer.  The options have a strike price of $0.10, vest December 1, 2015 and expire December 1, 2020.  Year to date expense related to these options is $7,746 as of December 31, 2015.

On January 21, 2015, 50,000 options were granted to the Company’s Chief Financial Officer as part of her employment offer.  The options have a strike price of $0.10, vest ratably January 21, 2015 to December 1, 2015 and expire December 1, 2018.  Year to date expense related to these options is $840 as of December 31, 2015.

In the October 2015 Board meeting, the Board granted all non-executive Board members 100,000 options, with the audit committee chair receiving an additional 50,000 options, for Board services rendered for the fiscal year ended June 30, 2015.  The options have a strike price of $0.10, vest at the end of the Board term on December 3, 2015 and expire December 3, 2017.  Expense related to these options is $21,950 as of December 31, 2015.

On December 1, 2015, 480,000 options were granted to the Company’s Chief Executive Officer (then our Chief Operating Officer) as part of his employment offer.  The options have a strike price of $0.10, vest December 1, 2016 and expire December 1, 2020.  Year to date expense related to these options is $1,060 as of December 31, 2015.

As of December 31, 2015, there was $11,655 of unrecognized stock-based compensation expense related to stock options that will be recognized over the vest period of the underlying option.

We estimated the fair value of the stock options above at the grant date based on the following weighted average assumptions:

Risk free interest rate	1.155%
Expected life	2.0 – 4.5	years
Expected volatility	167.37 – 113.50%
Dividend yield	0.00%

A summary of the status of our outstanding stock options as of December 31, 2015 and June 30, 2015 and changes during the periods then ended is presented below:

	December 31, 2015			June 30, 2015
		Weight Average	Intrinsic		Weight Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	2,270,000	$0.14		1,754,000	$0.17
Granted	1,030,000	$0.10		670,000	$0.10
Expired/Cancelled	-	$0.00		(154,000)	$(0.29)
Exercised	-	$0.00		-	$0.00
Outstanding end of period	3,300,000	$0.13	$132,000	2,270,000	$0.14	$45,400
Exercisable	2,820,000	$0.13	$112,800	1,752,500	$0.16	$35,050

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2015

NOTE 6 - STOCK OPTIONS AND WARRANTS, Continued

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock of $0.04 per share on December 31, 2015 ($0.02 per share on June 30, 2015), the last trading day of the quarter.

The following table summarizes the range of outstanding and exercisable options as of December 31, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2015	Weighted Average Remaining Contractual Life
$0.08	150,000	5.92	$0.08	150,000	5.92
$0.10	1,700,000	3.96	$0.10	1,220,000	3.96
$0.17	650,000	3.92	$0.17	650,000	3.92
$0.17	400,000	4.92	$0.17	400,000	4.92
$0.17	400,000	5.92	$0.17	400,000	5.92
	3,300,000			2,820,000

General Warrant Information

In September 2013, the Company obtained an extension on the remaining $100,000 secured convertible promissory note that was issued in the private placement that closed in September 2010.  This note was paid off as of June 30, 2015.   In exchange for the extension, the note holder received 500,000 common stock warrants and $6,500 in accrued interest and fees.  The common stock warrants expire three years from the date of issuance, are exercisable at $0.13 per share, and vest on the next date the value of Amerityre common stock reaches $0.25 per share.  As of December 31, 2015 the warrants have not vested.

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

As of December 31, 2015, the Company has approximately 7,064,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

The Company has also instituted initiatives to incentivize sales of slower moving inventory through promotional pricing. These programs will continue to be utilized in the upcoming quarters to monetize inventory and improve our cash flow.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2015

NOTE 7 - LIQUIDITY, Continued

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended December 31, 2015, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.

NOTE 8 - SUBSEQUENT EVENTS

On January 19, 2016, the Board granted all non-executive Board members 100,000 options, with the audit committee chair receiving an additional 50,000 options, for Board services rendered for the fiscal year ended June 30, 2016.  The options have a strike price of $0.10, vest at the end of the Board term in December 2016 and expire December 2019.

On January 19, 2016, 50,000 options were granted to the Company’s Chief Financial Officer as part of renewal of her employment agreement.  The options have a strike price of $0.10, vest ratably January 21, 2016 to December 1, 2016 and expire December 1, 2019.  In addition to the option renewal $550 a month in health insurance reimbursement was included in the renewal.  All other terms remain the same.

In January 2016, 150,000 shares that had vested at December 31, 2015 for the CEO and CFO were issued.

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

We are concentrating on three segments of the tire market: closed-cell polyurethane foam tires, polyurethane elastomer forklift tires and agricultural tires. Our focus continues to be applications and markets where our advantages in product technology give us an opportunity to obtain premium pricing. Our most recent activities in these areas are set forth below:

Closed-Cell Polyurethane Tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and dealers accounts for the majority of our revenue. We have the ability to produce a broad range of products for the light duty tire market. Marketing and research and development efforts continue to build customer relationships with original equipment manufacturers and further develop distribution networks to expand business and product sales.

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

Agricultural Tires – Sales of agricultural tires has been negatively impacted by the dramatic downturn in farm commodity prices. Our experience is consistent with the reports provided by large agricultural equipment suppliers, several who have announced expectations for another challenging year for farmer income and farm- related spending. Despite growing market acceptance of the pivot tire, financial considerations have forced potential pivot tire customers to delay purchases.  We continue to focus on developing improvements in pivot tire design and in our tire manufacturing capabilities.  The pursuit of additional distribution relationships to increase our market penetration for the pivot tire is a key component to our strategy.

Due to the Company’s limited resources, tire projects which are contingent on additional significant development, such as composite and automotive tires, have been put on hold and will be revisited at a later date.

As described above, we are focused on diverse market segments which are unrelated in terms of customer base, product, distribution, market demands and competition. Our sales team is comprised of two manufacturer representatives whose experience is complementary to our product portfolio plus our in-house sales department.  The Company’s emphasis on proper product pricing and new marketing campaigns has driven more profitable sales for Amerityre.  These initiatives started to be evident in our third quarter 2015 results. During the fourth quarter 2015 Amerityre achieved net income for the quarter for the first time in Company history, supporting our goal to establish “Profitability as a Mindset”.  These changes to our operating structure helped to minimize the losses experienced during the second quarter of fiscal year 2016.  We continue to have a solid backlog for orders to be delivered over the next 12 months.  However, going forward the challenging economic environment may continue to negatively impact our results in all market segments.

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

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at December 31, 2015, totaling $479,633 with accumulated amortization of $290,588 for a net book value of $189,045. Patent and trademark costs capitalized at June 30, 2015, $479,633 with accumulated amortization of $276,923 for a net book value of $202,710.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. Annually, pending or expired patents are inventoried and analyzed.  As of December 31, 2015 and 2014, respectively, there was no recognition of a loss on abandonment, expiration or retirement of patents and trademarks.

Amortization expense for the six months ended December 31, 2015 and 2014 was $13,666 and $16,026, respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718).  Our financial statements as of and for the quarters ended December 31, 2015 and 2014 reflect the impact of ASC 718.  Stock-based compensation expense related to director, employee or consultant options recognized under ASC 718 for the six months ended December 31, 2015 and 2014 was $41,795 and $13,571, respectively.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations.  Stock-based compensation expense recognized in our Statements of Operations for the quarters ended December 31, 2015 and 2014 assumes all awards will vest; therefore no reduction has been made for estimated forfeitures.  We have awarded some options with a performance requirement and no amounts will be recorded until the requirement is met.

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

The following summary table presents a comparison of our results of operations for the three and six months ended December 31, 2015 and 2014 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	For the Three Months Ended December 31,			For the Six Months Ended December 31
	(in 000’s)		Change	(in 000’s)		Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Net revenues	$915	$1,349	(32.2%)	$1,929	$2,381	(19.0%)
Cost of revenues	(697)	(1,035)	(32.7%)	(1,464)	(1,837)	(20.3%)
Gross profit	218	314	(30.6%)	465	544	(14.5%)
Research and development expenses	(56)	(58)	(3.4%)	(110)	(97)	13.4%
Sales and marketing expense	(69)	(167)	(58.7%)	(166)	(286)	(42.0%)
General and administrative expense	(270)	(217)	24.4%	(495)	(448)	10.5%
Other income (expense)	-	-	-	(1)	-	100.0%
Net loss	(177)	(128)	38.3%	(307)	(287)	7.0%
Preferred stock dividend	(25)	(25)	0.0%	(50)	(50)	0.0%
Net loss attributable to common shareholders	$(202)	$(153)	32.0%	$(357)	$(337)	6.0%

As disclosed in our June 30, 2015 Annual Report on Form 10-K, although our sales no longer show strong seasonality trends, our fiscal first quarter has traditionally been our weakest quarter and we again saw this trend in FY 2016.  We expected agricultural tires to occur during the second quarter of 2016, but this did not materialize due to poor economic conditions that affected farmer income and spending.  In addition, during the recent quarter we experienced lower than expected sales in our other market segments.  This is consistent with reports from other equipment and parts manufacturers, who noted a general softness in manufacturing activity and sales last quarter.  If this forecast holds, it may adversely impact our sales as the slowdown in agricultural equipment sales extends to equipment expenditures across the board.

Three Months Ended December 31, 2015 Compared to December 31, 2014

Net Sales.  Net sales of $914,888 for the quarter ended December 31, 2015, represents a 32.2% decrease over net sales of $1,349,336 for the same period in 2014.  These results were not in line with our expectations as we anticipated that we would have stronger pivot tire sales for the period. Our sales were driven primarily by closed cell foam tire sales in the mobility segment, as a major customer took delivery of product for their seasonal product launch. We have also seen good response to our new marketing and pricing plans for our polyurethane foam tires, which has helped to maintain our sales backlog level. Our plan for the fiscal 2016 third quarter includes higher pivot tire sales, which we expect as farmers purchase farm equipment and replacement parts in preparation for the next growing season. We are optimistic that these sales will occur since pivot sales in the last quarter were deferred by farmers.  However, lower crop prices and reduced yields due to unusual weather in certain areas of the country may continue to negatively impact farm income and the timing and amount of pivot tire sales, as it has on other agricultural equipment spending.

Cost of Revenues.  Cost of revenues for the quarter ended December 31, 2015 was $696,671 or 76.1% of sales compared to $1,035,209 or 76.7% of sales for the same period in 2014. Cost of revenues were lower due to decreases in raw materials expenditures and overhead costs (specifically lower damaged returns) partially offset by higher manufacturing supply costs when compared to the prior period.  Starting July 1, 2015 the Company modified it customer freight policy, providing savings of approximately $23,000 for this period. The Company continues to maintain sufficient production capacity to meet anticipated customer demand without incurring a proportionate increase in overall production costs.

Gross Profit.  Gross profit for the quarter ended December 31, 2015 was $218,217 compared to $314,127 for the same period in 2014. Gross profit for the quarter ended December 31, 2015 decreased by $95,910 or 30.6% over the same period in 2014 due to the decrease in revenue offset by the savings in cost of revenue outlined in the discussion above.  The December 31, 2015 gross profit reflects a 23.9% gross margin for product sales compared to a gross margin on product sales of 23.3% in 2014.

Research & Development Expenses (R&D).  Research and development expenses for the quarter ended December 31, 2015 were $55,962 compared to $57,646 for the same period in 2014. Research and development expenses decreased $1,684 between periods, resulting in a relatively flat period over period result, as we continue to focus on product formulation research and product testing, and maintain a part-time chemist on site.  The Company plans to continue this level of expenditure as R&D is a key component of the company business improvement initiatives.

Sales & Marketing Expenses. Sales and marketing expenses for the quarter ended December 31, 2015 were $68, 595 compared to $167,346 for the same period in 2014. Sales and marketing expenses decreased $98,751 or 58.7% between periods primarily due to lower travel costs, fewer trade show expenses for the quarter, a reduction in outside sales representatives (from 3 to 2), lower print advertising expense and the effect of the modifications to the 2015 sales commission program. All other expenses were generally consistent between periods.  The reduction in outside sales representatives did not have a material impact on our revenues.

General & Administrative Expenses.  General and administrative expenses for the quarter ended December 31, 2015 were $269,800 compared to $217,759 for the same period in 2014. General and administrative expenses increased $52,041 between periods primarily due to increases in stock based compensation and warranty expense, and salaries offset by savings in consulting expense and director travel costs.  All other expenses were generally consistent between periods.

Other Income/(Expense).  Other expense for the quarter ended December 31, 2015 was $899 compared to other income $159 for the same period in 2014. In July 2015, the Company leased equipment resulting in $935 in interest expense for the quarter.  The Company had no interest expense in the same period in 2014.

Net Loss.  Net loss for the quarter ended December 31, 2015 of $177,039 represents a 38.3% increase in net loss compared to the quarter ended December 31, 2014 loss of $128,465.

Six Months Ended December 31, 2015 Compared to December 31, 2014

Net Sales.  Net sales of $1,928,821 for the six months ended December 31, 2015, represents a 19.0% decrease over net sales of $2,381,060 for the same period in 2014. These results were not in line with our expectations as we anticipated that we would have stronger pivot tire sales for the collective six months. Our sales were driven primarily by closed cell foam tire sales in the mobility segment, as a major customer began taking delivery of product for their seasonal product launch. We have also seen good response to our new marketing and pricing plans for our polyurethane foam tires, which has helped to maintain our sales backlog level. Our plan for the fiscal 2016 third quarter includes higher pivot tire sales, which we expect to increase as farmers increase purchases of farm equipment in preparation for the next growing season. We are optimistic that these sales will occur although lower crop prices and reduced yields due to unusual weather in certain areas of the country may negatively impact farm income and the timing and level of pivot tire sales, as it has with spending on other agricultural equipment.

Cost of Revenues.  Cost of revenues for the six months ended December 31, 2015 was $1,463,447 or 75.9% of sales compared to $1,836,865 or 77.1% of sales for the same period in 2014. Cost of revenues were lower due to decreases in raw materials expenditures, direct labor and overhead costs consisting of lower damaged returns partially offset by higher manufacturing repairs and maintenance and manufacturing supplies when compared to the prior period.  Starting July 1, 2015 the Company modified it customer freight policy, providing savings of approximately $53,000 for six months ended December 31, 2015. The Company continues to maintain sufficient production capacity to meet anticipated customer demand without incurring a proportionate increase in overall production costs.

Gross Profit.  Gross profit for the six months ended December 31, 2015 was $465,374 compared to $544,195 for the same period in 2014. Gross profit for the quarter ended December 31, 2015 decreased by $78,821 or 14.5% over the same period in 2014 due to the decrease in revenue offset by the savings in cost of revenue outlined in the discussion above.  The December 31, 2015 gross profit reflects a 24.1% gross margin for product sales compared to a gross margin on product sales of 22.9% in 2014.

Research & Development Expenses (R&D).  Research and development expenses for the six months ended December 31, 2015 were $109,567 compared to $97,490 for the same period in 2014. Research and development expenses increased $12,077 between periods due to a full 6 months of having a part-time chemist on site, as we continue to focus on product formulation research and product testing.  The Company plans to continue this level of expenditure as R&D is a key component of the company business improvement initiatives as resources allow.

Sales & Marketing Expenses. Sales and marketing expenses for the six months ended December 31, 2015 were $166,259 compared to $286,205 for the same period in 2014. Sales and marketing expenses decreased $119,946 or 42.0% between periods primarily due to lower travel costs, fewer trade show expenses, a reduction in outside sales representatives (from 3 to 2), lower print advertising expense and the effect of the 2015 sales commission program. All other expenses were generally consistent between periods.  The reduction in outside sales representatives did not have a material impact on our revenues.

General & Administrative Expenses.  General and administrative expenses for the six months ended December 31, 2015 were $494,640 compared to $448,295 for the same period in 2014. General and administrative expenses increased $46,345 between periods primarily due to increases in stock based compensation, legal fees, warranty expense and salaries offset by savings in consulting and professional expenses, director travel costs and investor relations expense.  All other expenses were generally consistent between periods.

Other Income/(Expense).  Other expense for the six months ended December 31, 2015 was $1,425 compared to other income $366 for the same period in 2014. In July 2015, the Company leased equipment resulting in $1,534 in interest expense for the six months. The Company had no interest expense in the same period in 2014.

Net Loss.  Net loss for the six months ended December 31, 2015 of $306,517 represents a 7.0% increase in net loss for the six months ended December 31, 2014 of $287,429.

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

We have historically not succeeded in establishing favorable short term financing but we continue to maintain a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed.  As of December 31, 2015 we have not needed to activate this financing option due to increased focus on adherence to established collection policies and proactive communication with repeat customers, adjusting credit limits to allow for increased sales volume.

Cash Flows

The following table sets forth our cash flows for the quarters ended December 31, 2015 and 2014.

	Six Months ended Dec. 31,
	(in 000’s)
	2015	2014
Net cash used by operating activities	$(246)	$(272)
Net cash used in investing activities	-	(32)
Net cash used by financing activities	(53)	(52)
Net decrease in cash during the period	$(299)	$(356)

Net Cash Used by Operating Activities. Our primary sources of operating cash during the quarter ended December 31, 2015 came from collections from customers, however, our period end receivables balance decreased as we waited for several large customers to remit payment in early January 2016 upon returning from the December 2015 holidays. Our primary use of operating cash was an increase in prepaid and other current assets, specifically related to renewal of insurance policies.  Net cash used by operating activities was $246,244 for the six months ended December 31, 2015 compared to net cash used by operating activities of $272,253 for the same period in 2014.

Non-cash items include depreciation and amortization and stock based compensation.  Our net loss was $306,517 for the six months ended December 31, 2015 compared to a net loss of $287,429 for the same period in 2014.  The net loss for fiscal 2015 included non-cash expenses for depreciation and amortization of $81,028 and stock-based compensation (both stock issued and options) of $41,795.  As of December 31, 2014, depreciation and amortization was $90,627 and stock-based compensation (both stock issued and options) totaled $13,571.

Net Cash Used by Investing Activities.  Net cash used by investing activities was $0 for the six months ended December 31, 2015 and $31,721 for the same period in 2014.  Although we did not purchase equipment as of December 31, 2015 we did lease equipment for research and development purposes.

Net Cash Used by Financing Activities.  Net cash used by financing activities was $53,185 for the six months ended December 31, 2015 and $51,648 for the same period in 2014. The primary use of cash for the quarter ended December 31, 2015 was payment toward the capital lease of $2,018, payment of notes payable of $1,167 and payment of preferred share dividend of $50,000.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at December 31, 2015.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$618,600	$136,200	$275,100	$207,300	$-
Capital lease for equipment	22,468	8,697	13,771	-	-
Preferred share dividend	450,000	100,000	200,000	150,000	-
Total contractual cash obligations	$1,091,068	$244,897	$488,871	$357,300	$-

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

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At February 8, 2016, our total cash balance was $124,717 none of which is restricted; accounts receivables was $287,565; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $545,461. Our total indebtedness was $273,109 and includes $65,080 in accounts payable, $124,856 in accrued expenses, $12,441 in current portion of long-term debt, $16,892 in capital lease liability and $53,840 in long-term debt.

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

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended December 31, 2015, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  However, to expand manufacturing and sales operations beyond the current level, additional capital may be required.

The Company has instituted initiatives to incentivize sales of slower moving inventory through promotional pricing. These programs will continue to be utilized in the upcoming quarters to monetize inventory and improve our cash flow.

As of February 8, 2016, the Company has approximately 7,064,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

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

Dated:  February 10, 2016

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)