Form 10-Q
period 2016-03-31
AMERITYRE CORP
filed 2016-05-10
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2016

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

The number of shares outstanding of Registrant’s Common Stock as of May 9, 2016: 42,175,287

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERITYRE CORPORATION
Balance Sheets

	March 31, 2016	June 30, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$103,319	$455,717
Accounts receivable - net	486,264	314,054
Accounts receivable - related party	-	6,312
Inventory - net	634,991	661,129
Prepaid and other current assets	66,199	27,860
Total Current Assets	1,290,773	1,465,072

PROPERTY AND EQUIPMENT
Leasehold improvements	153,543	153,543
Molds and models	577,549	572,894
Equipment	2,960,246	2,937,922
Furniture and fixtures	74,921	74,921
Software	305,924	305,924
Less - accumulated depreciation	(3,831,584)	(3,735,744)
Total Property and Equipment	240,599	309,460

OTHER ASSETS
Patents and trademarks - net	182,212	202,710
Non-current inventory	187,380	186,560
Deposits	11,000	11,000
Total Other Assets	380,592	400,270
TOTAL ASSETS	$1,911,964	$2,174,802

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$452,052	$438,680
Current portion of long-term debt	12,005	13,608
Current portion of lease liability	5,938	-
Total Current Liabilities	469,995	452,288

Long-term debt	53,840	53,840
Long-term lease liability	10,077	-
Total Long-Term Liabilities	63,917	53,840
TOTAL LIABILITIES	533,912	506,128

STOCKHOLDERS' EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common stock: 75,000,000 shares authorized of $0.001 par value, 42,025,287 and 41,441,620 shares Issued and outstanding, respectively	42,025	41,570
Additional paid-in capital	62,567,140	62,515,856
Stock payable	4,500	-
Accumulated deficit	(61,237,613)	(60,890,752)
Total Stockholders' Equity	1,378,052	1,668,674
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,911,964	$2,174,802

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015

NET SALES	$936,612	$1,190,841	$2,865,433	$3,571,901

COST OF GOODS SOLD	618,366	851,688	2,081,813	2,688,553

GROSS PROFIT	318,246	339,153	783,620	883,348

EXPENSES
Research and development	56,839	58,146	166,406	155,636
Sales and marketing	53,639	140,573	219,898	426,778
General and administrative	172,270	189,936	666,910	638,231

Total Expenses	282,748	388,655	1,053,214	1,220,645

INCOME (LOSS) FROM OPERATIONS	35,498	(49,502)	(269,594)	(337,297)

OTHER (EXPENSE)/INCOME
Interest expense	(870)	-	(2,404)	-
Interest income	28	100	137	466
Total Other (Expense)/Income	(842)	100	(2,267)	466

NET INCOME (LOSS)	34,656	(49,402)	(271,861)	(336,831)

Preferred Stock Dividend	(25,000)	(25,000)	(75,000)	(75,000)

NET INCOME (LOSS)ATTRIBUTABLE TO COMMON SHAREHOLDERS	$9,656	$(74,402)	$(346,861)	$(411,831)

BASIC INCOME (LOSS)PER SHARE	$0.00	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	41,951,935	41,524,135	41,770,978	41,469,326

DILUTED INCOME (LOSS)PER SHARE	$0.00	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	41,951,935	41,524,135	41,770,978	41,469,326

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(271,861)	$(336,831)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	116,338	146,930
Change in allowance for bad debt recovery	(289)	(8,066)
Stock paid for services	-	5,147
Stock based compensation related to consultant, employee and director options	56,238	18,638
Changes in operating assets and liabilities:
Accounts receivable	(165,609)	(121,652)
Inventory and inventory reserve	25,318	156,426
Prepaid and other current assets	(38,339)	(81,906)
Accounts payable and accrued expenses	5,731	(103,385)
Net Cash Used by Operating Activities	(272,473)	(324,699)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(45,786)
Net Cash Used by Investing Activities	-	(45,786)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on lease liability	(3,322)	-
Payments on notes payable	(1,603)	(2,084)
Preferred stock issuance costs	-	(188)
Preferred stock dividends	(75,000)	(75,000)
Net Cash Used by Financing Activities	(79,925)	(77,272)
NET DECREASE IN CASH	(352,398)	(447,757)
CASH AT BEGINNING OF PERIOD	455,717	728,585
CASH AT END OF PERIOD	$103,319	$280,828

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Interest paid	$2,404	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Capitalized lease	$19,337	$-
Reclassification of accounts receivable – related party to accounts receivable	$6,312	$-
Equipment purchase accrued for, not paid in cash	$7,641	$-
Reversal of deferred financing costs	$-	$31,500

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2016

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2015 Annual Report on Form 10-K.  Operating results for the nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2016.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies disclosed therein have not changed since our audited financial statements and notes thereto included in our June 30, 2015 Annual Report on Form 10-K, except as noted below.

Reclassifications

Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements, specifically the recognition of the preferred share dividend as a non-cash transaction at March 31, 2015.

Trade Receivables

We generally charge-off trade receivables that are more than 120 days outstanding as bad-debt expense, unless management believes the amount to be collectable. The charge-off amounts are included in general and administrative expenses. As of March 31, 2016 and 2015, the reserve for uncollectible accounts was $-0- and $7,556, respectively.

Stock Based-Compensation Expense

We account for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation (ASC 718).  Our financial statements as of and for the quarters ended March 31, 2015 and 2016 reflect the impact of ASC 718.  Stock-based compensation expense related to director, employee or consultant options recognized under ASC 718 for the nine months ended March 31, 2016 and 2015 was $56,238 and $18,638, respectively.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our Statement of Operations.  Stock-based compensation expense recognized in our Statements of Operations for the nine months ended March 31, 2016 and 2015 assumes all awards will vest; therefore no reduction has been made for estimated forfeitures.  We have awarded some options with a performance requirement and no amounts will be recorded until the requirement is met.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

Our outstanding stock options and warrants and shares issuable upon conversion of outstanding convertible notes have been excluded from the basic and fully diluted net loss per share calculation, except for the three months ended March 31, 2016.  For the three months ended March 31, 2016 only warrants and options “in the money” have been included in the dilutive calculation, which resulted in zero additional weighted average shares.  We excluded 4,300,000 and 2,924,000 common stock equivalents for the nine months ended March 31, 2016 and 2015, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2016

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases", ("ASU 2016-02") which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the Company's financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 amends several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. If early adopted, an entity must adopt all of the amendments in the same period. The Company is currently evaluating the impact of the adoption of ASU 2016-09 on the Company's financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS).  In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The Company is currently evaluating the impact of the adoption of ASU 2016-10 on the Company's financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC, did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Related Party Transactions

Amerityre’s immediate past Chairman of the Board, Timothy L. Ryan, is also the principal owner of Rhino Rubber LLC, a manufacturing and distribution company for solid industrial tires and wheels.  As of December 2015, with Mr. Ryan’s exit from our Board of Directors, he was no longer a director of the Company and all receivables outstanding to Rhino Rubber LLC have been reflected as trade accounts receivable.

We currently distribute directly from our manufacturing facility in Boulder City, Nevada only.  In the past we also distributed from an independent, contracted warehouse in Ravenna, Ohio.  This contract distribution point was unable to support customer requirements, became ineffective and stopped operations in the second quarter of 2014.  In order to keep commitments to customers and keep revenue growth positive, distribution and other related services were transferred to Rhino Rubber in Akron, Ohio.  The Company paid $600 for monthly warehousing fees inclusive of freight, shipping and labor for mounting services through October 31, 2015.  Effective October 31, 2015 we closed the Akron, Ohio distribution point and customers are serviced from our Boulder City location.

NOTE 3 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or net realizable value.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	March 31, 2016	June 30, 2015
	(Unaudited)
Raw Materials	$307,388	$302,910
Finished Goods	631,780	655,714
Inventory reserve	(116,797)	(110,935)
Inventory - net	$822,371	847,689

Our inventory reserve reflects items that were deemed to be slow moving or obsolete based on an analysis of all inventories on hand.

The Company critically reviews all slow moving inventory to determine if defective or obsolete.  If not defective or obsolete, but slow moving, we present these items as non-current inventory, although all inventory is ready and available for sale at any moment.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2016

NOTE 4 - CAPITAL LEASE

In July 2015 the Company entered into a capital lease for research and development equipment for $19,337.

The following is a schedule by years of future minimum lease payments under capital leases together with present value of the net minimum lease payments as of March 31, 2016:

2016	$2,188
2017	8,697
2018	8,697
2019	725
2020	-
Total minimum lease payments	20,307
Less: executory costs	-
Net minimum lease payments	20,307
Less: amount representing interest	4,292
Present value of net minimum payments	$16,015

NOTE 5 - STOCK TRANSACTIONS

As of March 31, 2016, the Board of Directors granted the following stock bonus awards:

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

·
To the officers of Amerityre, 600,000 shares were granted on July 20, 2015 (valued at $0.03) with 75% of the grant allocated to the CEO and 25% of the grant allocated to the CFO.  The shares of stock vest ratably each quarter end during fiscal year 2016 and are payable immediately after the vesting date.  For the nine months ended March 31, 2016 the Company recognized $13,500 of compensation expense for these grants; $4,500 of which is a stock payable.

·
In February 2016,the Board approved 75,000 shares of stock be issued to a senior management employee in connection with his employment agreement, valued at $0.025 a share (fair value on the date of grant with a 50% discount pursuant to U.S. Internal Revenue Service, revenue Ruling 77-287).  These shares were issued in March 2016.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2016

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

Option issuances and vesting during the nine month period ending March 31, 2016

On December 1, 2014, 480,000 options were granted to the Company’s Chief Executive Officer (then our Chief Operating Officer) as part of his employment offer.  The options have a strike price of $0.10, vest December 1, 2015 and expire December 1, 2020.  Year to date expense related to these options is $7,746 as of March 31, 2016.

On January 21, 2015, 50,000 options were granted to the Company’s Chief Financial Officer as part of her employment offer.  The options have a strike price of $0.10, vest ratably January 21, 2015 to December 1, 2015 and expire December 1, 2018.  Year to date expense related to these options is $840 as of March 31, 2016.

In the October 2015 Board meeting, the Board granted all non-executive Board members 100,000 options, with the audit committee chair receiving an additional 50,000 options, for Board services rendered for the fiscal year ended June 30, 2015.  The options have a strike price of $0.10, vest at the end of the Board term on December 3, 2015 and expire December 3, 2017.  Year to date expense related to these options is $21,950 as of March 31, 2016.

On December 1, 2015, 480,000 options were granted to the Company’s Chief Executive Officer (then our Chief Operating Officer) as part of his employment offer.  The options have a strike price of $0.10, vest December 1, 2016 and expire December 1, 2020.  Year to date expense related to these options is $4,240 as of March 31, 2016.

On January 19, 2016, the Board granted all non-executive Board members 100,000 options, with the audit committee chair receiving an additional 50,000 options, for Board services rendered for the Board term ending December 2016.  The options have a strike price of $0.10, vest at the end of the Board term in December 2016 and expire December 2019.  Year to date expense related to these options is $4,401 as of March 31, 2016.

On January 19, 2016, 50,000 options were granted to the Company’s Chief Financial Officer as part of renewal of her employment agreement.  The options have a strike price of $0.10, vest ratably January 21, 2016 to December 1, 2016 and expire December 1, 2019.  In addition to the option renewal $550 a month in health insurance reimbursement was included in the renewal.  All other terms remain the same.  Year to date expense related to these options is $489 as of March 31, 2016.

As of March 31, 2016, there was $23,145 of unrecognized stock-based compensation expense related to stock options that will be recognized over the vest period (December 2016) of the underlying option.

We estimated the fair value of the stock options above at the grant date based on the following weighted average assumptions:

Risk free interest rate	1.077%
Expected life	2.0 – 4.5	years
Expected volatility	167.37 – 113.50%
Dividend yield	0.00%

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2016

NOTE 6 - STOCK OPTIONS AND WARRANTS, Continued

A summary of the status of our outstanding stock options as of March 31, 2016 and June 30, 2015 and changes during the periods then ended is presented below:

	March 31, 2016			June 30, 2015
		Weight Average	Intrinsic		Weight Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	2,270,000	$0.14		1,754,000	$0.17
Granted	1,530,000	$0.10		670,000	$0.10
Expired/Cancelled	-	$0.00		(154,000)	$(0.29)
Exercised	-	$0.00		-	$0.00
Outstanding end of period	3,800,000	$0.13	$-	2,270,000	$0.14	$-
Exercisable	2,945,000	$0.13	$-	1,752,500	$0.16	$-

The intrinsic value of outstanding and exercisable shares is based on the closing price of the Company’s common stock of $0.07 per share on March 31, 2016 ($0.02 per share on June 30, 2015), the last trading day of the quarter.  In the event that the closing stock price is below an option exercise price the intrinsic value is $0.

The following table summarizes the range of outstanding and exercisable options as of March 31, 2016:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2016	Weighted Average Remaining Contractual Life
$0.08	150,000	5.67	$0.08	150,000	5.67
$0.10	2,200,000	3.09	$0.10	1,345,000	3.09
$0.17	1,450,000	4.67	$0.17	1,450,000	4.67
	3,800,000			2,945,000

General Warrant Information

In September 2013, the Company obtained an extension on the remaining $100,000 secured convertible promissory note that was issued in the private placement that closed in September 2010.  This note was paid off as of June 30, 2015.   In exchange for the extension, the note holder received 500,000 common stock warrants and $6,500 in accrued interest and fees.  The common stock warrants expire three years from the date of issuance, are exercisable at $0.13 per share, and vest on the next date the value of Amerityre common stock reaches $0.25 per share.  As of March 31, 2016 the warrants have not vested.

NOTE 7 - LIQUIDITY

The Company has been working during the past year to improve its liquidity and access to capital resources. In order to execute the strategic business plan discussed during our shareholder meeting in December 2015, the Company requires more capital resources. We will continue to pursue potential opportunities to secure short-term loans, long-term bank financing, lines of credit with banking institutions and equity based transactions with interested financial firms and strategic industry partners in our effort to improve the Company’s financial position and enhance shareholder value.

Over the past year, the Company has been able to secure extended credit terms and increased credit lines as a result of improved relationships with our vendors. We consider strong vendor relationships to be a critical success factor for our business going forward. We continue to focus on customer adherence to our established collection policies and proactive communication with our customers, including adjusting credit limits to allow for increased sales volume where warranted.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2016

NOTE 7 - LIQUIDITY, Continued

We are intent on focusing on the sale and distribution of profitable product lines. Management continues to look for further financing facilities at affordable terms that will allow the Company to maintain sufficient raw material and finished goods inventory to capitalize on sales growth opportunities. We are limiting our capital expenditures to those required to maintain current manufacturing capability or support business initiatives identified in our strategic sales plan.  We continue to work to reduce our overall costs wherever possible.

To help address our cash resources which at times may be limited, we are in discussions with various third parties about potential opportunities to license our technology which we believe will bring in additional cash flows. We continue discussions with banks and other lenders regarding establishing a line of credit for short term cash needs, however at this time we have not succeeded in establishing such a line of credit.  Lastly, we have entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed.

As of March 31, 2016, the Company has approximately 6,989,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

The Company has also instituted initiatives to incentivize sales of slower moving inventory through promotional pricing. These programs will continue to be utilized in the upcoming quarters where appropriate to monetize inventory and improve our cash flow.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended March 31, 2016, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.

NOTE 8 - SUBSEQUENT EVENTS

In April 2016, 150,000 shares that had vested at March 31, 2016 for the CEO and CFO were issued.

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

We are concentrating on three segments of the tire market: closed-cell polyurethane foam tires, polyurethane elastomer forklift tires and agricultural tires. Our focus continues to be applications and markets where our advantages in product technology give us an opportunity to provide unique products and obtain premium pricing. Our most recent activities in these areas are set forth below:

Closed-Cell Polyurethane Tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and dealers accounts for the majority of our revenue. We have the ability to produce a broad range of products for the light duty tire market. Our efforts in product development and marketing allow us to continue to build customer relationships and expand sales with original equipment manufacturers and tire distributors.  We continue our focus on creating unique product solutions for customers with specific tire performance requirements.

Polyurethane Elastomer Forklift Tires – During the fourth quarter of FY 2016 we will relaunch the forklift tire product line. We are also developing new elastomer tire products for specific customer applications. We expect sales in this market segment to increase in the coming quarters as these new products are introduced and gain market acceptance.

Agricultural Tires – Sales of agricultural tires continue to be negatively impacted by the dramatic downturn in farm commodity prices, which has in turn reduced farm income levels and available money for investment in farm equipment. Our experience is consistent with the reports provided by large agricultural equipment suppliers, several who have announced expectations for another challenging year in 2016 for farmer income and farm-related spending. Despite growing market acceptance of our pivot tire and seeder tire technologies, financial considerations have forced potential agricultural tire customers to delay purchases.  Given this backdrop, we are not anticipating dramatic agricultural sales gains for FY 2017 compared to FY 2016. We continue to pursue additional distribution relationships, both domestically and internationally, to increase our market penetration for our agricultural tires. We have found that the strength of the US Dollar versus other foreign currencies has negatively impacted our international business. We expect that exchange rate effects will continue to dampen our international sales efforts in the coming quarters.

Due to the Company’s limited resources, tire projects which are contingent on additional significant development, such as composite and automotive tires, have been put on hold and will be revisited at a later date.

As described above, our product line covers diverse market segments which are unrelated in terms of customer base, product, distribution, market demands and competition. Our sales team is comprised of two independent manufacturer representatives whose experience is complementary to our product portfolio plus our in-house sales department.  The Company’s emphasis on proper product pricing and new marketing campaigns continues to drive more profitable sales, as shown by our profitable FY 2016 third quarter results.  We continue to have a solid backlog for orders to be delivered over the next 12 months.  However, we expect that the challenging economic environment, particularly in the agricultural market, will continue to provide strong headwinds and negatively impact our results.

At our Annual Meeting in December 2015, management outlined their action plan to improve results at Amerityre over the coming year. The lack of available capital resources has caused a delay in many of these initiatives, as all activities need to be financed out of internal cash flow. Despite this handicap, improvements in company performance are being made, and the Company will continue to explore and pursue all strategic options for financing, investment, and partnerships to obtain the capital necessary to finance the future strategic plans of the Company.

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

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at March 31, 2016, totaling $479,633 with accumulated amortization of $297,421 for a net book value of $182,212. Patent and trademark costs capitalized at June 30, 2015, $479,633 with accumulated amortization of $276,923 for a net book value of $202,710.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. Annually, pending or expired patents are inventoried and analyzed.  As of March 31, 2016 and 2015, respectively, there was no recognition of a loss on abandonment, expiration or retirement of patents and trademarks.

Amortization expense for the nine months ended March 31, 2016 and 2015 was $20,498and $24,040, respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of Accounting Standards Codification 718, Compensation – Stock Compensation (ASC 718).  Our financial statements as of and for the quarters ended March 31, 2016 and 2015 reflect the impact of ASC 718.  Stock-based compensation expense related to director, employee or consultant options recognized under ASC 718 for the nine months ended March 31, 2016 and 2015 was $ 56,238 and $18,638, respectively.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations.  Stock-based compensation expense recognized in our Statements of Operations for the quarters ended March 31, 2016 and 2015 assumes all awards will vest; therefore no reduction has been made for estimated forfeitures.  We have awarded some options with a performance requirement and no amounts will be recorded until the requirement is met.

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

The following summary table presents a comparison of our results of operations for the three and nine months ended March 31, 2016 and 2015 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	For the Three Months Ended March 31,			For the Nine Months Ended March 31
	(in 000’s)		Change	(in 000’s)		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
Net revenues	$936	$1,191	(21.4%)	$2,865	$3,572	(19.8%)
Cost of revenues	(618)	(852)	(27.5%)	(2,082)	(2,689)	(22.6%)
Gross profit	318	339	(6.2%)	783	883	(11.3%)
Research and development expenses	(57)	(58)	(1.7%)	(166)	(156)	6.4%
Sales and marketing expense	(54)	(141)	(61.7%)	(220)	(427)	(48.5%)
General and administrative expense	(172)	(190)	(9.5%)	(667)	(638)	4.5%
Other income (expense)	-	-	-	(2)	-	0.0%
Net income (loss)	35	(50)	(170.0%)	(272)	(337)	(19.3%)
Preferred stock dividend	(25)	(25)	0.0%	(75)	(75)	0.00%
Net income (loss) attributable to common shareholders	$10	$(75)	(113.3%)	$(347)	$(412)	(15.8%)

As disclosed in our June 30, 2015 Annual Report on Form 10-K, although our sales no longer show strong seasonality trends, our fiscal first quarter has traditionally been our weakest quarter and we again saw this trend in FY 2016.  During the recent quarter we experienced lower than expected sales in the agricultural tire market segments, as the expected rise in agricultural tire sales in the “pre-planting” season failed to materialize.  This is consistent with reports from other equipment and parts manufacturers, who noted a general softness in manufacturing activity and farm income last quarter.  We continue to expect strong headwinds in the agricultural market to negatively impact the sales of agricultural tires in the coming quarters. Our international sales continue to be negatively impacted by the US Dollar exchange rate versus foreign exchange rates. Over the past year, our products in foreign markets have increased in price by as much as 25% in local currency terms.

Three Months Ended March 31, 2016 Compared to March 31, 2015

Net Sales.  Net sales of $936,612 for the quarter ended March 31, 2016, represents a 21.4% decrease over net sales of $1,190,841 for the same period in 2015.  These results were not in line with our expectations as we anticipated that we would have stronger pivot tire sales for the period. Our sales were driven primarily by closed cell foam tire sales. We continue to have a positive response to our marketing and pricing plans for our polyurethane foam tires, which has helped to maintain our sales backlog level. Our forecast for the fiscal 2016 fourth quarter anticipates continued depressed agricultural tire sales, due to the continuation of depressed farm income as well as the seasonal shift of farmer focus on planting crops rather than purchasing equipment.

Cost of Revenues.  Cost of revenues for the quarter ended March 31, 2016 was $618,366 or 66.0% of sales compared to $851,688 or 71.5% of sales for the same period in 2015. Cost of revenues were lower due to decreases in raw materials cost and overhead costs (specifically lower depreciation expense and manufacturing supply cost) partially offset by higher repairs and maintenance including manufacturing equipment repairs, when compared to the prior period.  Starting July 1, 2015 the Company modified its customer freight policy, providing savings of approximately $32,000 for this three month period. The Company continues to maintain sufficient production capacity to meet anticipated customer demand without incurring a proportionate increase in overall production costs.

Gross Profit.  Gross profit for the quarter ended March 31, 2016 was $318,246 compared to $339,153 for the same period in 2015. Gross profit for the quarter ended March 31, 2016 decreased by $20,907 or 6.2% over the same period in 2015 due to the decrease in revenue offset by the savings in cost of revenue outlined in the discussion above.  The March 31, 2016 gross profit reflects a 34.0% gross margin for product sales compared to a gross margin on product sales of 28.5% in 2015.

Research & Development Expenses (R&D).  Research and development expenses for the quarter ended March 31, 2016 were $56,839 compared to $58,146 for the same period in 2015. Research and development expenses decreased $1,307 between periods, resulting in a relatively flat period over period result, as we continue to focus on product formulation research and product testing, and maintain a part-time chemist on site.  The Company plans to continue this level of expenditure as R&D is a key component our business improvement initiatives.

Sales & Marketing Expenses. Sales and marketing expenses for the quarter ended March 31, 2016 were $53,639 compared to $140,573 for the same period in 2015. Sales and marketing expenses decreased $86,934 or 61.8% between periods primarily due to lower travel costs, lower advertising expenses, a reduction in outside sales representatives (from 3 to 2), and the effect of the modifications to the 2015 sales commission program. All other expenses were generally consistent between periods.

General & Administrative Expenses.  General and administrative expenses for the quarter ended March 31, 2016 were $172,270 compared to $189,936 for the same period in 2015. General and administrative expenses decreased $17,666 between periods primarily due to decreases in salaries, consulting and director travel expenses offset by increases in stock based compensation and professional fees.  All other expenses were generally consistent between periods.

Other Income/(Expense).  Other expense for the quarter ended March 31, 2016 was ($842) compared to other income $100 for the same period in 2015. In July 2015, the Company leased equipment resulting in $870 in interest expense for the quarter.  The Company had no interest expense in the same period in 2015.

Net Income.  Net income for the quarter ended March 31, 2016 of $34,656 represents a 170.0% decrease in net loss compared to the quarter ended March 31, 2015 loss of $49,402.

Nine Months Ended March 31, 2016 Compared to March 31, 2015

Net Sales.  Net sales of $2,865,433 for the nine months ended March 31, 2016, represents a 19.8% decrease over net sales of $3,571,901 for the same period in 2015. These results were not in line with our expectations as we anticipated that we would have stronger pivot tire sales for the collective nine months. Our sales were driven primarily by closed cell foam tire sales in the mobility segment. We have also seen good response to our marketing and pricing plans for our polyurethane foam tires, which has helped to maintain our sales backlog level. Our sales forecast for the fiscal 2016 fourth quarter includes minimal agricultural tire sales, which we expect to continue to be negatively impacted by depressed farm income levels.

Cost of Revenues.  Cost of revenues for the nine months ended March 31, 2016 was $2,081,813 or 72.7% of sales compared to $2,688,553 or 75.3% of sales for the same period in 2015. Cost of revenues were lower due to decreases in raw materials cost and lower overhead costs (specifically lower depreciation expense, damages returns and plant wages) partially offset by higher repairs and maintenance including manufacturing equipment repairs, when compared to the prior period.  Starting July 1, 2015, the Company modified its customer freight policy, providing savings of approximately $71,000 for the period. The Company continues to maintain sufficient production capacity to meet anticipated customer demand without incurring a proportionate increase in overall production costs.

Gross Profit.  Gross profit for the nine months ended March 31, 2016 was $783,620 compared to $883,348 for the same period in 2015. Gross profit for the period March 31, 2016 decreased by $99,728 or 11.3% over the same period in 2015 due to the decrease in revenue offset by the savings in cost of revenue outlined in the discussion above.  The March 31, 2016 gross profit reflects a 27.3% gross margin for product sales compared to a gross margin on product sales of 24.7% in 2015.

Research & Development Expenses (R&D).  Research and development expenses for the nine months ended March 31, 2016 were $166,406 compared to $155,636 for the same period in 2015. Research and development expenses increased $10,770 between periods due to a full 9 months of having a part-time chemist on site offset by salaries, as we continue to focus on product formulation research and product development.  The Company plans to continue this level of expenditure as R&D is a key component of the company business improvement initiatives.

Sales & Marketing Expenses. Sales and marketing expenses for the nine months ended March 31, 2016 were $219,898 compared to $426,778 for the same period in 2015. Sales and marketing expenses decreased $206,880 or 48.5% between periods primarily due to lower travel costs, fewer trade show expenses, a reduction in outside sales representatives (from 3 to 2), lower print advertising expense and the effect of the 2015 sales commission program. All other expenses were generally consistent between periods.

General & Administrative Expenses.  General and administrative expenses for the nine months ended March 31, 2016 were $666,910 compared to $638,231 for the same period in 2015. General and administrative expenses increased $28,679 between periods primarily due to increases in salaries, stock based compensation, legal fees, and warranty expense offset by savings in consulting and professional expenses, and director travel expense.  All other expenses were generally consistent between periods.

Other Income/(Expense).  Other expense for the nine months ended March 31, 2016 was ($2,267) compared to other income $466 for the same period in 2015. In July 2015, the Company leased equipment resulting in $2,404 in interest expense for the nine months. The Company had no interest expense in the same period in 2015.

Net Loss.  Net loss for the nine months ended March 31, 2016 of $271,861 represents a 19.3% decrease in net loss for the nine months ended March 31, 2015 of $336,831.

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

We have historically not succeeded in establishing favorable short term financing but we continue to maintain a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed.  As of March 31, 2016 we have not needed to activate this financing option due to increased focus on adherence to established collection policies and proactive communication with repeat customers, adjusting credit limits to allow for increased sales volume.

Cash Flows

The following table sets forth our cash flows for the nine months ended March 31, 2016 and 2015.

	Nine Months ended Mar. 31,
	(in 000’s)
	2016	2015
Net cash used by operating activities	$(272)	$(325)
Net cash used in investing activities	-	(46)
Net cash used by financing activities	(80)	(77)
Net decrease in cash during the period	$(352)	$(448)

Net Cash Used by Operating Activities. Our primary sources of operating cash during the nine months ended March 31, 2016 came from collections from customers, however, our period end receivables balance increased as we waited for several large customers to remit payment in early April 2016. Our primary use of operating cash was an increase in prepaid and other current assets, specifically related to renewal of insurance policies.  Net cash used by operating activities was $272,473 for the nine months ended March 31, 2016 compared to net cash used by operating activities of $324,700 for the same period in 2015.

Non-cash items include depreciation and amortization and stock based compensation.  Our net loss was $271,861 for the nine months ended March 31, 2016 compared to a net loss of $336,831 for the same period in 2015. The net loss for fiscal 2016 included non-cash expenses for depreciation and amortization of $116,338 and stock-based compensation (both stock issued and options) of $56,238.  As of March 31, 2015, depreciation and amortization was $146,930 and stock-based compensation (both stock issued and options) totaled $18,638.

Net Cash Used by Investing Activities.  Net cash used by investing activities was $0 for the nine months ended March 31, 2016 and $45,786 for the same period in 2015.  Although we did not purchase equipment as of March 31, 2016 we did lease equipment for research and development purposes.

Net Cash Used by Financing Activities.  Net cash used by financing activities was $79,925 for the nine months ended March 31, 2016 and $77,272 for the same period in 2015. The primary use of cash for the period ended March 31, 2016 was payment toward the capital lease of $3,322, payment of notes payable of $1,603 and payment of preferred share dividend of $75,000.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at March 31, 2016.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Facility lease (1)	$584,700	$136,500	$275,400	$172,800	$-
Capital lease for equipment	20,294	8,697	11,597	-	-
Preferred share dividend	425,000	100,000	200,000	125,000	-
Total contractual cash obligations	$1,029,994	$245,197	$486,997	$297,800	$-

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

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At May 6, 2016, our total cash balance was $161,206 none of which is restricted; accounts receivables was $287,472; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $627,728. Our total indebtedness was $254,305 and includes $70,103 in accounts payable, $103,030 in accrued expenses, $11,767 in current portion of long-term debt, $15,565 in capital lease liability and $53,840 in long-term debt.

            We have been working during the past year to improve our liquidity and access to capital resources. In order to execute the strategic business plan discussed during our shareholder meeting in December 2015, we require more capital resources. We will continue to pursue potential opportunities to secure short-term loans, long-term bank financing, lines of credit with banking institutions and equity based transactions with interested financial firms and strategic industry partners in our effort to improve the Company’s financial position and enhance shareholder value.

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

We are intent on focusing on the sale and distribution of profitable product lines. Management continues to look for further financing facilities at affordable terms that will allow the Company to maintain sufficient raw material and finished goods inventory to capitalize on sales growth opportunities. We are limiting our capital expenditures to that required to maintain current manufacturing capability or support business initiatives identified in our strategic sales plan.  We continue to work to reduce our overall costs wherever possible.

To help address our cash resources which at times may be limited, we are in discussions with various third parties about potential opportunities to license our technology which we believe will bring in additional cash flows. We are in discussions with banks and other lenders regarding establishing a line of credit for short term cash needs, however at this time we have not succeeded in establishing such a line of credit.  Lastly, we have entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed.

Management continues to execute its strategic plan focusing on “Profitability as a Mindset”.  The Company’s emphasis on proper product pricing and new marketing campaigns has driven more profitable sales. Improvement in results has continued and the Company has been successful in reducing its required breakeven sales level. The recent quarterly results saw record quarterly profit levels for the Company. We believe our program to establish “Profitability as a Mindset” is a success and we are committed to continuing these efforts.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended March 31, 2016, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  However, to expand manufacturing and sales operations beyond the current level, additional capital may be required.

The Company has instituted initiatives to incentivize sales of slower moving inventory through promotional pricing. These programs will continue to be utilized in the upcoming quarters to monetize inventory and improve our cash flow.

As of May 9, 2016, the Company has approximately 6,989,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

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

Dated:  May 10, 2016

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)