Form 10-K
period 2016-06-30
AMERITYRE CORP
filed 2016-09-23
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

On September 15, 2016 there were 42,325,287 shares of common stock of the Registrant outstanding.

As of December 31, 2015, the Registrant's most recent second quarter, there were 41,117,787 shares of common stock of the Registrant held by non-affiliates outstanding with a market value $3,289,423 (based upon the closing price of $0.08 per share of common stock as quoted on the NASD: OTCQB Marketplace).

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement, which will be issued in connection with the 2016 Annual Meeting of Shareholders of Amerityre Corporation, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMERITYRE CORPORATION
2016 ANNUAL REPORT ON FORM 10-K

AMERITYRE CORPORATION
2016 ANNUAL REPORT ON FORM 10-K

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

Amerityre engages in the research and development, manufacturing, and sale of polyurethane tires.  We believe that we have developed unique polyurethane formulations that allow us to make products with superior performance characteristics in the areas of abrasion resistance, energy efficiency and load-bearing capabilities, in comparison to conventional rubber tires.  We also believe that our manufacturing processes are more energy efficient than the traditional rubber tire manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure that are necessary to cure rubber. Using our polyurethane technologies, we believe tires can be produced which last longer, are less susceptible to failure and are friendly to the environment.

Products

Our polyurethane material technology is based on two proprietary formulations; closed-cell polyurethane foam, a lightweight material with high load-bearing capabilities for low duty cycle applications, and Elastothane®, a high performance polyurethane elastomer with high load-bearing capabilities for high duty applications.  We are concentrating on three segments of the tire market: closed-cell polyurethane foam tires, polyurethane elastomer industrial tires and tires for agricultural applications.

Closed-Cell Polyurethane Foam Tires

We currently manufacture closed-cell polyurethane foam tires for bicycles, hand trucks, lawn and garden, wheelbarrow, personnel carriers, and medical mobility products.  Our closed-cell polyurethane foam products are often referred to as flat-free because they have no inner tube, do not require inflation and will not go flat even if punctured.  Our tires are mounted on a wheel rim in much the same way as a pneumatic tire.  Our closed-cell polyurethane foam products are virtually maintenance free, non-toxic, provide extended tire life, and offer superior energy efficiency compared to rubber based tires.  Closed cell foam tires and components accounted for 53% of fiscal 2016 revenues.

Polyurethane Elastomer Industrial Tires

We have developed solid polyurethane industrial tires made of Elastothane®.  We currently produce over 20 sizes for Class 1, 4 and 5 forklifts.  We have also developed polyurethane elastomer tires for scissor lifts. We believe our tires are superior to rubber tires as they are non-marking, more energy efficient, carry greater load weight, operate in lower temperature environments and have longer service life.  Elastomer industrial tires accounted for 1% of fiscal 2016 revenues.

Agricultural Tires

Amerityre has developed three products for the agricultural tire market, flat-free pivot tires used in irrigation systems, seeder tires, and a hay baler tire.  These products have successfully field tested and we developed strategies to increase the distribution of these products into the market.  Agricultural tires accounted for 46% of fiscal 2016 revenues.

Raw Materials and Supplies

The two principal chemical raw materials required to manufacture our products are known generically as polyols and isocyanates.  In addition, we purchase various chemical additives that are mixed with the polyols and isocyanates.  We purchase our chemical raw materials from multiple suppliers to assure adequate supply and price competition.

In addition to the chemical raw materials, we purchase steel and plastic wheel components for use in tire and wheel assemblies.  We purchase these components from domestic and overseas suppliers.

Operations/Manufacturing

Our closed-cell polyurethane foam products are primarily manufactured utilizing multiple–stationed, carousel centrifugal molding presses.  We produce closed-cell foam products by pouring a proprietary polyurethane formula into a mold, which then spreads out in the mold through centrifugal force.  The molding process occurs by reacting monomeric diphenylmethanediisocyanate (MDI) with polyol and other chemicals.  The chemical reaction causes a cross linking of the chemicals, which cures into a solid. The closed-cell polyurethane foam product is then removed from the mold and the process is repeated.

All of our products are inspected prior to shipment to ensure quality.  Any closed-cell foam products considered by our quality control personnel to be defective are disposed of through traditional refuse disposal services.

Information Systems

We use commercial computer aided design (CAD) and finite element analysis (FEA) software tools in the engineering and design of our products.  This software allows us to integrate our proprietary manufacturing and production data with our design technology, enabling our engineering department to leverage our previous manufacturing and test results to predict the performance characteristics of new product designs and product improvements.  For general business purposes, we use commercially available software for financial, distribution, manufacturing, customer relationships and payroll management.

Sales, Marketing and Distribution

Amerityre utilizes independent manufacturer representatives with tire industry experience to promote and sell our products. These representatives sell all of our products in a designated sales territory. These independent sales professionals complement our in-house sales department in Boulder City.

We currently distribute our products directly from our manufacturing facility in Boulder City, Nevada.

Internationally, we have several distribution partners established in Canada, Australia, and Europe. We continue to seek additional international sales and marketing partners to expand the worldwide sales and distribution of our products.

Customers

We have three customers who accounted for 21% of our sales for the year ended June 30, 2016 and two customers who accounted for 27% of our sales for the year ended June 30, 2015. In general, our customers are OEMs of lawn and garden products and outdoor power equipment, regional tire distributors, retail cooperatives, agricultural tire distributors, and retailers of lawn and garden products, bicycle tires and hand truck tires.

Competition

There are several companies that produce not-for-highway-use or light-use tires from polyurethane foam such as Greentyre, who manufactures in the UK; Carefree Tire, who manufactures in China; Marastar (a division of Carlstar), who manufactures in China, and; Custom Engineered Wheels and Krypton Industries, who manufacture in India.  We believe our closed-cell polyurethane foam tires are superior to the polyurethane foam tires offered by the aforementioned competitors because our products contain millions of closed-cell versus open-cell air bubbles.  The closed cell technology gives our products higher load bearing characteristics than competitor tire products that have open-cell polyurethane foam, while producing a ride quality comparable to a pneumatic tire.

In addition to manufacturers of polyurethane foam tires, we compete directly with companies that manufacture and market traditional not-for-highway-use, low-duty pneumatic, semi-pneumatic, and solid tires made from rubber.  The not-for-highway use tire industry historically has been highly competitive, and several of our competitors have financial resources that substantially exceed ours. In addition, many of our competitors are very large companies, such as Kenda, Taiwan; Maxxis International, Taiwan; Cheng Shin, China; and Carlstar.  These competitors have established brand name recognition, distribution networks for their products, and have strong consumer loyalty to their products.

In the agricultural tire market, the market leader is Titan Tire USA, a global manufacture of agriculture pneumatic tire and wheel assemblies.  In addition, Rhino Gator, BB Metal Works, and Mach II are North American competitors offering various types of flat free pivot tire solutions. There are various domestic and international competitors in the seeder tire and hay baler tire markets.

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

Trade Secrets

Our polyurethane material technology is based on two key proprietary formulation types, a closed-cell polyurethane foam, which is a lightweight material with high load-bearing capabilities for low duty cycle applications, and a polyurethane elastomer, which is a high performing material with high load-bearing capabilities for high duty applications. Our technology has been maintained as Trade Secret by combination of limited and controlled access to our facility along with a use of non-disclosure agreements with persons as have been afforded access thereto and, to the best of our knowledge and belief, we have maintained the technology as trade secrets as required to provide for the protection of our polyurethane material technology under U.S. trade secret laws.

Patents

Set forth in the schedule below are the issued patents that we have received.

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

Employees

As of September 15, 2016, we had 18 full-time employees and 1 part-time employee, including 5 salaried and 13 hourly employees.  We may hire temporary labor for manufacturing needs as required.  We believe that we will be able to hire a sufficient quantity of qualified laborers in the local area to meet our employment needs.  Our manufacturing process does not require special skills, other than training to our production techniques and specific equipment.  Our employees are not represented by a labor union or a collective bargaining agreement.  We consider our relations with our employees to be good.

Research and Development

Our current research and development activities are focused primarily on product improvement (i.e., forklift tires and agriculture tires) and maintaining cost efficient manufacturing processes.  We continue to investigate new “low cost” polyurethane foam formulations to supplement our premium formulations and increase the Company’s competitive position in specific market segments.  Due to the Company’s limited resources, tire projects which are contingent on additional development, such as composite and automotive tires, have been put on hold and will be revisited at a later date when sufficient resources are available.  Research and development expenses of an external testing nature were $58,319 and $23,058, for fiscal 2016 and 2015, respectively.  All research and development expenses of the Company including internal and external expenses were $222,094 and $200,753, for fiscal 2016 and 2015, respectively.

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

We have entered new market segments where we have limited resources, and we may be unable to successfully manage planned growth.

We have limited experience within the new market segments we have entered.  We have less marketing and product development resources at our disposal compared to our competitors in the tire industry.  To remain profitable, our products must be cost-effective, economical to produce, and have the ability to be distributed on a commercial scale.  Furthermore, if our technologies and products do not achieve, or if they are unable to maintain, market acceptance or regulatory approval, we may not be profitable.

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

Our limited resources and working capital levels may hinder our ability to take advantage of business development opportunities in our various market segments, reducing growth and profitability of the Company

We currently have limited resource levels, which has forced us to make choices regarding which market opportunities we should pursue. Our inability to raise additional working capital has resulted in the Company deferring pursuit of potentially attractive market opportunities. If we are not able to raise capital going forward, it is possible that additional opportunities to improve the Company’s market position will be lost.

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

The markets for our products are highly competitive on a global basis, with many companies having significantly greater resources and market share than us.  Many of our competitors maintain a significantly higher level of brand recognition than we do.  Their access to greater resources enables them to adapt more quickly to changes in the markets we have targeted.  Our competitors are able to devote greater resources to the development and sale of new products.  Most of the products we have developed have not obtained broad market acceptance and rely on our emerging technology.  To improve our competitive position, we will need to make significant ongoing investments in manufacturing, customer service and support, marketing, sales, research and development and intellectual property protection.  We do not know if we will have sufficient resources to continue to make such investments or if we will maintain or improve our competitive position within the markets we serve.

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

Even if tests indicate that our tires meet performance standards, or if we decide to revive our highway tire product program and these tires are approved for use, these products may subject us to significant product liability claims because the technology is new and there is little history of on-road use.  Moreover, because our products are and will be used in applications where their failure could result in substantial injury or death, we could also be subject to product liability claims.  Introduction of such new products and increased use of our existing products will most likely increase our product liability premiums and defense of potential claims could increase insurance costs even further, which could substantially increase our expenses.  Any insurance we obtain may not be sufficient to cover the losses incurred through such lawsuits.

Significant increases in the price of chemical raw materials, steel and other raw materials used in our products could increase our production costs and decrease our profit margins or make our products less competitive in the marketplace due to price increases.

The materials used to produce our products are susceptible to price fluctuations due to supply and demand trends, the economic climate and other unforeseen trends.  With respect to both polyols and isocyanates, worldwide demand is increasing and may exceed current capacity. If we are successful in implementing our business strategy, the quantities of chemical raw materials required by us or by others that utilize our technology may increase significantly. Shortages, if any, may result in chemical price increases. We have experienced increases in the cost of wheel components due to the increased cost of steel, but no supply delays or shortages.  However, we anticipate that we may experience an increase in steel wheel components at such time as the Chinese government cancels any export rebates it may be currently providing Chinese wheel manufacturers.  Our raw materials pricing could increase further in the future. Existing trade agreements with foreign countries may be subject to change in the future, with tariffs or import duties being levied by the US government increasing the cost of our foreign-based raw materials. Because we are introducing products that will compete, in part, on the basis of price, we may be unable to pass cost increases on to our customers.  If we are unable to pass on raw material cost increases to our customers, our future results of operations and cash flow will be materially adversely affected.

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

Shareholders and potential investors may experience some difficulty trading our stock since it is only quoted on the OTCQB Marketplace.

Our common stock is quoted on the OTCQB Marketplace.  As a result, secondary trading of our shares may be subject to certain state imposed restrictions and the ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Further, our shares may be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000, excluding the value of a principal residence, or annual income exceeding $200,000 by an individual, or $300,000 together with his or her spouse), are subject to additional sales practice requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of June 30, 2016, we did not have any unresolved comments with the staff of the Securities and Exchange Commission.

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

ITEM 3. LEGAL PROCEEDINGS

As of June 30, 2016, we were not involved in any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB Maketplace ("OTC"). The following table sets forth for the periods indicated the high and low sale prices of our common stock.  Prices represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal year ended June 30,	High	Low

2016
Fourth Quarter	$0.04	$0.04
Third Quarter	$0.07	$0.04
Second Quarter	$0.05	$0.03
First Quarter	$0.10	$0.07

2015
Fourth Quarter	$0.05	$0.02
Third Quarter	$0.08	$0.02
Second Quarter	$0.08	$0.03
First Quarter	$0.09	$0.03

The closing price of our common stock on the OTC on September 15, 2016 was $0.03 per share.  As of September 15, 2016, there were approximately 485 holders of record of our common stock and 42,325,287 shares of common stock outstanding based on information provided by our transfer agent, Interwest Transfer Company, 1981 E. Murray-Holladay Road, Holladay, Utah 84117.

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

We are concentrating on three segments of the tire market: closed-cell polyurethane foam tires, polyurethane elastomer tires and agricultural tires. Our focus continues to be applications and markets where our advantages in product technology give us an opportunity to provide unique products and obtain premium pricing. Our most recent activities in these areas are set forth below:

Closed-Cell Polyurethane Tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and dealers accounts for the majority of our revenue. We have the ability to produce a broad range of products for the light duty tire market. Our efforts in product development and marketing allow us to continue to build customer relationships and expand sales with original equipment manufacturers and tire distributors.  We continue our focus on creating unique product solutions for customers with specific tire performance requirements. Some of our international customers have had reduced sales levels over the year, negatively impacted by the strong US dollar exchange rate versus foreign currencies.

Polyurethane Elastomer Tires – During the fourth quarter of FY 2016 we relaunched the forklift tire product line with select customers. The rollout has been slower than expected and we await feedback from these initial customers on their satisfaction with our forklift tires before committing resources to a larger rollout campaign. We are also developing new elastomer tire products for specific customer applications, such as scissor lift tires. We expect sales in this market segment to increase in the coming quarters as these new products are introduced and gain market acceptance.

Agricultural Tires – Sales of agricultural tires continue to be negatively impacted by the dramatic downturn in farm commodity prices, which has in turn reduced farm income levels and available money for investment in farm equipment. Recent projections of crop yield and prices for this year indicate that farm income will continue to suffer in the coming months. Large agricultural equipment suppliers continue to expect 2017 to be a challenging year for farmer income and farm-related spending. Despite growing market acceptance of the benefits of our pivot tire and seeder tire technologies, financial considerations have continued to force potential agricultural tire customers to delay purchases.  Given this backdrop, we are not anticipating dramatic agricultural sales gains for FY 2017 compared to FY 2016. We continue to pursue additional distribution relationships, both domestically and internationally, to increase our market penetration for our agricultural tires. We have found that the strength of the US Dollar versus other foreign currencies has negatively impacted our international business. We expect that exchange rate effects will continue to dampen our international sales efforts in the coming quarters. We have continued development of new seeder tire styles in response to specific customer requirements, and we expect this will help drive additional sales in this product line.

Due to the Company’s limited resources, tire projects which are contingent on additional significant development, such as composite and automotive tires, have been put on hold and will be revisited at a later date.

As described above, our product line covers diverse market segments which are unrelated in terms of customer base, product, distribution, market demands and competition. Our sales team is comprised of three independent manufacturer representatives whose experience is complementary to our product portfolio plus our in-house sales department.  The Company’s emphasis on proper product pricing and new marketing campaigns continues to drive more profitable sales, as shown by our profitable FY 2016 third and fourth quarter results.  We continue to have a solid backlog for orders to be delivered over the next 12 months.  However, we expect that the challenging economic environment, particularly in the agricultural market, will continue to provide strong headwinds and negatively impact our drive towards consistent and increasing profitability.

During our Annual Meeting in December 2015, the Company’s Senior Management outlined its strategic plan for increasing the Company’s sales, profitability, and market awareness. At that time Management expressed the need for additional working capital in order to execute its plan in a timely manner. In the absence of additional capital, it was stated that any initiatives would need to be paid from internally generated cash flow. During the fiscal Q4, the Company was successful in procuring a term loan to finance needed investments in manufacturing equipment, laboratory instruments, and website development. However, a lack of available capital prevented the Company from executing its other strategic marketing initiatives, which we believe has negatively impacted the Company’s market position and profitability. Without additional capital in FY 2017, the implementation of the Company’s strategic plan will be delayed unless it can be financed out of internally generated cash flow.

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

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at June 30, 2016, totaling $479,633 with accumulated amortization of $304,254 for a net book value of $175,379. Patent and trademark costs capitalized at June 30, 2015, totaled $479,633 with accumulated amortization of $276,923 for a net book value of $202,710.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of June 30, 2016 and 2015, respectively, there were no pending patents.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- and $56,283 for the years ended June 30, 2016 and 2015, respectively.

Amortization expense for the years ended June 30, 2016 and 2015 was $27,331 and $31,954 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the fiscal years ended June 30, 2016 and 2015 reflect the impact of FASB ASC 718. Stock-based compensation expense recognized under FASB ASC 718 for the fiscal years ended June 30, 2016 and 2015 was $68,805 and $23,706, respectively, related to employee stock options and employee stock grants.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for fiscal years ended June 30, 2016 and 2015 assume all awards will vest; therefore no reduction has been made for estimated forfeitures.

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

The following summary table presents a comparison of our results of operations for the fiscal years ended June 30, 2016 and 2015 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

			Percent
	Fiscal Year Ended June 30,		Change
	(in 000’s)
	2016	2015	2016 vs. 2015
Net revenues	$3,781	$4,794	(21.1)%
Cost of revenues	(2,670)	(3,515)	(24.0)%
Gross profit	1,111	1,279	(13.1)%
Research and development expenses	(222)	(201)	10.4%
Sales and marketing expense	(286)	(557)	(48.7)%
General and administrative expense (1)	(843)	(819)	2.8%
Gain on extinguishment of long term payable	-	63	(100.0)%
Loss on sales of assets	-	(63)	(100.0)%
Other expense	(3)	(1)	204.0%
Net loss	(243)	(299)	(19.1)%
Preferred stock dividend	(100)	(100)	(0.0)%
Net loss attributable to common shareholders	$(343)	$(399)	(14.3)%

(1)  Includes stock-based compensation expense of $68,805 and $23,706 for the fiscal years ended June 30, 2016 and 2015, respectively.

Year Ended June 30, 2016 Compared to the Year Ended June 30, 2015

Net revenues. Net revenues of $3,781,199 for the year ended June 30, 2016, represents a $ 1,012,538 or 21.1% decrease over net revenues of $4,793,737 the year ended June 30, 2015. These results were not in line with our expectations as we anticipated that we would have stronger pivot tire sales for the period. Our sales were driven primarily by closed cell foam tire sales. We continue to have a positive response to our marketing and pricing plans for our polyurethane foam tires, which has helped to maintain our sales backlog level. Our forecast for the fiscal 2017 anticipates continued depressed agricultural tire sales, due to the continuation of depressed farm income.  We expect our polyurethane foam products to constitute the majority of our sales during the upcoming fiscal year.

Cost of revenues.  Cost of revenues for the year ended June 30, 2016 was $ 2,670,442 or 70.6% of revenues compared to $3,514,608 or 73.3% of revenues for the year ended June 30, 2015. Cost of revenues were lower due to decreases in raw materials cost and overhead costs (specifically lower depreciation expense and manufacturing supply cost) partially offset by higher repairs and maintenance including manufacturing equipment repairs, when compared to the prior period.  Starting July 1, 2015 the Company modified its customer freight policy, providing savings of approximately $116,000 for the year to date period. The Company continues to maintain sufficient production capacity to meet anticipated customer demand without incurring a proportionate increase in overall production costs.

Gross profit.  Gross profit for the year ended June 30, 2016 of $ 1,110,757 represents a 13.1% decrease over gross profit of $1,279,129 for the year ended June 30, 2015. The fiscal 2016 gross profit reflects a 29.4% gross margin for product sales compared to a gross margin on product sales of 26.7% for fiscal 2015.

Research and development expenses.  Research and development expenses for the year ended June 30, 2016 were $222,094, a 10.6% increase in the research and development expenses for the year ended June 30, 2015 of $200,753. The $21,341 increase between periods is due to a full year of having a part-time chemist on site offset by salaries, as we continue to focus on product formulation research and product development.  The Company plans to continue this level of expenditure as R&D is a key component of the company new product and business improvement initiatives.

Sales and marketing expenses.  Sales and marketing expense of $285,831for the year ended June 30, 2016 represents a 48.7% decrease over the same expenses of $556,843 for the year ended June 30, 2015. Sales and marketing expenses decreased $271,012 between periods primarily due to lower travel costs, fewer trade show expenses, a reduction in outside sales representatives during FY 2016 (from 3 to 2), lower print advertising expense and the effect of the Company’s revised sales commission program. All other expenses were generally consistent between periods.

General and administrative expenses. General and administrative expenses of $842,859 for the year ended June 30, 2016 represent a 2.8% increase over the same expense of $819,899 for the year ended June 30, 2015.  General and administrative expenses increased $22,960 between periods primarily due to increases in salaries, stock based compensation, legal fees, and warranty expense offset by savings in consulting and professional expenses, and director travel expense.  All other expenses were generally consistent between periods.

Other Income/ (Expense).  Other expense for the year ended June 30, 2016 was $3,025 compared to $995 for the year ended June 30, 2015. In July 2015, the Company leased equipment resulting in $2,404 in interest expense for the year while the Company had no interest expense in the same period in 2015.  Additionally, in the prior period we were able to write off a long term payable under the Nevada Statute of Limitations which offset the prior year loss on asset disposals, both of which are non-reoccurring transactions.

Net loss.  The net loss for the year ended June 30, 2016 of $243,052 represents a 19.1% decrease from the net loss for the year ended June 30, 2015 of $299,361.  However, net loss to common shareholders, which includes the impact of the preferred share dividend, was $343,052, representing a 14.3% decrease when compared to the same period in 2015.

The following summary table presents a comparison of our results of operations for the three months ended June 30, 2016 and 2015 with respect to certain key financial measures.  The following analysis is provided so that a reader of this management discussion and analysis can see the known trends discussed in other areas of this Item 7 and enable the reader to compare quarterly data provided in the Company’s interim financial reporting throughout fiscal year 2016:

			Percent
	Three Mos. Ended June 30,		Change
	(in 000’s)
	2016	2015	2016 vs. 2015
Net revenues	$916	$1,222	(25.0)%
Cost of revenues	(589)	(826)	(28.7)%
Gross profit	327	396	(17.4)%
Research and development expenses	(56)	(45)	24.4%
Sales and marketing expense	(66)	(130)	(49.2)%
General and administrative expense (1)	(176)	(182)	(2.8)%
Gain on extinguishment of long term payable	-	63	(100)%
Loss on sales of assets	-	(63)	(100)%
Net income	29	39	(25.6)%
Preferred stock dividend	(25)	(25)	0.0%
Net income attributable to common shareholders	$4	$14	(71.4)%

(1)  Includes stock-based compensation expense of $12,568 and $5,068 for the three months ended June 30, 2016 and 2015, respectively.

Additionally, although our sales no longer show strong seasonality trends, the first quarter of each of our fiscal years has traditionally been our weakest quarter and we do not anticipate this trend to change in 2017.  The primary driver for this weakness is lower pivot tire sales during crop growing season.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and payments received from our customers.  We do not have any significant revolving credit arrangements.  Historically, our expenses have exceeded our sales, resulting in operating losses.  From time to time, we have obtained additional liquidity to fund our operations through the sale of shares of our common stock and the placement of short-term debt instruments.  At the end of 2016, we were able to obtain term bank debt financing to finance critical manufacturing equipment and operating enhancements which will be placed in service in early fiscal year 2017.  Management continues to evaluate financing options but is choosing to delay financing at terms that will subject the Company to high costs of debt and are reluctant to raise money through stock sales at what we believe are highly dilutive share prices.  Additionally, management has notified our preferred shareholder that we will be suspending future payments of their preferred cash dividend payments, so the Company can increase its working capital levels.

We have historically not succeeded in establishing favorable revolving short term financing such as lines of credit. In the quarter ended March 31, 2015, we entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed. As of June 30, 2016 we have not needed to activate this financing option due to increased focus on adherence to established collection policies and proactive communication with repeat customers, including adjusting credit limits to allow for increased sales volume where warranted.

Cash Flows

The following table sets forth our cash flows for the fiscal years ended June 30, 2016 and 2015.

	Years ended June 30,
	(in 000’s)
	2016	2015
Net cash used in operating activities	$(74)	$(118)
Net cash used in investing activities	(8)	(52)
Net cash used in financing activities	(106)	(103)
Net decrease in cash and cash equivalents during period	$(188)	$(273)

Net Cash Used By Operating Activities. Our primary sources of operating cash during fiscal 2016 came from timely collection of accounts receivable and sales of inventory, offset by an increased prepaid balances and payments on vendor accounts at June 30, 2016.  Net cash used by operating activities was $74,223 for the year ended June 30, 2016 compared to $118,210 for the same period in 2015.

Non-cash items include depreciation and amortization, and stock based compensation.  Our net loss was $243,052 for the year ended June 30, 2016 compared to a net loss of $299,361 for the same period in 2015.  The net loss for fiscal 2016 included non-cash expenses for stock-based compensation (both stock issued and options) of $68,805.  In fiscal 2015, stock-based compensation (both stock issued and options) totaled $28,853, loss on disposal of assets was $62,731 offset by a gain on extinguishment of long term debt of $62,500.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $7,642 for the year ended June 30, 2016 and $52,065 for the same period in 2015.  The primary use of cash from investing activities for the year ended June 30, 2016 relates to the Nevada sales tax portion of prior acquisitions of property and equipment of $7,642.

Net Cash Provided by Financing Activities.  During both fiscal years ended June 30, 2016 and 2015, respectively, the primary use of cash for financing activities was the dividend related to our 2013 Series Convertible Preferred Stock issuance.  In July 2015, the Company leased equipment resulting in $4,694 in lease liability payments for the year while the Company had no such transactions in the same period in 2015.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at June 30, 2016.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$550,800	$136,800	$414,000	$-	$-
Capital lease (2)	18,120	8,697	9,422	-	-
Bank debt (3)	92,956	19,570	64,046	9,340	-
Total contractual cash obligations	$661,876	$165,067	$487,468	$9,340	$-

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

(2)	In July 2015 we entered into a capital lease for research and development equipment for $19,337.
(3)	In June and July 2016, in two separate bank promissory notes, we financed critical manufacturing equipment and operating enhancements which will be placed in service in early fiscal year 2017.

Cash Position, Outstanding Indebtedness, and Future Capital Requirements

At September 15, 2016, our total cash balance was $197,704, none of which is restricted; accounts receivables was $327,440; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $926,948. Our total indebtedness was $515,207 and includes $244,026 in accounts payable, $101,470 in accrued expenses, $17,057 in current portion of long-term debt, $100,309 in capital lease liability and $83,253 in long-term debt.

We have been working during the past year to improve our liquidity and access to capital resources. In order to execute the strategic business plan discussed during our shareholder meeting in December 2015, we require more capital resources. We will continue to pursue potential opportunities to secure short-term loans, long-term bank financing, revolving lines of credit with banking institutions and equity based transactions with interested financial firms and strategic industry partners in our effort to improve the Company’s financial position and enhance shareholder value.

Over the past year, we have been working on various proposals to secure short-term loans as well as long-term bank financing and equity based investments. The Company currently does not have an existing revolving credit facility but we were able to obtain term bank debt financing at the end of 2016 to finance critical manufacturing equipment and operating enhancements which will be placed in service in early fiscal year 2017. Over the past year, we have worked with our vendors to obtain extended credit terms and increase credit lines where needed. Additionally, we continue to focus on adherence to established collection policies and proactive communication with repeat customers, including adjusting credit limits to allow for increased sales volume where warranted.

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

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended June 30, 2016, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  However, to expand manufacturing and sales operations beyond the current level, additional capital may be required.

The Company has, on occasion, instituted initiatives to incentivize sales of slower moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory and improve our cash flow.

As of September 15, 2016 the Company has approximately 6,988,713 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 11, 2016, HJ & Associates resigned as the independent public accounting firm for the Company.

On January 14, 2016, the Company engaged Haynie & Company as its new independent registered public accounting firm.  The change of the Company’s independent registered public accounting firm was approved unanimously by our board of directors.

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

The Company’s management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, the Company’s management has concluded that, as of June 30, 2016, the Company’s system of internal controls over financial reporting was effective to provide reasonable assurance based on those criteria.  The Company used the 2013 version of the COSO framework.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our Proxy Statement related to our 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than October 28, 2016 (120 days after the end of the fiscal year covered by this Annual Report on Form 10-K).

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

Dated:  September 23, 2016

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of September 2016.

/s/ Michael F. Sullivan	/s/ David Clark
Michael F. Sullivan Chairman of the Board	David Clark Director

/s/ David Hollister	/s/ George Stoddard
David Hollister Director	George Stoddard Director

/s/ Terry Gilland
Terry Gilland Director

AMERITYRE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Amerityre Corporation
Boulder City, Nevada

We have audited the accompanying balance sheet of Amerityre Corporation as of June 30, 2016, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerityre Corporation as of June 30, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Haynie & Company PC
Salt Lake City, Utah
September 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Amerityre Corporation
Boulder City, Nevada

We have audited the accompanying balance sheet of Amerityre Corporation as of June 30, 2015, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerityre Corporation as of June 30, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ & Associates, LLC
Salt Lake City, Utah
August 31, 2015

AMERITYRE CORPORATION
Balance Sheets

	June 30, 2016	June 30, 2015
ASSETS

CURRENT ASSETS
Cash	$267,302	$455,717
Accounts receivable - net	293,358	314,054
Accounts receivable - related party - net	-	6,312
Current Inventory - net	614,895	650,314
Prepaid and other current assets	103,803	38,675
Total Current Assets	1,279,358	1,465,072

PROPERTY AND EQUIPMENT
Leasehold improvements	153,543	153,543
Molds and models	577,549	572,894
Equipment	2,960,246	2,937,922
Furniture and fixtures	74,921	74,921
Construction in progress	10,198	-
Software	305,924	305,924
Less – accumulated depreciation	(3,849,937)	(3,735,744)
Total Property and Equipment - net	232,444	309,460

OTHER ASSETS
Patents and trademarks – net	175,379	202,710
Non-current inventory	180,050	186,560
Deposits	11,000	11,000
Total Other Assets	366,429	400,270
TOTAL ASSETS	$1,878,231	$2,174,802

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$348,499	$438,680
Current portion of long-term debt	20,518	13,608
Current portion of lease liability	6,249	-
Total Current Liabilities	375,266	452,288

Long-term debt	100,142	53,840
Long-term lease liability	8,394	-
TOTAL LIABILITIES	483,802	506,128

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 2,000,000 and 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common stock: 75,000,000 shares authorized of $0.001 par value, 42,175,287 and 41,570,287 shares issued and outstanding, respectively	42,175	41,570
Additional paid-in capital	62,579,558	62,515,856
Stock payable	4,500	-
Accumulated deficit	(61,233,804)	(60,890,752)
Total Stockholders’ Equity	1,394,429	1,668,674
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,878,231	$2,174,802

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations

	For the Years Ended June 30,
	2016	2015

NET SALES	$3,781,199	$4,793,737

COST OF REVENUES	2,670,442	3,514,608

GROSS PROFIT	1,110,757	1,279,129

EXPENSES
Research and development	222,094	200,753
Sales and marketing	285,831	556,843
General and administrative	842,859	819,899

Total Expenses	1,350,784	1,577,495

LOSS FROM OPERATIONS	(240,027)	(298,366)

OTHER INCOME/(EXPENSE)
Interest expense	(3,206)	-
Gain on extinguishment of long term payable	-	62,500
Loss on disposal of assets	-	(62,731)
Other income (expense)	181	(764)

Total Other Expense	(3,025)	(995)

NET LOSS	(243,052)	(299,361)

Preferred Stock Dividend	(100,000)	(100,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(343,052)	$(399,361)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	41,868,634	41,494,497

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit
Balance, June 30, 2014	2,000,000	$2,000	41,441,620	$41,441	$62,455,820	$-	$(60,491,391)
Preferred stock dividends	-	-	-	-	-	-	(100,000)
2013 Series Convertible preferred stock offering costs	-	-	-	-	(188)	-	-
Common stock issued for services at $0.04 per share	-	-	128,667	129	5,018	-	-
Reversal of deferred financing fees	-	-	-	-	31,500	-	-
Stock option based compensation expense for employee service	-	-	-	-	23,706	-	-
Net loss for the year ended June 30, 2015	-	-	-	-	-	-	(299,361)
Balance, June 30, 2015	2,000,000	2,000	41,570,287	41,570	62,515,856	-	(60,890,752)
Preferred stock dividends	-	-	-	-	-		(100,000)
Stock option based compensation expense – options	-	-	-	-	47,730		-
Stock option based compensation expense for employee service	-	-	605,000	605	15,970	4,500	-
Net loss for the year ended June 30, 2016	-	-	-	-	-	-	(243,052)
Balance, June 30, 2016	2,000,000	$2,000	42,175,287	$42,175	$62,579,558	$4,500	$(61,233,804)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows

	For the Years Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(243,052)	$(299,361)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	141,524	221,109
Change in allowance for bad debt recovery	(289)	(7,777)
Stock based compensation	68,805	23,706
Stock paid for services	-	5,147
Gain on extinguishment of long term payable	-	(62,500)
Loss on disposal of assets	-	62,731
Changes in operating assets and liabilities:
Accounts receivable	27,297	88,660
Prepaid and other current assets	(20,456)	11,771
Inventory and change in inventory reserve	41,929	(76,696)
Accounts payable and accrued expenses	(89,981)	(85,000)
Net Cash Used by Operating Activities	(74,223)	(118,210)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,642)	(55,840)
Cash paid for patents and trademarks	-	(4,000)
Proceeds from the sale of assets	-	7,775
Net Cash Used by Investing Activities	(7,642)	(52,065)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on lease liability	(4,694)	-
Payments on notes payable	(1,856)	(2,405)
Proceeds from sale of preferred stock, net of offering costs	-	(188)
Preferred stock dividends	(100,000)	(100,000)
Net Cash Used by Financing Activities	(106,550)	(102,593)
NET DECREASE IN CASH	(188,415)	(272,868)
CASH AT BEGINNING OF YEAR	455,717	728,585
CASH AT END OF YEAR	$267,302	$455,717

NON-CASH FINANCING ACTIVITIES

Interest paid	$3,206	$4,363
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Write off of accounts receivable previously allowed for	$-	$7,296
Removal of fully depreciated fixed assets	$-	$368,953
Expired or retired patents	$-	$58,276
Reversal of deferred financing fees	$-	$31,500
Capitalized lease	$19,337	$-
Reclassification of accounts receivable – related party to accounts receivable	$6,312	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2016 and 2015

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

Reclassifications

Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current presentation, specifically the separation of “store” inventory as part of other current assets at June 30, 2015.

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

We have three customers who accounted for 21% of our sales for the year ended June 30, 2016 and two customers who accounted for 27% of our sales for the year ended June 30, 2015.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  As of June 30, 2016 and 2015, respectively, we had no cash equivalents.

Trade Receivables

We generally charge-off trade receivables that are more than 120 days outstanding as bad-debt expense, unless management believes the amount to be collectable. The charge-off amounts are included in general and administrative expenses.   As of June 30, 2016 and 2015, the reserve for uncollectible accounts was $0 and $289, respectively.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2016 and 2015

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	2016	2015
Raw materials	$257,260	$292,094
Finished goods	663,666	655,714
Inventory reserve	(125,981)	(110,935)
Inventory – net (current and long term)	$794,945	$836,873

Our inventory reserve reflects items that were deemed to be defective or obsolete based on an analysis of all inventories on hand.

In fiscal years 2016 and 2015, the Company critically reviewed all slow moving inventory to determine if defective or obsolete.  If not defective or obsolete we presented these items as non-current inventory, although all inventory is ready and available for sale at any moment.

For those items that are spare maintenance materials or parts kept on hand as backup components of major production lines, or “store inventories”, the Company capitalizes the amount if above our capitalization policy for property and equipment.  In the past we have included these items as part of our raw materials inventory.  As of June 30, 2015 these items, amounting to $10,815, have been reclassified into other current assets.  The balance at June 30, 2014, also $10,815, was also reclassified out of inventory and into other current assets.

Property and Equipment

Property and equipment are stated at cost, generally with a cost of $2,500 or greater. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. When we retire or dispose of assets, the costs and accumulated depreciation or amortization are removed from the respective accounts and we recognize any related gain or loss. Major replacements that substantially extend the useful life of an asset are capitalized and depreciated. Assets which qualify for capital lease treatment and follow our property and equipment capitalization policy are also capitalized. Depreciation and amortization, collectively depreciation expense, is computed using the straight-line method over estimated useful lives as follows:

Leasehold improvements	5 years, or over lease term
Equipment	5 to 10 years
Furniture and fixtures	7 years
Software	2 years

Depreciation expense for the years ended June 30, 2016 and 2015 was $114,193 and $189,155, respectively.

Patents and Trademarks

Patent and trademark costs have been capitalized at June 30, 2016, totaling $479,633 with accumulated amortization of $304,254 for a net book value of $175,379. Patent and trademark costs capitalized at June 30, 2015, totaled $479,633 with accumulated amortization of $276,923 for a net book value of $202,710.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of June 30, 2016 and 2015, respectively, there were no pending patents.  Annually, patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- and $56,283 for the years ended June 30, 2016 and 2015, respectively.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2016 and 2015

Amortization expense for the years ended June 30, 2016 and 2015 was $27,331 and $31,954 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

·	any changes in the market relating to the patents that would decrease the life of the asset;
·	any adverse change in the extent or manner in which the patents are being used;
·	any significant adverse change in legal factors relating to the use of the patents;
·	current period operating or cash flow loss combined with our history of operating or cash flow losses;
·	future cash flow values based on the expectation of commercialization through licensing; and
·	current expectations that, more likely than not, the patents will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

The estimated amortization expense, based on current intangible balances, for the next five fiscal years beginning July 1, 2016 is as follows:

2017	$22,747
2018	$22,304
2019	$20,962
2020	$16,653
2021	$15,885

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the fiscal years ended June 30, 2016 and 2015 reflect the impact of FASB ASC 718. Stock-based compensation expense recognized under FASB ASC 718 for the fiscal years ended June 30, 2016 and 2015 was $68,805 and $23,706, respectively, related to employee stock options and employee stock grants.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for fiscal years ended June 30, 2016 and 2015 assume all awards will vest; therefore no reduction has been made for estimated forfeitures.

Basic and Fully Diluted Net Loss per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

The Company’s outstanding stock options, warrants, and shares issuable upon conversion of outstanding convertible notes have been excluded from the diluted net loss per share calculation. The Company excluded a total of 4,300,000 and 2,770,000 common stock equivalents for the years ended June 30, 2016 and 2015, respectively because they are anti-dilutive.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2016 and 2015
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

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Net deferred tax assets consist of the following components as of June 30, 2016 and 2015:

	2016	2015
Deferred tax assets:
NOL carryover	$17,050,100	$17,035,800
Section 1231 loss carryover	24,300	24,900
Allowance for doubtful accounts	-	100
Inventory reserve	44,100	38,800
R & D carryover	221,600	221,600
Accrued vacation	(11,700)	(7,600)
Deferred tax liabilities:
Depreciation	15,500	(11,400)
Valuation allowance	(17,343,900)	(17,302,200)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2016 and 2015 due to the following:

	2016	2015
Book loss	$(85,100)	$(104,800)
Depreciation	9,100	39,400
Meals & entertainment	700	2,800
Nondeductible expenses	24,100	17,100
Accrued vacation	11,300	(2,200)
Inventory reserve	5,300	(900)
Receivable reserve	(100)	(5,300)
Related party accruals	-	(21,900)
Loss on asset disposal	-	10,400

Valuation allowance	34,700	65,400
	$-	$-

At June 30, 2016, the Company had net operating loss carry-forwards of approximately $43,718,000 that may be offset against future taxable income from the year 2017 through 2036. No tax benefit has been reported in the June 30, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of June 30, 2016 the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2016 and 2015

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

Product Warranties

The Company’s standard sales terms include a limited warranty on workmanship and materials to the original purchaser if items sold are used in the service for which they are intended. Specifically the Company warrants wheels, bearings, and bushings for one year from the date of purchase. In the past the Company estimated its warranty reserve based on historical experience with warranty claims and returns for defective items.  Because the Company has experienced limited items through the warranty process, in fiscal year 2016 the Company changed to actual, instead of estimated, warranty recognition.  This change in accounting principle did not have a material impact on the Company’s financial statements and as of June 30, 2016 and 2015, the Company had no estimated warranty reserves accrued.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended June 30, 2016 and 2015 was $5,329 and $28,606, respectively.

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

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2016 and 2015

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

Recent Accounting Pronouncements

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

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2016 and 2015

In May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" ASU 2016-12 amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.  The Company is currently evaluating the impact of the adoption of ASU 2016-10 and all its collective amendments on the Company's financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC, did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 2 – DEBT

A former board member, Silas O. Kines, who passed away on January 11, 2012, was also the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long term liability recorded on the transaction.  As of June 30, 2016, $11,752 and $53,840 (2015, $13,608 and $53,840) were recorded for the current and long-term portion, respectively, of the related liability.

In June 2016, the Company executed a term note with U.S. Bank to finance critical manufacturing equipment and operating enhancements which will be placed in service in early fiscal year 2017.  Total amount financed was $58,068, at 5.59% interest, with payments of $1,059 due for 60 months starting July 2016.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Bank debt	$55,325	$11,650	$38,126	$5,549	$-

Total cash obligations	$55,325	$11,650	$38,126	$5,549	$-

NOTE 3 - CAPITAL LEASE

In July 2015 the Company entered into a capital lease for research and development equipment for $19,337 (which has accumulated depreciation of $3,706).

The following is a schedule by years of future minimum lease payments under capital leases together with present value of the net minimum lease payments as of June 30, 2016:

2017	$8,697
2018	8,697
2019	739
2020	-
2021	-
Total minimum lease payments	18,133
Less: executory costs	-
Net minimum lease payments	18,133
Less: amount representing interest	3,490
Present value of net minimum payments	$14,643

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2016 and 2015

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease	$550,880	$136,800	$414,000	$-	$-

Total contractual cash obligations	$550,880	$136,800	$414,000	$-	$-

Rent expense for the years ended June 30, 2016 and 2015 was $135,600 and $132,000, respectively.

NOTE 5 – STOCK TRANSACTIONS

During the years ended June 30, 2016 and 2015, the Company had the following stock transactions:

On December 13, 2013, the Board of Directors approved a resolution designating 2,000,000 shares of preferred stock, $0.001 par value, as 2013 Series Convertible Preferred Stock (the “2013 Series Shares”).  On December 18, 2013, the Company filed a Certificate of Designation with the Nevada Secretary of State for the 2013 Series Convertible Preferred Stock, which was approved by the Nevada Secretary of State on December 19, 2013.  The 2013 Series Shares have voting rights only on any matters directly affecting the rights and privileges of the 2013 Series Shares.  The 2013 Series Shares have a liquidation preference amounting to a return of the initial par value per share only, with no further participation in any distributions to other shareholders.  Any issued 2013 Series Shares will convert to the Company’s common stock at a ratio of ten shares of common stock for each share of the 2013 Series Shares (1) at any time at the election of the holder; or (2) automatically on the date that is six years after the date of original issuance of the shares.  Lastly, the 2013 Series Shares contain a quarterly cash dividend rate of 1.25% of the original issuance price of $1.00 per share or $100,000 per year as of June 30, 2016 and 2015, respectively.

During the second quarter of fiscal year 2015, we granted a consultant 128,667 common shares valued at $0.04 per share ($5,147) for work performed related to sales of our products in the three month period ending December 31, 2014.  These shares were issued in January 2015.

In a period prior to 2015 we had accrued deferred financing costs related to a private placement stock campaign.  Upon further investigation the accrual was in error and reversed in the second quarter of fiscal 2015, resulting in an increase to additional paid in capital of $31,500.

To all non-officer employees of the Company on record as of July 22, 2015, a one-time stock bonus award of 5,000 shares of the Company’s restricted common stock was granted, per employee, valued at $0.015 a share (fair value on the date of grant with a 50% discount pursuant to U.S. Internal Revenue Service, revenue Ruling 77-287).  As of July 22, 2015 there were 16 non-officer employees resulting in 80,000 shares, which were issued in July 2015.

To the officers of Amerityre, 600,000 shares were granted on July 20, 2015 (valued at $0.03) with 75% of the grant allocated to the CEO and 25% of the grant allocated to the CFO.  The shares of stock vest ratably each quarter end during fiscal year 2016 and are payable immediately after the vesting date.  For the year ended June 30, 2016 the Company recognized $18,000 of compensation expense for these grants; $4,500 of which is a stock payable.  The final 150,000 shares under this stock award were issued in July 2016.

In February 2016,the Board approved 75,000 shares of stock be issued to a senior management employee in connection with his employment agreement, valued at $0.025 a share (fair value on the date of grant with a 50% discount pursuant to U.S. Internal Revenue Service, revenue Ruling 77-287).  These shares were issued in March 2016.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2016 and 2015

NOTE 6 – STOCK OPTIONS AND WARRANTS

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

Prior Issuances of options

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

Year to date expense related to these options is $23,706 as of June 30, 2015.

Option issuances and vesting during the period ending June 30, 2016

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

Year to date expense related to these options is $47,730 as of June 30, 2016.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2016 and 2015

As of June 30, 2016, there was $15,077 of unrecognized stock-based compensation expense related to stock options that will be recognized over the vest period (December 2016) of the underlying option.

We estimated the fair value of the stock options above at the grant date based on the following weighted average assumptions:

Risk-free interest rate	1.077%
Expected life	2.0 – 4.5	years
Expected volatility	167.37 – 113.50%
Dividend yield	0.00%

A summary of the status of our outstanding stock options as of June 30, 2016 and June 30, 2015 and changes during the periods then ended is presented below:

	June 30, 2016			June 30, 2015
		Weight Average	Intrinsic		Weight Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	2,270,000	$0.14		1,754,000	$0.17
Granted	1,530,000	$0.10		670,000	$0.10
Expired/Cancelled	-	$0.00		(154,000)	$(0.29)
Exercised	-	$0.00		-	$0.00
Outstanding end of period	3,800,000	$0.13	$-	2,270,000	$0.14	$-
Exercisable	3,070,000	$0.13	$-	1,752,500	$0.16	$-

The following table summarizes the range of outstanding and exercisable options as of June 30, 2016:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2016	Weighted Average Remaining Contractual Life
$0.08	150,000	5.67	$0.08	150,000	5.67
$0.10	2,200,000	3.09	$0.10	1,470,000	3.09
$0.17	1,450,000	4.67	$0.17	1,450,000	4.67
	3,800,000			3,070,000

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2016 and 2015

General Warrant Information

In September 2013, the Company obtained an extension on the remaining $100,000 secured convertible promissory note that was issued in the private placement that closed in a prior year.  In exchange for the extension, the note holder received 500,000 common stock warrants and $6,500 in accrued interest and fees.  The common stock warrants expire three years from the date of issuance, are exercisable at $0.13 per share, and vest on the next date the value of Amerityre common stock reaches $0.25 per share.  As of June 30, 2016 the warrants have not vested.  The related note was paid off as of June 30, 2014.

NOTE 7 – LIQUIDITY

Our principal sources of liquidity consist of cash and payments received from our customers.  We do not have any significant revolving credit arrangements.  Historically, our expenses have exceeded our sales, resulting in operating losses.  From time to time, we have obtained additional liquidity to fund our operations through the sale of shares of our common stock and the placement of short-term debt instruments.  At the end of 2016, we were able to obtain term bank debt financing to finance critical manufacturing equipment and operating enhancements which will be placed in service in early fiscal year 2017.   Management continues to evaluate financing options but are choosing to delay financing at terms that will subject the Company to high costs of debt and are reluctant to raise money through stock sales at what we believe are highly dilutive share prices.  Additionally, management has notified our preferred shareholder that we will be suspending future payments of their preferred cash dividend payments, so the Company can increase its working capital levels.

We have been working during the past year to improve our liquidity and access to capital resources. In order to execute the strategic business plan discussed during our shareholder meeting in December 2015, we require more capital resources. We will continue to pursue potential opportunities to secure short-term loans, long-term bank financing, revolving lines of credit with banking institutions and equity based transactions with interested financial firms and strategic industry partners in our effort to improve the Company’s financial position and enhance shareholder value. We are also continuing to search for potential strategic business partnerships that potentially could involve a direct investment in the Company, which would improve the Company’s liquidity position.

Over the past year, we have been working on various proposals to secure short-term loans as well as long-term bank financing and equity based investments. The Company currently does not have an existing revolving credit facility but we were able to obtain term bank debt financing at the end of 2016 to finance critical manufacturing equipment and operating enhancements which will be placed in service in early fiscal year 2017. Over the past year, we have worked with our vendors to obtain extended credit terms and increase credit lines where needed. Additionally, we continue to focus on adherence to established collection policies and proactive communication with repeat customers, including adjusting credit limits to allow for increased sales volume where warranted.

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

Management continues to execute its strategic plan focusing on “Profitability as a Mindset”.  The Company’s emphasis on proper product pricing and new marketing campaigns has driven more profitable sales. Improvement in results has continued and the Company has been successful in reducing its required breakeven sales level. The company has achieved profitability during the past two quarters. We believe our program to establish “Profitability as a Mindset” has been successful and we are committed to continuing these efforts.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2016 and 2015

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended June 30, 2016, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  However, to expand manufacturing and sales operations beyond the current level, additional capital may be required.

NOTE 8 – SUBSEQUENT EVENTS

In July 2016, 150,000 shares that had vested at July, 2016 for the CEO and CFO were issued.

In July 2016, the Company executed a term note with U.S. Bank to finance air conditioning units for the Boulder City manufacturing facility for $37,478, at 5.59% interest, with payments of $720 due for 60 months starting August 2016.