Form 10-Q
period 2016-09-30
AMERITYRE CORP
filed 2016-11-04
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2016

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

The number of shares outstanding of Registrant’s Common Stock as of November 4, 2016: 42,325,287

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
AMERITYRE CORPORATION
Balance Sheets

	September 30, 2016	June 30, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$201,470	$267,302
Accounts receivable - net	372,492	293,358
Inventory - net	625,072	614,895
Prepaid and other current assets	74,475	103,803
Total Current Assets	1,273,509	1,279,358

PROPERTY AND EQUIPMENT
Leasehold improvements	196,223	153,543
Molds and models	577,549	577,549
Equipment	2,988,844	2,960,246
Furniture and fixtures	74,921	74,921
Construction in progress	39,593	10,198
Software	305,924	305,924
Less - accumulated depreciation	(3,869,113)	(3,849,937)
Total Property and Equipment	313,941	232,444

OTHER ASSETS
Patents and trademarks - net	168,555	175,379
Non-current inventory	185,260	180,050
Deposits	11,000	11,000
Total Other Assets	364,815	366,429
TOTAL ASSETS	$1,952,265	$1,878,231

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$439,600	$348,499
Current portion of long-term debt	18,656	20,518
Current portion of lease liability	6,578	6,249
Total Current Liabilities	464,834	375,266
LONG-TERM LIABILITIES
Long-term debt	138,139	100,142
Long-term lease liability	6,621	8,394
Total Long Term Liability	144,760	108,536
Total Liabilities	609,594	483,802

STOCKHOLDERS’ EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common Stock: 75,000,000 shares authorized of $0.001 par value, 42,325,287 and 42,175,287 shares issued and outstanding, respectively	42,325	42,175
Additional paid-in capital	62,591,976	62,579,558
Stock payable	-	4,500
Accumulated deficit	(61,293,630)	(61,233,804)
Total Stockholders’ Equity	1,342,671	1,394,429
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,952,265	$1,878,231

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,
	2016	2015

NET SALES	$836,153	$1,013,933

COST OF REVENUES	555,452	766,776

GROSS PROFIT	280,701	247,157

EXPENSES
Research and development	52,859	53,605
Sales and marketing	67,230	97,664
General and administrative	192,306	224,840

Total Expenses	312,395	376,109

LOSS FROM OPERATIONS	(31,694)	(128,952)

OTHER (EXPENSE)/INCOME
Interest income	53	73
Interest expense	(3,185)	(599)

Total Other (Expense)/Income	(3,132)	(526)

NET LOSS	(34,826)	(129,478)

Preferred Stock Dividend	(25,000)	(25,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(59,826)	$(154,478)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	42,302,461	41,631,157

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,826)	$(129,478)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	26,000	39,508
Change in allowance for bad debt expense (recovery)	-	(289)
Stock based compensation	8,068	10,768
Changes in operating assets and liabilities:
Accounts receivable	(79,134)	(185,831)
Prepaid and other current assets	(28,665)	(36,091)
Inventory and any change in inventory reserve	(15,387)	(5,094)
Accounts payable and accrued expenses	66,101	(2,627)
Net Cash Used by Operating Activities	(57,843)	(309,134)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,048)	-
Net Cash Used by Investing Activities	(5,048)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on lease liability	(1,444)	(778)
Payments on notes payable	(1,497)	(560)
Preferred stock dividends	-	(25,000)
Net Cash Used by Financing Activities	(2,941)	(26,338)
NET DECREASE IN CASH	(65,832)	(335,472)
CASH AT BEGINNING OF PERIOD	267,302	455,717
CASH AT END OF PERIOD	$201,470	$120,245

NON-CASH FINANCING ACTIVITIES
Interest paid	3,185	599
Income taxes paid	-	-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Capitalized lease	$-	$19,337
Write off of previous reserved forklift tires	$81,224	$-
Purchase of fixed assets through debt	$95,625	$-
Accrued preferred stock dividends	$25,000	$-
Issuance of stock for stock payable	$4,500	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2016

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2016 Annual Report on Form 10-K.  Operating results for the quarter ended September 30, 2016 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2016.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies disclosed therein have not changed since our audited financial statements and notes thereto included in our June 30, 2016 Annual Report on Form 10-K, except as noted below.

Reclassifications

Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current presentation, specifically the separation of “store” inventory as part of other current assets at September 30, 2015.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

Our outstanding stock options and warrants and shares issuable upon conversion of outstanding convertible notes have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 3,800,000 and 3,370,000 common stock equivalents for the quarters ended September 30, 2016 and 2015, respectively, because they are anti-dilutive.

Recent Accounting Pronouncements

Recently Adopted and Recently Issued Accounting Guidance

Issued

In August, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (consensus of Emerging Issues Task Force)” ASU 2016-15 amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. If early adopted, an entity must adopt all of the amendments in the same period.

NOTE 3 - INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	September 30, 2016	June 30, 2016
	(Unaudited)
Raw Materials	$228,232	$257,260
Finished Goods	628,957	663,666
Inventory reserve	(46,856)	(125,981)
Inventory – net (current and long term)	$810,333	$794,945

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2016

Our inventory reserve reflects items that were deemed to be defective or obsolete based on an analysis of all inventories on hand.

In fiscal years 2017 and 2016, the Company critically reviewed all slow moving inventory to determine if defective or obsolete.  If not defective or obsolete we presented these items as non-current inventory, although all inventory is ready and available for sale at any moment.

For those items that are spare maintenance materials or parts kept on hand as backup components of major production lines, or “store inventories”, the Company capitalizes the amount if above our capitalization policy for property and equipment.  In the past we have included these items as part of our raw materials inventory.  As of September 30, 2015 these items, amounting to $10,815, have been reclassified into other current assets.

NOTE 4 – DEBT

A former board member, Silas O. Kines, who passed away on January 11, 2012, was also the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long term liability recorded on the transaction.  As of September 30, 2016, $2,000 and $63,425 (June 30, 2016, $11,752 and $53,840) were recorded for the current and long-term portion, respectively, of the related liability.

In June 2016, the Company executed a term note with U.S. Bank to finance critical manufacturing equipment and operating enhancements.  Manufacturing equipment of approximately $29,000 was place in service in July 2016.  The remaining operating enhancements are expected to be in service at the end of the second quarter of fiscal 2017.  Total amount financed was $55,068, at 5.59% interest, with payments of $1,059 due for 60 months starting July 2016.

In July 2016, the Company executed a term note with U.S. Bank to finance critical plant facility equipment which was placed into service in July 2017.  The total amount financed was $37,666 at 5.59% interest, with payments of $720 due for 60 months starting October 2016.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Bank debt (both US Bank facilities above)	$91,384	$16,656	$59,726	$15,001	$-

Total cash obligations	$91,384	$16,656	$59,726	$15,001	$-

NOTE 5 - CAPITAL LEASE

In July 2015 the Company entered into a capital lease for research and development equipment for $19,337 (which has accumulated depreciation of $4,673).

The following is a schedule by years of future minimum lease payments under capital leases together with present value of the net minimum lease payments as of September 30, 2016:

2017	$6,523
2018	8,697
2019	725
2020	-
2021	-
Total minimum lease payments	15,945
Less: executory costs	-
Net minimum lease payments	15,945
Less: amount representing interest	2,761
Present value of net minimum payments	$13,184

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2016

NOTE 6 - STOCK OPTIONS AND WARRANTS

Prior Issuances of options

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

Year to date expense related to these options is $8,068 as of September 30, 2016.

A summary of the status of our outstanding stock options as of September 30, 2016 and June 30, 2016 and changes during the periods then ended is presented below:

The following table summarizes the range of outstanding and exercisable options as of September 30, 2016:

	September 30, 2016			June 30, 2016
		Weight Average	Intrinsic		Weight Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	3,800,000	$0.13		2,270,000	$0.14
Granted	-	$0.00		1,530,000	$0.10
Expired/Cancelled	-	$0.00		-	$0.00
Exercised	-	$0.00		-	$0.00
Outstanding end of period	3,800,000	$0.13	$-	3,800,000	$0.13	$-
Exercisable	3,195,000	$0.13	$-	3,070 ,000	$0.13	$-

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2016	Weighted Average Remaining Contractual Life
$0.08	150,000	5.17	$0.08	150,000	5.17
$0.10	2,200,000	2.59	$0.10	1,595,000	2.59
$0.17	1,450,000	4.17	$0.17	1,450,000	4.17
	3,800,000			3,195,000

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2016

NOTE 6 - STOCK OPTIONS AND WARRANTS (CONTINUED)

General Warrant Information

In September 2013, the Company obtained an extension on the remaining $100,000 secured convertible promissory note that was issued in the private placement that closed in September 2010.  This note was paid off as of June 30, 2015.   In exchange for the extension, the note holder received 500,000 common stock warrants and $6,500 in accrued interest and fees.  The common stock warrants expire three years from the date of issuance, are exercisable at $0.13 per share, and vest on the next date the value of Amerityre common stock reaches $0.25 per share.  As of September 30, 2016 the warrants expired.

NOTE 7 - LIQUIDITY

Our principal sources of liquidity consist of cash and payments received from our customers.  We do not have any significant revolving credit arrangements.  Historically, our expenses have exceeded our sales, resulting in operating losses.  From time to time, we have obtained additional liquidity to fund our operations through the sale of shares of our common stock and the placement of short-term debt instruments.  At the end of 2016 and early 2017, we were able to obtain term bank debt financing to finance critical manufacturing and facility equipment and operating enhancements which will be placed in service in fiscal year 2017.  Management continues to evaluate financing options but is choosing to delay financing at terms that will subject the Company to high costs of debt and are reluctant to raise money through stock sales at what we believe are highly dilutive share prices.  Additionally, management has notified our preferred shareholder that we will be suspending future payments of their preferred cash dividend payments, so the Company can increase its working capital levels.

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

Over the past year, we have been working on various proposals to secure short-term loans as well as long-term bank financing and equity based investments. The Company currently does not have an existing revolving credit facility. In June and July 2016, in two separate bank promissory notes, we financed critical manufacturing and facility equipment and operating enhancements which will be placed in service in fiscal year 2017.  Over the past year, we have worked with our vendors to obtain extended credit terms and increase credit lines where needed. Additionally, we continue to focus on adherence to established collection policies and proactive communication with repeat customers, including adjusting credit limits to allow for increased sales volume where warranted.

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

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2016

NOTE 7 – LIQUIDITY (CONTINUED)

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended September 30, 2016, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  However, to expand manufacturing and sales operations beyond the current level, additional capital may be required.

The Company has, on occasion, instituted initiatives to incentivize sales of slower moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory and improve our cash flow.

As of November 4, 2016 the Company has approximately 7,488,713 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance or financial condition.  Such statements are only predictions and the actual events or results may differ materially from the results discussed in or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Part I. Item 1A. Risk Factors” as well as those discussed elsewhere in this report.  The historical results set forth in this discussion and analyses are not necessarily indicative of trends with respect to any actual or projected future financial performance.  This discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report.

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

As described above, our product line covers diverse market segments which are unrelated in terms of customer base, product, distribution, market demands and competition. Our sales team is comprised of three independent manufacturer representatives whose experience is complementary to our product portfolio plus our in-house sales department.  The Company’s emphasis on proper product pricing and new marketing campaigns continues to drive more profitable sales, as shown by our profitable FY 2016 third and fourth quarter results, as well as dramatically reducing the net loss for Q1 FY 2017 compared to the results of Q1 FY 2016.  We continue to look for ways to reduce manufacturing costs to improve gross margins in the face of this difficult economic conditions in our target markets.  Nevertheless, we have a solid backlog of orders for closed cell foam product to be delivered over the next 12 months, but we expect that the challenging economic environment, particularly in the agricultural market, will continue to provide strong headwinds and negatively impact our drive towards consistent and increasing profitability.

During our Annual Meeting in December 2015, the Company’s Senior Management outlined its strategic plan for increasing the Company’s sales, profitability, and market awareness. At that time Management expressed the need for additional working capital in order to execute its plan in a timely manner. In the absence of additional capital, it was stated that any initiatives would need to be paid from internally generated cash flow. During the fiscal Q4, the Company was successful in procuring a term loan to finance needed investments in manufacturing equipment, laboratory instruments, and website development. However, a lack of available capital prevented the Company from executing its other strategic marketing initiatives, which we believe has negatively impacted the Company’s market position and profitability. Without additional capital in FY 2017, the implementation of the Company’s strategic plan will be delayed unless initiatives can be financed out of internally generated cash flow.

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

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at September 30, 2016, totaling $479,633 with accumulated amortization of $311,078 for a net book value of $168,555. Patent and trademark costs capitalized at September 30, 2015, totaled $479,633 with accumulated amortization of $304,254 for a net book value of $175,379.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of September 30, 2016 and 2015, respectively, there were no pending patents.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- for each of the years ended September 30, 2016 and 2015, respectively.

Amortization expense for the years ended September 30, 2016 and 2015 was $6,824 and $6,834 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

•	any changes in the market relating to the patents that would decrease the life of the asset;

•	any adverse change in the extent or manner in which the patents are being used;

•	any significant adverse change in legal factors relating to the use of the patents;

•	current period operating or cash flow loss combined with our history of operating or cash flow losses;

•	future cash flow values based on the expectation of commercialization through licensing; and

•	current expectations that, more likely than not, the patents will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the fiscal years ended September 30, 2016 and 2015 reflect the impact of FASB ASC 718. Stock-based compensation expense recognized under FASB ASC 718 for the fiscal years ended September 30, 2016 and 2015 was $8,068 and $10,768, respectively, related to employee stock options and employee stock grants.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for fiscal years ended September 30, 2016 and 2015 assume all awards will vest; therefore no reduction has been made for estimated forfeitures.

Results of Operations

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our sales and cash flows.  These key performance indicators include:

•	Sales consisting of product sales;

•	Sales, net of returns and trade discounts, which is an indicator of our overall business growth and the success of our sales and marketing efforts;

•	Gross profit, which is an indicator of both competitive pricing pressures and the cost of goods sold of our products and the mix of product and license fees, if any;

•	Growth in our customer base, which is an indicator of the success of our sales efforts; and

•	Distribution of sales across our products offered.

The following summary table presents a comparison of our results of operations for the fiscal quarters ended September 30, 2016 and 2015 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Month Period Ended September 30,		Percent Change
	(in 000’s)
	2016	2015	2016 vs. 2015
Net revenues	$836	$1,014	(17.6)%
Cost of revenues	(555)	(767)	(27.6)%
Gross profit	281	247	13.8%
Research and development expenses	(53)	(54)	(1.9)%
Sales and marketing expense	(67)	(98)	(31.6)%
General and administrative expense	(192)	(224)	(14.7)%
Other income (expense)	(3)	(1)	200.0%
Net loss	(34)	(130)	(74.6)%
Preferred stock dividend	(25)	(25)	0.0%
Net loss attributable to common shareholders	$(59)	$(155)	(62.6)%

Quarter Ended September 30, 2016 Compared to September 30, 2015

As disclosed in our June 30, 2016 Annual Report on Form 10-K, the first quarter of each of our fiscal years has traditionally been our weakest quarter.  The primary driver for this weakness in Q1 FY 2017 is much lower pivot tire sales as well as reduced sales of closed cell foam products during the quarter. A major order that was due to ship during the last week of the quarter was delayed one week at the customer’s request, and this accounted for approximately half of the revenue shortfall of the quarter versus year ago results.  We expect continued weakness in the agricultural business segment throughout the remainder of FY 2017.

Net Sales.  Net sales of $836,153 for the quarter ended September 30, 2016, represents a 17.6% decrease over net sales of $1,013,933 for the same period in 2015. These results were in line with our expectations as we anticipated that we would not have strong pivot tire sales for the period. Our sales were driven primarily by closed cell foam tire sales. We continue to have a positive response to our marketing and pricing plans for our polyurethane foam tires, which has helped to maintain our sales backlog level. Our forecast for the fiscal 2017 anticipates continued depressed agricultural tire sales, due to the continuation of depressed farm income.  We expect our polyurethane foam products to constitute the majority of our sales during the upcoming fiscal year.

Cost of Revenues.  Cost of revenues for the quarter ended September 30, 2016 was $555,452 or 66.4% of sales compared to $766,776 or 75.6% of sales for the same period in 2015. Cost of revenues were lower due to decreases in raw materials expenditures and overhead costs partially offset by higher plant wages when compared to the prior period.  The Company continues to maintain sufficient production capacity to meet anticipated customer demand without incurring a proportionate increase in overall production costs.

Gross Profit.  Gross profit for the quarter ended September 30, 2016 was $280,701 compared to $247,157 for the same period in 2015. Gross profit for the quarter ended September 30, 2016 increased by $33,544 or 13.8% over the same period in 2015 due to the decrease in cost of revenue outlined in the discussion above.  The September 30, 2016 gross profit reflects a 33.6% gross margin for product sales compared to a gross margin on product sales of 24.4% in 2015.

Research & Development Expenses (R&D).  Research and development expenses for the quarter ended September 30, 2016 were $52,859 compared to $53,605 for the same period in 2015. Research and development expenses are flat between the periods due to changes made in fiscal year 2016 which we continue to focus on product formulation research and product development.  The Company plans to continue this level of expenditure as R&D is a key component of the company new product and business improvement initiatives.

Sales & Marketing Expenses. Sales and marketing expenses for the quarter ended September 30, 2016 were $67,230 as compared to $97,664 for the same period in 2015. Sales and marketing expenses decreased $30,434 between periods primarily due to lower paid commissions and travel costs, offset by increased trade show expenses.

General & Administrative Expenses.  General and administrative expenses for the quarter ended September 30, 2016 were $192,306 compared to $224,840 for the same period in 2015. General and administrative expenses decreased $32,534 between periods primarily due to savings in warranty expense and professional fees.

Other Expense.  Other expense for the quarter ended September 30, 2016 was $3,185 compared to $599 for the same period in 2015. Other expense consists solely of interest expense and increased due to our new bank debt facilities.

Net Loss.  Net loss for the quarter ended September 30, 2016 of $34,826 represents a 74.6% improvement from the net loss for the quarter ended September 30, 2015 of $129,478.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and payments received from our customers.  We do not have any significant revolving credit arrangements.  Historically, our expenses have exceeded our sales, resulting in operating losses.  From time to time, we have obtained additional liquidity to fund our operations through the sale of shares of our common stock and the placement of short-term debt instruments.  At the end of fiscal years 2016 and early 2017, we were able to obtain term bank debt financing to finance critical manufacturing and facility equipment and operating enhancements which will be placed in service in fiscal year 2017.  Management continues to evaluate financing options but is choosing to delay financing at terms that will subject the Company to high costs of debt and are reluctant to raise money through stock sales at what we believe are highly dilutive share prices.  Additionally, management has notified our preferred shareholder that we will be suspending future payments of their preferred cash dividend payments, so the Company can increase its working capital levels.

We have historically not succeeded in establishing favorable revolving short term financing such as lines of credit. In the quarter ended March 31, 2015, we entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed. As of September 30, 2016 we have not needed to activate this financing option due to increased focus on adherence to established collection policies and proactive communication with repeat customers, including adjusting credit limits to allow for increased sales volume where warranted.

Cash Flows

The following table sets forth our cash flows for the quarters ended September 30, 2016 and 2015.

	Periods ended Sept. 30,
	(in 000’s)
	2016	2015
Net cash used by operating activities	$(58)	$(309)
Net cash used in investing activities	(5)	-
Net cash used by financing activities	(3)	(26)
Net decrease in cash during the period	$(66)	$(335)

Net Cash Used by Operating Activities. Our primary sources of operating cash during the quarter ended September 30, 2016 came from collections from customers, however, our period end receivables balance increased as we waited for several large customers to remit payment in early October 2016. Our primary use of operating cash was an increase in prepaid and other current assets, specifically related to renewal of insurance policies.  Net cash used by operating activities was $57,843 for the quarter ended September 30, 2016 compared to net cash used by operating activities of $309,134 for the same period in 2015.

Non-cash items include depreciation and amortization and stock based compensation.  Our net loss was $34,826 for the quarter ended September 30, 2016 compared to a net loss of $129,478 for the same period in 2015.  The net loss for the quarter ended September 30, 2016 included non-cash expenses for depreciation and amortization of $26,000 and stock-based compensation of $8,068.  As of September 30, 2015, depreciation and amortization was $39,508 and stock-based compensation (both stock issued and options) totaled $10,768.

Net Cash Used by Investing Activities.  Net cash used by investing activities was $5,048 for the quarter ended September 30, 2016 and $0 for the same period in 2015.  In this quarter we purchased critical facility equipment of which $5,048 was paid in cash the remainder financed through bank financing.

Net Cash Used by Financing Activities.  Net cash used by financing activities was $2,941 for the quarter ended September 30, 2016 and $26,338 for the same period in 2015. The primary use of cash for the quarter ended September 30, 2016 was payment toward the capital lease of $1,444 and payment of notes payable of $1,497.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at September 30, 2016.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$516,600	$136,800	$379,800	$-	$-
Capital lease (2)	15,945	8,697	7,248	-	-
Bank debt (3)	91,384	21,349	59,726	10,309	-
Total contractual cash obligations	$623,929	$166,846	$446,774	$10,309	$-

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

(2)	In July 2015 we entered into a capital lease for research and development equipment for $19,337.
(3)	In June and July 2016, in two separate bank promissory notes, we financed critical manufacturing and facility equipment and operating enhancements which will be placed in service in fiscal year 2017.

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At November 1, 2016, our total cash balance was $183,181, none of which is restricted; accounts receivables was $346,193; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $709,953. Our total indebtedness was $478,016 and includes $221,832 in accounts payable, $88,041 in accrued expenses, $17,303 in current portion of long-term debt, $12,701 in capital lease liability and $138,139 in long-term debt.

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

Over the past year, we have been working on various proposals to secure short-term loans as well as long-term bank financing and equity based investments. The Company currently does not have an existing revolving credit facility. In June and July 2016, in two separate bank promissory notes, we financed critical manufacturing and facility equipment and operating enhancements which will be placed in service in fiscal year 2017.  Over the past year, we have worked with our vendors to obtain extended credit terms and increase credit lines where needed. Additionally, we continue to focus on adherence to established collection policies and proactive communication with repeat customers, including adjusting credit limits to allow for increased sales volume where warranted.

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

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended September 30, 2016, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  However, to expand manufacturing and sales operations beyond the current level, additional capital may be required.

The Company has, on occasion, instituted initiatives to incentivize sales of slower moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory and improve our cash flow.

As of November 4, 2016 the Company has approximately 7,488,713 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

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

 PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Our Annual Stockholder’s Meeting is scheduled for 10am, Wednesday, November 30, 2016 at 1501 Industrial Rd., Boulder City, NV 89005.

ITEM 6.  EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 4, 2016

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)