Form 10-Q
period 2016-12-31
AMERITYRE CORP
filed 2017-02-09
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   December 31, 2016

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

The number of shares outstanding of Registrant’s Common Stock as of February 8, 2017: 42,325,287

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
AMERITYRE CORPORATION
Balance Sheets

	December 31, 2016	June 30, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$298,801	$267,302
Accounts receivable	243,953	293,358
Inventory - net	584,046	614,895
Prepaid and other current assets	107,843	103,803
Total Current Assets	1,234,643	1,279,358

PROPERTY AND EQUIPMENT
Leasehold improvements	196,223	153,543
Molds and models	577,549	577,549
Equipment	2,988,844	2,960,246
Furniture and fixtures	74,921	74,921
Construction in progress	45,969	10,198
Software	305,924	305,924
Less - accumulated depreciation	(3,889,071)	(3,849,937)
Total Property and Equipment	300,359	232,444

OTHER ASSETS
Patents and trademarks - net	161,731	175,379
Non-current inventory	173,551	180,050
Deposits	11,000	11,000
Total Other Assets	346,282	366,429
TOTAL ASSETS	$1,881,284	$1,878,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$389,281	$348,499
Current portion of long-term debt	18,904	20,518
Current portion of lease liability	6,922	6,249
Total Current Liabilities	415,107	375,266

Long-term debt	133,779	100,142
Long-term lease liability	4,756	8,394
Total Long-Term Liabilities	138,535	108,536
TOTAL LIABILITIES	553,642	483,802

STOCKHOLDERS’ EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common stock: 75,000,000 shares authorized of $0.001 par value, 42,325,287 and 42,175,287 shares Issued and outstanding, respectively	42,325	42,175
Additional paid-in capital	62,599,131	62,579,558
Stock payable	-	4,500
Accumulated deficit	(61,315,814)	(61,233,804)
Total Stockholders’ Equity	1,327,642	1,394,429
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,881,284	$1,878,231

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015

NET SALES	$879,607	$914,888	$1,715,760	$1,928,821

COST OF GOODS SOLD	612,336	696,671	1,167,788	1,463,447

GROSS PROFIT	267,271	218,217	547,972	465,374

EXPENSES
Research and development	56,185	55,962	109,044	109,567
Sales and marketing	58,961	68,595	126,191	166,259
General and administrative	147,477	269,800	339,783	494,640

Total Expenses	262,623	394,357	575,018	770,466

INCOME (LOSS) FROM OPERATIONS	4,648	(176,140)	(27,046)	(305,092)

OTHER INCOME/(EXPENSE)
Interest expense	(1,879)	(935)	(5,064)	(1,534)
Interest income	47	36	100	109
Total Other Income/(Expense)	(1,832)	(899)	(4,964)	(1,425)

NET INCOME (LOSS)	2,816	(177,039)	(32,010)	(306,517)

Preferred Stock Dividend	(25,000)	(25,000)	(50,000)	(50,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(22,184)	$(202,039)	$(82,010)	$(356,517)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	42,325,287	41,731,809	42,313,874	41,681,483

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,010)	$(306,517)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization expense	52,782	81,028
Change in allowance for bad debt recovery	-	(289)
Stock based compensation related to consultant, employee and director options	15,223	41,795
Changes in operating assets and liabilities:
Accounts receivable	49,405	7,764
Inventory and inventory reserve	37,348	5,899
Prepaid and other current assets	(62,033)	(68,268)
Accounts payable and accrued expenses	(9,218)	(7,656)
Net Cash Provided (Used) by Operating Activities	51,497	(246,244)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,424)	-
Net Cash Used by Investing Activities	(11,424)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on lease liability	(2,965)	(2,018)
Payments on notes payable	(5,609)	(1,167)
Preferred stock dividends	-	(50,000)
Net Cash (Used) by Financing Activities	(8,574)	(53,185)
NET INCREASE (DECREASE) IN CASH	31,499	(299,429)
CASH AT BEGINNING OF PERIOD	267,302	455,717
CASH AT END OF PERIOD	$298,801	$156,288

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Interest paid	$5,064	$1,534
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Capitalized lease	$-	$19,337
Reclassification of accounts receivable – related party to accounts receivable	$-	$6,312
Equipment purchase accrued for, not paid in cash	$-	$7,641
Write off of previously reserved forklift tires	$81,224	$-
Purchase of fixed assets through debt	$95,625	$-
Accrued preferred stock dividends	$50,000	$-
Issuance of stock for stock payable	$4,500	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2016

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2016 Annual Report on Form 10-K.  Operating results for the six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2017.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies disclosed therein have not changed since our audited financial statements and notes thereto included in our June 30, 2016 Annual Report on Form 10-K, except as noted below.
Reclassifications
Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current presentation, specifically the separation of “store” inventory as part of other current assets at December 31, 2015.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

Our outstanding stock options and warrants and shares issuable upon conversion of outstanding convertible notes have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 4,280,000 and 3,700,000 common stock equivalents for the quarters ended December 31, 2016 and 2015, respectively, because they are anti-dilutive.

Recent Accounting Pronouncements
Recently Adopted and Recently Issued Accounting Guidance
Issued
In August, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (consensus of Emerging Issues Task Force)”.  This Accounting Standards Update addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. If early adopted, an entity must adopt all of the amendments in the same period.  The Company is currently assessing the impact, if any, to the Company’s financial statements.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2016

NOTE 3 - INVENTORY
Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or net realizable value.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	December 31, 2016	June 30, 2016
	(Unaudited)
Raw Materials	$206,609	$257,260
Finished Goods	594,327	663,666
Inventory reserve	(43,339)	(125,981)
Inventory - net	$757,597	794,945

Our inventory reserve reflects items that were deemed to be defective or obsolete based on an analysis of all inventories on hand.
In fiscal years 2017 and 2016, the Company critically reviewed all slow moving inventory to determine if defective or obsolete.  If not defective or obsolete we presented these items as non-current inventory because all inventory is ready and available for sale at any moment.
For those items that are spare maintenance materials or parts kept on hand as backup components of major production lines, or “store inventories”, the Company capitalizes the amount if above our capitalization policy for property and equipment.  In the past the Company included these items as part of its raw materials inventory.  As of December 31, 2015 these items, amounting to $10,815, have been reclassified into other current assets.

NOTE 4 - DEBT
A former board member, Silas O. Kines, who passed away on January 11, 2012, was also the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long term liability recorded on the transaction.  As of December 31, 2016, $2,000 and $63,426 (June 30, 2016, $11,752 and $53,840) were recorded for the current and long-term portion, respectively, of the related liability.
In June 2016, the Company executed a term note with U.S. Bank to finance critical manufacturing equipment and operating enhancements.  Manufacturing equipment of approximately $29,000 was placed into service in July 2016.  The remaining operating enhancements are expected to be in service at the end of fiscal 2017.  Total amount financed was $55,068, at 5.59% interest, with payments of $1,059 due for 60 months starting July 2016.
In July 2016, the Company executed a term note with U.S. Bank to finance critical plant facility equipment which was placed into service in July 2017.  The total amount financed was $37,666 at 5.59% interest, with payments of $720 due for 60 months starting October 2016.
	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Bank debt (both US Bank facilities above)	$87,257	$16,904	$59,726	$10,627	$-

Total cash obligations	$87,257	$16,904	$59,726	$10,627	$-

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2016

NOTE 5 - CAPITAL LEASE
In July 2015 the Company entered into a capital lease for research and development equipment for $19,337.
The following is a schedule by years of future minimum lease payments under capital leases together with present value of the net minimum lease payments as of December 31, 2016:
2017	$4,349
2018	8,697
2019	725
2020	-
2021	-
Total minimum lease payments	13,771
Less: executory costs	-
Net minimum lease payments	13,771
Less: amount representing interest	(2,107)
Present value of net minimum payments	$11,664

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
Option issuances and vesting during the six month period ending December 31, 2016
On December 1, 2016, 480,000 options were granted to the Company’s Chief Executive Officer as part of his employment offer.  The options have a strike price of $0.10, vest December 1, 2017 and expire December 1, 2020.  Year to date expense related to these options is $146 as of December 31, 2016.
As of December 31, 2016, there was $ 3,234 of unrecognized stock-based compensation expense related to stock options that will be recognized over the vest period of the underlying option.
We estimated the fair value of the stock options granted in the current fiscal year above at the grant date based on the following weighted average assumptions:

Risk free interest rate	1.450%
Expected life	3.0	years
Expected volatility	126.36%
Dividend yield	0.00%

Year to date expense related to these options is $15,077 as of December 31, 2016.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2016

NOTE 6 - STOCK OPTIONS AND WARRANTS, Continued

A summary of the status of our outstanding stock options as of December 31, 2016 and June 30, 2016 and changes during the periods then ended is presented below:

	December 31, 2016			June 30, 2016
		Weight Average	Intrinsic		Weight Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	3,800,000	$0.13		2,270,000	$0.14
Granted	480,000	$0.10		1,530,000	$0.10
Expired/Cancelled	-	$0.00		-	$0.00
Exercised	-	$0.00		-	$0.00
Outstanding end of period	4,280,000	$0.12	$-	3,800,000	$0.13	$-
Exercisable	3,800,000	$0.13	$-	3,070,000	$0.13	$-

The following table summarizes the range of outstanding and exercisable options as of December 31, 2016:
	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2016	Weighted Average Remaining Contractual Life
$0.08	150,000	4.92	$0.08	150,000	4.92
$0.10	2,680,000	2.60	$0.10	2,200,000	2.34
$0.17	1,450,000	3.92	$0.17	1,450,000	3.92
	4,280,000			3,800,000

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

NOTE 7 - LIQUIDITY
Our principal sources of liquidity consist of cash and payments received from our customers.  We do not have any significant revolving credit arrangements.  Historically, our expenses have exceeded our sales, resulting in operating losses.  From time to time, we have obtained additional liquidity to fund our operations through the sale of shares of our common stock and the placement of short-term debt instruments.  At the end of fiscal year 2016 and early fiscal year 2017, we were able to obtain term bank debt financing to finance critical manufacturing and facility equipment and operating enhancements which will be placed in service in fiscal year 2017.  Management continues to evaluate financing options but is choosing to delay financing at terms that will subject the Company to high costs of debt and are reluctant to raise money through stock sales at what we believe are highly dilutive share prices.  Additionally, management has notified our preferred shareholder that we will be suspending future payments of their preferred cash dividend payments, so the Company can increase its working capital levels.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2016

NOTE 7 - LIQUIDITY, Continued

We have been working during the past year to improve our liquidity and access to capital resources. In order to execute the strategic business plan discussed during our shareholder meeting in November 2016, we require more capital resources. We will continue to pursue potential opportunities to secure short-term loans, long-term bank financing, revolving lines of credit with banking institutions and equity based transactions with interested financial firms and strategic industry partners in our effort to improve the Company’s financial position and enhance shareholder value.
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
To help address our cash resources, which at times may be limited, we are in discussions with banks and other lenders regarding establishing a line of credit for short term cash needs. However at this time we have not succeeded in establishing such a line of credit.  We have entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed.
Management continues to execute its strategic plan focusing on “Profitability as a Mindset”.  The Company’s emphasis on proper product pricing and new marketing campaigns has driven more profitable sales. This analysis, in some cases, has resulted in lost revenues as unprofitable sales to certain customers have been discontinued. The Company continues to achieve improvement in results as its required breakeven sales level has been reduced. We believe our program to establish “Profitability as a Mindset” is a success and we are committed to continuing these efforts to drive higher levels of profitability.
In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended December 31, 2016, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  However, to expand manufacturing and sales operations beyond the current level, additional capital may be required.
The Company has, on occasion, instituted initiatives to incentivize sales of slower moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory and improve our cash flow.
As of February 8, 2017 the Company has approximately 7,428,713 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2016

NOTE 8 - SUBSEQUENT EVENTS
On January 21, 2017, 60,000 shares were granted to the Company’s Chief Financial Officer as part her employment renewal.  The shares are valued as of January 20, 2017 and vest ratably through December 2017.  In addition to the stock, $575 a month in health insurance reimbursement was included in the renewal.  All other terms remain the same.

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

Closed-Cell Polyurethane Tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and dealers accounts for the majority of our revenue. We have the ability to produce a broad range of products for the light duty tire market. Our efforts in product development and marketing allow us to continue to build customer relationships and expand sales with original equipment manufacturers and tire distributors.  We continue our focus on creating unique product solutions for customers with specific tire performance requirements. Our international sales continue to be negatively impacted by the strong US dollar exchange rate versus foreign currencies.

Polyurethane Elastomer Tires – During the fourth quarter of fiscal year 2016 we relaunched the forklift tire product line with select customers. We expect shipments of forklift tires to restart in the third quarter of fiscal year 2017. We continue to develop new elastomer tire products for specific customer applications, such as scissor lift tires. We expect sales in this market segment to increase in the coming quarters as these new products are introduced and gain market acceptance.

Agricultural Tires – Sales of agricultural tires continue to be negatively impacted by the dramatic downturn in farm commodity prices.  Farm income levels continue to be depressed which has reduced the available money for investment in farm equipment. Recent projections have indicated that crop prices will continue to remain at historically low levels and farm income will continue to suffer in the coming months. Large agricultural equipment suppliers continue to expect 2017 to be a challenging year for farmer income and farm-related spending. Our focus has been to continue to invest in agricultural trade show attendance to increase awareness of our products in the farming community, so we are well positioned to take advantage of the eventual rebound in farm income.  Given this backdrop, we are not anticipating dramatic agricultural sales gains for fiscal year 2017 compared to fiscal year 2016. We continue to pursue additional distribution relationships, both domestically and internationally, to increase our market penetration for our agricultural tires. We have found that the strength of the US Dollar versus other foreign currencies has negatively impacted our international business. We expect that exchange rate effects will continue to dampen our international sales efforts in the coming quarters. We have continued development of new seeder tire styles in response to specific customer requirements, and we expect this will help drive additional sales in this product line.

Due to the Company’s limited resources, tire projects which are contingent on additional significant development, such as composite and automotive tires, have been put on hold and will be revisited at a later date until such funds become available.

As described above, our product line covers diverse market segments which are unrelated in terms of customer base, product, distribution, market demands and competition. Our sales team is comprised of three independent manufacturer representatives whose experience is complementary to our product portfolio plus our in-house sales department.  The Company’s emphasis on proper product pricing and new marketing campaigns continues to drive higher margin and more profitable sales, as shown by our profitable quarterly results in the third and fourth quarters of fiscal 2016, as well as the second quarter in fiscal year 2017.  We continue to look for ways to reduce manufacturing costs to improve gross margins in the face of these difficult economic conditions in our target markets.  We have a solid backlog of orders for closed cell foam product to be delivered over the next 12 months, but we expect that the challenging economic environment, particularly in the agricultural market, will continue to provide strong headwinds and negatively impact our drive towards consistent and increasing profitability.

During our Annual Meeting in November 2016, the Company’s Senior Management outlined its strategic plan for increasing the Company’s sales, profitability, and market awareness. At that time Management again expressed the need for additional working capital in order to execute its plan in a timely manner. In the absence of additional capital, it was stated that any initiatives would need to be paid from internally generated cash flow. During the fourth quarter of fiscal 2016, the Company was successful in procuring a term loan to finance needed investments in manufacturing equipment, laboratory instruments, and website development. However, a lack of available capital prevented the Company from executing its other strategic marketing initiatives, which we believe has negatively impacted the Company’s market position and profitability. Without additional capital in fiscal year 2017, the implementation of the Company’s strategic plan will be delayed unless initiatives can be financed out of internally generated cash flow. Current projects underway include a redesign and update of our company website as well as investment in business software systems to improve productivity in the sales group.

A final consideration for the upcoming quarters is the effect that new trade legislation may have on our business. The new Administration campaigned on a platform of “leveling the playing field” with respect to pricing of imported goods and the implementation of new policies to promote American manufacturing. As Amerityre is the largest American manufacturer of flat free polyurethane tires, these policies, if implemented, may improve our competitive position against our competition, who produce their tires overseas and import them for sale in the USA. There may also be a renewed push to “buy American”, which also may put us in a better competitive position in the marketplace. These new policies, however, may also negatively impact our business and costs as the majority of our wheel rims are sourced from overseas due to an inability to find a viable domestic supplier. Some of the potential new policies being discussed includes tariffs on imported goods, which would raise the costs for our rims and consequently our wheel assemblies.

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

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at December 31, 2016, totaling $479,633 with accumulated amortization of $317,902 for a net book value of $161,731. Patent and trademark costs capitalized at December 31, 2015, totaled $479,633 with accumulated amortization of $290,588 for a net book value of $189,045.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of December 31, 2016 and 2015, respectively, there were no pending patents.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- for each of the years ended December 31, 2016 and 2015, respectively.

Amortization expense for the years ended December 31, 2016 and 2015 was $13,648 and $13,666 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or net realizable. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs. The inventory consists of chemicals, finished goods produced in the Company’s plant and products purchased for resale.

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the fiscal years ended December 31, 2016 and 2015 reflect the impact of FASB ASC 718. Stock-based compensation expense recognized under FASB ASC 718 for the fiscal years ended December 31, 2016 and 2015 was $15,223 and $41,795, respectively, related to employee stock options and employee stock grants.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for fiscal years ended December 31, 2016 and 2015 assume all awards will vest; therefore no reduction has been made for estimated forfeitures.

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

The following summary table presents a comparison of our results of operations for the three and six months ended December 31, 2016 and 2015 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	For the Three Months Ended December 31,			For the Six Months Ended December 31
	(in 000’s)		Change	(in 000’s)		Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
Net revenues	$879	$915	(3.8%)	$1,716	$1,929	(11.0%)
Cost of revenues	(612)	(697)	(12.2%)	(1,168)	(1,464)	(20.2%)
Gross profit	267	218	22.5%	548	465	17.8%
Research and development expenses	(56)	(56)	0.0%	(109)	(110)	(0.9%)
Sales and marketing expense	(59)	(69)	(14.5%)	(126)	(166)	(24.1%)
General and administrative expense	(147)	(270)	(45.4%)	(339)	(495)	(31.4%)
Other income (expense)	(2)	-	100.0%	(5)	(1)	400.0%
Net income (loss)	3	(177)	(101.7%)	(31)	(307)	(89.9%)
Preferred stock dividend	(25)	(25)	0.0%	(50)	(50)	0.0%
Net loss attributable to common shareholders	$(22)	$(202)	(89.1%)	$(81)	$(357)	(77.2%)

The primary driver for the weakness in the first half of fiscal year 2017 is much lower agricultural tire sales as well as reduced sales of certain closed cell foam products.  We expect continued weakness in the agricultural business segment throughout the remainder of fiscal year 2017. We expect our overall closed cell foam sales to be consistent with levels seen during the first half of fiscal year 2017.

Three Months Ended December 31, 2016 Compared to December 31, 2015

Net Sales.  Net sales of $879,607 for the quarter ended December 31, 2016, represents a 3.8% decrease over net sales of $914,888 for the same period in 2015. These results were in line with our expectations. Our sales were driven primarily by closed cell foam tire sales. We continue to have a positive response to our marketing and pricing plans for our polyurethane foam tires. Our forecast for the remainder of fiscal 2017 anticipates continued depressed agricultural tire sales, due to the continuation of the conditions causing depressed farm income.  We expect our polyurethane foam products to constitute the majority of our sales during the remainder of fiscal year 2017.

Cost of Revenues.  Cost of revenues for the quarter ended December 31, 2016 was $612,336 or 69.6% of sales compared to $696,671 or 76.1% of sales for the same period in 2015. Cost of revenues were lower due to decreases in raw materials expenditures, continued diligence in producing tires efficiently, use of fully depreciated assets causing manufacturing depreciation expense to be lower, and lower manufacturing and shipping supplies when compared to the prior period.  The Company continues to maintain sufficient production capacity to meet anticipated customer demand without incurring a proportionate increase in overall production costs.

Gross Profit.  Gross profit for the quarter ended December 31, 2016 was $267,271 compared to $218,217 for the same period in 2015. Gross profit for the quarter ended December 31, 2016 increased by $49,054 or 22.5% over the same period in 2015 due to the decrease in the cost of revenue outlined in the discussion above.  The December 31, 2016 gross profit reflects a 30.4% gross margin for product sales compared to a gross margin on product sales of 23.9% in the quarter ending December 31, 2015.

Research & Development Expenses (R&D).  Research and development expenses for the quarter ended December 31, 2016 were $56,185 compared to $55,968 for the same period in 2015. We continue to focus our R&D efforts on product formulation optimization and new product development.  The Company plans to continue this level of expenditure as R&D is a key component of the company’s business improvement initiatives.

Sales & Marketing Expenses. Sales and marketing expenses for the quarter ended December 31, 2016 were $58,961 as compared to $68,595 for the same period in 2015. Sales and marketing expenses decreased $9,634 between periods primarily due to lower wages, paid commissions and travel costs, offset by increased trade show expenses as we attended two trade shows during this quarter.

General & Administrative Expenses.  General and administrative expenses for the quarter ended December 31, 2016 were $147,477 compared to $269,801 for the same period in 2015. This decrease of $122,324 between periods is driven by savings in wages (due to the timing of executive bonuses in 2015), stock based compensation, warranty expense and professional fees.

Other Expense.  Other expense for the quarter ended December 31, 2016 was $1,832 compared to $899 for the same period in 2015. Other expense consists solely of interest expense and increased in the period due to our new bank debt facilities.

Net Income (Loss).  Net income for the quarter ended December 31, 2016 of $2,816 represents a 101.7% improvement compared to the net loss for the quarter ended December 31, 2015 of $177,040.  Cost savings, business structures and other improvements that the Company put into place in fiscal year 2016 are continuing  to positively impact  results with our first ever second quarter with net income.

Six Months Ended December 31, 2016 Compared to December 31, 2015

Net Sales.  Net sales of $1,715,760 for the six months ended December 31, 2016, represents an 11.0% decrease over net sales of $1,928,821 for the same period in 2015. These results were in line with our expectations as we anticipated that we would not have strong pivot tire sales for the period. Our sales were primarily closed cell foam tire sales. We continue to have a positive response to our marketing and pricing plans for our polyurethane foam tires. Our forecast for remainder of fiscal 2017 anticipates continued depressed agricultural tire sales, due to the continuation of business conditions causing depressed farm income.  We expect our polyurethane foam products to constitute the majority of our sales during the remainder of fiscal year 2017.

Cost of Revenues.  Cost of revenues for the six months ended December 31, 2016 was $1,167,788 or 68.1% of sales compared to $1,463,447 or 75.9% of sales for the same period in 2015. Cost of revenues were lower due to decreases in raw materials expenditures, better manufacturing efficiency,  use of fully depreciated assets causing manufacturing depreciation expense to be lower, lower manufacturing repairs and maintenance, and lower manufacturing and shipping supplies, offset by higher direct labor cost when compared to the prior period.  The Company continues to maintain sufficient production capacity to meet anticipated customer demand without incurring a proportionate increase in overall production costs.

Gross Profit.  Gross profit for the six months ended December 31, 2016 was $547,972 compared to $465,374 for the same period in 2015. Gross profit for the six months ended December 31, 2016 increased by $82,598 or 15.0% over the same period in 2015 due to the decrease in cost of revenue outlined in the discussion above.  The December 31, 2016 gross profit reflects a 31.9% gross margin for product sales compared to a gross margin on product sales of 21.4% in 2015.

Research & Development Expenses (R&D).  Research and development expenses for the six months ended December 31, 2016 were $109,044 compared to $109,567 for the same period in 2015. While research and development expenses are flat between the periods we continue to focus on product formulation research and product development.

Sales & Marketing Expenses. Sales and marketing expenses for the six months ended December 31, 2016 were $126,191 as compared to $166,259 for the same period in 2015. Sales and marketing expenses decreased $40,068 between periods primarily due to the impact of the company’s new commission program, lower overall sales leading to lower commission payments, and lower travel costs, offset by increased trade show expenses as we attended three trade shows during this six month period.

General & Administrative Expenses.  General and administrative expenses for the six months ended December 31, 2016 were $339,783 compared to $494,640 for the same period in 2015. General and administrative expenses decreased $154,857 between periods primarily due to savings in wages (due to the timing of awarding executive bonuses in 2015), stock based compensation, warranty expense and professional fees.

Other Expense.  Other expense for the six months ended December 31, 2016 was $4,964 compared to $1,425 for the same period in 2015. Other expense consists solely of interest expense and increased in the period due to our new bank debt facilities.

Net Loss.  Net loss for the six months ended December 31, 2016 of $32,010 represents an 89.9% improvement from the net loss for the six months ended December 31, 2015 of $306,517.

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

We have historically not succeeded in establishing favorable revolving short term financing such as lines of credit. In the quarter ended March 31, 2015, we entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed. As of December 31, 2016 we have not needed to activate this financing option due to increased focus on adherence to established collection policies and proactive communication with repeat customers, including adjusting credit limits to allow for increased sales volume where warranted.

Cash Flows

The following table sets forth our cash flows for the quarters ended December 31, 2016 and 2015.

	Six Months ended Dec. 31,
	(in 000’s)
	2016	2015
Net cash provided (used) by operating activities	$51	$(246)
Net cash used in investing activities	(11)	-
Net cash used by financing activities	(9)	(53)
Net increase (decrease) in cash during the period	$31	$(299)

Net Cash Used by Operating Activities. Our primary sources of operating cash for the six months ended December 31, 2015 came from collections from customers. Our primary use of operating cash was an increase in prepaid and other current assets, specifically related to renewal of insurance policies.  Net cash provided by operating activities was $51,497 for the quarter ended December 31, 2016 compared to net cash used by operating activities of $246,244 for the same period in 2015.

Non-cash items include depreciation and amortization and stock based compensation. Our net loss was $ 32,010 for the six months ended December 31, 2016 compared to a net loss of $306,517 for the same period in 2015. The net loss for fiscal 2016 included non-cash expenses for depreciation and amortization of $52,782 and stock-based compensation (both stock issued and options) of $15,223. As of December 31, 2015, depreciation and amortization was $81,028 and stock-based compensation (both stock issued and options) totaled $41,795.

Net Cash Used by Investing Activities.  Net cash used by investing activities was $11,424 for the six months ended December 31, 2016 and $0 for the same period in 2015. For the six months ended December 31, 2016 we purchased critical facility equipment of which $11,424 was paid in cash the remainder financed through bank financing.

Net Cash Used by Financing Activities.  Net cash used by financing activities was $8,574 for the six months ended December 31, 2016 and $53,185 for the same period in 2015. The primary use of cash for the quarter ended December 31, 2016 was payment toward the capital lease of $2,965 and payment of notes payable of $5,609.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at December 31, 2016.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$482,400	$136,800	$345,600	$-	$-
Capital lease (2)	11,678	6,922	4,756	-	-
Bank debt (3)	87,257	16,904	59,726	10,627	-
Total contractual cash obligations	$581,335	$160,626	$410,082	$10,627	$-

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
(3)
In June and July 2016, in two separate bank promissory notes, we financed critical manufacturing and facility equipment and operating enhancements which will be placed in service throughout fiscal year 2017.

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At February 6, 2017, our total cash balance was $266,143, none of which is restricted; accounts receivables was $439,782; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $673,485. Our total indebtedness was $526,931 and includes $364,467 in accounts payable and accrued expenses, $17,531 in current portion of long-term debt, $11,154 in capital lease liability and $133,779 in long-term debt.

We have been working during the past year to improve our liquidity and access to capital resources. In order to execute the strategic business plan discussed during our shareholder meeting in November 2016, we require more capital resources. We will continue to pursue potential opportunities to secure short-term loans, long-term bank financing, revolving lines of credit with banking institutions and equity based transactions with interested financial firms and strategic industry partners in our effort to improve the Company’s financial position and enhance shareholder value.

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

We are in discussions with banks and other lenders regarding establishing a line of credit for short term cash needs, however at this time we have not succeeded in establishing such a line of credit, We have entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed.

Management continues to execute its strategic plan focusing on “Profitability as a Mindset”.  The Company’s emphasis on proper product pricing and new marketing campaigns has driven more profitable sales. This analysis, in some cases, has resulted in lost revenues as unprofitable sales have been discontinued. The Company continues to achieve improvement in results as its required breakeven sales level has been reduced. We believe our program to establish “Profitability as a Mindset” is a success and we are committed to continuing these efforts to drive higher levels of profitability.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended December 31, 2016, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  However, to expand manufacturing and sales operations beyond the current level, additional capital may be required.

The Company has, on occasion, instituted initiatives to incentivize sales of slower moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory and improve our cash flow.

As of February 8, 2017 the Company has approximately 7,428,713 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

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

Dated:  February 8, 2017

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)