Form 10-Q
period 2017-03-31
AMERITYRE CORP
filed 2017-05-10
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2017

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

(702) 293-1930
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company ☒

Emerging Growth Companies ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of Registrant’s Common Stock as of May 10, 2017: 42,647,868

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
AMERITYRE CORPORATION
Balance Sheets

	March 31, 2017	June 30, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$510,807	$267,302
Accounts receivable	259,378	293,358
Inventory - net	547,194	614,895
Prepaid and other current assets	129,761	103,803
Total Current Assets	1,447,140	1,279,358

PROPERTY AND EQUIPMENT
Leasehold improvements	196,223	153,543
Molds and models	577,549	577,549
Equipment	2,988,844	2,960,246
Furniture and fixtures	74,921	74,921
Construction in progress	49,732	10,198
Software	305,924	305,924
Less - accumulated depreciation	(3,906,635)	(3,849,937)
Total Property and Equipment	286,558	232,444

OTHER ASSETS
Patents and trademarks - net	154,906	175,379
Non-current inventory	194,066	180,050
Deposits	11,000	11,000
Total Other Assets	359,972	366,429
TOTAL ASSETS	$2,093,670	$1,878,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$473,752	$348,499
Current portion of long-term debt	19,141	20,518
Current portion of lease liability	7,285	6,249
Total Current Liabilities	500,178	375,266

Long-term debt	129,111	100,142
Long-term lease liability	2,792	8,394
TOTAL LIABILITIES	632,081	483,802

STOCKHOLDERS’ EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common stock: 75,000,000 shares authorized of $0.001 par value, 42,647,868 and 42,175,287 shares Issued and outstanding, respectively	42,647	42,175
Additional paid-in capital	62,604,245	62,579,558
Stock payable	5,047	4,500
Accumulated deficit	(61,192,350)	(61,233,804)
Total Stockholders’ Equity	1,461,589	1,394,429
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,093,670	$1,878,231

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016

NET SALES	$1,133,610	$936,612	$2,849,370	$2,865,433

COST OF GOODS SOLD	693,500	618,366	1,861,288	2,081,813

GROSS PROFIT	440,110	318,246	988,082	783,620

EXPENSES
Research and development	54,130	56,839	163,174	166,406
Sales and marketing	65,000	53,639	191,191	219,898
General and administrative	170,813	172,270	510,596	666,910

Total Expenses	289,943	282,748	864,961	1,053,214

INCOME (LOSS) FROM OPERATIONS	150,167	35,498	123,121	(269,594)

OTHER INCOME/(EXPENSE)
Interest expense	(1,773)	(870)	(6,837)	(2,404)
Interest income	70	28	170	137
Total Other Income/(Expense)	(1,703)	(842)	(6,667)	(2,267)

NET INCOME (LOSS)	148,464	34,656	116,454	(271,861)

Preferred Stock Dividend	(25,000)	(25,000)	(75,000)	(75,000)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$123,464	$9,656	$41,454	$(346,861)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.00	$0.00	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	42,382,635	41,951,935	42,336,460	41,770,978

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$116,454	$(271,861)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	77,171	116,338
Change in allowance for bad debt (recovery)	-	(289)
Stock based compensation related to consultant, employee and director options	20,706	56,238
Changes in operating assets and liabilities:
Accounts receivable	33,980	(165,609)
Inventory and inventory reserve	53,685	25,318
Prepaid and other current assets	(83,951)	(38,339)
Accounts payable and accrued expenses	55,253	5,731
Net Cash Provided (Used) by Operating Activities	273,298	(272,473)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(15,187)	-
Net Cash Used by Investing Activities	(15,187)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on lease liability	(4,566)	(3,322)
Payments on notes payable	(10,040)	(1,603)
Preferred stock dividends	-	(75,000)
Net Cash Used by Financing Activities	(14,606)	(79,925)
NET INCREASE (DECREASE) IN CASH	243,505	(352,398)
CASH AT BEGINNING OF PERIOD	267,302	455,717
CASH AT END OF PERIOD	$510,807	$103,319

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Interest paid	$6,837	$2,404
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Capitalized lease	$-	$19,337
Reclassification of accounts receivable – related party to accounts receivable	$-	$6,312
Equipment purchase accrued for, not paid in cash	$-	$7,641
Write off of previously reserved forklift tires	$81,224	$-
Purchase of fixed assets through debt	$95,625	$-
Accrued preferred stock dividends	$75,000	$-
Issuance of stock for stock payable	$4,500	$-
Issuance of stock for accrued expense	$5,000	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2017

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2016 Annual Report on Form 10-K.  Operating results for the nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2017.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies disclosed therein have not changed since our audited financial statements and notes thereto included in our June 30, 2016 Annual Report on Form 10-K, except as noted below.
Reclassifications
Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current presentation, specifically the separation of “store” inventory as part of other current assets at March 31, 2016.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period.

Our outstanding stock options and warrants have been excluded from the basic and fully diluted net income per share calculation.  We excluded 4,280,000 and 4,300,000 common stock equivalents for the quarters ended March 31, 2017 and 2016, respectively, because they are anti-dilutive with strike prices above market value at period end.

Recent Accounting Pronouncements
Recently Adopted and Recently Issued Accounting Guidance
Issued
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (consensus of Emerging Issues Task Force)”.  This Accounting Standards Update addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. If early adopted, an entity must adopt all of the amendments in the same period.  The Company is currently assessing the impact, if any, to the Company’s financial statements.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2017

NOTE 3 - INVENTORY
Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or net realizable value.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	March 31, 2017	June 30, 2016
	(Unaudited)
Raw Materials	$216,436	$257,260
Finished Goods	570,441	663,666
Inventory reserve	(45,617)	(125,981)
Inventory - net	$741,260	794,945

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
For those items that are spare maintenance materials or parts kept on hand as backup components of major production equipment, or “store inventories”, the Company capitalizes the amount if above our capitalization policy for property and equipment.  In the past the Company included these items as part of its raw materials inventory.  As of March 31, 2016 these items, amounting to $10,815, have been reclassified into other current assets.

NOTE 4 - DEBT
A former board member, Silas O. Kines, who passed away on January 11, 2012, was also the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long term liability recorded on the transaction.  As of March 31, 2017, $2,000 and $63,133 (June 30, 2016, $11,752 and $53,840) were recorded for the current and long-term portion, respectively, of the related liability.
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
In July 2016, the Company executed a term note with U.S. Bank to finance critical plant facility equipment which was placed into service in July 2016.  The total amount financed was $37,666 at 5.59% interest, with payments of $720 due for 60 months starting October 2016.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Bank debt (both US Bank facilities above)	$83,119	$17,141	$59,726	$6,252	$-

Total cash obligations	$83,119	$17,141	$59,726	$6,252	$-

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2017

NOTE 5 - CAPITAL LEASE
In July 2015, the Company entered into a capital lease for research and development equipment for $19,337.
The following is a schedule by years of future minimum lease payments under capital leases together with present value of the net minimum lease payments as of March 31, 2017:
2017	$2,174
2018	8,697
2019	725
2020	-
2021	-
Total minimum lease payments	11,596
Less: executory costs	-
Net minimum lease payments	11,596
Less: amount representing interest	(1,533)
Present value of net minimum payments	$10,063

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
Option issuances and vesting during the nine month period ending March 31, 2017
On December 1, 2016, 480,000 options were granted to the Company’s Chief Executive Officer as part of his employment offer.  The options have a strike price of $0.10, vest December 1, 2017 and expire December 1, 2020.  Year to date expense related to these options is $583 as of March 31, 2017.
As of March 31, 2017, there was $ 1,021 of unrecognized stock-based compensation expense related to stock options that will be recognized over the vest period of the underlying option.
We estimated the fair value of the stock options granted in the current fiscal year above at the grant date based on the following weighted average assumptions:

Risk free interest rate	1.450%
Expected life	3.0	years
Expected volatility	126.36%
Dividend yield	0.00%

Year to date expense related to these options is $15,660 as of March 31, 2017.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2017

NOTE 6 - STOCK OPTIONS AND WARRANTS, Continued

A summary of the status of our outstanding stock options as of March 31, 2017 and June 30, 2016, and changes during the periods then ended is presented below:

	March 31, 2017			June 30, 2016
		Weight Average	Intrinsic		Weight Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	3,800,000	$0.13		2,270,000	$0.14
Granted	480,000	$0.10		1,530,000	$0.10
Expired/Cancelled	-	$0.00		-	$0.00
Exercised	-	$0.00		-	$0.00
Outstanding end of period	4,280,000	$0.12	$-	3,800,000	$0.13	$-
Exercisable	3,960,000	$0.12	$-	3,070,000	$0.13	$-

The following table summarizes the range of outstanding and exercisable options as of March 31, 2017:
	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2017	Weighted Average Remaining Contractual Life
$0.08	150,000	4.67	$0.08	150,000	4.67
$0.10	2,680,000	2.35	$0.10	2,360,000	2.35
$0.17	1,450,000	3.67	$0.17	1,450,000	3.67
	4,280,000			3,960,000

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

NOTE 7 – STOCK AWARDS AND ISSUANCES
On January 21, 2017, 60,000 shares were granted to the Company’s Chief Financial Officer as part of her employment renewal.  The shares are valued as of January 20, 2017 ($0.04) and vest ratably through December 2017.
As of January 31, 2017, 225,000 shares were granted to the Company’s Board of Director’s as Board compensation for the term ending November 2017.  Each non-executive Board member receives 50,000 shares, with the Audit Committee Chair receiving 75,000 shares.  The shares vest ratably January – December 2017, valued at a fixed rate of $0.0155, the closing stock price on January 31, 2017.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2017

On March 23, 2017, the Company’s Chief Executive Officer, finalized the negotiation of the replacement and extension of his employment contract.  While all material compensation terms were finalized February 23, 2017 other items within the agreement, filed via Form 8-k on March 27, 2017, were finalized as of March 23, 2017. The Agreement replaces the current employment agreement and extends his term of employment to December 31, 2018.  Inclusive in this new agreement is a stock award of 2.4 million shares of the Company’s common stock vesting ratably over twenty-three months (February 2017 – December 2018),  valued at a fixed rate of $0.0168, the closing stock price on February 22, 2017.
As all of the above awards may be issued once vested, the Company is accounting for the above in stock payable.  As of March 31, 2017 stock payable is $5,047.
On February 23, 2017 the Board of Director’s approved a partial payment of Mr. Sullivan’s 2016 bonus in stock.  This partial payment of $5,000 resulted in the issuance of 322,581 shares of stock.

NOTE 8 – INCOME TAXES
As of March 31, 2017 the Company has net income year to date.  As such, the Company is working with its tax professionals to utilize available net operating loss carryforwards.  Due to the difference between our taxed effected net income as of this period end and the net operating loss of approximately $17,300,000 as of June 30, 2016, the Company continues to apply a 100% valuation allowance on any remaining deferred tax asset.

NOTE 9 - SUBSEQUENT EVENTS
 In April 2017, the Board of Directors closed the Amerityre Corporation 2015 Omnibus Stock Option and Award Plan as all units under the plan had been expended.  Contemporaneous with this, the Board approved the Amerityre Corporation 2017 Omnibus Stock Option and Award Plan for a total of 3,000,000 shares of the Company’s common stock.

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

Overview

Amerityre engages in the research and development, manufacturing and sale of polyurethane tires.  We believe that we possess unique polyurethane formulations that allow us to manufacture products with superior performance characteristics in the areas of abrasion resistance, energy efficiency and load-bearing capabilities, when compared to conventional rubber tires.  We also believe that our manufacturing processes are more energy efficient than traditional rubber tire manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps and extreme heat and high pressure necessary to cure rubber. Using our polyurethane technologies, we believe we produce tires that last longer, are less susceptible to failure and are friendly to the environment.

We are concentrating on three segments of the tire market: closed-cell polyurethane foam tires, polyurethane elastomer tires and agricultural tires. We continue to focus on applications and markets where our advantages in product technology give us an opportunity to provide unique products and obtain premium pricing. Our most recent activities in these areas are set forth below:

Closed-Cell Polyurethane Tires – The sale of polyurethane foam tires to original equipment manufacturers, tire distributors and tire dealers accounts for the majority of our revenue. During the recent quarter this market segment represented over 95% of our total sales. We have the ability to produce a broad range of products for the light duty tire market. Our efforts in product development and marketing focus on building customer relationships with original equipment manufacturers and tire distributors.  We continue to create unique product solutions for customers with specific tire size and performance requirements.

Polyurethane Elastomer Tires – During the fourth quarter of fiscal year 2016 we relaunched the forklift tire product line with select customers. Shipments of forklift tires restarted during the recent quarter. We continue to develop new elastomer tire products for specific customer applications, such as our new scissor lift tire. Sales in this market segment during the quarter were minimal, but we expect sales to increase in the coming quarters as our products are introduced to new customers and gain market acceptance.

Agricultural Tires – Sales of agricultural tires continue to be negatively impacted by the downturn in farm commodity prices and farm income levels. Recent projections have indicated that crop prices and farm income will continue to remain at historically low levels during 2017, but there is optimism that   these levels may have reached bottom, with improvement expected in 2018. We continue to invest in marketing initiatives to educate the agricultural community about the benefits of our products, so we are well positioned to take advantage of the eventual rebound in farm income.  We continue to pursue additional distribution relationships, both domestically and internationally, to increase our market penetration for our agricultural tires. The strength of the US dollar continues to provide a headwind to our international business. We continue development of new products in our seeder and haybaler tire lines in response to specific customer requirements.

Due to the Company’s limited resources, tire projects which are contingent on additional significant investment for development, such as  automotive tires, have been put on hold and will be revisited at a later date when funding becomes available.

As described above, our product line covers diverse market segments which are unrelated in terms of customer base, product, distribution, market demands and competition. Our sales team is comprised of three independent manufacturer representatives whose experience is complementary to our product portfolio, plus our in-house sales department.  The Company’s emphasis on proper product pricing and new marketing campaigns continues to drive higher margin and more profitable sales, as shown by our record results in quarter three of FY2017.  We continue to manage our costs to improve gross margins in the face of these difficult economic conditions in our target markets. We expect that this operational discipline will be key to maintaining profit margins going forward as we are beginning to experience increases in raw material costs.

During our Annual Meeting in November 2016, the Company’s Senior Management outlined its strategic plan for increasing the Company’s sales, profitability, and market presence. This presentation was an update of the plan we unveiled during our previous annual meeting in November 2015. The continued improvement in our quarterly and year to date results for FY2017 are evidence that this strategy has been successful. As part of the most recent presentation, it was communicated that all required investments associated with this effort would be paid primarily by internally generated cash flow rather than relying on external financing. We successfully upgraded and launched our new website during the recent quarter, utilizing funding from a previously secured term loan.  We have successfully moved forward with marketing and product development initiatives in FY2017 at a pace that can be supported by our current level of business and cash generation.   Consequently we are not anticipating the need to do any fundraising activities in the near future to support our current strategic plan.

Since the recent U.S. Presidential and Congressional elections, there have been reports of expected  proposed changes to the U.S. tax code, tariffs on imported goods, and other legislation that could impact our business. To date none of this has come to pass. An emphasis on “Buy American” programs by our government, as well as OEMs who use flat free tires on their American made products, could positively impact our business, since Amerityre is a leading domestic manufacturer of flat free polyurethane tires. However, these types of changes are usually slow to be implemented and predicting when any benefits may appear is impossible, Amerityre management has chosen to proceed with its strategic plan irrespective of any potential or pending changes to trade legislation. We believe that this plan will be successful regardless of the political landscape, although we acknowledge that some of the rumored legislation could provide a tailwind for our business if it was to be enacted.

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

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at March 31, 2017, totaling $479,633 with accumulated amortization of $324,727 for a net book value of $154,906.  Patent and trademark costs capitalized at March 31, 2016, totaled $479,633 with accumulated amortization of $297,421 for a net book value of $182,212.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of March 31, 2017 and 2016, respectively, there were no pending patents.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- for each of the years ended March 31, 2017 and 2016, respectively.

Amortization expense for the years ended March 31, 2017 and 2016 was $20,473 and $20,498 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the periods ended March 31, 2017 and 2016 reflect the impact of FASB ASC 718. Stock-based compensation expense recognized under FASB ASC 718 for the fiscal years ended March 31, 2017 and 2016 was $25,706 and $56,238, respectively, related to employee stock options and employee stock grants.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for fiscal years ended March 31, 2017 and 2016 assume all awards will vest; therefore no reduction has been made for estimated forfeitures.

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

The following summary table presents a comparison of our results of operations for the three and nine months ended March 31, 2017 and 2016 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	(in 000’s)		Change	(in 000’s)		Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Net revenues	$1,134	$936	21.2%	$2,849	$2,865	(0.6%)
Cost of revenues	(694)	(618)	12.3%	(1,861)	(2,082)	(10.6%)
Gross profit	440	318	38.4%	988	783	26.2%
Research and development expenses	(54)	(57)	(5.3%)	(163)	(166)	(1.8%)
Sales and marketing expense	(65)	(54)	20.4%	(191)	(220)	(13.2%)
General and administrative expense	(171)	(172)	(0.5%)	(511)	(667)	(23.4%)
Other income (expense)	(2)	-	100.0%	(7)	(2)	250.0%
Net income (loss)	148	35	322.9%	116	(272)	(142.6%)
Preferred stock dividend	(25)	(25)	0.0%	(75)	(75)	0.0%
Net income (loss) attributable to common shareholders	$123	$10	1130%	$41	$(347)	(111.8%)

Results for quarter three FY2017 represent record quarterly net income results for Amerityre. Increased closed cell foam tire sales were the main driver for the higher sales revenue for the quarter. As expected, the agricultural tire segment continued to be weak as farmers remained cautious with their equipment purchases in an environment of depressed farmer income. For the nine month period ending March 31, 2017, sales are basically flat year over year, but gross profit and net income show dramatic improvements over the period compared with the same period in FY2016. Like many businesses, we are cautiously optimistic that general economic conditions will continue to improve, which will help maintain revenues at the higher levels than we experienced during the recent quarter.

Three Months Ended March 31, 2017 Compared to March 31, 2016

Net Sales.  Net sales of $1,133,610 for the quarter ended March 31, 2017, represents a 21.2% increase over net sales of $936,612 for the same period in 2016. These results were better than our expectations as increased optimism for a better general economy improved demand from many of our customers. Our sales were driven primarily by closed cell foam tire sales, where we continue to have a positive response to our marketing and pricing plans. Our forecast for the remainder of fiscal 2017 anticipates continued depressed agricultural tire sales, due to the continuation of the conditions causing depressed farm income.  We expect our polyurethane foam products to constitute the majority of our sales during the remainder of fiscal year 2017.

Cost of Revenues.  Cost of revenues for the quarter ended March 31, 2017 was $693,500 or 61.2% of sales compared to $618,366 or 66.0% of sales for the same period in 2016. Cost of revenues were higher due to increased sales levels, however as a percentage of sales cost of revenues was approximately 5% lower than the same period in 2016. This improvement was due to lower raw material costs compared with the previous year as well as better control of other costs due to better production efficiencies.  The Company continues to maintain sufficient production capacity to meet anticipated customer demand without incurring a proportionate increase in overall production costs.

Gross Profit.  Gross profit for the quarter ended March 31, 2017 was $440,110 compared to $318,246 for the same period in 2016. Gross profit increased by $121,864, or 38.3% over the same period in 2016, due to increased sales as noted above.  The March 31, 2017 gross profit reflects a 38.8% gross margin on product sales compared to a gross margin on product sales of 34.0% in the quarter ending March 31, 2016.

Research & Development Expenses (R&D).  Research and development expenses for the quarter ended March 31, 2017 were $54,130 compared to $56,839 for the same period in 2016. We continue to focus our R&D efforts on product formulation optimization and new product development.  The Company plans to maintain this level of expenditure as R&D is a key component of the company’s business improvement initiatives.

Sales & Marketing Expenses. Sales and marketing expenses for the quarter ended March 31, 2017 were $65,000 as compared to $53,639 for the same period in 2016. Sales and marketing expenses increased between periods primarily due to higher sales commissions offset by lower salary and travel costs.

General & Administrative Expenses.  General and administrative expenses for the quarter ended March 31, 2017 were $170,813 compared to $172,270 for the same period in 2016.  These results remained level with the previous year’s results due to management’s continued focus on cost control as part of the Company’s strategic operating plan.

Other Expense.  Other expense for the quarter ended March 31, 2017 was ($1,703) compared to ($842) for the same period in 2016. Other expense consists solely of interest expense and increased in the period due to our new bank debt facilities.

Net Income.  Net income for the quarter ended March 31, 2017 of $148,464 represents a 322.9% improvement compared to the net income for the quarter ended March 31, 2016 of $34,656.  Continued successful implementation of the Company’s strategic plan resulted in cost savings and improved revenues resulting in record quarterly results.

Nine months Ended March 31, 2017 Compared to March 31, 2016

Net Sales.  Net sales of $2,849,370 for the nine months ended March 31, 2017, represents a 0.6% decrease over net sales of $2,865,433 for the same period in 2016. These results were in line with our expectations as we anticipated that agricultural tire markets would remain weak. We continue to have a positive response to our marketing efforts for our polyurethane foam tires. Our forecast for remainder of fiscal 2017 anticipates continued depressed agricultural tire sales, due to the continuation of business conditions causing depressed farm income.  We are optimistic that the increase in closed cell polyurethane foam product sales we saw in the recent quarter will continue for the 4th quarter of FY2017.

Cost of Revenues.  Cost of revenues for the nine months ended March 31, 2017 was $ 1,861,288 or 65.3% of sales compared to $2,081,813 or 72.7% of sales for the same period in 2016. Cost of revenues were lower due to better manufacturing efficiencies, use of fully depreciated assets causing manufacturing depreciation expense to be lower, lower manufacturing repairs and maintenance, and lower manufacturing and shipping supplies, offset by increases in raw materials expenditures related to increased sales and higher direct labor cost when compared to the prior period.  The Company continues to maintain sufficient production capacity to meet anticipated customer demand without incurring a proportionate increase in overall production costs.

Gross Profit.  Gross profit for the nine months ended March 31, 2017 was $988,082 compared to $783,620 for the same period in 2016. Gross profit increased by $204,462 or 26.1% over the same period in 2016 due to the factors discussed previously.  The March 31, 2017 gross profit reflects a 34.7% gross margin on product sales compared to a gross margin on product sales of 27.3% in the same period of 2016.

Research & Development Expenses (R&D).  Research and development expenses for the nine months ended March 31, 2017 were $163,174 compared to $166,406 for the same period in 2016. While research and development expenses are flat between the periods we continue to focus on product formulation research and new product development.

Sales & Marketing Expenses. Sales and marketing expenses for the nine months ended March 31, 2017 were $191,191 compared to $219,898 for the same period in 2016. Sales and marketing expenses decreased $28,707 between periods primarily due to the impact of the company’s new commission program, lower salary costs, and lower travel costs, offset by increased trade show expenses related to our attendance at four trade shows during this nine month period.

General & Administrative Expenses.  General and administrative expenses for the nine months ended March 31, 2017 were $510,596 compared to $666,910 for the same period in 2016. This decrease between periods of $156,314 is driven by lower costs related to wages, stock based compensation, warranty expense and professional fees.

Other Expense.  Other expense for the nine months ended March 31, 2017 was ($6,667) compared to ($2,267) for the same period in 2016. Other expense consists solely of interest expense and increased in the period due to our new bank debt facilities.

Net Income (Loss).  Net income for the nine months ended March 31, 2017 of $116,454 represents a 142.6% improvement from the net loss for the nine months ended March 31, 2016 of ($271,861).

Liquidity and Capital Resources

Our principal source of liquidity consists of cash and payments received from our customers.  We do not have any significant revolving credit arrangements.  Historically, our expenses have exceeded our sales, resulting in operating losses.  From time to time, we have obtained additional liquidity to fund our operations through the sale of shares of our common stock and the placement of short-term debt instruments.  At the end of fiscal years 2016 and early 2017, we were able to obtain term bank debt financing to finance critical manufacturing and facility equipment and operating enhancements which will be placed in service in fiscal year 2017. Improvements in our operating results and general cash position have prompted us to refrain from outside financing.  Additionally, management has notified our preferred shareholder that we will be suspending future payments of their preferred cash dividend payments, so the Company can increase its working capital levels.

We have historically not succeeded in establishing favorable revolving short term financing such as lines of credit. In the quarter ended March 31, 2015, we entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed. As of  March 31, 2017, we have not needed to activate this financing option due to increased focus on executing established collection policies and proactive communication with repeat customers, including adjusting credit limits to allow for increased sales volume where warranted.

Cash Flows

The following table sets forth our cash flows for the quarters ended March 31, 2017 and 2016.

	Nine months ended Mar. 31,
	(in 000’s)
	2017	2016
Net cash provided (used) by operating activities	$273	$(272)
Net cash used by investing activities	(15)	-
Net cash used by financing activities	(15)	(80)
Net increase (decrease) in cash during the period	$243	$(352)

Net Cash Used by Operating Activities. Our primary sources of operating cash for the nine months ended March 31, 2017 came from collections from customers. Our primary use of operating cash was an increase in prepaid and other current assets, specifically related to renewal of insurance policies, and a decrease of accounts payable and accrued expenses.  Net cash provided by operating activities was $273,298 for the quarter ended March 31, 2017 compared to net cash used by operating activities of $272,473 for the same period in 2016.

Non-cash items include depreciation and amortization and stock based compensation. Our net income was $116,454 for the nine months ended March 31, 2017 compared to a net loss of ($271,861) for the same period in 2016. The net income for fiscal 2017 included non-cash expenses for depreciation and amortization of $77,171 and stock-based compensation (both stock issued and options) of $20,706. As of March 31, 2016, depreciation and amortization was $116,338 and stock-based compensation (both stock issued and options) totaled $56,238.

Net Cash Used by Investing Activities.  Net cash used by investing activities was $15,187 for the nine months ended March 31, 2017 and $0 for the same period in 2016. For the nine months ended March 31, 2017 we purchased critical facility equipment of which $15,187 was paid in cash the remainder financed through bank financing.

Net Cash Used by Financing Activities.  Net cash used by financing activities was $14,606 for the nine months ended March 31, 2017 and $79,925 for the same period in 2016. The primary use of cash for the quarter ended March 31, 2017 was payment toward the capital lease of $4,566 and payment of notes payable of $10,040.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at March 31, 2017.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$448,200	$137,700	$310,500	$-	$-
Capital lease (2)	10,077	7,285	2,792	-	-
Bank debt (3)	83,119	17,141	59,726	6,252	-
Total contractual cash obligations	$541,396	$162,126	$373,018	$6,252	$-

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

(2)	In July 2015, we entered into a capital lease for research and development equipment for $19,337.
(3)
In June and July 2016, in two separate bank promissory notes, we financed critical manufacturing and facility equipment and operating enhancements which will be placed in service throughout fiscal year 2017.

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At May 9, 2017, our total cash balance was $457,018, none of which is restricted; accounts receivables was $266,143; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $694,154. Our total indebtedness was $499,409 and includes $344,245 in accounts payable and accrued expenses, $17,822 in current portion of long-term debt, $9,525 in capital lease liability and $127,629 in long-term debt.

We have been working during the past year to improve our liquidity and access to capital resources. As we discussed in our November 2016 Shareholder meeting, we require more capital resources to execute our strategic business plan. However, we have decided to finance these initiates out of internal cash flow rather than pursue financing with banks or other financial institutions. While this may delay the implementation of some initiatives, we believe that raising external capital at this time is not the prudent cost of action at this time, and the key initiatives can be adequately financed from operating cash flow.

The Company currently does not have an existing revolving credit facility. In June and July 2016, in two separate bank promissory notes, we financed critical manufacturing and facility equipment and operating enhancements which will be placed in service in fiscal year 2017.  Over the past year, we have worked with our vendors to obtain extended credit terms and increase credit lines where needed. Additionally, we continue to focus on adherence to established collection policies and proactive communication with repeat customers, including adjusting credit limits to allow for increased sales volume where warranted. We have entered into a short term receivable factoring agreement with a third party to sell our receivable invoices for faster cash flow if required.

We are intent on focusing on the sale and distribution of profitable product lines. We are limiting our capital expenditures to that required to maintain current manufacturing capability or support business initiatives identified in our strategic sales plan.  We continue to work to reduce our overall costs wherever possible.

Management continues to execute its strategic plan focusing on “Profitability as a Mindset”.  Our emphasis on proper product pricing and new marketing campaigns has driven more profitable sales. This analysis, in some cases, has resulted in lost revenues as unprofitable sales have been discontinued. The Company continues to achieve improvement in results as we improve our efficiency which enables us to reduce our breakeven level of sales. We believe our program to establish “Profitability as a Mindset” is a success and we are committed to continuing these efforts to achieve higher levels of profitability.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended March 31, 2017, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.

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

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.2	2017 Stock Option and Award Plan

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 10, 2017

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)