Form 10-K
period 2017-06-30
AMERITYRE CORP
filed 2017-09-18
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
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

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

On September 13, 2017 there were 43,312,107 shares of common stock of the Registrant outstanding.

As of December 31, 2016, the Registrant's most recent second quarter, there were 41,492,787 shares of common stock of the Registrant held by non-affiliates outstanding with a market value $414,928 (based upon the closing price of $0.01 per share of common stock as quoted on the NASD: OTCQB Marketplace).

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement, which will be issued in connection with the 2017 Annual Meeting of Shareholders of Amerityre Corporation, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMERITYRE CORPORATION
2017 ANNUAL REPORT ON FORM 10-K

AMERITYRE CORPORATION
2017 ANNUAL REPORT ON FORM 10-K

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

Products

Our polyurethane material technology is based on two main proprietary formulations; closed-cell polyurethane foam, a lightweight material with high load-bearing capabilities for low duty cycle applications, and Elastothane®, a high performance polyurethane elastomer with high load-bearing capabilities for high duty applications.  We are concentrating on three segments of the tire market: closed-cell polyurethane foam tires for various light duty applications, polyurethane elastomer tires for industrial equipment, and polyurethane elastomer tires for agricultural applications.

Closed-Cell Polyurethane Foam Tires

We currently manufacture closed-cell polyurethane foam tires for bicycles, carts, hand trucks, lawn and garden, wheelbarrow, personnel carriers, and medical mobility products.  Our closed-cell polyurethane foam products are categorized as flat-free because they have no inner tube, do not require inflation and will not go flat even if punctured.  Our tires are mounted on a wheel rim in much the same way as a pneumatic tire.  Our closed-cell polyurethane foam products are virtually maintenance free, non-toxic, provide extended tire life, and offer superior energy efficiency compared to rubber based tires.  Closed cell foam tires and components accounted for 98% of fiscal 2017 revenues.

Polyurethane Elastomer Industrial Tires

We have developed solid polyurethane industrial tires made of Elastothane®.  We currently produce over 20 sizes for Class 1, 4 and 5 forklifts, as well as elastomer tires for scissor lifts. We believe our tires are superior to rubber tires as they are non-marking, more energy efficient, carry greater load weight, are made of non-toxic materials, operate in lower temperature environments and have longer service life.  During fiscal year 2017 we introduced an updated product formulation. During fiscal year 2017 there were minimal revenues attributable to elastomer industrial tires.

Agricultural Tires

Amerityre has developed three products for the agricultural tire market, flat-free pivot tires used in irrigation systems, seeder tires, and hay baler tires.  Sales of agricultural tires were negatively impacted by low commodity prices in fiscal year 2017.   Agricultural tires accounted for 2% of fiscal 2017 revenues.

Raw Materials and Supplies

The two principal chemical raw materials required to manufacture our products are known generically as polyols and isocyanates.  In addition, we purchase various chemical additives that are mixed with the polyols and isocyanates.  We purchase our chemical raw materials from multiple suppliers to assure adequate supply and competitive pricing. The quality of our raw materials is critical to the performance of our proprietary formulations.

In addition to the chemical raw materials, we purchase steel and plastic wheel components for use in tire and wheel assemblies.  We purchase these components from domestic and overseas suppliers.

Operations/Manufacturing

Our closed-cell polyurethane foam and elastomer products are primarily manufactured utilizing multiple–stationed, carousel molding presses.  We produce closed-cell foam products by pouring a proprietary polyurethane formula into a mold, which then spreads out in the mold.  The molding process occurs by reacting monomeric diphenylmethanediisocyanate (MDI) with polyol and other chemicals.  The reaction causes a cross linking of the chemicals, which cures into a solid. The closed-cell polyurethane foam or elastomer product is then removed from the mold and the process is repeated.

All of our products are inspected prior to shipment to ensure quality.  Any products considered by our quality control personnel to be defective are disposed of through traditional refuse disposal services.

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

We currently distribute our products directly from our manufacturing facility in Boulder City, Nevada.  During fiscal year 2017 we redesigned and relaunched our website. The website is used primarily as an education tool for current and potential customers but it also gives us the ability to process on-line sales of our products.

Internationally, we have several distribution partners established in Canada, Australia, and Europe. We continue to seek additional international sales and marketing partners to expand the worldwide sales and distribution of our products.

Customers

We have two customers who accounted for 31% of our sales for the year ended June 30, 2017 and three customers who accounted for 21% of our sales for the year ended June 30, 2016. In general, our customers are OEMs of lawn and garden products and outdoor power equipment, regional tire distributors, retail cooperatives, agricultural tire distributors, and retailers of lawn and garden products, bicycle tires and hand truck tires. With the introduction of internet sales functionality on our website we expect to gain more end user customers going forward.

Competition

There are several companies that produce not-for-highway-use or light-use tires from polyurethane foam such as Greentyre, who manufactures in the UK; Carefree Tire, who manufactures in China; Marastar (a division of Carlstar), who manufactures in China, and; Custom Engineered Wheels and Krypton Industries, who manufacture in India.  We believe our closed-cell polyurethane foam tires are superior to the polyurethane foam tires offered by the aforementioned competitors because our closed cell technology gives our products higher load bearing characteristics than competitor tire products that have open-cell polyurethane foam, while producing a ride quality comparable to a pneumatic tire. We believe we are the largest USA-based manufacturer of polyurethane flat free tires.

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

In the agricultural tire market, the market leader is Titan Tire USA, a global manufacture of agriculture pneumatic tire and wheel assemblies.  In addition, Rhino Gator, BB Metal Works, and Mach II are North American competitors offering various types of flat free pivot tire solutions.  OEM manufacturers of pivot irrigation systems, such as Valmont Industries and Lindsay, have developed their own flat free tires for their irrigation systems. There are various domestic and international competitors in the seeder tire and hay baler tire markets.

Intellectual Property Rights

We seek to obtain patent protection for, or to maintain as trade secrets, those inventions that we consider important to the development of our business.  We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and branding.  We control access to our proprietary technology and enter into confidentiality agreements with our employees and other third parties.  We own twelve issued U.S. patents.  We use various trademarks in association with marketing our products, including the names Amerityre®, Elastothane®, Arcus®, Atmospheric®, Logo®, and Kik®.

Trade Secrets

Our polyurethane material technology is based on two key proprietary formulation types; a closed-cell polyurethane foam, which is a lightweight material with high load-bearing capabilities for low duty cycle applications, and a polyurethane elastomer, which is a high performing material with high load-bearing capabilities for high duty applications. Our technology has been maintained as Trade Secret by combination of limited and controlled access to our facility along with a use of non-disclosure agreements with persons that have been afforded access.  To the best of our knowledge and belief, we have maintained the technology as trade secrets as required to provide for the protection of our polyurethane material technology under U.S. trade secret laws.

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

Employees

As of September 13, 2017, we had 17 full-time employees and 2 part-time employee, including 6 salaried and 13 hourly employees.  We hire temporary labor as required to meet peak manufacturing needs.  We believe that we will be able to hire a sufficient quantity of qualified laborers in the local area to meet our business needs.  Our manufacturing process does not require special skills, other than training to our production techniques and specific equipment.  Our employees are not represented by a labor union or a collective bargaining agreement.  We consider our relations with our employees to be good.

Research and Development

We consider Research and Development activities to be a critical part in our growth strategy.  Our current research and development activities are focused primarily on product improvement (i.e., forklift tires and agriculture tires) and maintaining cost efficient manufacturing processes.  We continue to investigate new, potentially lower cost polyurethane foam formulations to supplement our premium formulations and increase the Company’s competitive position in specific market segments.  Due to the Company’s limited resources, tire projects which are contingent on additional development, such as automotive tires, have been put on hold and will be revisited at a later date when sufficient resources are available.  Research and development expenses of an external testing nature were $44,093 and $58,319, for fiscal 2017 and 2016, respectively.  All research and development expenses of the Company including internal and external expenses were $227,092 and $222,094, for fiscal 2017 and 2016, respectively.

ITEM 1A. RISK FACTORS

Historically, we have lost money from operations and we have made no provision for any contingency, unexpected expenses or increases in costs that may arise.

Before fiscal year 2017, Amerityre has lost money from operations.

Since inception, we have been able to cover our operating losses from the sale of our securities.  During fiscal year 2017, we were able to achieve positive annual net income for the first time in Amerityre’s history. While we are optimistic that we will be able to continue this positive trend, there is no guarantee that this will be the case.  If we were to experience negative net income in future years, there is no guarantee that sources of funds from the financial markets will be available to cover future operating losses. If we are unable to obtain adequate sources of funds to operate our business we may not be able to continue as a going concern.

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

The U.S. economy has experienced “slow growth” since the last U.S. recession and general downturn in global economy growth rates. Particularly poor market conditions in the Agricultural equipment markets has impaired our agricultural tire sales for the past 3 years. A continuation or worsening of these conditions, including credit and capital markets disruptions, could have an adverse impact on our business, operating results or financial position in a number of ways. We may experience declines in revenues and cash flows as a result of reduced orders, payment delays or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and customers. We may incur increased costs or experience difficulty with our ability to borrow in the future or otherwise with financing our operating, investing or financing activities. Any of these potential problems could hinder our efforts to increase our sales and might, if severe and extensive enough, cause our sales to decline, jeopardizing our ability to operate.

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

Our limited resources and working capital levels may hinder our ability to take advantage of business development opportunities in our various market segments, reducing growth and profitability of the Company.

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

Our business operations are subject to a variety of national, state and local laws and regulations, many of which deal with the environment and health and safety issues. We believe we are in compliance with applicable environmental and worker health and safety requirements. However, significant future expenditures may be necessary if compliance standards change or unknown conditions that require remediation are discovered. If we fail to comply with present and future environmental and worker health and safety laws and regulations, we could be subject to future liabilities or interruptions in our operations, which could have a material adverse effect on our business.

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

Because our tire products are derived from relatively new technology, our product liability insurance costs will likely increase and we may be exposed to product liability risks that could adversely affect profitability.

Even if tests indicate that our tires meet industry performance standards, these products may subject us to significant product liability claims because the technology is new and there is little history of long term use.  Moreover, because our products are and will be used in applications where their failure could result in injury we could also be subject to product liability claims.  Introduction of such new products and increased use of our existing products will most likely increase our product liability premiums and defense of potential claims could increase insurance costs even further, which could substantially increase our expenses.  Any insurance we obtain may not be sufficient to cover the losses incurred through such lawsuits.

Significant increases in the price of chemicals, steel and other raw materials used in our products could increase our production costs and decrease our profit margins or make our products less competitive in the marketplace due to price increases.

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

Our technology has been developed by a small team and only a limited number of the members of our management team maintain the technical knowledge to produce our products.  Our future success depends, to a significant extent, upon our ability to retain and attract the services of these and other key personnel.  The loss of the services of one or more members of our management team could hinder our ability to effectively manage our business and implement our growth strategies.  Finding suitable replacements could be difficult, and competition for such personnel of similar experience is intense.  We do not carry key person insurance on any of our officers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of June 30, 2017, we did not have any unresolved comments with the staff of the Securities and Exchange Commission.

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

ITEM 3. LEGAL PROCEEDINGS

As of June 30, 2017, we were not involved in any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB Marketplace ("OTC"). The following table sets forth for the periods indicated the high and low sale prices of our common stock.  Prices represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal year ended June 30,	High	Low

2017
Fourth Quarter	$0.04	$0.02
Third Quarter	$0.05	$0.01
Second Quarter	$0.02	$0.01
First Quarter	$0.04	$0.01

2016
Fourth Quarter	$0.04	$0.04
Third Quarter	$0.07	$0.04
Second Quarter	$0.05	$0.03
First Quarter	$0.10	$0.07

The closing price of our common stock on the OTC on September 13, 2017 was $0.03 per share.  There were approximately 485 holders of record of our common stock and 43,312,107 shares of common stock outstanding based on information provided by our transfer agent, Interwest Transfer Company, 1981 E. Murray-Holladay Road, Holladay, Utah 84117.

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

In order to conserve cash, we have suspended payments of dividends on our Preferred Stock since March 2016. We have accrued these dividends and will pay these dividends once management has determined that the company cash position can support such payments.

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

We concentrate on three segments of the flat free tire market:  light duty polyurethane foam tires, polyurethane elastomer industrial tires and agricultural tires. Our focus continues to be applications and markets where our advantages in product technology and tire performance give us an opportunity to obtain premium pricing. Our most recent activities in these areas are set forth below:

Light Duty Polyurethane Foam Tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and dealers accounts for the majority of our revenue. We have the ability to produce a broad range of products for the light duty tire market. Our efforts in product development and marketing allow us to build customer relationships and expand sales with original equipment manufacturers and tire distributors.  We continue our focus on creating unique product solutions for customers with specific tire performance requirements. Over fiscal year 2017 we have seen increased demand for our golf cart and baggage cart tires, and we expect this trend to continue in the future. Our international sales have been adversely affected by the strong US dollar over the past year. However, recent weakening of the US dollar over the past 3 months indicates that this headwind may be subsiding, which may help to improve our international sales going forward.

Polyurethane Elastomer Industrial Tires – During the fourth quarter of fiscal year 2016 we relaunched the forklift tire product line with select customers. The acceptance of these tires in the marketplace during fiscal year 2017 has been much slower than expected and, as a result, sales for fiscal year 2017 have been less than anticipated.  Our scissor lift tire has also experienced limited interest as we have been unable to gain approval from scissor lift OEMs.  These products contributed negligible revenue during fiscal year 2017. We intend to continue to promote these products in our target markets to improve market acceptance and establish market share.

Agricultural Tires – Sales of agricultural tires were negatively impacted by low farm commodity prices, which have reduced farm income levels and funds available for the purchase of farm equipment. Recent projections of farm commodity pricing indicate that the market may have hit bottom, but no substantial increase in spending by farmers is anticipated soon.  Large agricultural equipment suppliers are more optimistic about farmer income and farm-related spending for the upcoming year, but we are expecting continued difficult conditions for our tire sales until we see substantial evidence of a turnaround in the markets. We will manage our business accordingly, continuing our efforts to educate the agricultural market on the benefits of our products while investing in R&D to develop new products for this market segment.

Due to the Company’s limited resources, tire projects which are contingent on additional significant development, such as automotive tires, have been put on hold and will be revisited at a later date. However, we believe investment in R&D for new and improved products is important to the continued turnaround in our overall business, and we will selectively invest in promising opportunities that fit in our current budget. Over the past year we hired a R&D chemist to assist in the development and optimization of our formulations. We expect our investments in R&D activities will prove to be a prudent use of our limited capital resources.

As described above, our product line covers diverse market segments which are unrelated in terms of customer base, product, distribution, market demands and competition. Our sales team is comprised of our in-house sales department supplemented by three independent manufacturer representatives whose experience is complementary to our product portfolio.  The Company’s emphasis on proper product pricing and new marketing campaigns continues to drive more profitable sales, as shown by our profitable fiscal year 2017 annual results.  We invested in upgrading our website during fiscal year 2017 and the revised website has helped to educate the marketplace about our products as well as generate some online sales. We have a solid backlog for orders to be delivered over the next 12 months.  However, we expect that the challenging economic environment, particularly in the agricultural market, will continue to provide strong headwinds and negatively impact our drive towards consistent and increasing profitability. We are optimistic that the current US administration’s emphasis on “Buy American Products” may provide new sales opportunities for us in fiscal year 2018.

During our Annual Meeting in December 2016, the Company’s Senior Management continued discussion of our strategic initiative, called “Profitability as a Mindset”, a plan for increasing the Company’s sales, profitability, and market awareness. Since its initial introduction in 2015, the Company has been successful in implementing improvements to business processes and systems despite limited availability of resources. This program has driven improvements to the bottom line and enabled the Company to achieve record profitability despite a challenging environment for revenue growth.  The focus of this program going forward will emphasize development of new distribution channels while maintaining our cost control discipline.

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

The Financial Accounting Standards Board (“FASB”) has issued a comprehensive new revenue recognition standard which supersedes existing revenue recognition guidance, including industry-specific guidance under generally accepted accounting principles and will be effective for us starting fiscal year 2018.

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at June 30, 2017, totaling $487,633 with accumulated amortization of $331,681 for a net book value of $155,952. Patent and trademark costs capitalized at June 30, 2016, totaled $479,633 with accumulated amortization of $304,254 for a net book value of $175,379.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of June 30, 2017 and 2016, respectively, there were no pending patents.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- for the years ended June 30, 2017 and 2016, respectively.

Amortization expense for the years ended June 30, 2017 and 2016 was $27,427 and $27,331 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of FASB Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the fiscal years ended June 30, 2017 and  June 30, 2016 reflect the impact of FASB ASC 718. Stock-based compensation expense recognized under FASB ASC 718 for the fiscal years ended June 30, 2017 and 2016 was $27,807 and $68,805, respectively, related to employee stock options and employee stock grants.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for fiscal years ended June 30, 2017 and June 30, 2016 assume all awards will vest; therefore no reduction has been made for estimated forfeitures.

Results of Operations

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our sales and cash flows.  These key performance indicators include:

·	Revenues, net of returns and trade discounts, which consists of product sales and services and is an indicator of our overall business growth and the success of our sales and marketing efforts;

·	Gross profit, which is an indicator of both competitive pricing pressures and the cost of goods sold of our products and the mix of product and license fees, if any;

·	Growth in our customer base, which is an indicator of the success of our sales efforts; and

·	Distribution of sales across our products offered.

During fiscal year 2017, the Company achieved positive annual net income (before preferred dividends) for the first time in its history. The following summary table presents a comparison of our results of operations for the fiscal years ended June 30, 2017 and June 30, 2016, with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

			Percent
	Fiscal Year Ended June 30,		Change
	(in 000’s)
	2017	2016	2017 vs. 2016
Net revenues	$3,629	$3,781	(4.0)%
Cost of revenues	(2,444)	(2,670)	(8.5)%
Gross profit	1,185	1,111	6.7%
Research and development expenses	(227)	(222)	2.3%
Sales and marketing expense	(248)	(286)	(13.3)%
General and administrative expense (1)	(661)	(843)	(21.6%
Loss on assets, due to write down or disposal	(6)	-	100%
Other expense	(10)	(3)	233.3%
Net income (loss)	33	(243)	(114.0)%
Preferred stock dividend	(100)	(100)	-%
Net loss attributable to common shareholders	$(67)	$(343)	(80.5)%

(1)  Includes stock-based compensation expense of $27,807 and $68,805 for the fiscal years ended June 30, 2017 and 2016, respectively.

Year Ended June 30, 2017 Compared to the Year Ended June 30, 2016

Net revenues. Net revenues of $3,628,566 for the year ended June 30, 2017, represents a decrease of $152,633 or 4.0 % decrease, over net revenues of $3,781,199 the year ended June 30, 2016. These results were in line with our expectations as we anticipated that agricultural tire and industrial tire markets would remain weak. We continue to have a positive response to our marketing efforts for our polyurethane foam tires, particularly our golf cart and baggage cart tires. Our forecast for fiscal year 2018 anticipates continued depressed agricultural tire sales, with higher demand for our larger sized polyurethane foam tires.

Cost of revenues.  Cost of revenues for the year ended June 30, 2017 was $2,444,102 or 67.4% of revenues compared to $2,670,442 or 70.6% of revenues for the year ended June 30, 2016. Cost of revenues were lower due to better manufacturing efficiencies, use of fully depreciated assets causing manufacturing depreciation expense to be lower, lower manufacturing repairs and maintenance, and lower manufacturing and shipping supplies, offset by increases in raw materials expenditures related to increased sales and higher direct labor cost when compared to the prior period.  We continue to work with our supply chain to reduce our raw material costs, although we have seen increases in raw material costs across the board during our fourth fiscal quarter.

Gross Profit.  Gross profit for the year ended June 30, 2017 of $1,184,464 represents a 6.6% increase over gross profit of $1,110,757 for the year ended June 30, 2016. The fiscal 2017 gross profit reflects a 32.6% gross margin for product sales compared to a gross margin on product sales of 29.4% for fiscal 2016.

Research and Development expenses.  Research and Development expenses for the year ended June 30, 2017 were $227,092, a 2.3% increase in the research and development expenses for the year ended June 30, 2016 of $222,094. We continue to focus on product formulation research and new product development.

Sales and Marketing expenses.  Sales and Marketing expense of $248,290 for the year ended June 30, 2017 represents a        13.3% decrease over the same expenses of $285,831 for the year ended June 30, 2016. Sales and marketing expenses decreased $37,541 between periods primarily due to lower sales commissions, lower salary costs, and lower travel costs, offset by increased trade show expenses related to our attendance at four trade shows during the year.

General and Administrative expenses. General and Administrative expenses of $661,245 for the year ended June 30, 2017 represent a 21.5% decrease over the same expense of $842,859 for the year ended June 30, 2016.  This decrease between periods of $181,614 is driven by lower costs related to wages, stock based compensation, warranty expense and professional fees. Our continued focus on cost control is reflected in these results.

Other Income/ (Expense).  Other expense for the year ended June 30, 2017 was $14,516 compared to $3,025 for the year ended June 30, 2016. Other expense consists solely of interest expense and increased in the period due to our new bank debt facilities offset by de minimus interest income, and loss on assets no longer in use or written down.

Net Income (Loss).  The net income for the year ended June 30, 2017 of $33,321 represents a 114.0% increase from the net loss for the year ended June 30, 2016 of $243,052.  However, net loss to common shareholders, which includes the impact of the preferred share dividend, was $66,679, representing 80.7% decrease when compared to fiscal year 2016.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and payments received from our customers.  We do not have any significant revolving credit arrangements.  Historically, our expenses have exceeded our sales, resulting in operating losses.  From time to time, we have obtained additional liquidity to fund our operations through the sale of shares of our common stock and the placement of short-term debt instruments.  At the end of 2016, we were able to obtain term bank debt financing to finance critical manufacturing equipment and operating enhancements, the majority of which was placed in service in fiscal year 2017.  Management continues to evaluate financing options but is choosing to delay financing at terms that subject the Company to high costs of debt and are reluctant to raise money through stock sales at what we believe are highly dilutive share prices.  Additionally, management has notified our preferred shareholder that we are suspending future payments of their preferred cash dividend payments, so the Company can increase its working capital levels.

We have historically not succeeded in establishing favorable revolving short term financing such as lines of credit. In the quarter ended March 31, 2015, we entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed. As of June 30, 2017, we have not needed to activate this financing option due to increased focus on adherence to established collection policies and proactive communication with repeat customers, including adjusting credit limits to allow for increased sales volume where warranted.

Cash Flows

The following table sets forth our cash flows for the fiscal years ended June 30, 2017 and 2016.

	Years ended June 30,
	(in 000’s)
	2017	2016
Net cash provided by operating activities	$123	$(74)
Net cash used in investing activities	(29)	(8)
Net cash used in financing activities	(21)	(106)
Net increase (decrease) in cash during period	$73	$(188)

Net Cash Provided By Operating Activities. Our primary sources of operating cash during fiscal 2017 came from our net income, timely collection of accounts receivable and sales of inventory, and payments on vendor accounts at June 30, 2017.  Net cash provided by operating activities was $122,500 for the year ended June 30, 2017 compared to cash used of $74,223 for the same period in 2016.

Non-cash items include depreciation and amortization, stock based compensation and loss on assets, due to write down or disposal.  Our net income was $33,321 for the year ended June 30, 2017 compared to a net loss of $243,052 for the same period in 2016.  The net income for fiscal 2017 included non-cash expenses for stock-based compensation (both stock issued and options) of $27,807.  In fiscal 2016, stock-based compensation (both stock issued and options) totaled $68,805.  Lastly, we experienced a non-cash loss on assets due to a write down in our analysis of lower of cost or market and separately a disposal.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $28,868 for the year ended June 30, 2017 and $7,642 for the same period in 2016.  The primary use of cash in investing activities for the year ended June 30, 2017 relates critical updates and an overhaul to our Company website; in 2016 $7,642 relates to the Nevada sales tax portion of prior acquisitions of property and equipment.

Net Cash Used In Financing Activities.  Net cash used in financing activities was $20,678 for the year ended June 30, 2017 and was solely for the payment of our lease and note payable liabilities.  During fiscal years ended June 30, 2016, the primary use of cash for financing activities was payment of $100,000 for the dividend related to our 2013 Series Convertible Preferred Stock issuance.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at June 30, 2017.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$414,000	$138,000	$276,000	$-	$-
Capital lease (2)	8,393	6,967	1,426	-	-
Bank debt (3)	88,614	21,349	67,265	-	-
Total contractual cash obligations	$511,007	$166,316	$344,691	$-	$-

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
(3)
In June and July 2016, in two separate bank promissory notes, we financed critical manufacturing and facility equipment and operating enhancements, the majority of which was placed in service in fiscal year 2017.

Cash Position, Outstanding Indebtedness, and Future Capital Requirements

At September 13, 2017, our total cash balance was $229,300, none of which is restricted; accounts receivables was $274,831; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $600,267. Our total indebtedness was $394,638 and includes $150,632 in accounts payable, $97,214 in accrued expenses, $16,619 in current portion of long-term debt, $7,222 in capital lease liability and $122,951 in long-term debt.

We have been working during the past year to improve our liquidity and access to capital resources. In order to fully execute the strategic business plan discussed during our shareholder meeting in November 2016, we required more capital resources. However, management decided that an equity financing at the market conditions at the time would be too dilutive and not in the best interests of our shareholders. We will continue to pursue potential opportunities to secure short-term loans, long-term bank financing, revolving lines of credit with banking institutions and equity based transactions with interested financial firms and strategic industry partners in our effort to improve the Company’s financial position and enhance shareholder value.

The Company currently does not have an existing revolving credit facility but we were able to obtain term bank debt financing at the end of 2016 to finance critical manufacturing equipment and operating enhancements the majority of which was placed in service in fiscal year 2017. We continue to work with our vendors to obtain extended credit terms and increase credit lines where needed. Additionally, we continue to focus on adherence to established collection policies and proactive communication with repeat customers, including adjusting credit limits to allow for increased sales volume where warranted.

We are intent on focusing on the sale and distribution of profitable product lines. Management continues to look for further financing facilities at affordable terms that will allow the Company to maintain sufficient raw material and finished goods inventory to capitalize on sales growth opportunities. We are limiting our capital expenditures to that required to maintain current manufacturing capability or support key business initiatives identified in our strategic sales plan.  We continue to work to reduce our overall costs wherever possible.

To help address our cash resources which at times may be limited, we have held discussions with banks and other lenders regarding establishing a line of credit for short term cash needs, however at this time we have not succeeded in establishing such a line of credit.  Lastly, we have entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed. During fiscal year 2017 we have not had the need to utilize any factoring of our invoices.

Management continues to execute its strategic plan focusing on “Profitability as a Mindset”.  The Company’s emphasis on proper product pricing and new marketing campaigns has driven more profitable sales. Improvement in results has continued and the Company has been successful in reducing its required breakeven sales level. The Company recently achieved full year profitability in fiscal year 2017.  We believe our program to establish “Profitability as a Mindset” is a success and we are committed to continuing these efforts.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended June 30, 2017, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  However, to expand manufacturing and sales operations beyond the current level, additional capital may be required.

The Company has, on occasion, instituted initiatives to incentivize sales of slower moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory, promote individual product lines, and improve our cash flow.

As of September 13, 2017, the Company has approximately 3,881,132 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

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

None.

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

The Company’s management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, the Company’s management has concluded that, as of June 30, 2017, the Company’s system of internal controls over financial reporting was effective to provide reasonable assurance based on those criteria.  The Company used the 2013 version of the COSO framework.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our Proxy Statement related to our 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than October 28, 2017 (120 days after the end of the fiscal year covered by this Annual Report on Form 10-K).

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

3.             Exhibits:
The exhibits to this report are listed on the Exhibit Index below.

(b)           Description of exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to our registration statement on Form 8-A12G (File No. 000-50053)).
3.2	Certificate of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(i) in our Form 10Q for the quarter ended December 31, 2012 (File No. 000-50053)).
3.3	Bylaws of the Company (incorporated by reference to our Form 8K dated September 25, 2013 (File No. 000-50053).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 18, 2017

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 18th day of September 2017.

/s/ Michael F. Sullivan	/s/ David Clark
Michael F. Sullivan Chairman of the Board	David Clark Director

/s/ David Hollister	/s/ George Stoddard
David Hollister Director	George Stoddard Director

/s/ Terry Gilland
Terry Gilland Director

AMERITYRE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Amerityre Corporation
Boulder City, Nevada

We have audited the accompanying balance sheets of Amerityre Corporation as of June 30, 2017 and 2016, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerityre Corporation as of June 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Haynie & Company PC
Salt Lake City, Utah
September 18, 2017

AMERITYRE CORPORATION
Balance Sheets

	June 30, 2017	June 30, 2016
ASSETS

CURRENT ASSETS
Cash	$340,256	$267,302
Accounts receivable	284,004	293,358
Current inventory - net	576,191	614,895
Prepaid and other current assets	112,368	103,803
Total Current Assets	1,312,819	1,279,358

PROPERTY AND EQUIPMENT
Leasehold improvements	196,223	153,543
Molds and models	577,549	577,549
Equipment	2,982,218	2,960,246
Furniture and fixtures	74,921	74,921
Construction in progress	17,351	10,198
Software	339,009	305,924
Less – accumulated depreciation	(3,914,142)	(3,849,937)
Total Property and Equipment - net	273,129	232,444

OTHER ASSETS
Patents and trademarks – net	155,952	175,379
Non-current inventory	228,403	180,050
Deposits	11,000	11,000
Total Other Assets	395,355	366,429
TOTAL ASSETS	$1,981,303	$1,878,231

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$468,489	$348,499
Current portion of long-term debt	19,382	20,518
Current portion of lease liability	6,967	6,249
Total Current Liabilities	494,838	375,266

Long-term debt	124,482	100,142
Long-term lease liability	1,426	8,394
TOTAL LIABILITIES	620,746	483,802

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 2,000,000 and 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common stock: 75,000,000 shares authorized of $0.001 par value, 43,312,107 and 42,175,287 shares issued and outstanding, respectively	43,312	42,175
Additional paid-in capital	62,615,728	62,579,558
Stock payable	-	4,500
Accumulated deficit	(61,300,483)	(61,233,804)
Total Stockholders’ Equity	1,360,557	1,394,429
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,981,303	$1,878,231

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations

	For the Years Ended June 30,
	2017	2016

NET SALES	$3,628,566	$3,781,199

COST OF REVENUES	2,444,102	2,670,442

GROSS PROFIT	1,184,464	1,110,757

EXPENSES
Research and development	227,092	222,094
Sales and marketing	248,290	285,831
General and administrative	661,245	842,859

Total Expenses	1,136,627	1,350,784

INCOME (LOSS) FROM OPERATIONS	47,837	(240,027)

OTHER INCOME/(EXPENSE)
Interest expense	(8,468)	(3,206)
Loss on assets, due to write down or disposal	(6,331)	-
Other income (expense)	283	181

Total Other Expense	(14,516)	(3,025)

NET INCOME (LOSS)	33,321	(243,052)

Preferred Stock Dividend	(100,000)	(100,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(66,679)	$(343,052)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	42,417,601	41,868,634

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit
Balance, June 30, 2015	2,000,000	$2,000	41,570,287	$41,570	$62,515,857	$-	$(60,890,752)
Preferred stock dividends	-	-	-	-	-	-	(100,000)
Stock option based compensation expense – options	-	-	-	-	47,731		-
Stock option based compensation expense for employee service	-	-	605,000	605	15,970	4,500	-
Net loss for the year ended June 30, 2016	-	-	-	-	-	-	(243,052)
Balance, June 30, 2016	2,000,000	2,000	42,175,287	42,175	62,579,558	4,500	(61,233,804)
Preferred stock dividends	-	-	-	-	-	-	(100,000)
Stock option based compensation expense – options	-	-	-	-	16,097	-	-
Stock option based compensation expense for employee and Board of Director service	-	-	1,136,820	1,137	20,072	(4,500)	-
Net income for the year ended June 30, 2017	-	-	-	-	-	-	33,321
Balance, June 30, 2017	2,000,000	$2,000	43,312,107	$43,312	$62,615,728	$-	$(61,300,483)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows

	For the Years Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$33,321	$(243,052)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	102,495	141,524
Change in allowance for bad debt recovery	-	(289)
Stock based compensation, employee and Board of Directors	27,807	68,805
Loss on assets, due to write down or disposal	6,331	-
Changes in operating assets and liabilities:
Accounts receivable	9,354	27,297
Prepaid and other current assets	(66,756)	(20,456)
Inventory and change in inventory reserve	(15,042)	41,929
Accounts payable and accrued expenses	24,990	(89,981)
Net Cash Provided (Used) by Operating Activities	122,500	(74,223)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(20,868)	(7,642)
Cash paid for patents and trademarks	(8,000)	-
Net Cash Used by Investing Activities	(28,868)	(7,642)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on lease liability	(6,250)	(4,694)
Payments on notes payable	(14,428)	(1,856)
Preferred stock dividends	-	(100,000)
Net Cash Used by Financing Activities	(20,678)	(106,550)
NET INCREASE (DECREASE) IN CASH	72,954	(188,415)
CASH AT BEGINNING OF YEAR	267,302	455,717
CASH AT END OF YEAR	$340,256	$267,302

NON-CASH FINANCING ACTIVITIES

Interest paid	$8,468	$3,206
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Capitalized lease	$-	$19,337
Reclassification of accounts receivable – related party to accounts receivable	$-	$6,312
Write off of previously reserved forklift tires	$81,224	$-
Purchase of fixed assets through debt	$95,823	$-
Accrued preferred stock dividends	$100,000	$-
Issuance of stock for stock payable	$4,500	$-
Issuance of stock for accrued expense	$5,000	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2017 and 2016

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
Concentrations of Risk
The Company places its cash accounts with high credit quality financial institutions and generally limits the amount of credit exposure to the amount in excess of the FDIC insurance coverage limit of $250,000 for interest bearing accounts.  As of June 30, 2017 and 2016, the Company had funds exceeding this limit.  The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk to cash.
Credit losses, if any, have been provided for in the financial statements and are based on management’s expectations. The Company’s accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual risks or significant risks in the normal course of its business.
We have two customers who accounted for 31% of our sales for the year ended June 30, 2017 and three customers who accounted for 21% of our sales for the year ended June 30, 2016
Cash and Cash Equivalents
We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  As of June 30, 2017 and 2016, respectively, we had no cash equivalents.
Trade Receivables

We generally charge-off trade receivables that are more than 120 days outstanding as bad-debt expense, unless management believes the amount to be collectable. The charge-off amounts are included in general and administrative expenses.   As of June 30, 2017 and 2016, the reserve for uncollectible accounts was $0, respectively.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2017 and 2016

Inventory
Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	2017	2016
Raw materials	$262,187	$257,260
Finished goods	595,910	663,666
Inventory reserve	(53,503)	(125,981)
Inventory – net (current and long term)	$804,594	$794,945

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

Depreciation expense for the years ended June 30, 2017 and 2016 was $75,068 and $114,193, respectively.
Patents and Trademarks
Patent and trademark costs have been capitalized at June 30, 2017, totaling $487,633 with accumulated amortization of $331,681 for a net book value of $155,952. Patent and trademark costs capitalized at June 30, 2016, totaled $479,633 with accumulated amortization of $304,254 for a net book value of $175,379.
The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of June 30, 2017 and 2016, respectively, there were no pending patents.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- for the years ended June 30, 2017 and 2016, respectively.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2016 and 2015

Amortization expense for the years ended June 30, 2017 and 2016 was $27,427 and $27,331 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:
·	any changes in the market relating to the patents that would decrease the life of the asset;
·	any adverse change in the extent or manner in which the patents are being used;
·	any significant adverse change in legal factors relating to the use of the patents;
·	current period operating or cash flow loss combined with our history of operating or cash flow losses;
·	future cash flow values based on the expectation of commercialization through licensing; and
·	current expectations that, more likely than not, the patents will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

The estimated amortization expense, based on current intangible balances, for the next five fiscal years beginning July 1, 2017 is as follows:

2018	$31,086
2019	$33,033
2020	$26,427
2021	$16,928
2022	$17,763
Thereafter	$30,715

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
Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the fiscal years ended June 30, 2017 and 2016 reflect the impact of FASB ASC 718. Stock-based compensation expense recognized under FASB ASC 718 for the fiscal years ended June 30, 2017 and 2016 was $27,807 and $68,805, respectively, related to employee stock options and employee stock grants.
FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for fiscal years ended June 30, 2017 and 2016 assume all awards will vest; therefore no reduction has been made for estimated forfeitures.
Basic and Fully Diluted Net Loss per Share
Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.
The Company’s outstanding stock options, warrants, and shares issuable upon conversion of outstanding convertible notes have been excluded from the diluted net loss per share calculation. The Company excluded a total of 4,280,000 and 4,300,000 common stock equivalents for the years ended June 30, 2017 and 2016, respectively because they are anti-dilutive.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2017 and 2016
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
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Net deferred tax assets consist of the following components as of June 30, 2017 and 2016:
	2017	2016
Deferred tax assets:
NOL carryover	$17,064,900	$17,050,100
Section 1231 loss carryover	59,900	24,300
Inventory reserve	18,700	44,100
R & D carryover	198,400	221,600
Accrued vacation	(12,700)	(11,700)
Deferred tax liabilities:
Depreciation	(16,000)	15,500
Valuation allowance	(17,313,200)	(17,343,900)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2017 and 2016 due to the following:

	2017	2016
Book income (loss)	$11,700	$(85,100)
Depreciation	18,000	9,100
Meals & entertainment	-	700
Nondeductible expenses	8,000	24,100
Accrued vacation	11,500	11,300
Inventory reserve	(25,400)	5,300
Receivable reserve	-	(100)
Loss on asset disposal	(300)	-
Valuation allowance	(23,500)	34,700
	$-	$-

At June 30, 2017, the Company had net operating loss carry-forwards of approximately $43,756,000 that may be offset against future taxable income from the year 2017 through 2036. No tax benefit has been reported in the June 30, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.
Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of June 30, 2017 the Company had no accrued interest or penalties related to uncertain tax positions.
The Company files income tax returns in the U.S. federal jurisdiction.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2017 and 2016

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
The FASB has issued a comprehensive new revenue recognition standard which supersedes existing revenue recognition guidance, including industry-specific guidance under generally accepted accounting principles and will be effective for us starting fiscal year 2018.
Shipping and Handling
Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales.
Product Warranties
The Company’s standard sales terms include a limited warranty on workmanship and materials to the original purchaser if items sold are used in the service for which they are intended. Specifically the Company warrants wheels, bearings, and bushings for one year from the date of purchase. In the past the Company estimated its warranty reserve based on historical experience with warranty claims and returns for defective items.  Because the Company has experienced limited items through the warranty process, in fiscal year 2016 the Company changed to actual, instead of estimated, warranty recognition.  This change in accounting principle did not have a material impact on the Company’s financial statements and as of June 30, 2017 and 2016, the Company had no estimated warranty reserves accrued.

Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended June 30, 2017 and 2016 was $3,776 and $5,329, respectively.
Sales Tax
In accordance with FASB ASC 605-45, formerly EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement, the Company accounts for sales taxes and value added taxes imposed on its good and services on a net basis in the Statement of Operations.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2017 and 2016

Recent Accounting Pronouncements
Issued
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
In May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" ASU 2016-12 amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.  The Company is adopting these new revenue recognition standards in its first quarter of fiscal year 2018 and expects there to be timing differences in revenue recognition solely due to when product is shipped versus when the customer take control of the product.
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

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2017 and 2016

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” Issued to provide clarity and reduce diversity on practice and the cost and complexity to a change in the terms and conditions of a share-based payment award. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The Company is currently evaluating the impact of the adoption of ASU 2016-09 on the Company's financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC, did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 2 – DEBT
A former board member, Silas O. Kines, who passed away on January 11, 2012, was also the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long term liability recorded on the transaction.  As of June 30, 2017, $2,000 and $62,940 (2016, $11,752 and $53,840) were recorded for the current and long-term portion, respectively, of the related liability.
In June 2016, the Company executed a term note with U.S. Bank to finance critical manufacturing equipment and operating enhancements.  Manufacturing equipment of approximately $29,000 was placed into service in July 2016.  The majority of the remaining operating enhancements were placed in service in fiscal year 2017.  Total amount financed was $55,068, at 5.59% interest, with payments of $1,059 due for 60 months starting July 2016.
In July 2016, the Company executed a term note with U.S. Bank to finance critical plant facility equipment which was placed into service in July 2016.  The total amount financed was $37,666 at 5.59% interest, with payments of $720 due for 60 months starting October 2016.
	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Bank debt (both US Bank facilities above)	$88,614	$21,349	$67,265	$-	$-

Total cash obligations	$88,614	$21,349	$67,265	$-	$-

NOTE 3 - CAPITAL LEASE
In July 2015 the Company entered into a capital lease for research and development equipment for $19,337 (which has accumulated depreciation of $7,574).
The following is a schedule by years of future minimum lease payments under capital leases together with present value of the net minimum lease payments as of June 30, 2017:
2018	$8,697
2019	739
2020	-
Total minimum lease payments	9,436
Less: executory costs	-
Net minimum lease payments	9,436
Less: amount representing interest	(1,042)
Present value of net minimum payments	$8,394

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2017 and 2016

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

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease	$414,000	$138,000	$276,000	$-	$-

Total contractual cash obligations	$414,000	$138,000	$276,000	$-	$-

Rent expense for the years ended June 30, 2017 and 2016 was $136,800 and $135,600, respectively.

NOTE 5 – STOCK TRANSACTIONS
During the years ended June 30, 2017 and 2016, the Company had the following stock transactions:
On December 13, 2013, the Board of Directors approved a resolution designating 2,000,000 shares of preferred stock, $0.001 par value, as 2013 Series Convertible Preferred Stock (the “2013 Series Shares”).  On December 18, 2013, the Company filed a Certificate of Designation with the Nevada Secretary of State for the 2013 Series Convertible Preferred Stock, which was approved by the Nevada Secretary of State on December 19, 2013.  The 2013 Series Shares have voting rights only on any matters directly affecting the rights and privileges of the 2013 Series Shares.  The 2013 Series Shares have a liquidation preference amounting to a return of the initial par value per share only, with no further participation in any distributions to other shareholders.  Any issued 2013 Series Shares will convert to the Company’s common stock at a ratio of ten shares of common stock for each share of the 2013 Series Shares (1) at any time at the election of the holder; or (2) automatically on the date that is six years after the date of original issuance of the shares.  Lastly, the 2013 Series Shares contain a quarterly cash dividend rate of 1.25% of the original issuance price of $1.00 per share or $100,000 per year as of June 30, 2017 and 2016, respectively.  In 2016, management notified our preferred shareholder that we are suspending future payments of their preferred cash dividend payments, so the Company can increase its working capital levels.
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
To the officers of Amerityre, 600,000 shares were granted on July 20, 2015 (valued at $0.03) with 75% of the grant allocated to the CEO and 25% of the grant allocated to the CFO.  The shares of stock vest ratably each quarter end during fiscal year 2016 and are payable immediately after the vesting date.  For the year ended June 30, 2016 the Company recognized $18,000 of compensation expense for these grants; $4,500 of which was a stock payable.  The final 150,000 shares under this stock award were issued in July 2016.
In February 2016, the Board approved 75,000 shares of stock be issued to a senior management employee in connection with his employment agreement, valued at $0.025 a share (fair value on the date of grant with a 50% discount pursuant to U.S. Internal Revenue Service, revenue Ruling 77-287).  These shares were issued in March 2016.
On January 21, 2017, 60,000 shares were granted to the Company’s Chief Financial Officer as part of her employment renewal.  The shares are valued as of January 20, 2017 ($0.04) and vest ratably through December 2017.  As of June 30, 2017, 30,000 of these shares have been earned and issued.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2017 and 2016

As of January 31, 2017, 225,000 shares were granted to the Company’s Board of Director’s as Board compensation for the term ending November 2017.  Each non-executive Board member receives 50,000 shares, with the Audit Committee Chair receiving 75,000 shares.  The shares vest ratably January – December 2017, valued at a fixed rate of $0.0155, the closing stock price on January 31, 2017.  As of June 30, 2017, 112,500 of these shares have been earned and issued.
On March 23, 2017, the Company’s Chief Executive Officer, finalized the negotiation of the replacement and extension of his employment contract.  While all material compensation terms were finalized February 23, 2017 other items within the agreement, filed via Form 8-k on March 27, 2017, were finalized as of March 23, 2017. The Agreement replaces the current employment agreement and extends his term of employment to December 31, 2018.  Inclusive in this new agreement is a stock award of 2.4 million shares of the Company’s common stock vesting ratably over twenty-three months (February 2017 – December 2018),  valued at a fixed rate of $0.0168, the closing stock price on February 22, 2017.  As of June 30, 2017, 521,739 of these shares have been earned and issued.
On February 23, 2017 the Board of Director’s approved a partial payment of Mr. Sullivan’s 2016 bonus in stock.  This partial payment of $5,000 resulted in the issuance of 322,581 shares of stock.

NOTE 6 – STOCK OPTIONS AND WARRANTS
General Option Information
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
On April 25, 2017, the Board of Directors cancelled the “2015 Omnibus Stock Option and Award Plan” as all options and stock awards under this plan had been granted and adopted the “2017 Omnibus Stock Option and Award Plan” which contains provisions for up to 3,000,000 stock options to be granted to employees, consultants and directors.
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
Expense related to the above options was $47,731 as of June 30, 2016.

AMERITYRE CORPORATION
Notes to the Financial Statements
June 30, 2017 and 2016

Option issuances and vesting during the period ending June 30, 2017
On December 1, 2016, 480,000 options were granted to the Company’s Chief Executive Officer as part of his employment offer.  The options have a strike price of $0.10, vest December 1, 2017 and expire December 1, 2020.  Year to date expense related to these options is $1,021 as of June 30, 2017.
Expense related to the above options is $16,097 as of June 30, 2017.
As of June 30, 2017, there was $729 of unrecognized stock-based compensation expense related to stock options that will be recognized over the vest period (December 2017) of the underlying option.
We estimated the fair value of the stock options above at the grant date based on the following weighted average assumptions:

Risk-free interest rate	1.450%
Expected life	3.0	years
Expected volatility	126.36%
Dividend yield	0.00%

A summary of the status of our outstanding stock options as of June 30, 2017 and June 30, 2016 and changes during the periods then ended is presented below:

	June 30, 2017			June 30, 2016
		Weight Average	Intrinsic		Weight Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	3,800,000	$0.13		2,270,000	$0.14
Granted	480,000	$0.10		1,530,000	$0.10
Expired/Cancelled	-	$0.00		-	$0.00
Exercised	-	$0.00		-	$0.00
Outstanding end of period	4,280,000	$0.12	$-	3,800,000	$0.13	$-
Exercisable	4,080,000	$0.12	$-	3,070,000	$0.13	$-

The following table summarizes the range of outstanding and exercisable options as of June 30, 2017:
	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2017	Weighted Average Remaining Contractual Life
$0.08	150,000	4.42	$0.08	150,000	4.42
$0.10	2,680,000	2.10	$0.10	2,480,000	2.10
$0.17	1,450,000	3.42	$0.17	1,450,000	3.42
	4,280,000			4,080,000

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