Form 10-Q
period 2017-09-30
AMERITYRE CORP
filed 2017-11-09
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2017

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

The number of shares outstanding of Registrant’s Common Stock as of November 9, 2017: 43,312,107

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
AMERITYRE CORPORATION
Balance Sheets

	September 30, 2017	June 30, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$302,468	$340,256
Accounts receivable	350,935	284,004
Inventory - net	603,355	576,191
Prepaid and other current assets	125,602	112,368
Total Current Assets	1,382,360	1,312,819

PROPERTY AND EQUIPMENT
Leasehold improvements	195,808	196,223
Molds and models	577,549	577,549
Equipment	2,982,218	2,982,218
Furniture and fixtures	59,057	74,921
Construction in progress	-	17,351
Software	339,009	339,009
Less - accumulated depreciation	(3,915,220)	(3,914,142)
Total Property and Equipment	238,421	273,129

OTHER ASSETS
Patents and trademarks - net	149,751	155,952
Non-current inventory	228,463	228,403
Deposits	11,000	11,000
Total Other Assets	389,214	395,355
TOTAL ASSETS	$2,009,995	$1,981,303

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$575,119	$468,489
Current portion of long-term debt	19,625	19,382
Current portion of lease liability	6,621	6,967
Deferred revenue	9,637	-
Total Current Liabilities	611,002	494,838
LONG-TERM LIABILITIES
Long-term debt	119,923	124,482
Long-term lease liability	-	1,426
Total Long Term Liability	119,923	125,908
Total Liabilities	730,925	620,746

STOCKHOLDERS’ EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common Stock: 75,000,000 shares authorized of $0.001 par value, 43,312,107 and 43,312,107 shares issued and outstanding, respectively	43,312	43,312
Additional paid-in capital	62,616,165	62,615,728
Stock payable	6,731	-
Accumulated deficit	(61,389,138)	(61,300,483)
Total Stockholders’ Equity	1,279,070	1,360,557
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,009,995	$1,981,303

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,
	2017	2016

NET SALES	$925,716	$836,153

COST OF REVENUES	651,816	555,452

GROSS PROFIT	273,900	280,701

EXPENSES
Research and development	58,141	52,859
Sales and marketing	65,735	67,230
General and administrative	194,951	192,306

Total Expenses	318,827	312,395

LOSS FROM OPERATIONS	(44,927)	(31,694)

OTHER EXPENSE
Interest income	108	53
Interest expense	(1,484)	(3,185)
Loss on asset abandonment	(17,352)	-

Total Other Expense	(18,728)	(3,132)

NET LOSS	(63,655)	(34,826)

Preferred Stock Dividend	(25,000)	(25,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(88,655)	$(59,826)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	43,312,107	42,302,461

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,655)	$(34,826)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	23,559	26,000
Stock based compensation	7,168	8,068
Loss on asset abandonment	17,352	-
Changes in operating assets and liabilities:
Accounts receivable	(66,931)	(79,134)
Prepaid and other current assets	(13,234)	(28,665)
Inventory and any change in inventory reserve	(27,224)	(15,387)
Accounts payable and accrued expenses	81,628	66,101
Deferred revenue	9,637	-
Net Cash Used by Operating Activities	(31,700)	(57,843)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(5,048)
Net Cash Used by Investing Activities	-	(5,048)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on lease liability	(1,772)	(1,444)
Payments on notes payable	(4,316)	(1,497)
Net Cash Used by Financing Activities	(6,088)	(2,941)
NET DECREASE IN CASH	(37,788)	(65,832)
CASH AT BEGINNING OF PERIOD	340,256	267,302
CASH AT END OF PERIOD	$302,468	$201,470

NON-CASH FINANCING ACTIVITIES

Interest paid	1,484	3,185
Income taxes paid	-	-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Write off of previous reserved forklift tires	$-	$81,224
Purchase of fixed assets through debt	$-	$95,625
Accrued preferred stock dividends	$25,000	$25,000
Issuance of stock for stock payable	$-	$4,500
Write of fully depreciated fixed assets no longer in use	$16,280	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Unaudited Condensed Financial Statements
September 30, 2017

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2017 Annual Report on Form 10-K.  Operating results for the quarter ended September 30, 2017 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant accounting policies disclosed therein have not changed since our audited financial statements and notes thereto included in our June 30, 2017 Annual Report on Form 10-K, except as noted below.
Revenue Recognition
The majority of our revenue is derived from short-term sales contracts. We account for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, which we adopted on July 1, 2017, using the modified retrospective method.
Revenue for our products is recognized at the time in which our performance obligation is satisfied which we have defined as “control” of the product by the customer. “Control” is defined as a customer having “rights/obligations of physical control over the product or has the rights and intention to control the product.” Based on the terms of our contracts, a customer’s “control” is based on analysis of the following; (i) when a customer arranges their own shipping, and once the product has left our dock, Amerityre recognizes revenue for the product.  In effect by arranging their own shipping the customer is “taking control” of the product when it leaves our warehouse; or (ii) when a customer does not arrange their own shipping we cannot recognize revenue until it is delivered and the customer takes “control” of the product.
This establishes a “deferred revenue” event until such time as delivery of the product has been completed and we have proof from the shipper of the delivery (and change in control).
We invoice the customer at shipping, starting the accounts receivable process.  Our Company collection policies on products does not change (this includes any prepayment and credit establishment processes). Nor do our refund and return policies change where credit is provided on account for the next purchase as no refunds are given.
The result of this accounting change is $9,637 of deferred revenue, inclusive of $1,532 of shipping and handling revenue (see below), as of September 30, 2017.  The related deferred cost of sales, included within our inventory accounts was $1,664 as of September 30, 2017.
Shipping and Handling
Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred.  However, due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related revenue is also recognized.
The result of this accounting change is a deferral of $1,532 as of September 30, 2017.
Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

Our outstanding stock options and warrants and shares issuable upon conversion of outstanding convertible notes have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 3,800,000 and 3,800,000 common stock equivalents for the quarters ended September 30, 2017 and 2016, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION
Notes to the Unaudited Condensed Financial Statements
September 30, 2017

Recent Accounting Pronouncements
Recently Adopted and Recently Issued Accounting Guidance
Issued
In February 2016, the FASB issued ASU No. 2016-02, “Leases”, (“ASU 2016-02”) which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the Company’s financial statements.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 amends several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. If early adopted, an entity must adopt all of the amendments in the same period. The Company is currently evaluating the impact of the adoption of ASU 2016-09 on the Company’s financial statements.
In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” Issued to provide clarity and reduce diversity on practice and the cost and complexity to a change in the terms and conditions of a share-based payment award. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The Company is currently evaluating the impact of the adoption of ASU 2016-09 on the Company’s financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC, did not, or are not believed by management to, have a material impact on the Company’s present or future financial position, results of operations or cash flows.

NOTE 3 - INVENTORY
Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	September 30, 2017	June 30, 2017
	(Unaudited)
Raw Materials	$316,590	$262,187
Finished Goods	576,547	595,910
Inventory reserve	(61,319)	(53,503)
Inventory – net (current and long term)	$831,818	$804,594

AMERITYRE CORPORATION
Notes to the Unaudited Condensed Financial Statements
September 30, 2017

Our inventory reserve reflects items that were deemed to be defective or obsolete based on an analysis of all inventories on hand.
In fiscal years 2018 and 2017, the Company critically reviewed all slow moving inventory to determine if defective or obsolete.  If not defective or obsolete we presented these items as non-current inventory, although all inventory is ready and available for sale at any moment.

NOTE 4 – DEBT
A former board member, Silas O. Kines, who passed away on January 11, 2012, was also the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long term liability recorded on the transaction.  As of September 30, 2017, $2,000 and $62,880 (June 30, 2017, $2,000 and $62,940) were recorded for the current and long-term portion, respectively, of the related liability.
In June 2016, the Company executed a term note with U.S. Bank to finance critical manufacturing equipment and operating enhancements.  Manufacturing equipment of approximately $29,000 was place in service in July 2016.  Various operating enhancement, inclusive of a website redesign, were implemented in fiscal 2017.  In the first quarter of fiscal 2018 the last operational enhancement related to a sales customer relation management (“CRM”) system was abandoned due to challenges with the selected implementation vendor.  The Company is pursuing other options to address its CRM system needs and the amount we financed through this debt instrument remains the Company’s liability to pay.  Total amount financed was $55,068, at 5.59% interest, with payments of $1,059 due for 60 months starting July 2016.
In July 2016, the Company executed a term note with U.S. Bank to finance critical plant facility equipment which was placed into service in July 2017.  The total amount financed was $37,666 at 5.59% interest, with payments of $720 due for 60 months starting October 2016.
	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Bank debt (both US Bank facilities above)	$74,669	$17,626	$57,043	$-	$-

Total cash obligations	$74,669	$17,626	$57,043	$-	$-

NOTE 5 - CAPITAL LEASE
In July 2015 the Company entered into a capital lease for research and development equipment for $19,337 (which has accumulated depreciation of $4,673).
The following is a schedule by years of future minimum lease payments under capital leases together with present value of the net minimum lease payments as of September 30, 2017:
2018	$6,523
2019	725
2020	-
Total minimum lease payments	7,248
Less: executory costs	-
Net minimum lease payments	7,248
Less: amount representing interest	(627)
Present value of net minimum payments	$6,621

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
September 30, 2017

NOTE 6 - STOCK OPTIONS AND WARRANTS
Prior Issuances of options
On December 1, 2016, 480,000 options were granted to the Company’s Chief Executive Officer as part of his employment offer.  The options have a strike price of $0.10, vest December 1, 2017 and expire December 1, 2020.  Year to date expense related to these options is $437 as of September 30, 2017.
As of September 30, 2017, there was $292 of unrecognized stock-based compensation expense related to stock options that will be recognized over the vest period (December 2017) of the underlying option.
A summary of the status of our outstanding stock options as of September 30, 2017 and June 30, 2017 and changes during the periods then ended is presented below:
	September 30, 2017			June 30, 2017
		Weighted Average	Intrinsic		Weighted Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	4,280,000	$0.12		3,800,000	$0.13
Granted	-	$0.00		480,000	$0.10
Expired/Cancelled	-	$0.00		-	$0.00
Exercised	-	$0.00		-	$0.00
Outstanding end of period	4,280,000	$0.12	$-	4,280,000	$0.12	$-
Exercisable	4,200,000	$0.12	$-	4,080,000	$0.12	$-

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2017	Weighted Average Remaining Contractual Life
$0.08	150,000	4.42	$0.08	150,000	4.42
$0.10	2,680,000	2.10	$0.10	2,600,000	2.10
$0.17	1,450,000	3.42	$0.17	1,450,000	3.42
	4,280,000			4,200,000

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

Overview

Amerityre engages in the research and development, manufacturing and sale of polyurethane tires.  We believe that we have developed unique polyurethane formulations that allow us to make products with superior performance characteristics, including high abrasion resistance, increased energy efficiency, and higher load-bearing capabilities, when compared to conventional rubber tires.  We also believe that our manufacturing processes are more energy efficient than the traditional rubber tire manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure that are necessary to cure rubber. Using our polyurethane technologies, we believe tires can be produced which last longer, are less susceptible to failure and are friendly to the environment.

We concentrate on three segments of the flat free tire market:  light duty polyurethane foam tires, polyurethane elastomer industrial tires and agricultural tires. Our focus continues to be applications and markets where our advantages in product technology and tire performance give us an opportunity to obtain premium pricing. Our most recent activities in these areas are set forth below:

Light Duty Polyurethane Foam Tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and dealers accounts for the majority of our revenue. We have the ability to produce a broad range of products for the light duty tire market. Our efforts in product development and marketing allow us to build customer relationships and expand sales with original equipment manufacturers and tire distributors.  We continue our focus on creating unique product solutions for customers with specific tire performance requirements. During fiscal year 2017 we have seen increased demand for our golf cart and baggage cart tires, and we expect this trend to continue in the future. In general our international sales over the past year have been adversely affected by the strong US dollar, but recent weakening of the US dollar indicates that this headwind may be subsiding.

Polyurethane Elastomer Industrial Tires – During the fourth quarter of fiscal year 2016 we relaunched the forklift tire product line with select customers. The slow acceptance of our forklift tires in the marketplace continued during the recent quarter.   Our scissor lift tire also continues to experience limited interest as OEMs have to date not approved the use of the tire as a replacement for their current offering. In our opinion the issue is not related to tire performance but the lack of financial incentive for the OEM. The financial benefits of our tire accrues to the tire replacement market, and the suppliers of replacement tires will see less revenue if our less expensive tire alternative is adopted.   These products contributed negligible revenue during the quarter. We intend to continue to promote these products in our target markets and believe that eventually the marketplace will recognize their unique benefits compared to other current offerings in the market. We continue to utilize our research and development resources to develop new elastomers that may offer specific advantages in certain tire applications.

Agricultural Tires – Sales of agricultural tires during the quarter continue to be negatively impacted by low farm commodity prices, which have reduced farm income levels and funds available for the purchase of farm equipment. Recent projections of farm commodity pricing indicate that the market may continue to remain depressed over the next year. Therefore, we are expecting continued difficult conditions for agricultural tire sales until we see substantial evidence of a turnaround in commodity market prices. We will manage our business accordingly, but we intend to continue our efforts to educate the agricultural market on our product benefits while investing in research and development to develop new products for this market segment.

Due to the Company’s limited resources, tire projects which are contingent on additional significant development have been put on hold. However, we believe investment in R&D for new and improved products is important to the continued turnaround in our overall business, and we will selectively invest in promising opportunities that fit in our current budget. These efforts are targeted on enhanced polyurethane formula enhancements for specific targeted tire applications.

As described above, our product line covers diverse market segments which are unrelated in terms of customer base, product, distribution, market demands and competition. Our sales team is comprised of our in-house sales department supplemented by three independent manufacturer representatives.  The Company’s emphasis on proper product pricing and new marketing campaigns continues to drive more  sales, as shown by our increase in sales revenue in Q1 fiscal year 2018 versus the same quarter in fiscal year 2017.  Our upgraded website continues to educate the marketplace about our products as well as generate some online sales. We have a solid backlog for orders to be delivered over the next 12 months However, we continue to pursue relationships with large distributors in key market segments. These relationships will bring additional exposure for Amerityre products in the marketplace and we expect this to lead to increased sales. Our future marketing activities will also be more targeted to these higher growth market segments.

During the recent quarter our gross margins were negatively impacted by higher raw material costs. These increases were driven by a strengthening economy increasing demand while available supply was reduced due to hurricane damage to manufacturing facilities in Texas. While manufacturing facilities have come back online, we expect elevated raw material costs to continue to affect gross margins going forward. We are looking to mitigate these cost pressures by qualifying alternative supply sources, which will enable us to establish a more competitive supplier situation, as well as looking to develop new formulations that utilize less expensive raw materials while providing the same level of superior performance that defines Amerityre products.

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

Revenue Recognition

The majority of our revenue is derived from short-term sales contracts. We account for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, which we adopted on July 1, 2017, using the modified retrospective method.

Revenue for our products is recognized at the time in which our performance obligation is satisfied which we have defined as “control” of the product by the customer. “Control” is defined as a customer having “rights/obligations of physical control over the product or has the rights and intention to control the product.” Based on the terms of our contracts, a customer’s “control” is based on analysis of the following; (i) when a customer arranges their own shipping, and once the product has left our dock, Amerityre recognizes revenue for the product.  In effect by arranging their own shipping the customer is “taking control” of the product when it leaves our warehouse; or (ii) when a customer does not arrange their own shipping we cannot recognize revenue until it is delivered and the customer takes “control” of the product.

This establishes a “deferred revenue” event until such time as delivery of the product has been completed and we have proof from the shipper of the delivery (and change in control).

We invoice the customer at shipping, starting the accounts receivable process.  Our Company collection policies on products does not change (this includes any prepayment and credit establishment processes). Nor do our refund and return policies change where credit is provided on account for the next purchase as no refunds are given.

The result of this accounting change is $9,637 of deferred revenue, inclusive of $1,532 of shipping and handling revenue (see below), as of September 30, 2017.  The related deferred cost of sales, included within our inventory accounts was $1,664 as of September 30, 2017.

Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred.  However, due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related revenue is also recognized.

The result of this accounting change is a deferral of $1,532 as of September 30, 2017.

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at September 30, 2017, totaling $487,633 with accumulated amortization of $337,882 for a net book value of $149,751. Patent and trademark costs capitalized at September 30, 2016, totaled $479,633 with accumulated amortization of $311,078 for a net book value of $168,555.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of September 30, 2017 and 2016, respectively, there were no pending patents.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- for each of the periods ended September 30, 2017 and 2016, respectively.

Amortization expense for the years ended September 30, 2017 and 2016 was $6,201 and $6,824 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the fiscal years ended September 30, 2017 and 2016 reflect the impact of FASB ASC 718. Stock-based compensation expense recognized under FASB ASC 718 for the fiscal years ended September 30, 2017 and 2016 was $7,168 and $8,068, respectively, related to employee stock options and employee stock grants.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for fiscal years ended September 30, 2017 and 2016 assume all awards will vest; therefore no reduction has been made for estimated forfeitures.

Results of Operations

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our sales and cash flows.  These key performance indicators include:

•	Revenues, net of returns and trade discounts, which consists of product sales and services and is an indicator of our overall business growth and the success of our sales and marketing efforts;

•	Gross profit, which is an indicator of both competitive pricing pressures and the cost of goods sold of our products and the mix of product and license fees, if any;

•	Growth in our customer base, which is an indicator of the success of our sales efforts; and

•	Distribution of sales across our products offered.

The following summary table presents a comparison of our results of operations for the fiscal quarters ended September 30, 2017 and 2016 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Month Period Ended September 30,		Percent Change
	(in 000’s)
	2017	2016	2017 vs. 2016
Net revenues	$926	$836	10.8%
Cost of revenues	(652)	(555)	17.5%
Gross profit	274	281	(2.1)%
Research and development expenses	(58)	(53)	9.4%
Sales and marketing expense	(66)	(67)	(1.5)%
General and administrative expense	(195)	(192)	2.1%
Loss on asset abandonment	(17)	-	0.0%
Other income (expense)	(3)	(3)	0.0%
Net loss	(64)	(34)	93.9%
Preferred stock dividend	(25)	(25)	0.0%
Net loss attributable to common shareholders	$(89)	$(59)	53.4%

Quarter Ended September 30, 2017 Compared to September 30, 2016

As disclosed in our June 30, 2017 Annual Report on Form 10-K, the first quarter of each of our fiscal years has traditionally been our weakest quarter.  However, during Q1 of fiscal year 2018, we experienced a 10.8% increase in net revenues. A 75% increase in golf cart and baggage cart tire sales, as well as a 11% increase in mobility tire sales accounted for this increase in total revenues, despite a decrease in sales of lawn and garden tires during the year over year period. Our large polyurethane foam tires continue to gain acceptance in the market, and future marketing efforts will target new market applications for these products.

Net Sales.  Net sales of $925,716 for the quarter ended September 30, 2017, represents a 10.8% increase over net sales of $836,153 for the same period in 2016. These results were better than expected as gains in our large closed cell tires offset declines in our lawn and garden market segment. Sales of pivot tires, while better than the Q1 fiscal year 2017 period, were still hindered by low farm incomes caused by low crop prices. We continue to have a positive response to our marketing and pricing plans for our polyurethane foam tires, which has helped to maintain our sales backlog levels. Our forecast for the remainder of Fiscal 2018 anticipates continued depressed agricultural tire sales, due to the continuation of lower than normal farm income.  We expect our polyurethane foam products to constitute the majority of our sales during the upcoming fiscal year.

Cost of Revenues.  Cost of revenues for the quarter ended September 30, 2017 was $651,816 or 70.4% of sales compared to $555,452 or 66.4% of sales for the same period in 2016. Cost of revenues were higher in the period due to increased raw material prices, driven by an improved market demand for chemicals as well as impacts from Hurricane Irma on production facilities in Texas. The Company continues to maintain sufficient production capacity to meet anticipated customer demand without incurring a proportionate increase in overall production costs.

Gross Profit.  Gross profit for the quarter ended September 30, 2017 was $273,900 compared to $280,701 for the same period in 2016. Gross profit for the quarter ended September 30, 2017 decreased by $6,801 or 2.5% over the same period in 2016 due to the increase in cost of revenue outlined in the discussion above.  The September 30, 2017 gross profit reflects a 29.6% gross margin for product sales compared to a gross margin on product sales of 33.6% in 2016.

Research & Development Expenses (R&D).  Research and development expenses for the quarter ended September 30, 2017 were $58,141 compared to $52,859 for the same period in 2016. We continue to focus on investment in product formulation research and new product development.  The Company plans to continue this level of expenditure as R&D is a key component of our new product and business improvement initiatives.

Sales & Marketing Expenses. Sales and marketing expenses for the quarter ended September 30, 2017 were $65,735 as compared to $67,230 for the same period in 2016.

General & Administrative Expenses.  General and administrative expenses for the quarter ended September 30, 2017 were $194,951 compared to $192,306 for the same period in 2016. We continue to look for ways to control costs and find more efficient ways to run our business activities.

Other Expense.  Other expense for the quarter ended September 30, 2017 was $18,728 compared to $3,132 for the same period in 2016. Other expense consists of loss on the abandonment of fixed assets in relation to a failed CRM implementation and interest expense which increased due to our bank debt facilities.

Net Loss.  Net loss for the quarter ended September 30, 2017 of $63,655 compared to a net loss of $34,826 for the same period in 2016, an increase of $28,829. Without the one-time expense items our net loss would have been $46,303 compared to the same period in 2016, an increase of $11,477.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and payments received from our customers.  We do not have any significant revolving credit arrangements.  Historically, our expenses have exceeded our sales, resulting in operating losses.  From time to time, we have obtained additional liquidity to fund our operations through the sale of shares of our common stock and the placement of short-term debt instruments.  At the end of 2016, we were able to obtain term bank debt financing to finance critical manufacturing equipment and operating enhancements, the majority of which was placed in service in fiscal year 2017.  Management continues to evaluate financing options but is choosing to delay financing at terms that subject the Company to high costs of debt and we are reluctant to raise money through stock sales at what we believe are highly dilutive share prices.  Additionally, management has notified our preferred shareholder that we are suspending future payments of their preferred cash dividend payments, so the Company can increase its working capital levels.

We have historically not succeeded in establishing favorable revolving short term financing such as lines of credit. In the quarter ended March 31, 2015, we entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed. As of September 30, 2017, we have not needed to activate this financing option due to increased focus on adherence to established collection policies and proactive communication with repeat customers, including adjusting credit limits to allow for increased sales volume where warranted.

Cash Flows

The following table sets forth our cash flows for the quarters ended September 30, 2017 and 2016.

	Periods ended Sept. 30,
	(in 000’s)
	2017	2016
Net cash used by operating activities	$(32)	$(58)
Net cash used in investing activities	-	(5)
Net cash used by financing activities	(6)	(3)
Net decrease in cash during the period	$(38)	$(66)

Net Cash Used by Operating Activities. Our primary sources of operating cash during the quarter ended September 30, 2017 came from collections from customers, however, our period end receivables balance increased as we waited for several large customers to remit payment in early October 2017. Our primary use of operating cash was an increase in prepaid and other current assets, specifically related to renewal of insurance policies.  Net cash used by operating activities was $31,700 for the quarter ended September 30, 2017 compared to net cash used by operating activities of $57,843 for the same period in 2016.

Non-cash items include depreciation and amortization and stock based compensation.  Our net loss was $63,655 for the quarter ended September 30, 2017 compared to a net loss of $34,826 for the same period in 2016.  The net loss for the quarter ended September 30, 2017 included non-cash expenses for depreciation and amortization of $23,559 and stock-based compensation of $7,168.  As of September 30, 2016, depreciation and amortization was $26,000 and stock-based compensation (both stock issued and options) totaled $8,068.

Net Cash Used by Investing Activities.  Net cash used by investing activities was $0 for the quarter ended September 30, 2017 and $5,048 for the same period in 2016.  In 2016 we purchased critical facility equipment of which $5,048 was paid in cash the remainder financed through bank financing.

Net Cash Used by Financing Activities.  Net cash used by financing activities was $6,088 for the quarter ended September 30, 2017 and $2,941 for the same period in 2016. The primary use of cash for the quarter ended September 30, 2017 was payment toward the capital lease of $1,772 and payment of notes payable of $4,316.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at September 30, 2017.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$379,500	$138,000	$241,500	$-	$-
Capital lease (2)	6,621	6,621	-	-	-
Bank debt (3)	74,669	17,626	57,043	-	-
Total contractual cash obligations	$460,790	$162,247	$298,543	$-	$-

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

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At November 6, 2017, our total cash balance was $177,407, none of which is restricted; accounts receivables was $255,919; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $719,840. Our total indebtedness was $525,870 and includes $339,781in accounts payable and accrued expenses, $16,755 in current portion of long-term debt, $6,009 in capital lease liability and $119,222 in long-term debt.

We have been working during the past year to improve our liquidity and access to capital resources. In order to fully execute the annual strategic business plan discussed during our shareholder meeting in November 2016, we required more capital resources. However, management decided that an equity financing at the market conditions at the time would be too dilutive and not in the best interests of our shareholders. We will continue to pursue potential opportunities to secure short-term loans, long-term bank financing, revolving lines of credit with banking institutions and equity based transactions with interested financial firms and strategic industry partners in our effort to improve the Company’s financial position and enhance shareholder value.

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

To help address our cash resources which at times may be limited, we have held discussions with banks and other lenders regarding establishing a line of credit for short term cash needs, however at this time we have not succeeded in establishing such a line of credit.  Lastly, we have entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed. During fiscal year 2018 we have not had the need to utilize any factoring of our invoices.

Management continues to execute its strategic plan focusing on “Profitability as a Mindset”.  The Company’s emphasis on proper product pricing and new marketing campaigns has driven more profitable sales. While the recently ended quarter was adversely impacted by increased raw material pricing, our continued emphasis on cost control and sales at a profitable price level will enable the Company to be successful in this competitive market environment. The Company achieved full year profitability in fiscal year 2017 and can be attributed to our “Profitability as a Mindset” initiative.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended September 30, 2017, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  However, to expand manufacturing and sales operations beyond the current level, additional capital may be required.

The Company has, on occasion, instituted initiatives to incentivize sales of slower moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory, promote individual product lines, and improve our cash flow.

As of November 8, 2017, the Company has approximately 3,881,132 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

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

Due to our adoption of Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, we changed our accounting software to automatically defer revenue recognition and we daily review shipping notifications for which customers have received their product, and we can therefore recognize revenue.  Other than the above, there has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

 PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Our Annual Stockholder’s Meeting is scheduled for 10am, Thursday, November 30, 2017 at 1501 Industrial Rd., Boulder City, NV 89005.

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

Dated:  November 9, 2017

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)