Form 10-Q
period 2017-12-31
AMERITYRE CORP
filed 2018-02-14
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   December 31, 2017

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

(702) 293-1930
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company ☒        Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of Registrant’s Common Stock as of February 14, 2018: 43,976,346

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
AMERITYRE CORPORATION
Balance Sheets

	December 31, 2017	June 30, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$130,456	$340,256
Accounts receivable	492,215	284,004
Inventory - net	548,973	576,191
Prepaid and other current assets	146,306	112,368
Total Current Assets	1,317,950	1,312,819

PROPERTY AND EQUIPMENT
Leasehold improvements	195,808	196,223
Molds and models	583,611	577,549
Equipment	2,982,218	2,982,218
Furniture and fixtures	59,057	74,921
Construction in progress	-	17,351
Software	339,009	339,009
Less - accumulated depreciation	(3,930,413)	(3,914,142)
Total Property and Equipment	229,290	273,129

OTHER ASSETS
Patents and trademarks - net	144,036	155,952
Non-current inventory	202,648	228,403
Deposits	11,000	11,000
Total Other Assets	357,684	395,355
TOTAL ASSETS	$1,904,924	$1,981,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$506,641	$468,489
Current portion of long-term debt	19,872	19,382
Current portion of lease liability	4,755	6,967
Deferred revenue	-	-
Total Current Liabilities	531,268	494,838

Long-term debt	115,133	124,482
Long-term lease liability	-	1,426
Total Long-Term Liabilities	115,133	125,908
TOTAL LIABILITIES	646,401	620,746

STOCKHOLDERS’ EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common Stock: 75,000,000 shares authorized of $0.001 par value, 43,312,107 and 43,312,107 shares issued and outstanding, respectively	43,312	43,312
Additional paid-in capital	62,616,457	62,615,728
Stock payable	13,462	-
Accumulated deficit	(61,416,708)	(61,300,483)
Total Stockholders’ Equity	1,258,523	1,360,557
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,904,924	$1,981,303

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016

NET SALES	$866,944	$879,607	$1,792,660	$1,715,760

COST OF GOODS SOLD	592,335	612,336	1,244,152	1,167,788

GROSS PROFIT	274,609	267,271	548,508	547,972

EXPENSES
Research and development	53,002	56,185	111,143	109,044
Sales and marketing	49,583	58,961	115,318	126,191
General and administrative	173,328	147,477	368,279	339,783

Total Expenses	275,913	262,623	594,740	575,018

(LOSS) INCOME FROM OPERATIONS	(1,304)	4,648	(46,232)	(27,046)

OTHER (EXPENSE)/INCOME
Interest expense	(1,331)	(1,879)	(2,814)	(5,064)
Interest income	66	47	174	100
Loss on asset abandonment	-	-	(17,352)	-
Total Other (Expense)/Income	(1,265)	(1,832)	(19,992)	(4,964)

NET (LOSS) INCOME	(2,569)	2,816	(66,224)	(32,010)

Preferred Stock Dividend	(25,000)	(25,000)	(50,000)	(50,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(27,569)	$(22,184)	$(116,224)	$(82,010)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	43,312,107	42,325,287	43,312,107	42,313,874

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,224)	$(32,010)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization expense	44,467	52,782
Stock based compensation	14,191	15,223
Loss on asset abandonment	17,352	-
Changes in operating assets and liabilities:
Accounts receivable	(208,211)	49,405
Inventory and inventory reserve	52,973	37,348
Prepaid and other current assets	(33,938)	(62,033)
Accounts payable and accrued expenses	(11,851)	(9,218)
Net Cash Provided (Used) by Operating Activities	(191,241)	51,497
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,062)	(11,424)
Net Cash Used by Investing Activities	(6,062)	(11,424)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on lease liability	(3,638)	(2,965)
Payments on notes payable	(8,859)	(5,609)
Net Cash (Used) by Financing Activities	(12,497)	(8,574)
NET INCREASE (DECREASE) IN CASH	(209,800)	31,499
CASH AT BEGINNING OF PERIOD	340,256	267,302
CASH AT END OF PERIOD	$130,456	$298,801

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Interest paid	$2,815	$5,064
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Write off of previously reserved forklift tires	$-	$81,224
Purchase of fixed assets through debt	$-	$95,625
Accrued preferred stock dividends	$50,000	$50,000
Issuance of stock for stock payable	$-	$4,500
Write off fully depreciated fixed assets no longer in use	$16,280	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2017

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2017 Annual Report on Form 10-K.  Operating results for the quarter ended December 31, 2017 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2018.

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
The result of this accounting change, and the routine December plant shut down, resulted in no deferred revenue for the period ended December 31, 2017 as all items were shipped and received by customers.
Shipping and Handling
Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred.  However, due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related revenue is also recognized.
The result of this accounting change, and the routine December plant shut down, resulted in no deferral as of December 31, 2017.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2017

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

Our outstanding stock options and warrants and shares issuable upon conversion of outstanding convertible notes have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 3,730,000 and 3,800,000 common stock equivalents for the periods ended December 31, 2017 and 2016, respectively, because they are anti-dilutive.
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
December 31, 2017

NOTE 3 - INVENTORY
Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or net realizable value.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	December 31, 2017	June 30, 2017
	(Unaudited)
Raw Materials	$249,264	$262,187
Finished Goods	557,793	595,910
Inventory reserve	(55,437)	(53,503)
Inventory - net	$751,620	804,594

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

NOTE 4 - DEBT
A former board member, Silas O. Kines, was the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long term liability recorded on the transaction.  As of December 31, 2017, $2,000 and $62,651 (June 30, 2017, $2,000 and $62,940) were recorded for the current and long-term portion, respectively, of the related liability.
In June 2016, the Company executed a term note with U.S. Bank to finance critical manufacturing equipment and operating enhancements.  Manufacturing equipment of approximately $29,000 was place in service in July 2016.  Various operating enhancement, inclusive of a website redesign, were implemented in fiscal 2017.  In the first quarter of fiscal 2018 the last operational enhancement related to a sales customer relation management (“CRM”) system was abandoned due to challenges with the selected implementation vendor.  The Company is pursuing other options to address its CRM system needs and the amount we financed for the CRM system ($15,000) through this debt instrument remains the Company’s liability to pay.  Total amount financed for the CRM system, website upgrade, and manufacturing equipment was $55,068, at 5.59% interest, with payments of $1,059 due for 60 months starting July 2016.
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

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2017

NOTE 5 - CAPITAL LEASE
In July 2015 the Company entered into a capital lease for research and development equipment for $19,337.
The following is a schedule by years of future minimum lease payments under capital leases together with present value of the net minimum lease payments as of December 31, 2017:
2018	$4,349
2019	725
2020	-
Total minimum lease payments	5,074
Less: executory costs	-
Net minimum lease payments	5,074
Less: amount representing interest	(345)
Present value of net minimum payments	$4,729

NOTE 6 - STOCK OPTIONS AND WARRANTS
Prior Issuances of options
On December 1, 2016, 480,000 options were granted to the Company’s Chief Executive Officer as part of his employment offer.  The options have a strike price of $0.10, vest December 1, 2017 and expire December 1, 2020.  Year to date expense related to these options is $729 as of December 31, 2017.
A summary of the status of our outstanding stock options as of December 31, 2017 and June 30, 2017 and changes during the periods then ended is presented below:
	December 31, 2017			June 30, 2017
		Weight Average	Intrinsic		Weight Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	4,280,000	$0.12		3,800,000	$0.13
Granted	-	$0.00		480,000	$0.10
Expired/Cancelled	(550,000)	$(0.10)		-	$0.00
Exercised	-	$0.00		-	$0.00
Outstanding end of period	3,730,000	$0.13	$-	4,280,000	$0.12	$-
Exercisable	3,730,000	$0.13	$-	4,080,000	$0.12	$-

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
December 31, 2017

NOTE 6 - STOCK OPTIONS AND WARRANTS, Continued

The following table summarizes the range of outstanding and exercisable options as of December 31, 2017:
	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2017	Weighted Average Remaining Contractual Life
$0.08	150,000	3.92	$0.08	150,000	3.92
$0.10	2,130,000	1.61	$0.10	2,130,000	1.61
$0.17	1,450,000	2.92	$0.17	1,450,000	2.92
	3,730,000			3,730,000

NOTE 7 - SUBSEQUENT EVENTS
On January 21, 2018, 60,000 shares were granted to the Company’s Chief Financial Officer as part her employment renewal.  The shares are valued as of January 21, 2018 and vest ratably through December 2018.  In addition to the stock, her base compensation was adjusted to $36,000 per annum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance or financial condition.  Such statements are only predictions and the actual events or results may differ materially from the results disc-used in or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Part I. Item 1A. Risk Factors” as well as those discussed elsewhere in this report.  The historical results set forth in this discussion and analyses are not necessarily indicative of trends with respect to any actual or projected future financial performance.  This discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report.

Overview

Amerityre engages in the development, manufacturing and sale of polyurethane tires.  We believe that we have developed unique polyurethane formulations that allow us to make products with superior performance characteristics, including high abrasion resistance, increased energy efficiency, and higher load-bearing capabilities, when compared to conventional rubber tires.  We also believe that our manufacturing processes are more energy efficient than the traditional rubber tire manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure that are necessary to cure rubber. Using our polyurethane-based technologies, we believe tires can be produced which last longer, are less susceptible to failure and are friendly to the environment.

We concentrate on three segments of the flat free tire market: light duty polyurethane foam tires, polyurethane elastomer industrial tires and agricultural tires. Our focus continues to be applications and markets where our advantages in product technology and tire performance give us an opportunity to obtain premium pricing. Our most recent activities in these areas are set forth below:

Light Duty Polyurethane Foam Tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and dealers accounts for the majority of our revenue. We have the ability to produce a broad range of products for the light duty tire market. Our efforts in product development and marketing allow us to build customer relationships and expand sales with original equipment manufacturers and tire distributors.  We continue our focus on creating unique product solutions for customers with specific tire performance requirements. During fiscal year 2017 we have seen increased interest demand for our golf cart and baggage cart tires, and we expect this trend to continue in the future. In general, our international sales over the past few years have been adversely affected by the strong US dollar, but recent weakening of the US dollar indicates that this headwind may be subsiding.

Polyurethane Elastomer Industrial Tires – Elastomer industrial tires contributed negligible revenue during the quarter.  During the fourth quarter of fiscal year 2016 we relaunched the forklift tire product line with select customers. The slow acceptance of our forklift tires in the marketplace continued during the recent quarter.   Our scissor lift tire also continues to experience limited interest as OEMs have to date not approved the use of the tire as a replacement for their current offering.  We continue to utilize our research and development resources to develop new elastomers that may offer specific advantages in certain tire applications. We have made identification of new customers for our elastomer products a key component of our sales/marketing plan. We continue to have discussions with various potential end-users and eventually expect some of these discussions to translate into higher sales

Agricultural Tires – Sales of agricultural tires during the quarter continue to be negatively impacted by low farm commodity prices, which have reduced farm income levels and funds available for the purchase of farm equipment. In previous years we have seen large “end of year” purchases before the end of the calendar year, but this did not occur during the recent quarter. Recent discussions with farmers indicate that farm commodity pricing is expected to remain challenged for calendar year 2018. Therefore, we are expecting continued difficult conditions for agricultural tire sales. We will continue our marketing efforts to educate the agricultural market about our products. We also expect to launch a new hay baler tire in the coming months that will improve tire durability in the field compared with our current tire.

Due to the Company’s limited resources, tire projects which are contingent on additional significant development have been put on hold. However, we continue to support investment in R&D for new and improved products as an important component of the continued turnaround in our overall business, and we will selectively invest in promising opportunities that fit in our current budget. These efforts are primarily targeted on developing improved ng polyurethane formulations for specific tire applications in our target markets.

Our product line covers diverse market segments which are unrelated in terms of customer base, product, distribution, market demands and competition. Our sales team is comprised of our in-house sales department supplemented by three independent manufacturer representatives.  The Company’s emphasis on proper product pricing and new marketing campaigns continues to drive more  sales, as shown by our increase in sales revenue in the first half of  fiscal year 2018 versus the same period in fiscal year 2017.  Our upgraded website continues to educate the marketplace about our products as well as generate some online sales. We have a solid backlog for orders to be delivered over the next 12 months. We continue to pursue relationships with large distributors and original equipment manufacturers in key market segments. These relationships will bring additional exposure for Amerityre products in the marketplace and lead to increased sales. Our future marketing activities will continue to target higher growth market segments and other opportunities where our premium performance products can address the needs of customers with unique applications.

During the recent quarter our gross margins began to be impacted by higher raw material costs. These increases were driven by an overall reduction of available material in the market due to increased economic activity as well as Southwest suppliers recovering from storm damage to their manufacturing facilities. We expect elevated raw material costs to negatively affect gross margins going forward. We will attempt to mitigate these cost pressures by qualifying alternative supply sources to create a competitive situation when purchasing raw materials. We continue to work on development of new formulations that utilize less expensive raw materials while providing the same level of superior performance that defines our products.  We are also considering the implementation of price increases on our finished products in the event raw material prices cannot be offset adequately by cost reduction measures.

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

The result of this accounting change, and the routine December plant shut down, resulted in no deferred revenue for the period ended December 31, 2017 as all items were shipped and received by customers.

Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred.  However, due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related revenue is also recognized.

The result of this accounting change, and the routine December plant shut down, resulted in no deferral as of December 31, 2017.

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at December 31, 2017, totaling $487,633 with accumulated amortization of $343,598 for a net book value of $144,036. Patent and trademark costs capitalized at December 31, 2016, totaled $479,633 with accumulated amortization of $317,902 for a net book value of $161,731.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of December 31, 2017 and 2016, respectively, there were no pending patents.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- for each of the periods ended December 31, 2017 and 2016, respectively.

Amortization expense for the six months ended December 31, 2017 and 2016 was $11,916 and $6,499 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the six months ended December 31, 2017 and 2016, respectively, reflect the impact of FASB ASC 718. Stock-based compensation expense recognized under FASB ASC 718 for the six months ended December 31, 2017 and 2016 was $14,191 and $15,223, respectively, related to employee stock options and employee stock grants.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for six months ended December 31, 2017 and 2016, respectively assume all awards will vest; therefore no reduction has been made for estimated forfeitures.

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

The following summary table presents a comparison of our results of operations for the fiscal quarters ended December 31, 2017 and 2016 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	For the Three Months Ended December 31,			For the Six Months Ended December 31
	(in 000’s)		Change	(in 000’s)		Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Net revenues	$867	$879	(1.4%)	$1,793	$1,716	4.5%
Cost of revenues	(592)	(612)	(3.3%)	(1,244)	(1,168)	6.5%
Gross profit	275	267	2.7%	549	548	0.1%
Research and development expenses	(53)	(56)	(5.7%)	(111)	(109)	1.9%
Sales and marketing expense	(50)	(59)	(15.9%)	(115)	(126)	(8.7%)
General and administrative expense	(173)	(147)	17.5%	(368)	(339)	8.6%
Loss on asset abandonment	-	-	0.0%	(17)	-	100.0%
Other income (expense)	(2)	(2)	0.0%	(4)	(5)	(20.0%)
Net income (loss)	(3)	3	(200.0%)	(65)	(31)	106.9%
Preferred stock dividend	(25)	(25)	0.0%	(50)	(50)	0.0%
Net loss attributable to common shareholders	$(28)	$(22)	24.3%	$(115)	$(81)	42.0%

Three Months Ended December 31, 2017 Compared to December 31, 2016

Net Sales.  Net sales of $866,944 for the quarter ended December 31, 2017, represents a 1.5% decrease compared to over net sales of $879,607 for the same period in 2016. These results were in line with our expectations. Our sales were again driven primarily by closed cell foam tire sales.  Our forecast for the remainder of fiscal 2017 anticipates continued challenging sales in the agricultural tire market, due to low commodity prices adversely affecting farm income.  While we are working on several new initiatives utilizing our elastomer technology, which may increase sales in the industrial tire segment, we expect our polyurethane foam products to constitute the majority of our sales during the remainder of fiscal year 2018.

Cost of Revenues.  Cost of revenues for the quarter ended December 31, 2017 was $592,336 or 68.3% of sales compared to $612,336 or 69.6% of sales for the same period in 2016. Cost of revenues varied due to product mix differences between the two periods, with more profitable products being sold in the recent quarter versus the prior period.   As mentioned earlier, raw material price increases are expected to become a major headwind moving forward in FY 2018, putting pressure on our gross margins.

Gross Profit.  Gross profit for the quarter ended December 31, 2017 was $274,609 compared to $267,271 for the same period in 2016. Gross profit for the quarter ended December 31, 2017 increased by $7,338 or 2.7% over the same period in 2016 due to the decrease in the cost of revenue. .  The December 31, 2017 gross profit reflects a 31.7% gross margin for product sales compared to a gross margin on product sales of 30.4% in the quarter ending December 31, 2016.

Research & Development Expenses (R&D).  Research and development expenses for the quarter ended December 31, 2017 were $53,002 compared to $56,185 for the same period in 2016. We continue to focus our R&D efforts on product formulation optimization and new product development.  The Company plans to continue this level of expenditure as R&D is a key component of the company’s business improvement initiatives.

Sales & Marketing Expenses. Sales and marketing expenses for the quarter ended December 31, 2017 were $49,583 as compared to $58,961 for the same period in 2016. Sales and marketing expenses decreased $9,378 between periods primarily due to lower paid commissions and travel costs.

General & Administrative Expenses.  General and administrative expenses for the quarter ended December 31, 2017 were $173,328 compared to $147,477 for the same period in 2016. This increase of $25,851 between periods is driven by increases in salaries, consultant fees, audit fees, and repairs in the current quarter versus the same period in 2016

Other Expense.  Other expense for the quarter ended December 31, 2017 was $1,265 compared to $1,832 for the same period in 2016. Other expense consists solely of interest expense and increased in the period due to our new bank debt facilities.

Net (Loss) Income.  Net loss for the quarter ended December 31, 2017 was $2,569, compared to a net profit of $2,816 for the quarter ended December 31, 2016

Six Months Ended December 31, 2017 Compared to December 31, 2016

Net Sales.  Net sales of $1,792,660 for the six months ended December 31, 2017, represents a 4.5% increase over net sales of $1,715,760 for the same period in 2016. These results were in line with our expectations. Our sales were primarily sales of closed cell foam tire sales, with sales of agricultural and industrial tires being negligible during the period. We continue to have a positive response to our marketing and pricing plans for our polyurethane foam tires, although sales in key markets such as the agriculture market continue to be depressed due to low commodity pricing.

Cost of Revenues.  Cost of revenues for the six months ended December 31, 2017 was $1,244,153 or 69.4% of sales compared to $1,167,788 or 68.1% of sales for the same period in 2016. Product mix differences between the two periods is the major factor affecting cost of revenue

Gross Profit.  Gross profit for the six months ended December 31, 2017 was $548,508 compared to $547,972 for the same period in 2016.  The December 31, 2017 gross profit reflects a 30.6% gross margin for product sales compared to a gross margin on product sales of 31.9% in 2016.

Research & Development Expenses (R&D).  Research and development expenses for the six months ended December 31, 2017 were $111,143 compared to $109,044 for the same period in 2016.

Sales & Marketing Expenses. Sales and marketing expenses for the six months ended December 31, 2017 were $115,318 as compared to $126,191 for the same period in 2016. Sales and marketing expenses decreased $10,873 between periods primarily due to the payment of lower sales commission payments and lower travel costs, offset by increased trade show expenses as we attended two trade shows during this six month period.

General & Administrative Expenses.  General and administrative expenses for the six months ended December 31, 2017 were $368,279 compared to $339,783 for the same period in 2016. The increase in General and administrative expenses of $28,496 between periods is driven by the factors discussed previously for the Q2 Fiscal Year 2018 variance

Other Expense.  Other expense for the six months ended December 31, 2017 was $19,992 compared to $4,964 for the same period in 2016. Other expense consists of loss on the abandonment of fixed assets in relation to a failed CRM implementation and interest expense on our bank debt facilities.

Net Loss.  Net loss for the six months ended December 31, 2017 of $66,224 represents a 106.9% increase from the net loss for the six months ended December 31, 2016 of $32,010.

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

We have historically not succeeded in establishing favorable revolving short term financing such as lines of credit. In the quarter ended March 31, 2015, we entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed. As of December 31, 2017, we have not needed to activate this financing option due to increased focus on adherence to established collection policies and proactive communication with repeat customers, including adjusting credit limits to allow for increased sales volume where warranted.

Cash Flows

The following table sets forth our cash flows for the quarters ended December 31, 2017 and 2016.

	Six Months ended Dec. 31,
	(in 000’s)
	2017	2016
Net cash (used) provided by operating activities	$(191)	$51
Net cash used in investing activities	(6)	(11)
Net cash used by financing activities	(13)	(9)
Net (decrease) increase in cash during the period	$(210)	$31

Net Cash Used by Operating Activities. Our primary sources of operating cash during the period ended December 31, 2017 came from collections from customers, however, our period end receivables balance increased as we waited for several large customers to remit payment in early January 2018. Our primary use of operating cash was an increase in prepaid and other current assets, specifically related to renewal of insurance policies.  Net cash used by operating activities was $191,242 for the period ended December 31, 2017 compared to net cash provided by operating activities of $51,497 for the same period in 2016.

Non-cash items include depreciation and amortization and stock based compensation.  Our net loss was $66,224 for the period ended December 31, 2017 compared to a net loss of $32,010 for the same period in 2016.  The net loss for the period ended December 31, 2017 included non-cash expenses for depreciation and amortization of $44,467 and stock-based compensation of $14,191.  As of December 31, 2016, depreciation and amortization was $52,782 and stock-based compensation (both stock issued and options) totaled $15,223.

Net Cash Used by Investing Activities.  Net cash used by investing activities was $6,062 for the period ended December 31, 2017 and $11,424 for the same period in 2016.  In the recent quarter we purchased new production mold tooling. For the period ended December 31, 2016 we purchased critical facility equipment of which $11,424 was paid in cash the remainder financed through bank financing.

Net Cash Used by Financing Activities.  Net cash used by financing activities was $12,497 for the period ended December 31, 2017 and $8,574 for the same period in 2016. The primary use of cash for the period ended December 31, 2017 was payment toward the capital lease of $3,638 and payment of notes payable of $8,859.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at December 31, 2017.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$345,000	$138,000	$207,000	$-	$-
Capital lease (2)	4,755	4,755	-	-	-
Bank debt (3)	88,614	21,349	67,265	-	-
Total contractual cash obligations	$438,369	$164,104	$274,265	$-	$-

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

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At February 9, 2018, our total cash balance was $305,209, none of which is restricted; accounts receivables was $305,209; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $871.377. Our total indebtedness was $557,007 and includes $298,848 in accounts payable and accrued expenses, $16,962 in current portion of long-term debt, $4,112 in capital lease liability and $115,133 in long-term debt.

We have been working during the past year to improve our liquidity and access to capital resources. In order to fully execute the annual strategic business plan discussed during our shareholder meeting in November 2017, we required more capital resources. However, management continues to maintain that an equity financing at the current market conditions would be too dilutive and not in the best interests of our shareholders. We will continue to pursue potential opportunities to secure short-term loans, long-term bank financing, revolving lines of credit with banking institutions and equity based transactions with interested financial firms and strategic industry partners in our effort to improve the Company’s financial position and enhance shareholder value.

The Company currently does not have an existing revolving credit facility. At the end of 2016 we were able to obtain term bank debt financing to finance critical manufacturing equipment and operating enhancements.  The majority of these improvements were placed in service during fiscal year 2017. We continue to work with our vendors to obtain extended credit terms and increase credit lines where needed. Additionally, we continue to focus on adherence to established collection policies and proactive communication with repeat customers, including adjusting credit limits to allow for increased sales volume where warranted.

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

To help address our cash resources, which at times may be limited, we have held discussions with banks and other lenders regarding establishing a line of credit for short term cash needs. However at this time we have not succeeded in establishing such a line of credit.  We have entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed. During fiscal year 2018 we have not had the need to utilize any factoring of our invoices.

Management continues to execute its strategic plan focusing on “Profitability as a Mindset”.  The Company’s emphasis on proper product pricing and new marketing campaigns has driven more profitable sales. While we are beginning to see adverse effects on our business due to an increase in raw material prices and other costs, our continued emphasis on cost control and sales at a profitable price level will enable the Company to be successful in this competitive market environment. The Company achieved full year profitability in fiscal year 2017, and this can be attributed to our “Profitability as a Mindset” initiative. A review of our strategic plan has led management to conclude that the identification of key partners who can provide better access and distribution in our target markets is required. We will continue to pursue relationships with larger partners who can help us reach the potential of our current products as well as leverage our other intellectual property into value adding products for Amerityre shareholders.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended December 31, 2017, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  However, to expand manufacturing and sales operations beyond the current level, additional capital may be required.

The Company has, on occasion, instituted initiatives to incentivize sales of slower moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory, promote individual product lines, and improve our cash flow.

As of February 14, 2018, the Company has approximately 3,616,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

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

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 14, 2018

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)