Form 10-Q
period 2018-03-31
AMERITYRE CORP
filed 2018-05-11
CIK 945828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2018

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

The number of shares outstanding of Registrant’s Common Stock as of May 11, 2018: 43,976,346

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
AMERITYRE CORPORATION
Balance Sheets

	March 31, 2018	June 30, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$353,262	$340,256
Accounts receivable	343,301	284,004
Inventory – net	492,004	576,191
Prepaid and other current assets	123,858	112,368
Total Current Assets	1,312,425	1,312,819

PROPERTY AND EQUIPMENT
Leasehold improvements	201,074	196,223
Molds and models	583,611	577,549
Equipment	2,989,297	2,982,218
Furniture and fixtures	59,057	74,921
Construction in progress	434	17,351
Software	247,610	339,009
Less - accumulated depreciation	(3,854,995)	(3,914,142)
Total Property and Equipment	226,088	273,129

OTHER ASSETS
Patents and trademarks - net	138,320	155,952
Non-current inventory	209,623	228,403
Deposits	11,000	11,000
Total Other Assets	358,943	395,355
TOTAL ASSETS	$1,897,456	$1,981,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$459,584	$468,489
Current portion of long-term debt	20,123	19,382
Current portion of lease liability	2,792	6,967
Deferred revenue	34,526	-
Total Current Liabilities	517,025	494,838

Long-term debt	110,507	124,482
Long-term lease liability	-	1,426
TOTAL LIABILITIES	627,532	620,746

STOCKHOLDERS’ EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common stock: 75,000,000 shares authorized of $0.001 par value, 43,976,346 and 43,312,107 shares Issued and outstanding, respectively	43,976	43,312
Additional paid-in capital	62,629,254	62,615,728
Stock payable	7,716	-
Accumulated deficit	(61,413,022)	(61,300,483)
Total Stockholders’ Equity	1,269,924	1,360,557
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,897,456	$1,981,303

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017

NET SALES	$934,247	$1,133,610	$2,726,907	$2,849,370

COST OF GOODS SOLD	655,777	693,500	1,899,930	1,861,288

GROSS PROFIT	278,470	440,110	826,977	988,082

EXPENSES
Research and development	39,127	54,130	150,270	163,174
Sales and marketing	59,238	65,000	174,556	191,191
General and administrative	152,859	170,813	521,136	510,596

Total Expenses	251,224	289,943	845,962	864,961

INCOME (LOSS) FROM OPERATIONS	27,246	150,167	(18,985)	123,121

OTHER INCOME/(EXPENSE)
Interest expense	(1,174)	(1,773)	(3,989)	(6,837)
Interest income	73	70	247	170
Loss on asset abandonment	-	-	(17,352)	-
Other income	2,540	-	2,540	-
Total Other Income/(Expense)	1,439	(1,703)	(18,554)	(6,667)

NET (LOSS) INCOME	28,685	148,464	(37,539)	116,454

Preferred Stock Dividend	(25,000)	(25,000)	(75,000)	(75,000)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,685	$123,464	$(112,539)	$41,454

BASIC AND DILUTED (LOSS) INCOME PER SHARE	$0.00	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	43,976,346	42,382,635	43,472,106	42,336,460

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(37,539)	$116,454
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	66,164	77,171
Stock based compensation related to consultant, employee and director options	21,908	20,706
Loss on asset abandonment	17,352	-
Changes in operating assets and liabilities:
Accounts receivable	(59,297)	33,980
Inventory and inventory reserve	102,967	53,685
Prepaid and other current assets	(11,490)	(83,951)
Accounts payable and accrued expenses	(83,909)	55,253
Deferred revenue	34,526	-
Net Cash Provided by Operating Activities	50,682	273,298
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(18,841)	(15,187)
Net Cash Used by Investing Activities	(18,841)	(15,187)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on lease liability	(5,601)	(4,566)
Payments on notes payable	(13,234)	(10,040)
Net Cash Used by Financing Activities	(18,835)	(14,606)
NET INCREASE (DECREASE) IN CASH	13,006	243,505
CASH AT BEGINNING OF PERIOD	340,256	267,302
CASH AT END OF PERIOD	$353,262	$510,807

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Interest paid	$3,989	$6,837
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Write off of previously reserved forklift tires	$-	$81,224
Purchase of fixed assets through debt	$-	$95,625
Accrued preferred stock dividends	$75,000	$50,000
Issuance of stock for stock payable	$-	$4,500
Write off fully depreciated fixed assets no longer in use	$107,678	$-
Issuance of common stock previously held as a stock payable	$13,461	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2018

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2017 Annual Report on Form 10-K.  Operating results for the nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2018.

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
The result of this accounting change is $34,526 of deferred revenue, inclusive of $4,516 of shipping and handling revenue (see below), as of March 31, 2018.  The related deferred cost of sales, included within our inventory accounts was $2,795 as of March 31, 2018.
Shipping and Handling
Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred.  However, due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related revenue is also recognized.
The result of this accounting change is a deferral of $4,516 as of March 31, 2018.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period.
Our outstanding stock options and warrants have been excluded from the basic and fully diluted net income per share calculation.  We excluded 3,730,000 and 3,800,000 common stock equivalents for the quarters ended March 31, 2018 and 2017, respectively, because they are anti-dilutive with strike prices above market value at period end.

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

	March 31, 2018	June 30, 2017
	(Unaudited)
Raw Materials	$203,443	$262,187
Finished Goods	551,856	595,910
Inventory reserve	(53,672)	(53,503)
Inventory - net	$701,627	804,594

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

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2018

NOTE 4 - DEBT
A former board member, Silas O. Kines, was the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long term liability recorded on the transaction.  As of March 31, 2018, $2,000 and $62,651 (June 30, 2017, $2,000 and $62,940) were recorded for the current and long-term portion, respectively, of the related liability.
In June 2016, the Company executed a term note with U.S. Bank to finance critical manufacturing equipment and operating enhancements.  Manufacturing equipment of approximately $29,000 was placed into service in July 2016.  The remaining operating enhancements are in service since fiscal 2017.  Total amount financed was $55,068, at 5.59% interest, with payments of $1,059 due for 60 months starting July 2016.
In July 2016, the Company executed a term note with U.S. Bank to finance critical plant facility equipment which was placed into service in July 2016.  The total amount financed was $37,666 at 5.59% interest, with payments of $720 due for 60 months starting October 2016.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Bank debt (both US Bank facilities above)	$72,602	$21,349	$51,254	$-	$-

Total cash obligations	$72,602	$21,349	$51,254	$-	$-

NOTE 5 - CAPITAL LEASE
In July 2015, the Company entered into a capital lease for research and development equipment for $19,337.
The following is a schedule by years of future minimum lease payments under capital leases together with present value of the net minimum lease payments as of March 31, 2018:
2018	$2,174
2019	725
Thereafter	-
Total minimum lease payments	2,899
Less: executory costs	-
Net minimum lease payments	2,899
Less: amount representing interest	(120)
Present value of net minimum payments	$2,779

NOTE 6 - STOCK OPTIONS AND WARRANTS
Prior Issuances of options
On December 1, 2016, 480,000 options were granted to the Company’s Chief Executive Officer as part of his employment offer.  The options have a strike price of $0.10, vest December 1, 2017 and expire December 1, 2020.  Year to date expense related to these options is $729 as of March 31, 2018.

AMERITYRE CORPORATION
Notes to the Unaudited Financial Statements
March 31, 2018

NOTE 6 - STOCK OPTIONS AND WARRANTS, Continued

A summary of the status of our outstanding stock options as of March 31, 2018 and June 30, 2017 and changes during the periods then ended is presented below:
	March 31, 2018			June 30, 2017
		Weight Average	Intrinsic		Weight Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	4,280,000	$0.12		3,800,000	$0.13
Granted	-	$0.00		480,000	$0.10
Expired/Cancelled	(550,000)	$(0.10)		-	$0.00
Exercised	-	$0.00		-	$0.00
Outstanding end of period	3,730,000	$0.13	$-	4,280,000	$0.12	$-
Exercisable	3,730,000	$0.13	$-	4,080,000	$0.12	$-

The following table summarizes the range of outstanding and exercisable options as of March 31, 2018:
	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2018	Weighted Average Remaining Contractual Life
$0.08	150,000	3.92	$0.08	150,000	3.92
$0.10	2,130,000	1.61	$0.10	2,130,000	1.61
$0.17	1,450,000	2.92	$0.17	1,450,000	2.92
	3,730,000			3,730,000

NOTE 7 – STOCK AWARDS AND ISSUANCES
On November 30, 2017, 265,000 shares were granted to the Company’s Board of Directors as Board compensation for the term ending November 2018.  Each non-executive Board member receives 60,000 shares, with the Audit Committee Chair receiving 85,000 shares.  The shares vest ratably December 2017 – November 2018, valued at a fixed rate of $0.02, the closing stock price on November 30, 2017.
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

Overview

Amerityre engages in the development, manufacturing and sale of polyurethane tires.  We believe that we have developed unique polyurethane formulations that allow us to make products with superior performance characteristics, such as high abrasion resistance, increased energy efficiency, and higher load-bearing capabilities, when compared to conventional rubber tires and imported flat free polyurethane tires.  We also believe that our manufacturing processes are more energy efficient than the traditional rubber tire manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure that are necessary to cure rubber. Using our polyurethane-based technologies, we produce tires that last longer, are less susceptible to failure and are friendlier to the environment.

We concentrate on three segments of the flat free tire market: light duty polyurethane foam tires, polyurethane elastomer industrial tires and agricultural tires. Our focus continues to be on applications and markets where our advantages in product technology and tire performance give us an opportunity to obtain premium pricing. Our most recent activities in these areas are set forth below:

Light Duty Polyurethane Foam Tires – The sale of polyurethane foam tires to original equipment manufacturers and tire distributors accounts for the majority of our revenue. We have the ability to produce a broad range of products for the light duty tire market. Our efforts in product development and marketing allow us to build customer relationships and expand sales with original equipment manufacturers and tire distributors.  We continue our focus on creating unique product solutions for customers with specific tire performance requirements. We continue to see increased interest and demand for our golf cart and baggage cart tires. The majority of our sales are to domestic customers as international sales have been adversely affected by exchange rates and high freight costs.

Polyurethane Elastomer Industrial Tires – Elastomer industrial tires contributed negligible revenue during the quarter.  We continue to experience poor acceptance of our forklift tires as the marketplace is content with purchasing cheaper imported tires.  We continue to work on developing alternative formulations to design a product that will provide a distinct and quantifiable performance advantage versus the competition.  Our scissor lift tire also continues to experience limited interest as OEMs have to date not approved the use of the tire as a replacement for their current offering and the availability of one tire size limits the size of the potential market.  We continue to utilize our research and development resources in joint product development initiatives to create new business opportunities.

Agricultural Tires – Sales of agricultural tires during the quarter continue to be negatively impacted by low farm commodity prices, which have reduced farm income levels and minimized any type of “early season demand” for our tires.  Recent discussions with farmers indicate that farm commodity pricing is expected to remain challenged for fiscal year 2018. We are expecting continued difficult conditions for agricultural tire sales. We are evaluating our marketing expenditures in this market segment to determine if our marketing dollars are better spent promoting our products in other market segments. We are testing a new formulation in our hay baler tire that we expect will improve tire durability in the field compared with our current tire and competitor tire offerings.

Due to the Company’s limited resources, we are carefully evaluating potential R&D initiatives to ensure we are spending our funds on projects that offer the best projected payback. We continue to support investment in R&D for new and improved products as an important component of the continued turnaround in our overall business. Our efforts are focused on developing improved polyurethane formulations for specific tire applications in our target markets.

Our product line covers diverse market segments which are unrelated in terms of customer base, product, distribution, market demands and competition. Our sales team is comprised of our in-house sales department supplemented by three independent manufacturer representatives.  Our small sales force limits our market coverage and our ability to grow our customer base and product sales at a pace we would prefer.  Our website continues to educate the marketplace about our products as well as generate some online sales. We continue to pursue relationships with large distributors and original equipment manufacturers in key market segments. These relationships will bring additional exposure for Amerityre products in the marketplace and lead to increased sales. Our future marketing activities will continue to target higher growth market segments and other opportunities where our premium performance products can address the needs of customers with unique requirements

During the recent quarter our gross margins were affected by raw material price increases. Given the current business climate and the recent actions to introduce tariffs on foreign goods and materials, we expect this upward pressure on our raw material costs to continue for the remainder of fiscal year 2018.  We continue to address these cost pressures by diligently utilizing competitive supply situations when procuring raw materials and wheel rims, when possible. Our product optimization efforts are focused on the development of new formulations that utilize less expensive raw materials while maintaining the superior performance that defines our products.  While we have resisted raising prices on our finished products to date, this option remains a possibility in the event raw material prices cannot be offset adequately by cost reduction measures.

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
The result of this accounting change is $34,526 of deferred revenue, inclusive of $4,516 of shipping and handling revenue (see below), as of March 31, 2018.  The related deferred cost of sales, included within our inventory accounts was $2,795 as of March 31, 2018.
Shipping and Handling

Shipping and handling fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred.  However, due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related revenue is also recognized.
The result of this accounting change is a deferral of $4,516 as of March 31, 2018.
Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at March 31, 2018, totaling $487,633 with accumulated amortization of $349,313 for a net book value of $138,320. Patent and trademark costs capitalized at March 31, 2017, totaled $479,633 with accumulated amortization of $324,727 for a net book value of $154,906.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of March 31, 2018, and 2017, respectively, there were no pending patents.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- for each of the periods ended March 31, 2018 and 2017, respectively.

Amortization expense for the six months ended March 31, 2018 and 2017 was $17,632 and $20,473 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the six months ended March 31, 2018 and 2017, respectively, reflect the impact of FASB ASC 718. Stock-based compensation expense recognized under FASB ASC 718 for the nine months ended March 31, 2018 and 2017 was $21,908 and $25,706, respectively, related to employee stock options and employee stock grants.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for nine months ended March 31, 2018 and 2017, respectively assume all awards will vest; therefore, no reduction has been made for estimated forfeitures.

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

The following summary table presents a comparison of our results of operations for the fiscal quarters ended March 31, 2018 and 2017 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	(in 000’s)		Change	(in 000’s)		Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Net revenues	$934	$1,134	(17.6%)	$2,727	$2,849	(4.3%)
Cost of revenues	(656)	(694)	(5.5%)	(1,900)	(1,861)	2.1%
Gross profit	278	440	(36.8%)	827	988	(16.3%)
Research and development expenses	(39)	(54)	(27.8%)	(150)	(163)	(8.0%)
Sales and marketing expense	(59)	(65)	(9.2%)	(175)	(191)	(8.4%)
General and administrative expense	(153)	(171)	(10.0%)	(521)	(511)	2.2%
Loss on asset abandonment	-	-	0.0%	(17)	-	100.0%
Other income (expense)	1	(2)	(150.0%)	(3)	(7)	(57.1%)
Net income (loss)	28	148	(81.2%)	(39)	116	(133.3%)
Preferred stock dividend	(25)	(25)	0.0%	(75)	(75)	0.0%
Net income (loss) attributable to common shareholders	$3	$123	(97.6%)	$(114)	$41	(371.4%)

Three Months Ended March 31, 2018 Compared to March 31, 2017

Net Sales.  Net sales of $934,247 for the quarter ended March 31, 2018, represents a 17.6% decrease compared to net sales of $1,133,610 for the same period in 2017. While we expected lower sales when compared to the unusually strong fiscal year 2017 period, the fiscal year 2018 sales were less than we expected given the reportedly stronger economic activity in the United States. Our sales were primarily closed cell foam tire sales.  Our forecast for the remainder of fiscal 2018 anticipates continued challenging sales in the agricultural tire market, due to low commodity prices adversely affecting farm income.  While we are working on several new initiatives utilizing our elastomer technology, which may increase sales in the industrial tire segment, we continue to expect our polyurethane foam products to constitute the majority of our sales during the remainder of fiscal year 2018.

Cost of Revenues.  Cost of revenues for the quarter ended March 31, 2018 was $655,777 or 70.2% of sales compared to $693,500 or 61.2% of sales for the same period in 2017. Cost of revenues were adversely impacted by higher raw material costs compared to the year earlier period.  Raw material price increases are expected to continue to be a major headwind affecting profitability for the remainder of fiscal year 2018.

Gross Profit.  Gross profit for the quarter ended March 31, 2018 was $278,470 compared to $440,110 for the same period in 2017. Gross profit for the quarter ended March 31, 2018 decreased by $161,640 or 36.8% over the same period in 2017 due to lower sales revenue and higher cost of revenues as explained earlier.  The March 31, 2018 gross profit reflects a 29.8% gross margin for product sales compared to a gross margin on product sales of 38.8% in the quarter ending March 31, 2017.

Research & Development Expenses (R&D).  Research and development expenses for the quarter ended March 31, 2018 were $39,127 compared to $54,130 for the same period in 2017. We continue to focus our R&D efforts on product formulation optimization and new product development.  The Company plans to continue this level of expenditure as R&D is a key component of the company’s business improvement initiatives.

Sales & Marketing Expenses. Sales and marketing expenses for the quarter ended March 31, 2018 were $59,238 as compared to $65,000 for the same period in 2017. Sales and marketing expenses decreased $5,762 between periods primarily due to lower paid commissions and lower travel costs.

General & Administrative Expenses.  General and administrative expenses for the quarter ended March 31, 2018 were $152,859 compared to $170,813 for the same period in 2017. This decrease of $17,954 between periods is driven by decreases in consultant fees, and lower repair costs in the current quarter versus the same period in 2017.

Other Income (Expense).  Other income for the quarter ended March 31, 2018 was $1,439 compared to expense of ($1,703) for the same period in 2017. Other income (expense) consists primarily of interest expense, which increased in the current period due to our new bank debt facilities, offset by non-reoccurring miscellaneous income of $2,540 relating to a settlement payment from a class action law suit relating to the overpricing of raw materials.

Net Income.  Net income for the quarter ended March 31, 2018 was $28,685, compared to $148,464 for the quarter ended March 31, 2017.

Nine Months Ended March 31, 2018 Compared to March 31, 2017

Net Sales.  Net sales of $2,726,907 for the nine months ended March 31, 2018, represents a 4.3% decrease over net sales of $2,849,370 for the same period in 2017. These results were below our expectations as explained earlier. Our sales were primarily sales of closed cell foam tire sales, with sales of agricultural and industrial tires being negligible during the period. We continue to have increased interest in our larger polyurethane foam tires, although sales in key segments such as the agriculture market continue to be depressed due to low commodity pricing.

Cost of Revenues.  Cost of revenues for the nine months ended March 31, 2018 was $1,899,930 or 69.7% of sales compared to $1,861,288 or 65.3% of sales for the same period in 2017. Higher raw material costs in the current period compared to the fiscal year 2017 period is the major factor affecting cost of revenues.

Gross Profit.  Gross profit for the nine months ended March 31, 2018 was $826,978 compared to $988,082 for the same period in 2017.  The March 31, 2018 gross profit reflects a 30.3% gross margin for product sales compared to a gross margin on product sales of 34.7% in 2017.

Research & Development Expenses (R&D).  Research and development expenses for the nine months ended March 31, 2018 were $150,270 compared to $163,174 for the same period in 2017.

Sales & Marketing Expenses. Sales and marketing expenses for the nine months ended March 31, 2018 were $174,556 as compared to $191,191 for the same period in 2017. Sales and marketing expenses decreased $16,635 between periods primarily due to lower sales commission expenses and lower travel costs, offset by increased trade show expenses as we attended two trade shows during this nine month period.

General & Administrative Expenses.  General and administrative expenses for the nine months ended March 31, 2018 were $521,138 compared to $510,596 for the same period in 2017. The increase in general and administrative expenses of $10,542 between periods is driven primarily by higher wage/salary expenditures.

Other Expense.  Other expense for the nine months ended March 31, 2018 was $18,553 compared to $6,667 for the same period in 2017. The negative variance is driven by the write-off of approximately $19,000 associated with the abandonment of CRM software fixed assets.

Net Loss.  Net loss for the nine months ended March 31, 2018 was $37,539, compared to net income for the nine months ended March 31, 2017 of $116,454.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and payments received from our customers.  We do not have any significant revolving credit arrangements.  Historically, our expenses have exceeded our sales, resulting in operating losses.  From time to time, we have obtained additional liquidity to fund our operations through the sale of shares of our common stock and the placement of short-term debt instruments.  At the end of 2016, we were able to obtain term bank debt financing to finance critical manufacturing equipment and operating enhancements, the majority of which were placed in service in fiscal year 2017.  Management continues to evaluate financing options but is choosing to delay financing at terms that subject the Company to high costs of debt, and we are reluctant to raise money through stock sales at what we believe are highly dilutive share prices.  Additionally, management has notified our preferred shareholder that we are indefinitely suspending future payments of their preferred cash dividend.

We have historically not succeeded in establishing favorable revolving short term financing such as lines of credit. In the quarter ended March 31, 2015, we entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company when needed. As of March 31, 2018, we have avoided activation of  this financing option,  due to increased focus on adherence to established collection policies and proactive communication with  customers, including adjusting credit limits to allow for increased sales volume where warranted.

Cash Flows

The following table sets forth our cash flows for the quarters ended March 31, 2018 and 2017.

	Nine months ended Mar. 31,
	(in 000’s)
	2018	2017
Net cash provided by operating activities	$51	$273
Net cash used by investing activities	(19)	(15)
Net cash used by financing activities	(19)	(15)
Net increase in cash during the period	$13	$243

Net Cash Provided by Operating Activities. Our primary sources of operating cash during the period ended March 31, 2018 came from collections from customers, however, our period end receivables balance increased as we waited for several large customers to remit payment in early April 2018. Our primary use of operating cash was an increase in prepaid and other current assets, specifically related to renewal of insurance policies.  Net cash provided by operating activities was $50,682 for the period ended March 31, 2018 compared to net cash provided by operating activities of $273,298 for the same period in 2017.

Non-cash items include depreciation and amortization and stock based compensation.  Our net loss was $37,539 for the period ended March 31, 2018 compared to a net income of $116,454 for the same period in 2017.  The net income for the period ended March 31, 2018 included non-cash expenses for depreciation and amortization of $66,164 and stock-based compensation of $21,908.  As of March 31, 2017, depreciation and amortization was $77,171 and stock-based compensation (both stock issued and options) totaled $20,706.

Net Cash Used by Investing Activities.  Net cash used by investing activities was $18,841 for the period ended March 31, 2018 and $15,187 for the same period in 2017.  This year we purchased new production mold tooling and refurbished other manufacturing equipment. For the period ended March 31, 2017 we purchased critical facility equipment of which $15,187 was paid in cash with the remainder financed through bank financing.

Net Cash Used by Financing Activities.  Net cash used by financing activities was $18,835 for the period ended March 31, 2018 and $14,606 for the same period in 2017. The primary use of cash for the period ended March 31, 2018 was payment toward the capital lease of $5,601 and payment of notes payable of $13,234.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at March 31, 2018.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$310,500	$138,000	$172,500	$-	$-
Capital lease (2)	2,792	2,792	-	-	-
Bank debt (3)	72,602	21,349	51,254	-	-
Total contractual cash obligations	$385,894	$162,141	$223,754	$-	$-

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

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At May 8, 2018, our total cash balance was $357,122, none of which is restricted; accounts receivables was $209,742; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $719,622. Our total indebtedness was $554,277 and includes $424,482 in accounts payable and accrued expenses, $17,173 in current portion of long-term debt, $2,115 in capital lease liability and $110,507 in long-term debt.

We continue to pursue initiatives to improve our liquidity and access to capital resources. Our limited available cash has required us to limit the implementation of our strategic business plan, which we discussed during our shareholder meeting in November 2017. However, management continues to maintain that an equity financing at the current market conditions would be too dilutive and not in the best interests of our shareholders. We will continue to pursue potential opportunities to secure short-term loans, long-term bank financing, revolving lines of credit with banking institutions and equity based transactions with interested financial firms and strategic industry partners in our effort to improve the Company’s financial position and enhance shareholder value.

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

To help address our cash resources, which at times may be limited, we have held discussions with banks and other lenders regarding establishing a line of credit for short term cash needs. However at this time we have not succeeded in establishing such a line of credit.  We have entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables the Company to sell individual customer invoices for faster cash flow when required. During fiscal year 2018 we have not utilized any factoring of our invoices.

Management continues to execute its strategic plan focusing on “Profitability as a Mindset”.  The Company’s emphasis on proper product pricing and new marketing campaigns has driven more profitable sales. While we are experiencing the adverse effects on our business due to raw material price increases, our continued emphasis on cost control and sales at profitable price levels will enable the Company to be successful in this competitive market environment. We continue to seek out and develop relationships with large OEMs and tire distributors who can provide better access and distribution in our target markets. Our goal is  to pursue relationships with larger partners who can help us reach the potential of our current products as well as leverage our other intellectual property into value adding products for Amerityre shareholders.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended March 31, 2018, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  However, to expand manufacturing and sales operations beyond the current level, additional capital may be required.

The Company has, on occasion, instituted initiatives to incentivize sales of slower moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory, promote individual product lines, and improve our cash flow.

As of May 11, 2018, the Company has approximately 4,220,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the risk factor described below, for information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2017.

Recent developments in the area of international trade policy may have adverse effects on our operating results.

Recently the US government has announced tariffs on steel and aluminum imports that have increased the price of these commodities, resulting in higher pricing for our steel rims, the majority which are imported from overseas. The final disposition of these proposed tariffs is unknown, but an escalation of this activity may result in significant higher pricing and/or supply shortages of the rims we import for our finished assemblies. We continue to look for acceptable alternative sources for rims in the North American market but to date we have been unable to locate acceptable alternative suppliers. A disruption to our steel rim supply chain could result in lower profit margins and revenues, adversely impacting our financial results.

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

Dated:  May 11, 2018

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)