Form 10-K
period 2018-06-30
AMERITYRE CORP
filed 2018-09-14
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

On September 14, 2018 there were 44,476,346 shares of common stock of the Registrant outstanding.

As of December 31, 2017, the Registrant's most recent second quarter, there were 43,312,107 shares of common stock of the Registrant held by non-affiliates outstanding with a market value $866,242 (based upon the closing price of $0.02 per share of common stock as quoted on the NASD: OTCQB Marketplace).

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement, which will be issued in connection with the 2018 Annual Meeting of Shareholders of Amerityre Corporation, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMERITYRE CORPORATION

2018 ANNUAL REPORT ON FORM 10-K

AMERITYRE CORPORATION

2018 ANNUAL REPORT ON FORM 10-K

This report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates,” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in “Part I. Item 1A. Risk Factors” and elsewhere in this report.

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

Closed-Cell Polyurethane Foam Tires

We currently manufacture closed-cell polyurethane foam tires for bicycles, carts, hand trucks, lawn and garden, wheelbarrow, personnel carriers, and medical mobility products.  Our closed-cell polyurethane foam products are categorized as flat-free because they have no inner tube, do not require inflation and will not go flat even if punctured.  Our tires are mounted on a wheel rim in much the same way as a pneumatic tire.  Our closed-cell polyurethane foam products are virtually maintenance free, non-toxic, provide extended tire life, and offer superior energy efficiency compared to rubber based tires.  Closed cell foam tires and components accounted for approximately 96% of fiscal 2017 revenues.

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

Polyurethane Elastomer Industrial Tires

We have developed solid polyurethane industrial tires made of Elastothane®, our family of proprietary polyurethane elastomer formulations.  We currently produce over 20 sizes for Class 1, 4 and 5 forklifts, as well as elastomer tires for scissor lifts. Recently we have developed a new elastomer formulation for use in baggage carts, personnel carriers, stock chasers, and lawn mowers, for applications where enhanced abrasion resistance and increased weight bearing capacity is required. We believe our tires are superior to rubber tires as they are non-marking, more energy efficient, carry greater load weight, are made of non-toxic materials, operate in lower temperature environments and have longer service life.  We continue to look for joint product development initiatives to create new industrial tire business opportunities.

Agricultural Tires

Amerityre has developed three products for the agricultural tire market, flat-free pivot tires used in irrigation systems, seeder tires, and hay baler tires.  Some of our larger tires, such as our 18 x 8.50 and 5.70 x 12 tires, have been purchased for use in some agricultural applications. Sales of agricultural tires continued to be negatively impacted by low commodity prices in fiscal year 2018.  Agricultural tires accounted for approximately 3% of fiscal 2018 revenues. As with our industrial tires, we continue to pursue joint product development opportunities to create new agricultural tire market applications.

Raw Materials and Supplies

The two principal chemical raw materials required to develop the proprietary formulations used in the manufacture our products are known generically as polyols and isocyanates.  We also purchase various chemical additives that are mixed with the polyols and isocyanates.  We maintain multiple sources for chemical raw materials to assure adequate supply and competitive pricing. The quality of our raw materials is critical to the performance of our proprietary formulations.

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

All of our products are inspected prior to shipment to ensure quality.  Any products considered by our quality control personnel to be defective are disposed of through traditional refuse disposal services.  All of our tires are manufactured in our Boulder City, NV facility.

Information Systems

We use commercial computer aided design (CAD) and finite element analysis (FEA) software tools in the engineering and design of our products.  This software allows us to integrate our proprietary manufacturing and production data with our design technology, enabling our engineering department to leverage our previous manufacturing and test results to predict the performance characteristics of new product designs and product improvements.  For general business purposes, we use commercially available software for financial, distribution, manufacturing, customer relationships and payroll management. Our computer system is protected by commercially available security and antivirus software.

Sales, Marketing and Distribution

Amerityre utilizes independent manufacturer representatives with tire industry experience to promote and sell our products. These representatives sell all of our products in a designated sales territory. These independent sales professionals complement our in-house sales department in Boulder City. The majority of our sales are direct to OEMs or sold to tire distributors who in turn sell to individual end users. We also sell to individuals through our website, although the website is designed primarily as an education tool for current and potential customers. We currently distribute our products directly from our manufacturing facility in Boulder City, Nevada.

Internationally, we have several distribution partners located in Canada, Australia, and Europe. We continue to seek additional international sales and marketing partners to expand the worldwide sales and distribution of our products.

Customers

We have one customer who accounted for approximately 25% of our sales for the year ended June 30, 2018 and two customers who accounted for approximately 31% of our sales for the year ended June 30, 2017. In general, our customers are OEMs of lawn and garden products and outdoor power equipment, regional tire distributors, retail cooperatives, agricultural tire distributors, and retailers of lawn and garden products, bicycle tires and hand truck tires. With the introduction of internet sales functionality on our website we expect to gain more end user customers going forward.

Competition

There are several companies that produce not-for-highway-use or light-duty tires from polyurethane foam such as Greentyre, who manufactures in the UK; Carefree Tire, who manufactures in China; Marastar (a division of Carlstar), who manufactures in China, and Custom Engineered Wheels and Krypton Industries, who manufacture in India.  We believe our closed-cell polyurethane foam tires are superior to the polyurethane foam tires offered by the aforementioned competitors. Our closed cell technology gives our products higher load bearing characteristics than competitor tire products that have open-cell polyurethane foam, while producing a ride quality comparable to a pneumatic tire. We believe we are the largest USA-based manufacturer of polyurethane flat free tires.

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

Despite the presence of larger competitors, we believe that our superior proprietary formulations give us some competitive advantages in certain market segments. We produce the only flat free polyurethane foam tires in the bicycle tire, golf cart tire, and personnel carrier tire market segments. The performance advantage of our formulation is evident in these market segments where load bearing capability combined with ride quality is important. Consequently, we have focused our attention on these products segments in our sales and marketing efforts.

In the agricultural tire market, the market leader is Titan Tire USA, a global manufacture of agriculture pneumatic tire and wheel assemblies.  In addition, Rhino Gator, BB Metal Works, and Mach II are North American competitors offering various types of flat free pivot tire solutions.  OEM manufacturers of pivot irrigation systems, such as Valmont Industries and Lindsay, have developed their own flat free tires for their irrigation systems. There are various domestic and international competitors in the seeder tire and hay baler tire markets. The current economic landscape in the agricultural sector has hurt all participants in the tire market. Farmers are less likely to upgrade their equipment to flat free tires until the agricultural commodity prices begin to rise again.

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

Trade Secrets

Our polyurethane formulation technology is based on two key proprietary formulation types; a closed-cell polyurethane foam, which is a lightweight material with high load-bearing capabilities for low duty cycle applications, and a polyurethane elastomer, which is a high performing material with high load-bearing capabilities for high duty applications. Our technology has been maintained as Trade Secret by combination of limited and controlled access to our facility along with a use of non-disclosure agreements with persons that have been afforded access.  To the best of our knowledge and belief, we have maintained the technology as trade secrets as required to provide for the protection of our polyurethane material technology under U.S. trade secret laws.

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

Employees

As of September 14, 2018, we had 13 full-time employees and 1 part-time employees, including 5 salaried and 9 hourly employees.  We hire temporary labor as required to meet peak manufacturing needs.  We believe that we will be able to hire a sufficient quantity of qualified laborers in the local area to meet our business needs.  Our manufacturing process does not require special skills, other than training to our production techniques and specific equipment.  Our employees are not represented by a labor union or a collective bargaining agreement.  We consider our relations with our employees to be good.

Research and Development

We consider Research and Development activities to be a critical part in our growth strategy.  Our current research and development activities are focused on new product development in partnership with potential OEM partners with a specific product need and improving our current formulation processing to make our manufacturing processes more cost efficient.  We continue to investigate new, potentially lower cost polyurethane foam formulations to supplement our premium formulations and increase the Company’s competitive position in specific market segments.  Due to the Company’s limited resources, tire projects which are contingent on additional development, such as automotive tires, have been put on hold and will be revisited at a later date when sufficient resources are available.  Research and development expenses of an external testing nature were $5,245 and $44,093, for fiscal 2018 and 2017, respectively.  All research and development expenses of the Company including internal and external expenses were $183,566 and $227,092, for fiscal 2018 and 2017, respectively.

ITEM 1A. RISK FACTORS

Historically, we have lost money from operations and we have made no provision for any contingency, unexpected expenses or increases in costs that may arise.

Before fiscal year 2017, Amerityre lost money from operations. For fiscal year 2018 we again experienced a small net loss from operations. While we are optimistic that we will be able to continue a more positive trend, there is no guarantee that this will be the case.

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

A number of factors may affect future sales of our products even if we are successful in increasing our revenue base.  These factors include whether competitors produce alternative or superior products, whether the cost of implementing our products is competitive in the marketplace, and whether we can establish effective sales and distribution networks for our products.  In order to succeed as a company, we must continue to manufacture quality products and sell adequate quantities of products at prices sufficient to generate profits.  We may not accomplish these objectives.

The growth rate in the U.S. economy could have an adverse impact on our business, operating results or financial position.

The U.S. economy has experienced increased growth over the past year, attributed to the implementation of tax reform legislation and a general pickup in business confidence in the economy. However, poor market conditions in the agricultural commodity markets continue to impair our agricultural tire sales, and we expect continued dismal farm incomes this year. Other potential headwinds to economic growth overall are a tariff trade war, renegotiated trade agreements with international trading partners, and Federal Reserve policies that tighten credit. Any of these factors can affect foreign exchange rates, as we have seen with the appreciation of the US dollar during the last 6 months of our fiscal year 2018. A continuation or worsening of these conditions, including credit and capital markets disruptions, could have an adverse impact on our business, operating results or financial position in a number of ways. We may experience declines in revenues and cash flows as a result of reduced orders, payment delays or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and customers. We may incur increased costs or experience difficulty with our ability to borrow in the future or otherwise with financing our operating, investing or financing activities. Any of these potential problems could hinder our efforts to increase our sales and might, if severe and extensive enough, cause our sales to decline, jeopardizing our ability to operate.

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

We have limited experience within some of the new market segments we have entered.  We have less marketing and product development resources at our disposal compared to our competitors in the tire industry.  To remain profitable, our products must be cost-effective, economical to produce, and have the ability to be distributed on a commercial scale.  Furthermore, if our technologies and products do not achieve, or if they are unable to maintain, market acceptance we may not be profitable.

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

We currently have limited resource levels, which has forced us to make choices regarding which new market opportunities we should pursue. Our inability to raise significant additional working capital has resulted in the Company deferring pursuit of potentially attractive market opportunities. The Company will continue to finance new business opportunities using internally generated cash flow. If we are not able to raise capital going forward, it is possible that additional opportunities to improve the Company’s market position will be lost.

We are subject to governmental regulations, including environmental and health and safety regulations.

Our business operations are subject to a variety of national, state and local laws and regulations, many of which deal with the environment and health and safety issues. We believe we are in compliance with applicable environmental and worker health and safety requirements. Our raw materials are non-toxic and our process is less hazardous than traditional rubber tire manufacturing. However, significant future expenditures may be necessary if compliance standards change or unknown conditions that require remediation are discovered. If we fail to comply with present and future environmental and worker health and safety laws and regulations, we could be subject to future liabilities or interruptions in our operations, which could have a material adverse effect on our business.

The markets in which we sell our products are highly competitive.

The markets for our products are highly competitive on a global basis, with many companies having significantly greater resources and market share than us.  Many of our competitors maintain a significantly higher level of brand recognition than we do.  Their access to greater resources enables them to adapt more quickly to changes in the markets we have targeted.  Our competitors are able to devote greater resources to the development and marketing of new products.  Most of the products we have developed have not obtained broad market acceptance and rely on our emerging technology.  To improve our competitive position, we will need to make significant ongoing investments in manufacturing, customer service and support, marketing, sales, research and development and intellectual property protection.  We do not know if we will have sufficient resources to continue to make such investments or if we will maintain or improve our competitive position within the markets we serve.

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

Third parties may seek to challenge, invalidate, circumvent or render unenforceable any patents or proprietary rights owned by or licensed to us based on, among other things:

●	subsequently discovered prior art or engineering designs;

●	lack of entitlement to the priority of an earlier, related application; or

●	failure to comply with the written description, best mode, enablement or other applicable requirements.

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

Even if tests indicate that our tires meet industry performance standards, these products may subject us to significant product liability claims because the technology is new and there is little history of long term use in particular applications.  Moreover, because our products are and will be used in applications where their failure could result in injury, we could also be subject to product liability claims.  Introduction of such new products and increased use of our existing products will most likely increase our product liability premiums and defense of potential claims could increase insurance costs even further, which could substantially increase our expenses.  Any insurance we obtain may not be sufficient to cover the losses incurred through such lawsuits.

Significant increases in the price of chemicals, steel and other raw materials used in our products could increase our production costs and decrease our profit margins or make our products less competitive in the marketplace due to price increases.

The materials used to produce our products are susceptible to price fluctuations due to supply and demand trends, the economic climate and other unforeseen trends.  Our raw materials pricing could increase further in the future. We have already seen significant price increases from our raw material suppliers during the past year. With respect to both polyols and isocyanates, worldwide demand is increasing and may exceed current capacity. If we are successful in implementing our business strategy, the quantities of chemical raw materials required by us or by others that utilize our technology may increase significantly. Shortages, if any, may result in chemical price increases. We have experienced increases in the cost of wheel components due to the increased cost of steel, but no supply delays or shortages. Existing trade agreements with foreign countries may be subject to change in the future, with tariffs or import duties being levied by the US government increasing the cost of our foreign-based raw materials. Because we are introducing products that will compete, in part, on the basis of price, we may be unable to pass cost increases on to our customers.  If we are unable to pass on raw material cost increases to our customers, our future results of operations and cash flow will be materially adversely affected.

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

Our common stock is quoted on the OTCQB Marketplace.  As a result, secondary trading of our shares may be subject to certain state imposed restrictions and the ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Further, our shares may be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock” rule. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000, excluding the value of a principal residence, or annual income exceeding $200,000 by an individual, or $300,000 together with his or her spouse), are subject to additional sales practice requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of June 30, 2018, we did not have any unresolved comments with the staff of the Securities and Exchange Commission.

ITEM 2. PROPERTIES

In May 2015, we negotiated a five (5) year extension of the lease on our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building.  We currently occupy all 49,200 square feet, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  The extended lease commenced on July 1, 2015 for the base rent as follows:

●	July 1, 2015 to June 30, 2016: $11,300
●	July 1, 2016 to June 30, 2017: $11,400
●	July 1, 2017 to June 30, 2018: $11,500
●	July 1, 2018 to June 30, 2019: $11,500
●	July 1, 2019 to June 30, 2020: $11,500

All other terms and conditions of the building lease remain in effect.

ITEM 3. LEGAL PROCEEDINGS

As of June 30, 2018, we were not involved in any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB Marketplace (“OTC”). The following table sets forth for the periods indicated the high and low sale prices of our common stock.  Prices represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal year ended June 30,	High	Low

2018
Fourth Quarter	$0.02	$0.02
Third Quarter	$0.02	$0.02
Second Quarter	$0.03	$0.01
First Quarter	$0.03	$0.02

2017
Fourth Quarter	$0.04	$0.02
Third Quarter	$0.05	$0.01
Second Quarter	$0.02	$0.01
First Quarter	$0.04	$0.01

The closing price of our common stock on the OTC on September 11, 2018 was $0.02 per share.  There were approximately 483 holders of record of our common stock and 44,476,346 shares of common stock outstanding based on information provided by our transfer agent, Interwest Transfer Company, Inc. a Division of Issuer Direct Corp., 1981 E. Murray-Holladay Road, Holladay, Utah 84117.

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

Overview

Amerityre engages in the research and development, manufacturing and sale of polyurethane tires.  We believe that we have developed unique polyurethane formulations that allow us to make products with superior performance characteristics, including abrasion resistance, energy efficiency and load-bearing capabilities, when compared to conventional rubber tires.  We also believe that our manufacturing processes are more energy efficient than the traditional rubber tire manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure that are necessary to cure rubber. Using our polyurethane technologies, we believe tires can be produced which last longer, are less susceptible to failure and are friendlier to the environment.

We concentrate on three segments of the flat free tire market:  light duty polyurethane foam tires, polyurethane elastomer industrial tires and agricultural tires. Our focus continues to be applications and markets where our advantages in product technology and tire performance give us an opportunity to obtain premium pricing. Our most recent activities in these areas are set forth below:

Light Duty Polyurethane Foam Tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and dealers accounts for the majority of our revenue. We have the ability to produce a broad range of products for the light duty tire market. Our efforts in product development and marketing allow us to build customer relationships and expand sales with original equipment manufacturers and tire distributors.  We continue our focus on creating unique product solutions for customers with specific tire performance requirements. Over fiscal year 2018 we have seen increased demand for our golf cart and baggage cart tires, and we expect this trend to continue in the future.

Polyurethane Elastomer Industrial Tires – During the fourth quarter of fiscal year 2016 we relaunched the forklift tire product line with select customers. The acceptance of our forklift tires in the marketplace continues to be much slower than expected.  Our scissor lift tire has also experienced limited customer interest as OEMs have refused to adopt or endorse our tire, mainly due to better economics with the existing rubber tires versus our offerings. Despite better economics with our tire for the end user, we have found that the dealer network is reluctant to switch to our tires without an endorsement from the OEMs.  These products contributed negligible revenue during fiscal year 2018. We intend to continue to promote these products in our target markets to improve market acceptance and establish market share.

During the 4th quarter of fiscal year 2018, the Company developed a new elastomer formulation for use in several of its larger tire applications. This new formulation will provide higher static load bearing capability as well as higher abrasion resistance compared to our closed cell foam formulation. We expect this new formulation to be attractive in agricultural applications as well as other applications where higher abrasion resistance is required. We are currently conducting field testing of this formulation with several customers and expect sales to increase as fiscal year 2019 progresses.

Agricultural Tires – Sales of agricultural tires were negatively impacted by low farm commodity prices, which continue to reduce farm income levels and funds available for the purchase of farm equipment. Recent projections of farm commodity pricing indicate that the market will continue to suffer from low crop pricing, with no substantial increase in spending by farmers anticipated soon.  Large agricultural equipment suppliers are more optimistic about farmer income and farm-related spending for the upcoming year, but we are expecting continued difficult conditions for our tire sales until we see substantial evidence of a turnaround in the markets. We will manage our business accordingly, continuing our efforts to educate the agricultural market on the benefits of our products while investing in R&D to develop new products for this market segment.

Due to the Company’s limited resources, tire projects which are contingent on additional significant development, such as automotive tires, have been put on hold and will be revisited at a later date. However, we believe investment in R&D for new and improved products is important to the continued turnaround in our overall business, and we will selectively invest in promising opportunities that fit in our current budget We expect our investments in our current R&D activities will prove to be a prudent use of our limited capital resources.

As described above, our product line covers diverse market segments which are unrelated in terms of customer base, product, distribution, market demands and competition. Our sales team is comprised of our in-house sales department supplemented by three independent manufacturer representatives whose experience is complementary to our product portfolio.  The Company’s emphasis on proper product pricing and new marketing campaigns continues to drive more profitable sales.   Our website has helped to educate the marketplace about our products as well as generate some online sales. We have a solid backlog for orders to be delivered over the next 12 months.  However, we expect that the challenging economic environment, particularly in the agricultural market, will continue to provide strong headwinds and negatively impact our drive towards consistent and increasing profitability. The current US administration’s emphasis on “Buy American Products” unfortunately did not provide any significant new sales opportunities for us in fiscal year 2018.

Since the initial introduction of our strategic initiative, called “Profitability as a Mindset”, in 2015, the Company has been successful in implementing improvements to business processes and systems despite limited availability of resources. This program has driven improvements to the bottom line and enabled the Company to remain competitive despite a challenging environment for revenue growth.  The focus of this program going forward will continue to emphasize development of new distribution channels while maintaining our cost control discipline. The Company is currently reviewing the organization of its Sales and Marketing department, commission levels paid on sales, and overall product pricing given the dramatic changes in market conditions over the past 6 months. We expect to implement changes during the fiscal year 2019 first quarter that will address some identified issues and help the company regain its profitability in fiscal year 2019.

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

●	Consulting expenses, which consist primarily of amounts paid to third-parties for outside services;

●	Depreciation and amortization expenses which result from the depreciation of our property and equipment, including amortization of our intangible assets; and

●	Stock based compensation expense related to stock and stock option awards issued to employees and consultants for services performed for the Company.

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

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at June 30, 2018, totaling $487,633 with accumulated amortization of $355,028 for a net book value of $132,605. Patent and trademark costs have been capitalized at June 30, 2017, totaling $487,633 with accumulated amortization of $331,681 for a net book value of $155,952.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of June 30, 2018 and 2017, respectively, there were no pending patents.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- for the years ended June 30, 2018 and 2017, respectively.

Amortization expense for the years ended June 30, 2018 and 2017 was $23,347 and $27,427 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of FASB Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

●	any changes in the market relating to the patents that would decrease the life of the asset;

●	any adverse change in the extent or manner in which the patents are being used;

●	any significant adverse change in legal factors relating to the use of the patents;

●	current period operating or cash flow loss combined with our history of operating or cash flow losses;

●	future cash flow values based on the expectation of commercialization through licensing; and

●	current expectations that, more likely than not, the patents will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the fiscal years ended June 30, 2018 and June 30, 2017 reflect the impact of FASB ASC 718. Stock-based compensation expense recognized under FASB ASC 718 for the fiscal years ended June 30, 2018 and 2017 was $28,792 and $27,807, respectively, related to employee stock options and employee stock grants.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for fiscal years ended June 30, 2018 and June 30, 2017 assume all awards will vest; therefore no reduction has been made for estimated forfeitures.

Results of Operations

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our sales and cash flows.  These key performance indicators include:

●	Revenues, net of returns and trade discounts, which consists of product sales and services and is an indicator of our overall business growth and the success of our sales and marketing efforts;

●	Gross profit, which is an indicator of both competitive pricing pressures and the cost of goods sold of our products and the mix of product and license fees, if any;

●	Growth in our customer base, which is an indicator of the success of our sales efforts; and

●	Distribution of sales across our products offered.

During fiscal year 2018, the Company did not achieve positive annual net income (before preferred dividends), unlike the prior year results. The following summary table presents a comparison of our results of operations for the fiscal years ended June 30, 2018 and June 30, 2017, with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

			Percent
	Fiscal Year Ended June 30,		Change
	(in 000’s)
	2018	2017	2018 vs. 2017
Net revenues	$3,620	$3,629	(0.2)%
Cost of revenues	(2,520)	(2,444)	3.1%
Gross profit	1,100	1,185	(7.2)%
Research and development expenses	(184)	(227)	(18.9)%
Sales and marketing expense	(225)	(248)	(9.3)%
General and administrative expense (1)	(710)	(661)	7.4%
Loss on assets, due to write down or disposal	(17)	(6)	183.3%
Other expense	(2)	(10)	(80.0)%
Net (loss) income	(38)	33	(215.2)%
Preferred stock dividend	(100)	(100)	0.0%
Net loss attributable to common shareholders	$(138)	$(67)	106.0%

(1)  Includes stock-based compensation expense of $28,792 and $27,807 for the fiscal years ended June 30, 2018 and 2017, respectively.

Year Ended June 30, 2018 Compared to the Year Ended June 30, 2017

Net revenues. Net revenues of $3,620,427 for the year ended June 30, 2018, represents a decrease of $8,139 or 0.2% decrease, over net revenues of $3,628,566 the year ended June 30, 2017. These results were in line with our expectations as we anticipated that agricultural tire and industrial tire markets would remain weak. We continue to have a positive response to our marketing efforts for our polyurethane foam tires, particularly our golf cart and baggage cart tires. Our forecast for fiscal year 2019 anticipates continued depressed agricultural tire sales, with higher demand for our larger sized polyurethane foam tires. We are also working on several potential supply programs with OEMs, which if procured will positively impact our revenues in fiscal year 2019.

Cost of revenues.  Cost of revenues for the year ended June 30, 2018 was $2,520,799 or 69.6% of revenues compared to $2,444,102 or 67.4% of revenues for the year ended June 30, 2017. Cost of revenues were adversely impacted by higher raw material costs when compared to prior year. The cost increases were due to a tighter supply market for chemicals, as well as tariffs placed on steel and aluminum which increased our costs for our wheels. In addition to significant increases in raw materials we experienced slightly higher expense in manufacturing and shipping supplies. These increases were offset by lower depreciation expense due to the continued use of fully depreciated assets, and lower direct and indirect manufacturing labor, due to staff turnover, when compared to the prior period.  We continue to work with our supply chain to reduce our raw material costs, although we expect continued increases in raw material costs in fiscal year 2019.

Gross Profit.  Gross profit for the year ended June 30, 2018 of $1,099,628 represents a 7.2% decrease over gross profit of $1,184,464 for the year ended June 30, 2017. The fiscal 2018 gross profit reflects a 30.4% gross margin for product sales compared to a gross margin on product sales of 32.6% for fiscal 2017. The decrease in gross profit year over year was mainly due to higher raw material costs during the last half of fiscal year 2018

Research and Development expenses (R&D).  Research and Development expense of $183,566 for the year ended June 30, 2018 represents a 18.9% decrease over the same expense of $227,092 for the year ended June 30, 2017. We continue to focus our R&D efforts on product formulation optimization and new product development.  The Company plans to maintain this level of expenditure as R&D is a key component of the company’s business improvement initiatives.

Sales and Marketing expenses.  Sales and Marketing expense of $225,424 for the year ended June 30, 2018 represents a 9.3% decrease over the same expenses of $248,290 for the year ended June 30, 2017. Sales and marketing expenses decreased $22,866 between periods primarily due to lower sales commissions, lower salary costs, and lower trade show expenses related to our attendance at three trade shows during the year.

General and Administrative expenses. General and Administrative expenses of $709,633 for the year ended June 30, 2018 represents a 7.4% increase over the same expense of $661,245 for the year ended June 30, 2017.  This increase between periods of $48,388 is driven by higher costs related to wages and professional fees offset by decreases in stock-based compensation.

Other Expense.  Other expense of $19,441 for the year ended June 30, 2018 represents 33.9% increase over the same expense of $14,516 for the year ended June 30, 2017. The negative variance is driven by the write-off of approximately $17,000 associated with the abandonment of CRM software fixed assets.

Net (Loss) Income.  The net loss for the year ended June 30, 2018 of $38,436 represents a 215.2% decrease from the net income for the year ended June 30, 2017 of $33,321.  However, net loss to common shareholders, which includes the impact of the preferred share dividend, was $138,436, representing a 106.0% increase when compared to fiscal year 2017. As explained earlier, the majority of this reversal in profit year over year is due to higher raw material costs.

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

We have historically not succeeded in establishing favorable revolving short term financing such as lines of credit. In the quarter ended March 31, 2015, we entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed. As of June 30, 2018, we have not needed to activate this financing option due to increased focus on adherence to established collection policies and proactive communication with repeat customers, including adjusting credit limits to allow for increased sales volume where warranted.

Cash Flows

The following table sets forth our cash flows for the fiscal years ended June 30, 2018 and 2017.

	Years ended June 30,
	(in 000’s)
	2018	2017
Net cash (used)/provided by operating activities	$(81)	$123
Net cash used in investing activities	(19)	(29)
Net cash used in financing activities	(26)	(21)
Net increase (decrease) in cash during period	$(126)	$73

Net Cash Provided By Operating Activities. Our primary sources of operating cash during fiscal 2018 came from our collection of accounts receivable and sales of inventory, however, our period end receivables balance increased as we waited for several large customers to remit payment in early July 2018. Our primary use of operating cash was an increase in prepaid and other current assets, specifically related to renewal of insurance policies.  Net cash used by operating activities was $81,474 for the year ended June 30, 2018 compared to net cash provided of $122,500 for the same period in 2017.

Non-cash items include depreciation and amortization, stock-based compensation and loss on assets due abandonment of CRM software.  Our net loss was $38,436 for the year ended June 30, 2018 compared to a net income of $33,321 for the same period in 2017.  The net loss for fiscal 2018 included non-cash expenses for stock-based compensation (both stock issued and options) of $28,792.  In fiscal 2017, stock-based compensation (both stock issued and options) totaled $27,807.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $19,407 for the year ended June 30, 2018 and $28,868 for the same period in 2017.  The primary use of cash in investing activities for the year ended June 30, 2018 relates to routine upkeep of our manufacturing equipment which qualified for capitalization; in 2017, the $28,868 relates to critical updates and an overhaul to our Company website.

Net Cash Used In Financing Activities.  Net cash used in financing activities was $25,521 for the year ended June 30, 2018 and was solely for the payment of our lease and note payable liabilities.  During fiscal years ended June 30, 2017, the primary use of cash for financing activities was also solely for the payment of our lease and note payable liabilities, for $20,678.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at June 30, 2018.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$276,000	$138,000	$138,000	$-	$-
Capital lease (2)	726	726	-	-	-
Bank debt (3)	72,602	21,349	51,253	-	-
Total contractual cash obligations	$349,328	$160,075	$189,253	$-	$-

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

Cash Position, Outstanding Indebtedness, and Future Capital Requirements

At September 12, 2018, our total cash balance was $283,329, none of which is restricted; accounts receivables were $246,385; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $591,788. Our total indebtedness was $447,734 and includes $230,250 in accounts payable, $72,227 in accrued expenses, $23,899 in deferred revenue, $19,042 in current portion of long-term debt, and $40,001 in long-term debt.

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

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended June 30, 2018, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  However, to expand manufacturing and sales operations beyond the current level, additional capital may be required.

The Company has, on occasion, instituted initiatives to incentivize sales of slower moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory, promote individual product lines, and improve our cash flow.

As of September 14, 2018, the Company has approximately 3,060,371 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary to fund limited working capital needs.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive and Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive and Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive and Financial Officers, concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s management is responsible for establishing and maintaining a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and the Board of Directors regarding the reliability of our financial statements. The system includes but is not limited to:

●	a documented organizational structure and division of responsibility;

●	established policies and procedures, including a code of conduct to foster a strong ethical climate which is communicated throughout the company;

●	regular reviews of our financial statements by qualified individuals; and

●	the careful selection, training and development of our people.

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

The Company’s management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, the Company’s management has concluded that, as of June 30, 2018, the Company’s system of internal controls over financial reporting was effective in providing reasonable assurance based on those criteria.  The Company used the 2013 version of the COSO framework.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our Proxy Statement related to our 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than October 28, 2018 (120 days after the end of the fiscal year covered by this Annual Report on Form 10-K).

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

Dated:  September 14, 2018

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of September 2018.

/s/ Michael F. Sullivan	/s/ David Clark
Michael F. Sullivan Chairman of the Board	David Clark Director

/s/ David Hollister	/s/ George Stoddard
David Hollister Director	George Stoddard Director

/s/ Terry Gilland
Terry Gilland Director

AMERITYRE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Amerityre Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Amerityre Corporation (the Company) as of June 30, 2018, and 2017, and the related statements of operation, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Haynie & Company
We have served as the Company’s auditor since 2016.
Salt Lake City, Utah
September 14, 2018

AMERITYRE CORPORATION

Balance Sheets

	June 30, 2018	June 30, 2017
ASSETS

CURRENT ASSETS
Cash	$213,854	$340,256
Accounts receivable	410,425	284,004
Current inventory - net	516,334	576,191
Prepaid and other current assets	84,892	112,368
Total Current Assets	1,225,505	1,312,819

PROPERTY AND EQUIPMENT
Leasehold improvements	201,074	196,223
Molds and models	583,611	577,549
Equipment	2,989,297	2,982,218
Furniture and fixtures	59,057	74,921
Construction in progress	1,000	17,351
Software	247,610	339,009
Less – accumulated depreciation	(3,870,155)	(3,914,142)
Total Property and Equipment - net	211,494	273,129

OTHER ASSETS
Patents and trademarks – net	132,605	155,952
Non-current inventory	206,842	228,403
Deposits	11,000	11,000
Total Other Assets	350,447	395,355
TOTAL ASSETS	$1,787,446	$1,981,303

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$379,086	$468,489
Current portion of long-term debt	20,377	19,382
Current portion of lease liability	726	6,967
Deferred revenue	20,712	-
Total Current Liabilities	420,901	494,838

Long-term debt	105,633	124,482
Long-term lease liability	-	1,426
TOTAL LIABILITIES	526,534	620,746

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 2,000,000 and 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common stock: 75,000,000 shares authorized of $0.001 par value, 44,476,346 and 43,312,107 shares issued and outstanding, respectively	44,476	43,312
Additional paid-in capital	62,638,754	62,615,728
Stock payable	14,601	-
Accumulated deficit	(61,438,919)	(61,300,483)
Total Stockholders’ Equity	1,260,912	1,360,557
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,787,446	$1,981,303

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Operations

	For the Years Ended June 30,
	2018	2017

NET SALES	$3,620,427	$3,628,566

COST OF REVENUES	2,520,799	2,444,102

GROSS PROFIT	1,099,628	1,184,464

EXPENSES
Research and development	183,566	227,092
Sales and marketing	225,424	248,290
General and administrative	709,633	661,245

Total Expenses	1,118,623	1,136,627

(LOSS) INCOME FROM OPERATIONS	(18,995)	47,837

OTHER INCOME/(EXPENSE)
Interest expense	(4,997)	(8,468)
Loss on assets, due to write down or disposal	(17,351)	(6,331)
Other income	2,907	283

Total Other Expense	(19,441)	(14,516)

NET (LOSS) INCOME	(38,436)	33,321

Preferred Stock Dividend	(100,000)	(100,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(138,436)	$(66,679)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	43,629,328	42,417,601

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit
Balance, June 30, 2016	2,000,000	$2,000	42,175,287	$42,175	$62,579,558	$4,500	$(61,233,804)
Preferred stock dividends	-	-	-	-	-	-	(100,000)
Stock option based compensation expense – options	-	-	-	-	16,097	-	-
Stock based compensation expense for employee and Board of Director service	-	-	1,136,820	1,137	20,072	(4,500)	-
Net income for the year ended June 30, 2017	-	-	-	-	-	-	33,321
Balance, June 30, 2017	2,000,000	2,000	43,312,107	43,312	62,615,728	-	(61,300,483)
Preferred stock dividends	-	-	-	-	-	-	(100,000)
Stock option based compensation expense – options	-	-	-	-	729	-	-
Stock based compensation expense for employee and Board of Director service	-	-	1,164,239	1,164	22,298	14,601	-
Net loss for the year ended June 30, 2018	-	-	-	-	-	-	(38,436)
Balance, June 30, 2018	2,000,000	$2,000	44,476,346	$44,476	$62,638,754	$14,601	$(61,438,919)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Cash Flows

	For the Years Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(38,436)	$33,321
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	87,039	102,495
Stock based compensation, employee and Board of Directors	28,792	27,807
Loss on assets, due to write down, disposal or abandonment	17,351	6,331
Changes in operating assets and liabilities:
Accounts receivable	(126,421)	9,354
Prepaid and other current assets	27,476	(66,756)
Inventory and change in inventory reserve	81,418	(15,042)
Accounts payable and accrued expenses	(179,405)	24,990
Deferred revenue	20,712	-
Net Cash Provided (Used) by Operating Activities	(81,474)	122,500
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(19,407)	(20,868)
Cash paid for patents and trademarks	-	(8,000)
Net Cash Used by Investing Activities	(19,407)	(28,868)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on lease liability	(7,667)	(6,250)
Payments on notes payable	(17,854)	(14,428)
Net Cash Used by Financing Activities	(25,521)	(20,678)
NET (DECREASE) INCREASE IN CASH	(126,402)	72,954
CASH AT BEGINNING OF YEAR	340,256	267,302
CASH AT END OF YEAR	$213,854	$340,256

NON-CASH FINANCING ACTIVITIES

Interest paid	$4,997	$8,468
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Write off of previously reserved forklift tires	$-	$81,224
Purchase of fixed assets through debt	$-	$95,823
Accrued preferred stock dividends	$100,000	$100,000
Issuance of stock for stock payable	$-	$4,500
Issuance of stock for accrued expense	$10,000	$5,000
Write off fully depreciated fixed assets no longer in use	$107,678	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2018 and 2017

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Amerityre Corporation (the “Company”) incorporated as a Nevada corporation on January 30, 1995 under the name American Tire Corporation and changed its name to Amerityre Corporation in December 1999.  The Company was organized to take advantage of existing proprietary and non-proprietary technology available for the manufacturing of specialty tires. The Company engages in the manufacturing, marketing, distribution and sales of “flat free” specialty tires and tire-wheel assemblies and currently is manufacturing these tires at its facility located in Boulder City, Nevada.

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

Concentrations of Risk

The Company places its cash accounts with high credit quality financial institutions and generally limits the amount of credit exposure to the amount in excess of the FDIC insurance coverage limit of $250,000 for interest bearing accounts.  As of June 30, 2018, the Company had no funds exceeding this amount; as of 2017, the Company had funds exceeding this limit.  The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk to cash.

Credit losses, if any, have been provided for in the financial statements and are based on management’s expectations. The Company’s accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual risks or significant risks in the normal course of its business.

We have one customer who accounted for 25% of our sales for the year ended June 30, 2018 and two customers who accounted for 31% of our sales for the year ended June 30, 2017.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  As of June 30, 2018 and 2017, respectively, we had no cash equivalents.

Trade Receivables

We generally charge-off trade receivables that are more than 120 days outstanding as bad-debt expense, unless management believes the amount to be collectable. The charge-off amounts are included in general and administrative expenses.   As of June 30, 2018 and 2017, the reserve for uncollectible accounts was $0, respectively.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2017 and 2016

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	2018	2017
Raw materials	$214,787	$262,187
Finished goods	569,294	595,910
Inventory reserve	(60,905)	(53,503)
Inventory – net (current and long term)	$723,176	$804,594

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

Depreciation expense for the years ended June 30, 2018 and 2017 was $63,692 and $75,068, respectively.

Patents and Trademarks

Patent and trademark costs have been capitalized at June 30, 2018, totaling $487,633 with accumulated amortization of $355,028 for a net book value of $132,605. Patent and trademark costs capitalized at June 30, 2017, totaled $487,633 with accumulated amortization of $331,681 for a net book value of $155,952.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of June 30, 2018 and 2017, respectively, there were no pending patents.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- for the years ended June 30, 2018 and 2017, respectively.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2018 and 2017

Amortization expense for the years ended June 30, 2018 and 2017 was $23,347 and $27,427 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

●	any changes in the market relating to the patents that would decrease the life of the asset;
●	any adverse change in the extent or manner in which the patents are being used;
●	any significant adverse change in legal factors relating to the use of the patents;
●	current period operating or cash flow loss combined with our history of operating or cash flow losses;
●	future cash flow values based on the expectation of commercialization through licensing; and
●	current expectations that, more likely than not, the patents will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

The estimated amortization expense, based on current intangible balances, for the next five fiscal years beginning July 1, 2018 is as follows:

2019	$33,033
2020	$26,427
2021	$16,928
2022	$17,763
2023	$13,896
Thereafter	$24,558

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the fiscal years ended June 30, 2018 and 2017 reflect the impact of FASB ASC 718. Stock-based compensation expense recognized under FASB ASC 718 for the fiscal years ended June 30, 2018 and 2017 was $28,792 and $27,807, respectively, related to employee stock options and employee stock grants.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for fiscal years ended June 30, 2018 and 2017 assume all awards will vest; therefore no reduction has been made for estimated forfeitures.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2018 and 2017

Basic and Fully Diluted Net Loss per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

The Company’s outstanding stock options, warrants, and shares issuable upon conversion of outstanding convertible notes have been excluded from the diluted net loss per share calculation. The Company excluded a total of 3,730,000 and 4,280,000 common stock equivalents for the years ended June 30, 2018 and 2017, respectively because they are anti-dilutive.

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

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Net deferred tax assets consist of the following components as of June 30, 2018 and 2017:

	2018	2017
Deferred tax assets:
NOL carryover	$9,180,100	$17,064,900
Section 1231 loss carryover	32,200	59,900
Inventory reserve	12,800	18,700
R & D carryover	207,100	198,400
Accrued vacation and compensated absences	-	(12,700)
Deferred revenue	4,400	-
Deferred tax liabilities:
Depreciation	(8,600)	(16,000)
Statutory rate change adjustment	(6,147,000)	-
Decrease of valuation allowance due to rate change	6,147,000	-
Valuation allowance	(9,428,000)	(17,313,200)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2018 and 2017 due to the following:

	2018	2017
Book (loss) income tax effected	$(10,800)	$11,700
Depreciation	8,300	18,000
Nondeductible expenses	10,900	8,000
Accrued vacation and compensated absences	-	11,500
Inventory reserve	2,100	(25,400)
Deferred revenue	5,800	-
R&D Section 6765 Addback	100	-
Loss on asset disposal	-	(300)
Valuation allowance	(16,400)	(23,500)
	$-	$-

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2018 and 2017

At June 30, 2018, the Company had net operating loss carry-forwards of approximately $43,715,000 that may be offset against future taxable income from the year 2017 through 2036. No tax benefit has been reported in the June 30, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of June 30, 2018 the Company had no accrued interest or penalties related to uncertain tax positions.

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

Revenue Recognition

The majority of our revenue is derived from short-term sales contracts. We account for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, which we adopted on July 1, 2017, using the modified retrospective method. This change in revenue principle was applied to all contracts effective on the adoption date above.

Revenue for our products is recognized at the time in which our performance obligation is satisfied which we have defined as “control” of the product by the customer. “Control” is defined as a customer having “rights/obligations of physical control over the product or has the rights and intention to control the product.” Based on the terms of our contracts, a customer’s “control” is based on analysis of the following; (i) when a customer arranges their own shipping, and once the product has left our dock, Amerityre recognizes revenue for the product.  In effect by arranging their own shipping the customer is “taking control” of the product when it leaves our warehouse; or (ii) when a customer does not arrange their own shipping we cannot recognize revenue until it is delivered and the customer takes “control” of the product. Due to a very robust process to determine when control, as described above, occurs, there is limited judgement applied in the above process. In cases where we enter into sales arrangements with customers for non-standard products, such as custom formulation materials, revenue items are recognized as separate and distinct contracts with revenue recognition occurring upon acceptance by the customer. These types of transactions have been historically rare and non-routine in nature. We had no revenue from these types of transactions in either fiscal year 2018 or 2017.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2018 and 2017

This establishes a “deferred revenue” event until such time as delivery of the product has been completed and we have proof from the shipper of the delivery (and change in control).

	As filed		Adjusted
	June 30, 2017	Adjustment	June 30, 2017
Current inventory - net	$576,191	$8,325	$584,516
Total assets	$1,981,303	$8,325	$1,989,629

Deferred revenue	$-	$14,889	$14,889
Total liabilities	$620,746	$14,889	$635,635

Accumulated deficit	$(61,300,483)	$(6,564)	$(61,307,047)
Total stockholders’ equity	$1,360,557	$(6,564)	$1,353,993

Total liabilities and stockholders' equity	$1,981,303	$8,325	$1,989,628

Net revenue	$3,628,566	$(14,889)	$3,613,677
Cost of revenue	$2,444,102	$8,325	$2,435,777
Gross margin	$1,184,464	$(6,564)	$1,177,900

Net income	$33,321	$(6,564)	$26,757

Basic and diluted income per share	$(0.00)		$(0.00)

We invoice the customer at shipping, starting the accounts receivable process.  Our Company collection policies on products does not change (this includes any prepayment and credit establishment processes). Nor do our refund and return policies change where credit is provided on account for the next purchase as no refunds are given.

The result of this accounting change is $20,712 of deferred revenue, inclusive of $2,552 of shipping and handling revenue (see below), as of June 30, 2018.  The related deferred cost of sales, included within our inventory accounts was $4,874 as of June 30, 2018.

If we had applied this new accounting method in fiscal year 2017, our financial results would have changed as follows:

Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred.  However, due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related product revenue is also recognized.

The result of this accounting change is a deferral of $2,552 as of June 30, 2018.

Product Warranties

The Company’s standard sales terms include a limited warranty on workmanship and materials to the original purchaser if items sold are used in the service for which they are intended. Specifically the Company warrants wheels, bearings, and bushings for one year from the date of purchase. Due to historical warranty results, we recognize warranty expense based on actual warranty recognition.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2018 and 2017

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended June 30, 2018 and 2017 was $2,492 and $3,776, respectively.

Sales Tax

In accordance with FASB ASC 605-45, formerly EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement, the Company accounts for sales taxes and value added taxes imposed on its good and services on a net basis in the Statement of Operations.

Recent Accounting Pronouncements

Issued

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, (“ASU 2016-02”) which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the Company's financial statements and this accounting standard is the Company’s focus in early fiscal year 2019.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC, did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 2 – DEBT

A former board member, Silas O. Kines, who passed away on January 11, 2012, was also the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long term liability recorded on the transaction.  As of June 30, 2018, $2,000 and $62,468 (2017, $2,000 and $62,940) were recorded for the current and long-term portion, respectively, of the related liability.

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

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Bank debt (both US Bank facilities above)	$72,602	$21,349	$51,253	$-	$-

Total cash obligations	$72,602	$21,349	$51,253	$-	$-

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2018 and 2017

NOTE 3 - CAPITAL LEASE

In July 2015 the Company entered into a capital lease for research and development equipment for $19,337 (which has accumulated depreciation of $7,574).

The following is a schedule by years of future minimum lease payments under capital leases together with present value of the net minimum lease payments as of June 30, 2017:

2019	$726
2020	-
Total minimum lease payments	726
Less: executory costs	-
Net minimum lease payments	726
Less: amount representing interest	(50)
Present value of net minimum payments	$676

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

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease	$276,000	$138,000	$138,000	$-	$-

Total contractual cash obligations	$276,000	$138,000	$138,000	$-	$-

Rent expense for the years ended June 30, 2018 and 2017 was $138,000 and $136,800, respectively.

NOTE 5 – STOCK TRANSACTIONS

During the years ended June 30, 2018 and 2017, the Company had the following stock transactions:

On December 13, 2013, the Board of Directors approved a resolution designating 2,000,000 shares of preferred stock, $0.001 par value, as 2013 Series Convertible Preferred Stock (the “2013 Series Shares”).  On December 18, 2013, the Company filed a Certificate of Designation with the Nevada Secretary of State for the 2013 Series Convertible Preferred Stock, which was approved by the Nevada Secretary of State on December 19, 2013.  The 2013 Series Shares have voting rights only on any matters directly affecting the rights and privileges of the 2013 Series Shares.  The 2013 Series Shares have a liquidation preference amounting to a return of the initial par value per share only, with no further participation in any distributions to other shareholders.  Any issued 2013 Series Shares will convert to the Company’s common stock at a ratio of ten shares of common stock for each share of the 2013 Series Shares (1) at any time at the election of the holder; or (2) automatically on the date that is six years after the date of original issuance of the shares.  Lastly, the 2013 Series Shares contain a quarterly cash dividend rate of 1.25% of the original issuance price of $1.00 per share or $100,000 per year as of June 30, 2018 and 2017, respectively.  In 2016, management notified our preferred shareholder that we are suspending future payments of their preferred cash dividend payments, so the Company can increase its working capital levels. Accrued preferred shareholder dividends were $225,000 as of June 30, 2018 and $125,000 as of June 30, 2017.

On January 21, 2017, 60,000 shares were granted to the Company’s Chief Financial Officer as part of her employment renewal.  The shares are valued as of January 20, 2017 ($0.04) and vest ratably through December 2017.  All of these shares have been issued, 30,000 in our fiscal year 2018, 30,000 in fiscal year 2019.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2018 and 2017

As of January 31, 2017, 225,000 shares were granted to the Company’s Board of Director’s as Board compensation for the term ending November 2017.  Each non-executive Board member receives 50,000 shares, with the Audit Committee Chair receiving 75,000 shares.  The shares vest ratably January – December 2017, valued at a fixed rate of $0.0155, the closing stock price on January 31, 2017.  All of these shares have been issued, 112,500 in our fiscal year 2018, 112,500 in fiscal year 2017.

On March 23, 2017, the Company’s Chief Executive Officer, finalized the negotiation of the replacement and extension of his employment contract.  While all material compensation terms were finalized February 23, 2017 other items within the agreement, filed via Form 8-k on March 27, 2017, were finalized as of March 23, 2017. The Agreement replaces the current employment agreement and extends his term of employment to December 31, 2018.  Inclusive in this new agreement is a stock award of 2.4 million shares of the Company’s common stock vesting ratably over twenty-three months (February 2017 – December 2018), valued at a fixed rate of $0.0168, the closing stock price on February 22, 2017.  As of June 30, 2018, 1,773,913 of these shares have been earned: 521,739 shares issued in fiscal year 2018; 521,739 issued in fiscal year 2017; and, 730,435 or $12,271 as part of our stock payable at June 30, 2018.

On February 23, 2017 the Board of Director’s approved a partial payment of Mr. Sullivan’s 2016 bonus in stock.  This partial payment of $5,000 resulted in the issuance of 322,581 shares of stock.

On November 30, 2017, 265,000 shares were granted to the Company’s Board of Directors as Board compensation for the term ending November 2018.  Each non-executive Board member receives 60,000 shares, with the Audit Committee Chair receiving 85,000 shares.  The shares vest ratably December 2017 – November 2018, valued at a fixed rate of $0.02, the closing stock price on November 30, 2017. As of June 30, 2018, 132,500 shares of stock have been issued.

On January 21, 2018, 60,000 shares were granted to the Company’s Chief Financial Officer as part of her employment renewal.  The shares are valued as of January 21, 2018 and vest ratably through December 2018.  In addition to the stock, her base compensation was adjusted to $36,000 per annum. As of June 30, 2018, 30,000 shares of stock have been issued.

On May 24, 2018 the Board of Director’s approved a partial payment of Mr. Sullivan’s 2017 bonus in stock.  This partial payment of $10,000 resulted in the issuance of 500,000 shares of stock.

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

Prior Issuances of options

On December 1, 2016, 480,000 options were granted to the Company’s Chief Executive Officer as part of his employment offer.  The options have a strike price of $0.10, vest December 1, 2017 and expire December 1, 2020.  Year to date expense related to these options is $1,021 as of June 30, 2017. As of June 30, 2018, $729 in expense was related to this issuance.

Expense related to the above options is $16,097 as of June 30, 2017.

As of June 30, 2017, there was $729 of unrecognized stock-based compensation expense related to stock options that will be recognized over the vest period (December 2017) of the underlying option.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2018 and 2017

Option issuances and vesting during the period ending June 30, 2018 and 2017

No stock options were issued in fiscal year 2018.

A summary of the status of our outstanding stock options as of June 30, 2018 and June 30, 2017 and changes during the periods then ended is presented below:

	June 30, 2018			June 30, 2017
		Weight Average	Intrinsic		Weight Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	4,280,000	$0.12		3,800,000	$0.13
Granted	-	$0.00		480,000	$0.10
Expired/Cancelled	(550,000)	$0.10		-	$0.00
Exercised	-	$0.00		-	$0.00
Outstanding end of period	3,730,000	$0.13	$-	4,280,000	$0.12	$-
Exercisable	3,730,000	$0.13	$-	4,080,000	$0.12	$-

The following table summarizes the range of outstanding and exercisable options as of June 30, 2018:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2018	Weighted Average Remaining Contractual Life
$0.08	150,000	2.42	$0.08	150,000	2.42
$0.10	2,130,000	1.20	$0.10	2,130,000	1.20
$0.17	1,450,000	2.42	$0.17	1,450,000	2.42
	3,730,000			3,730,000

 NOTE 7 – SUBSEQUENT EVENTS

In July 2018, the Company was approved for funding to replace the entire lighting system in our Boulder City facility. This funding comes from a federal grant and a federal guaranteed loan, both of which were being finalized as of the date of this filing. Due to the capital improvement to the building, management is also negotiating an extension to our building lease.