Form 10-Q
period 2018-09-30
AMERITYRE CORP
filed 2018-11-09
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2018

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

(702) 293-1930

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of Registrant’s Common Stock as of November 6, 2018: 45,632,142

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERITYRE CORPORATION

Balance Sheets

	September 30, 2018	June 30, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$303,482	$213,854
Accounts receivable	356,757	410,425
Inventory - net	547,687	516,334
Prepaid and other current assets	108,934	84,892
Total Current Assets	1,316,860	1,225,505

PROPERTY AND EQUIPMENT
Leasehold improvements	201,074	201,074
Molds and models	583,611	583,611
Equipment	2,989,297	2,989,297
Furniture and fixtures	59,057	59,057
Construction in progress	1,000	1,000
Software	247,610	247,610
Less - accumulated depreciation	(3,884,913)	(3,870,155)
Total Property and Equipment	196,736	211,494

OTHER ASSETS
Patents and trademarks - net	126,890	132,605
Non-current inventory	235,442	206,842
Deposits	11,000	11,000
Total Other Assets	373,332	350,447
TOTAL ASSETS	$1,886,928	$1,787,446

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$501,593	$379,086
Current portion of long-term debt	20,635	20,377
Current portion of lease liability	-	726
Deferred revenue	6,462	20,712
Total Current Liabilities	528,690	420,901
LONG-TERM LIABILITIES
Long-term debt	100,724	105,633
Total Liabilities	629,414	526,534

STOCKHOLDERS’ EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common Stock: 75,000,000 shares authorized of $0.001 par value, 45,632,142 and 44,476,346 shares issued and outstanding, respectively	45,632	44,476
Additional paid-in capital	62,659,690	62,638,754
Stock payable	9,795	14,601
Accumulated deficit	(61,459,603)	(61,438,919)
Total Stockholders’ Equity	1,257,514	1,260,912
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,886,928	$1,787,446

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,
	2018	2017

NET SALES	$827,244	$925,716

COST OF REVENUES	561,012	651,816

GROSS PROFIT	266,232	273,900

EXPENSES
Research and development	23,073	58,141
Sales and marketing	50,924	65,735
General and administrative	189,548	194,951

Total Expenses	263,545	318,827

INCOME (LOSS) FROM OPERATIONS	2,687	(44,927)

OTHER INCOME (EXPENSE)
Interest income	103	108
Interest expense	(1,562)	(1,484)
Other income	3,089	-
Loss on asset abandonment	-	(17,352)

Total Other Income (Expense)	1,630	(18,728)

NET INCOME (LOSS)	4,317	(63,655)

Preferred Stock Dividend	(25,000)	(25,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(20,683)	$(88,655)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	44,514,035	43,312,107

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,317	$(63,655)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization expense	20,473	23,559
Stock based compensation	9,785	7,168
Loss on asset abandonment	-	17,352
Changes in operating assets and liabilities:
Accounts receivable	53,668	(66,931)
Prepaid and other current assets	(24,768)	(13,234)
Inventory and any change in inventory reserve	(59,953)	(27,224)
Accounts payable and accrued expenses	105,007	81,628
Deferred revenue	(14,250)	9,637
Net Cash Provided/Used by Operating Activities	94,279	(31,700)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on lease liability	-	(1,772)
Payments on notes payable	(4,651)	(4,316)
Net Cash Used by Financing Activities	(4,651)	(6,088)

NET INCREASE (DECREASE) IN CASH	89,628	(37,788)
CASH AT BEGINNING OF PERIOD	213,854	340,256
CASH AT END OF PERIOD	$303,482	$302,468

NON-CASH FINANCING ACTIVITIES

Interest paid	$1,562	$1,484
Income taxes paid	-	-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Accrued preferred stock dividends	$25,000	$25,000
Write of fully depreciated fixed assets no longer in use	$-	$16,280
Application of last payment of lease liability prepaid in previous period	$726	$-
Reclassification of accrued expense to stock payable	$7,500	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Condensed Financial Statements

September 30, 2018

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2018 Annual Report on Form 10-K.  Operating results for the quarter ended September 30, 2018 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2019.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies disclosed herein have not changed since our audited financial statements and notes thereto included in our June 30, 2018 Annual Report on Form 10-K, except as noted below.

Revenue Recognition

The majority of our revenue is derived from short-term sales contracts. We account for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”.

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

Deferred revenue was $6,462, inclusive of $1,114 of shipping and handling revenue (see below), as of September 30, 2018.  Deferred revenue was $9,637, inclusive of $1,532 of shipping and handling revenue (see below), as of September 30, 2017.

Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred.  Due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related revenue is also recognized.

The result of this accounting is a deferral of $1,114 as of September 30, 2018 and $1,532 as of September 30, 2017.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

Our outstanding stock options and warrants and shares issuable upon conversion of outstanding convertible notes have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 4,210,000 and 3,800,000 common stock equivalents for the quarters ended September 30, 2018 and 2017, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION

Notes to the Unaudited Condensed Financial Statements

September 30, 2018

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

	September 30, 2018	June 30, 2018
	(Unaudited)
Raw Materials	$252,902	$214,787
Finished Goods	594,703	569,294
Inventory reserve	(64,476)	(60,905)
Inventory – net (current and long term)	$783,129	$723,176

Our inventory reserve reflects items that were deemed to be defective or obsolete based on an analysis of all inventories on hand.

The Company critically reviews all slow moving inventory to determine if it is defective or obsolete.  If not defective or obsolete we presented these items as non-current inventory, although all inventory is ready and available for sale at any moment.

NOTE 4 - DEBT

A former board member, Silas O. Kines, who passed away on January 11, 2012, was also the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long term liability recorded on the transaction.  As of September 30, 2018, $2,000 and $62,315 (June 30, 2018, $2,000 and $62,468) were recorded for the current and long-term portion, respectively, of the related liability.

In June 2016, the Company executed a term note with U.S. Bank to finance critical manufacturing equipment and operating enhancements.  Manufacturing equipment of approximately $29,000 was place in service in July 2016.  Various operating enhancement, inclusive of a website redesign, were implemented in fiscal 2017.  In the first quarter of fiscal 2018 the last operational enhancement, a sales customer relation management (“CRM”) system, was abandoned due to challenges with the selected implementation vendor.  The Company implemented another option to address its CRM system needs and the amount we financed through this debt instrument remains the Company’s liability to pay.  Total amount financed for all projects was $55,068, at 5.59% interest, with payments of $1,059 due for 60 months starting July 2016.

AMERITYRE CORPORATION

Notes to the Unaudited Condensed Financial Statements

September 30, 2018

In July 2016, the Company executed a term note with U.S. Bank to finance critical plant facility equipment which was placed into service in July 2017.  The total amount financed was $37,666 at 5.59% interest, with payments of $720 due for 60 months starting October 2016.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Bank debt (both US Bank facilities above)	$61,928	$21,349	$40,579	$-	$-

NOTE 5 - STOCK OPTIONS AND WARRANTS

Prior Issuances of options

On December 1, 2016, 480,000 options were granted to the Company’s Chief Executive Officer as part of his employment offer.  The options have a strike price of $0.10, vest December 1, 2017 and expire December 1, 2020.  As of September 30, 2018 all options have vested.

On January 1, 2018, 480,000 options were granted to the Company’s Chief Executive Officer as part of his employment offer.  The options have a strike price of $0.10, vest ratably January 1, 2018 to December 31, 2018 and expire December 31, 2021.  Year to date expense related to these options is $2,901 as of September 30, 2018. These options were inadvertently excluded from the option table in the Company’s Form 10-K filed on September 14, 2018. The financial consequence of this was deemed both qualitatively and quantitatively immaterial by management and all of the related expense has been recognized in fiscal year 2019.

As of September 30, 2018, there was $967 of unrecognized stock-based compensation expense related to stock options that will be recognized over the vesting period ending December 31, 2018.

We estimated the fair value of the stock options above at the grant date based on the following weighted average assumptions:

Risk-free interest rate	2.010%
Expected life	3.0	years
Expected volatility	114.38%
Dividend yield	0.00%

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

September 30, 2018

A summary of the status of our outstanding stock options as of September 30, 2018 and June 30, 2018, and changes during these periods is presented below:

	September 30, 2018			June 30, 2018
		Weighted Average	Intrinsic		Weighted Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	3,730,000	$0.13		4,280,000	$0.12
Granted	480,000	$0.10		-	$0.00
Expired/Cancelled	-	$0.00		(550,000)	$0.10
Exercised	-	$0.00		-	$0.00
Outstanding end of period	4,210,000	$0.12	$-	3,730,000	$0.13	$-
Exercisable	4,090,000	$0.12	$-	3,730,000	$0.13	$-

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2018	Weighted Average Remaining Contractual Life
$0.08	150,000	3.17	$0.08	150,000	3.17
$0.10	2,610,000	1.67	$0.10	2,490,000	1.59
$0.17	1,450,000	2.00	$0.17	1,450,000	2.00
	4,210,000			4,090,000

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

Overview

Amerityre engages in the research and development, manufacturing, and sale of polyurethane tires.  We believe that we have developed unique polyurethane formulations that allow us to make products with superior performance characteristics, including abrasion resistance, energy efficiency and load-bearing capabilities, when compared to conventional rubber tires.  We also believe that our manufacturing processes are more energy efficient than the traditional, rubber tire, manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure that are necessary to cure rubber. Using our polyurethane technologies, we believe tires can be produced which last longer, are less susceptible to failure and are friendlier to the environment.

We concentrate on three segments of the flat free tire market:  light duty polyurethane foam tires, polyurethane elastomer industrial tires and agricultural tires. Our focus continues to be applications and markets where our advantages in product technology and tire performance give us an opportunity to obtain premium pricing. Our most recent activities in these areas are set forth below:

Light Duty Polyurethane Foam Tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and dealers accounts for the majority of our revenue. We have the ability to produce a broad range of products for the light duty tire market. Our efforts in product development and marketing allow us to build customer relationships and expand sales with original equipment manufacturers and tire distributors.  We continue to focus on creating unique product solutions for customers with specific tire performance requirements. During fiscal year 2018 we have seen increased demand for our golf cart and baggage cart tires, and we expect this trend to continue in future quarters.

Polyurethane Elastomer Industrial Tires – During the fourth quarter of fiscal year 2016 we relaunched the forklift tire product line with select customers. The acceptance of our forklift tires in the marketplace continues to be much slower than expected, and we do not expect this to change in the near future.  Our scissor lift tire has also experienced limited customer interest as OEMs have refused to adopt or endorse our tire, mainly due to higher profit margins on sales of existing rubber tire options versus our offerings. Despite higher demonstrated economics for end users using our scissor lift tires, we have found that the dealer network is reluctant to switch to our tires without an endorsement from the OEMs.  These products contributed negligible revenue during the first quarter of fiscal year 2019. We intend to continue promotion of these products in our target markets to improve market acceptance and establish market share.

During the 4th quarter of fiscal year 2018, the Company developed a new elastomer formulation for use in several of its larger tire applications. This new Elastothane TM formulation provides higher static load bearing capability as well as higher abrasion resistance compared to our closed cell foam formulation. Several customers have purchased tire samples for field testing. We expect more customers to order tires made in this formulation as fiscal year 2019 progresses, with sales ramping up as more customers complete their evaluations. Target markets for this new formulation are personnel carrier tires (5.70 x 12), baggage cart tires (4.80 x 12), and various lawn mower tires.

Agricultural Tires – Sales of agricultural tires continue to be negatively impacted by low farm income, the result of low commodity prices. With the recent introduction of tariffs by China on US farm products, the prospects for improved agricultural commodity pricing are not promising. We continue to look for opportunities to develop new products for this market segment, confident that the market will eventually recover and the value proposition our products offer will be recognized.

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

As described above, our product line covers diverse market segments which are unrelated in terms of customer base, product distribution, market demands and competition. Our sales team is comprised of our in-house sales department supplemented by three independent manufacturer representatives, whose experience is complementary to our product portfolio.  The Company’s continued emphasis on proper product pricing and new marketing campaigns continue to drive more profitable sales.   Our website has helped to educate the marketplace about our products as well as generate some online sales. We plan to continue to develop new content for the website to promote our products and their value proposition in our target markets.  However, we expect that the challenging economic environment, worsened by the implementation of tariffs, will provide strong headwinds and negatively impact our drive towards consistent and increasing profitability. The current US administration’s emphasis on “Buy American Products” has not provided any significant new sales opportunities for us.

Since the initial introduction of our strategic initiative, called “Profitability as a Mindset”, in 2015, the Company has been successful in implementing improvements to business processes and systems despite limited availability of resources. This program has driven improvements to the bottom line and enabled the Company to remain competitive and financially stable despite a challenging environment for revenue growth.  The focus of this program going forward will continue to emphasize development of new distribution channels while maintaining our cost control discipline. Increases in the price of raw materials and wheel rims, as well as the additional tariffs on imported materials, forced us to raise prices during the recent quarter. We plan to hold pricing level for the remainder of FY 2019 provided the current cost environment for raw materials does not worsen. However, until we see a more stabilized market environment related to trade policy it is very difficult to have visibility of what our raw material costs may be over the next 12 months.

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

Revenue Recognition

The majority of our revenue is derived from short-term sales contracts. We account for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”.

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

Deferred revenue was $6,462, inclusive of $1,114 of shipping and handling revenue (see below), as of September 30, 2018.  Deferred revenue was $9,637, inclusive of $1,532 of shipping and handling revenue (see below), as of September 30, 2017.

Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred.  Due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related revenue is also recognized.

The result of this accounting is a deferral of $1,114 as of September 30, 2018 and $1,532 as of September 30, 2017.

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at September 30, 2018, totaling $487,633 with accumulated amortization of $360,743 for a net book value of $126,890. Patent and trademark costs capitalized at September 30, 2017, totaled $487,633 with accumulated amortization of $337,882 for a net book value of $149,751.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of September 30, 2018 and 2017, respectively, there were no pending patents.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- for each of the periods ended September 30, 2018 and 2017, respectively.

Amortization expense for the years ended September 30, 2018 and 2017 was $5,715 and $6,201 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the fiscal years ended September 30, 2018 and 2017 reflect the impact of FASB ASC 718. Stock-based compensation expense recognized under FASB ASC 718 for the fiscal years ended September 30, 2018 and 2017 was $9,785 and $7,168, respectively, related to employee stock options and employee stock grants.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for three months ended September 30, 2018 and 2017 assume all awards will vest; therefore no reduction has been made for estimated forfeitures.

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

The following summary table presents a comparison of our results of operations for the fiscal quarters ended September 30, 2018 and 2017 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Month Period Ended September 30,		Percent Change
	(in 000’s)
	2018	2017	2018 vs. 2017
Net revenues	$827	$926	(10.7)%
Cost of revenues	(561)	(652)	(14.0)%
Gross profit	266	274	(2.9)%
Research and development expenses	(23)	(58)	(60.3)%
Sales and marketing expense	(51)	(66)	(22.7)%
General and administrative expense	(190)	(195)	(2.6)%
Loss on asset abandonment	-	(17)	100.0%
Other income (expense)	2	(3)	(166.7)%
Net income (loss)	4	(64)	(106.3)%
Preferred stock dividend	(25)	(25)	0.0%
Net loss attributable to common shareholders	$(21)	$(89)	(76.4)%

Quarter Ended September 30, 2018 Compared to September 30, 2017

As disclosed in our June 30, 2018 Annual Report on Form 10-K, the first quarter of each of our fiscal years has traditionally been our weakest quarter.  Despite significantly lower net revenues in the period ending September 30, 2018 versus the year prior, we were able to post net income of $4,000 for the quarter, compared to a loss of $64,000 for the period ending September 30, 2017.

Net Sales.  Net sales of $827,244 for the quarter ended September 30, 2018, represents a 10.7% decrease over net sales of $925,716 for the same period in 2017. These results were in line with expectations as decreased demand for polyurethane foam tires from a significant customer adversely impacted results. Our forecast for the remainder of Fiscal 2019 anticipates continued low farm income and depressed agricultural tire sales. We expect our polyurethane foam products to constitute the majority of our sales during the upcoming fiscal year.

Cost of Revenues.  Cost of revenues for the quarter ended September 30, 2018 was $561,012 or 67.8% of sales compared to $651,816 or 70.4% of sales for the same period in 2017. The higher gross margin was due to sales of higher margin products compared to the year earlier period. The loss of revenue experienced during the quarter compared to the previous year was mainly low margin products. The Company continues to maintain sufficient production capacity to meet anticipated customer demand without incurring a proportionate increase in overall production costs.

Gross Profit.  Gross profit for the quarter ended September 30, 2018 was $266,232 compared to $273,900 for the same period in 2017. Gross profit for the quarter ended September 30, 2018 decreased by $7,668 or 2.9% over the same period in 2017 due to lower gross sales as outlined in the discussion above, as well as the effect of our cost control programs.  The September 30, 2018 gross profit reflects a 32.2% gross margin for product sales compared to a gross margin on product sales of 29.6% in 2017.

Research & Development Expenses (R&D).  Research and development expenses for the quarter ended September 30, 2018 were $23,073 compared to $58,141 for the same period in 2017. The difference between periods is the result of lower personnel costs in this department in 2018 when compared to 2017. We continue to focus on investment in product formulation research and new product development.  The Company plans to continue investing in R&D as a key factor of our new product and business improvement initiatives.

Sales & Marketing Expenses. Sales and marketing expenses for the quarter ended September 30, 2018 were $50,924 as compared to $65,735 for the same period in 2017. The difference between periods relates to lower sales commissions and reduction in trade show expense during the quarter, when compared to the same quarter in 2017.

General & Administrative Expenses.  General and administrative expenses for the quarter ended September 30, 2018 were $189,548 compared to $194,951 for the same period in 2017. We continue to control costs and find more efficient ways to run our business activities.

Other Income (Expense).  Other income for the quarter ended September 30, 2018 was $1,630 compared to other expense of $18,728 for the same period in 2017. Other expense in the prior year consists of a one-time loss on the abandonment of fixed assets in relation to a failed CRM implementation.

Net Income (Loss).  Net income for the quarter ended September 30, 2018 of $4,317 compared to a net loss of $63,655 for the same period in 2017, an increase in net income of $67,972.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and payments received from our customers.  We do not have any significant revolving credit arrangements.  Historically, our expenses have exceeded our sales, resulting in operating losses.  From time to time, we have obtained additional liquidity to fund our operations through the sale of shares of our common stock and the placement of short-term debt instruments.  At the end of 2016, we were able to obtain term bank debt financing to finance critical manufacturing equipment and operating enhancements, the majority of which was placed in service in fiscal year 2017.  Management continues to evaluate financing options but is choosing to delay financing at terms that subject the Company to high costs of debt and we are reluctant to raise money through stock sales at what we believe are highly dilutive share prices.  Additionally, management has notified our preferred shareholder that we are suspending future payments of preferred cash dividend payments, so the Company can increase its working capital levels.

We have historically not succeeded in establishing favorable revolving short term financing such as lines of credit. In the quarter ended March 31, 2015, we entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed. As of September 30, 2018, we have not needed to activate this financing option due to increased focus on adherence to established collection policies and proactive communication with repeat customers, including adjusting credit limits to allow for increased sales volume where warranted.

Cash Flows

The following table sets forth our cash flows for the quarters ended September 30, 2018 and 2017.

	Periods ended Sept. 30,
	(in 000’s)
	2018	2017
Net cash provided by/used by operating activities	$94	$(32)
Net cash used in investing activities	-	-
Net cash used by financing activities	(4)	(6)
Net increase (decrease) in cash during the period	$90	$(38)

Net Cash Provided by Operating Activities. Our primary sources of operating cash during the quarter ended September 30, 2018 came from collections from customers on balances from June 30, 2018 and sales for the quarter. Our primary use of operating cash was an increase in prepaid and other current assets, specifically related to renewal of insurance policies, and use of inventory.  Net cash provided by operating activities was $94,279 for the quarter ended September 30, 2018 compared to net cash used by operating activities of $31,700 for the same period in 2017.

Non-cash items include depreciation and amortization and stock based compensation.  Our net income was $4,317 for the quarter ended September 30, 2018 compared to a net loss of $63,655 for the same period in 2017.  The net income for the quarter ended September 30, 2018 included non-cash expenses for depreciation and amortization of $20,473 and stock-based compensation of $9,785 (both stock issued and options).  As of September 30, 2017, depreciation and amortization was $23,559 and stock-based compensation (stock issued) totaled $7,168.

Net Cash Used by Financing Activities.  Net cash used by financing activities was $4,651 for the quarter ended September 30, 2018 and $6,088 for the same period in 2017. The primary use of cash for the quarter ended September 30, 2018 was payment toward the payment of notes payable of $4,651.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at September 30, 2018.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$241,500	$138,000	$103,500	$-	$-
Bank debt (2)	61,928	21,349	40,579	-	-
Total contractual cash obligations	$303,428	$159,349	$144,079	$-	$-

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

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At November 6, 2018, our total cash balance was $386,168, none of which is restricted; accounts receivables was $180,993; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $818,211. Our total indebtedness was $574,721 and includes $453,412 in accounts payable and accrued expenses, $17,600 in current portion of long-term debt and $100,724 in long-term debt.

We have been working during the past year to improve our liquidity and access to capital resources. In order to fully execute the strategic business plan discussed during our shareholder meeting in November 2017, we required more capital resources. However, management decided that an equity financing at the market conditions at the time would be too dilutive and not in the best interests of our shareholders. We will continue to pursue potential opportunities to secure short-term loans, long-term bank financing, revolving lines of credit with banking institutions and equity based transactions with interested financial firms and strategic industry partners in our effort to improve the Company’s financial position and enhance shareholder value.

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

To help address our cash resources which at times may be limited, we have held discussions with banks and other lenders regarding establishing a line of credit for short term cash needs, however at this time we have not succeeded in establishing such a line of credit.  We have entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed. As of September 30, 2018, we have not needed to activate this financing option as explained above.

Management continues to execute its strategic plan focusing on “Profitability as a Mindset”.  The Company’s emphasis on proper product pricing and new marketing campaigns has driven more profitable sales. Improvement in results has continued and the Company has been successful in reducing its required breakeven sales level.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended September 30, 2018, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  However, to expand manufacturing and sales operations beyond the current level, additional capital may be required.

The Company has, on occasion, instituted initiatives to incentivize sales of slower moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory, promote individual product lines, and improve our cash flow.

As of November 9, 2018, the Company has approximately 701,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2018.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Our Annual Stockholder’s Meeting is scheduled for 10am, Wednesday, November 28, 2018 at 1501 Industrial Rd., Boulder City, NV 89005.

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

Dated:  November 9, 2018

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)