Form 10-Q
period 2018-12-31
AMERITYRE CORP
filed 2019-02-08
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   December 31, 2018

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

The number of shares outstanding of Registrant’s Common Stock as of February 8, 2019: 46,532,867

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERITYRE CORPORATION

Balance Sheets

	December 31, 2018	June 30, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$295,431	$213,854
Accounts receivable	276,638	410,425
Inventory - net	493,372	516,334
Prepaid and other current assets	116,835	84,892
Total Current Assets	1,182,276	1,225,505

PROPERTY AND EQUIPMENT
Leasehold improvements	280,376	201,074
Molds and models	583,611	583,611
Equipment	2,989,297	2,989,297
Furniture and fixtures	59,057	59,057
Construction in progress	572	1,000
Software	247,610	247,610
Less - accumulated depreciation	(3,899,947)	(3,870,155)
Total Property and Equipment	260,576	211,494

OTHER ASSETS
Patents and trademarks - net	121,176	132,605
Non-current inventory	220,305	206,842
Deposits	11,000	11,000
Total Other Assets	352,481	350,447
TOTAL ASSETS	$1,795,333	$1,787,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$518,979	$379,086
Current portion of long-term debt	20,896	20,377
Current portion of lease liability	-	726
Deferred revenue	13,917	20,712
Total Current Liabilities	553,792	420,901

Long-term debt	95,779	105,633
TOTAL LIABILITIES	649,571	526,534

STOCKHOLDERS’ EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common Stock: 75,000,000 shares authorized of $0.001 par value, 46,532,867 and 44,476,346 shares issued and outstanding, respectively	46,533	44,476
Additional paid-in capital	62,675,993	62,638,754
Stock payable	583	14,601
Accumulated deficit	(61,579,347)	(61,438,919)
Total Stockholders’ Equity	1,145,762	1,260,912
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,795,333	$1,787,446

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2018	2017	2018	2017

NET SALES	$785,105	$866,944	$1,612,349	$1,792,660

COST OF GOODS SOLD	637,265	592,335	1,198,277	1,244,152

GROSS PROFIT	147,840	274,609	414,072	548,508

EXPENSES
Research and development	24,717	53,002	47,790	111,143
Sales and marketing	53,325	49,583	104,249	115,318
General and administrative	163,895	173,328	353,443	368,279

Total Expenses	241,937	275,913	505,482	594,740

LOSS FROM OPERATIONS	(94,097)	(1,304)	(91,410)	(46,232)

OTHER (EXPENSE)/INCOME
Interest expense	(776)	(1,331)	(2,338)	(2,814)
Interest income	129	66	232	174
Other income	-	-	3,089	-
Loss on asset abandonment	-	-	-	(17,352)
Total Other (Expense)/Income	(647)	(1,265)	983	(19,992)

NET LOSS	(94,744)	(2,569)	(90,427)	(66,224)

Preferred Stock Dividend	(25,000)	(25,000)	(50,000)	(50,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(119,744)	$(27,569)	$(140,427)	$(116,224)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	45,886,695	43,312,107	45,200,365	43,312,107

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(90,427)	$(66,224)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization expense	41,221	44,467
Stock based compensation	17,778	14,191
Loss on asset abandonment	-	17,352
Changes in operating assets and liabilities:
Accounts receivable	133,787	(208,211)
Inventory and inventory reserve	9,499	52,973
Prepaid and other current assets	(32,669)	(33,938)
Accounts payable and accrued expenses	96,819	(11,851)
Deferred revenue	(6,794)	-
Net Cash Provided (Used) by Operating Activities	169,214	(191,241)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(78,302)	(6,062)
Net Cash Used by Investing Activities	(78,302)	(6,062)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on lease liability	-	(3,638)
Payments on notes payable	(9,335)	(8,859)
Net Cash (Used) by Financing Activities	(9,335)	(12,497)
NET INCREASE (DECREASE) IN CASH	81,577	(209,800)
CASH AT BEGINNING OF PERIOD	213,854	340,256
CASH AT END OF PERIOD	$295,431	$130,456

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Interest paid	$2,338	$2,815
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Accrued preferred stock dividends	$50,000	$50,000
Write off fully depreciated fixed assets no longer in use	$-	$16,280
Application of last payment of lease liability prepaid in previous period	$726	$-
Reclassification of accrued expense to stock payable	$7,500	$-
Issuance of common stock previously accrued for	$35,427	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2018

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2018 Annual Report on Form 10-K.  Operating results for the quarter ended December 31, 2018 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2019.

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

Deferred revenue was $13,917, inclusive of $739 of shipping and handling revenue (see below), as of December 31, 2018.  Deferred revenue was $0 as of December 31, 2017.

Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred.  Due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related revenue is also recognized.

The result of this accounting is a deferral of $739 as of December 31, 2018 and $0 as of December 31, 2017.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

Our outstanding stock options and warrants and shares issuable upon conversion of outstanding convertible notes have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 6,300,000 and 3,730,000 common stock equivalents for the periods ended December 31, 2018 and 2017, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2018

Recent Accounting Pronouncements

Recently Adopted and Recently Issued Accounting Guidance

Issued

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, (“ASU 2016-02”) which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the Company’s financial statements as this pronouncement will take effect in our next immediate quarter.

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

	December 31, 2018	June 30, 2018
	(Unaudited)
Raw Materials	$241,073	$214,787
Finished Goods	534,086	569,294
Inventory reserve	(61,482)	(60,905)
Inventory - net	$713,677	723,176

Our inventory reserve reflects items that were deemed to be defective or obsolete based on an analysis of all inventories on hand.

In fiscal years 2019 and 2018, the Company critically reviewed all slow moving inventory to determine if defective or obsolete.  If not defective or obsolete we presented these items as non-current inventory, although all inventory is ready and available for sale at any moment.

NOTE 4 - DEBT

A former board member, Silas O. Kines, was the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long term liability recorded on the transaction.  As of December 31, 2018, $2,000 and $62,193 (June 30, 2018, $2,000 and $62,468) were recorded for the current and long-term portion, respectively, of the related liability.

In June 2016, the Company executed a term note with U.S. Bank to finance critical manufacturing equipment and operating enhancements.  Manufacturing equipment of approximately $29,000 was placed in service in July 2016.  Various operating enhancements, inclusive of a website redesign, were implemented in fiscal 2017.  In the first quarter of fiscal 2018 the last operational enhancement related to a sales customer relation management (“CRM”) system was abandoned due to challenges with the selected implementation vendor.  The Company is pursuing other options to address its CRM system needs and the amount financed for the CRM system ($15,000) through this debt instrument remains the Company’s liability to pay.  Total amount financed for the CRM system, website upgrade, and manufacturing equipment was $55,068, at 5.59% interest, with payments of $1,059 due for 60 months starting July 2016.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2018

In July 2016, the Company executed a term note with U.S. Bank to finance critical plant facility equipment which was placed into service in July 2017.  The total amount financed was $37,666 at 5.59% interest, with payments of $720 due for 60 months starting October 2016.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Bank debt (both US Bank facilities above)	$56,591	$21,349	$35,242	$-	$-

NOTE 5 - STOCK OPTIONS AND WARRANTS

Prior Issuances of options

On December 1, 2016, 480,000 options were granted to the Company’s Chief Executive Officer as part of his employment offer.  The options have a strike price of $0.10, vest December 1, 2017 and expire December 1, 2020.  As of December 31, 2018 all options have vested.

On January 1, 2018, 480,000 options were granted to the Company’s Chief Executive Officer as part of his employment offer.  The options have a strike price of $0.10, vest ratably January 1, 2018 to December 31, 2018 and expire December 31, 2021.  Year to date expense related to these options is $3,868 as of December 31, 2018. These options were inadvertently excluded from the option table in the Company’s Form 10-K filed on September 14, 2018. The financial consequence of this was deemed both qualitatively and quantitatively immaterial by management and all of the related expense has been recognized in fiscal year 2019.

As of December 31, 2018, all stock-based compensation expense related to stock option was recognized.

We estimated the fair value of the stock options above at the grant date based on the following weighted average assumptions:

Risk-free interest rate	2.010%
Expected life	3.0	years
Expected volatility	114.38%
Dividend yield	0.00%

A summary of the status of our outstanding stock options as of December 31, 2018 and June 30, 2018 and changes during the periods then ended is presented below:

	December 31, 2018			June 30, 2018
		Weight Average	Intrinsic		Weight Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	3,730,000	$0.13		4,280,000	$0.12
Granted	480,000	$0.10		-	$0.00
Expired/Cancelled	(240,000)	$(0.10)		(550,000)	$0.10
Exercised	-	$0.00		-	$0.00
Outstanding end of period	3,970,000	$0.12	$-	3,730,000	$0.13	$-
Exercisable	3,970,000	$0.12	$-	3,730,000	$0.13	$-

The following table summarizes the range of outstanding and exercisable options as of December 31, 2018:

Range of Exercise Prices	Number Outstanding at December 31, 2018	Weighted Average Remaining Contractual Life
$0.08	150,000	2.92
$0.10	2,370,000	1.56
$0.17	1,450,000	1.74
	3,970,000

NOTE 6 - SUBSEQUENT EVENTS

On January 2, 2019, 60,000 shares were granted to the Company’s Chief Financial Officer as part her employment renewal.  The shares are valued as of January 2, 2019 and vest ratably through December 2019.  No additional changes were made her to compensation on renewal of her employment.

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

Overview

Amerityre engages in the research and development, manufacturing, and sale of polyurethane tires.  We believe that we have developed unique polyurethane formulations that allow us to make products with superior performance characteristics, including abrasion resistance, energy efficiency and load-bearing capabilities, when compared to conventional rubber tires.  We also believe that our manufacturing processes are more energy efficient than the traditional, rubber tire, manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure that are necessary to cure rubber. We believe tires produced with our proprietary polyurethane formulations last longer, are less susceptible to failure and are friendlier to the environment when compared to competitor offerings.

We concentrate on three segments of the flat free tire market:  light duty polyurethane foam tires, polyurethane elastomer industrial tires and agricultural tires. Our focus continues to be applications and markets where our advantages in product technology and tire performance give us an opportunity to obtain premium pricing. Our most recent activities in these areas are set forth below:

Light Duty Polyurethane Foam Tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and dealers accounts for the majority of our revenue. We produce a broad range of products for the light duty tire market. Our product development and marketing efforts are focused on building customer relationships and expand sales with original equipment manufacturers and tire distributors.  Our competitive advantage is creating unique product solutions for customers with specific tire performance requirements. Our results for the fiscal second quarter of 2019 were impacted by a decline in purchases from a major PU foam customer.

Polyurethane Elastomer Industrial Tires – Sales of our forklift tires continues to be much lower than expected, and we do not expect this to change in the near future. We are at a price disadvantage versus rubber forklift tires which are popular in the market. The average forklift tire consumer is still very price sensitive, which limits the pool of potential customers for our premium performance tires. These products contributed negligible revenue during the first half of fiscal year 2019.

During the 4th quarter of fiscal year 2018, the Company developed a new elastomer formulation for use in several of its larger tire applications. This new Elastothane TM formulation provides higher static load bearing capability as well as higher abrasion resistance compared to our closed cell foam formulation. Field testing of this formulation continues to be successful and more customers purchased samples of this formulation for evaluation. Target markets for this new formulation are personnel carrier tires (5.70 x 12), baggage cart tires (4.80 x 12), and various lawn mower tires.

Agricultural Tires – Sales of agricultural tires continue to be negatively impacted by low farm income, the result of low commodity prices. The Chinese tariffs have hurt US farmers and the prospects for improved agricultural commodity pricing are not promising. We continue to look for opportunities to develop new products for this market segment, but given the overall negative sentiment in this market segment we are likely to find better investment of our development funds in other market segments.

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

As described above, our product line covers diverse market segments which are unrelated in terms of customer base, product distribution, market demands and competition. Our external sales team is comprised of independent manufacturer representatives, whose experience is complementary to our product portfolio.  The Company’s continued emphasis on proper product pricing and new marketing campaigns continue to drive more profitable sales.   Our website has helped to educate the marketplace about our products as well as generate some online sales. As we expected, the increasingly challenging economic environment, worsened by the Chinese trade war, has negatively impacted our results.

Increases in the price of raw materials and wheel rims, as well as the additional tariffs on imported materials, has been the main factor in our decreasing profitability compared to year ago results. In response to these increased costs, we raised prices in September 2018. We plan to hold pricing level for the remainder of FY 2019 provided the current cost environment for raw materials does not worsen. Any positive impact of this price increase has been offset by a more frugal customer, with sales declining during this time period. We are hopeful that raw material costs will stabilize during the rest of FY 2019. The question as to whether sales volumes will recover is still unknown. Despite reports of a robust economy, we are seeing evidence of an economic slowdown adversely affecting demand for our products. We are therefore proceeding forward with a cautious view on demand, and managing our business activities accordingly.

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

Deferred revenue was $13,917, inclusive of $739 of shipping and handling revenue (see below), as of December 31, 2018.  Deferred revenue was $0 as of December 31, 2017.

Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred.  Due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related revenue is also recognized.

The result of this accounting is a deferral of $739 as of December 31, 2018 and $0 as of December 31, 2017.

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at December 31, 2018, totaling $487,633 with accumulated amortization of $366,457 for a net book value of $121,176. Patent and trademark costs capitalized at December 31, 2017, totaled $487,633 with accumulated amortization of $434,598 for a net book value of $144,036.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of December 31, 2018 and 2017, respectively, there were no pending patents.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- for each of the periods ended December 31, 2018 and 2017, respectively.

Amortization expense for the years ended December 31, 2018 and 2017 was $11,429 and $11,916 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the fiscal years ended December 31, 2018 and 2017 reflect the impact of FASB ASC 718. Stock-based compensation expense recognized under FASB ASC 718 for the six months ended December 31, 2018 and 2017 was $17,778 and $14,191, respectively, related to employee stock options and employee stock grants.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for six months ended December 31, 2018 and 2017 assume all awards will vest; therefore no reduction has been made for estimated forfeitures.

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

The following summary table presents a comparison of our results of operations for the fiscal quarters ended December 31, 2018 and 2017 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	For the Three Months Ended December 31,			For the Six Months Ended December 31
	(in 000’s)		Change	(in 000’s)		Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Net revenues	$785	$867	(9.5%)	$1,612	$1,793	(10.1%)
Cost of revenues	(637)	(592)	7.6%	(1,198)	(1,244)	(3.7%)
Gross profit	148	275	(46.2%)	414	549	(24.6%)
Research & development	(25)	(53)	(52.8%)	(48)	(111)	(56.8%)
Sales and marketing	(53)	(50)	6.0%	(104)	(115)	(9.6%)
General and administrative	(164)	(173)	(5.2%)	(353)	(368)	(4.1%)
Loss on asset abandonment	-	-	0.0%	-	(17)	(100.0%)
Other income (expense)	(1)	(2)	(50. %)	1	(4)	(100.0%)
Net income (loss)	(95)	(3)	3066.7%	(90)	(65)	37.9%
Preferred stock dividend	(25)	(25)	0.00%	(50)	(50)	0.0%
Net loss attributable to common shareholders	$(120)	$(28)	328.6%	$(140)	$(115)	21.6%

Quarter Ended December 31, 2018 Compared to December 31, 2017

Net Sales.  Net sales of $785,105 for the quarter ended December 31, 2018, represents a 9.5% decrease over net sales of $866,944 for the same period in 2017. These results were in line with expectations as decreased demand for polyurethane foam tires from a significant customer adversely impacted results. Our forecast for the remainder of Fiscal 2019 anticipates continued low farm income and depressed agricultural tire sales. We expect our polyurethane foam products to continue to constitute the majority of our sales.

Cost of Revenues.  Cost of revenues for the quarter ended December 31, 2018 was $637,265 or 81.2% of sales compared to $592,336 or 68.3% of sales for the same period in 2017. Higher raw material costs were the main driver of the increased cost of revenues. The Company continues to maintain sufficient production capacity to meet anticipated customer demand without incurring a proportionate increase in overall production costs.

Gross Profit.  Gross profit for the quarter ended December 31, 2018 was $147,840 compared to $274,609 for the same period in 2017. Gross profit for the quarter ended December 31, 2018 decreased by $126,769 or 46.2% over the same period in 2017 due to lower gross sales as well as increased raw material costs.  The December 31, 2018 gross profit reflects an 18.8% gross margin for product sales compared to a gross margin on product sales of 31.7% in 2017.

Research & Development Expenses (R&D).  Research and development expenses for the quarter ended December 31, 2018 were $24,717 compared to $53,002 for the same period in 2017. The difference between periods is due to lower personnel costs. We continue to focus on investment in product formulation research and new product development.  The Company plans to continue investing in R&D as attractive opportunities are discovered in our target markets.

Sales & Marketing Expenses. Sales and marketing expenses for the quarter ended December 31, 2018 were $53,325 compared to $49,583 for the same period in 2017. The difference between periods relates to higher sales commissions due to how our commissions plan was changed in the first quarter fiscal year 2019, and reduction in trade show expense during the quarter, when compared to the same quarter in 2017.

General & Administrative Expenses.  General and administrative expenses for the quarter ended December 31, 2018 were $163,895 compared to $173,328 for the same period in 2017. We continue to control costs and find more efficient ways to run our business activities.

Other Income (Expense).  Other expense, net, for the quarter ended December 31, 2018 was $647 compared to $1,265 for the same period in 2017. The transactions in this area are interest expense in association with our debt offset by period bank interest income.

Net Loss.  Net loss for the quarter ended December 31, 2018 of $94,744 compared to $2,569 for the same period in 2017, an increase of $92,175.

Six Months Ended December 31, 2018 Compared to December 31, 2017

Net Sales.  Net sales of $1,612,349 for the six month period ended December 31, 2018, represents a 10.1% decrease over net sales of $1,792,660 for the same period in 2017. These results were in line with expectations as decreased demand for polyurethane foam tires from a significant customer adversely impacted results. Our forecast for the remainder of Fiscal 2019 anticipates continued low farm income and depressed agricultural tire sales. We expect our polyurethane foam products to constitute the majority of our sales during the upcoming fiscal year.

Cost of Revenues.  Cost of revenues for the six month period ended December 31, 2018 was $1,198,277 or 74.3% of sales compared to $1,244,153 or 69.4% of sales for the same period in 2017. This decrease in Gross Margin was due to large increases in chemical raw material costs as well as increases in steel wheel costs due to tariffs. The prospect for relief in these areas is unclear at this time as the prognosis for a successful conclusion to the current trade negotiations with China are uncertain at best The Company continues to maintain sufficient production capacity to meet anticipated customer demand without incurring a proportionate increase in overall production costs.

Gross Profit.  Gross profit for the six month period ended December 31, 2018 was $414,072 compared to $548,507 for the same period in 2017. Gross profit for the six month period ended December 31, 2018 decreased by $134,435 or 24.6% over the same period in 2017 due to lower gross sales as outlined in the discussion above, as well as the effect of our cost control programs.  The December 31, 2018 gross profit reflects a 25.7% gross margin for product sales compared to a gross margin on product sales of 30.6% in 2017.

Research & Development Expenses (R&D).  Research and development expenses for the six month period ended December 31, 2018 were $47,790 compared to $111,143 for the same period in 2017. The difference between periods is the result of lower personnel costs in this department in 2018 when compared to 2017. We continue to focus on investment in product formulation research and new product development.  The Company plans to continue investing in R&D as a key factor of our new product and business improvement initiatives.

Sales & Marketing Expenses. Sales and marketing expenses for the six month period ended December 31, 2018 were $104,249 compared to $115,318 for the same period in 2017. The difference between periods relates to lower sales commission expense due to lower sales levels and a reduction in trade show expense during the six month period, when compared to the same six month period in 2017.

General & Administrative Expenses.  General and administrative expenses for the six month period ended December 31, 2018 were $353,443 compared to $368,279 for the same period in 2017. We continue to control costs and find more efficient ways to run our business activities.

Other Income (Expense).  Other income for the quarter ended December 31, 2018 was $983 compared to other expense of $19,992 for the same period in 2017. Other expense in the prior year consists of a one-time loss on the abandonment of fixed assets in relation to a failed CRM implementation.

Net Loss.  Net loss for the six month period ended December 31, 2018 of $90,427 compared to $66,224 for the same period in 2017, an increase of $24,203.

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

We have historically not succeeded in establishing favorable revolving short term financing such as lines of credit. In the quarter ended March 31, 2015, we entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed. As of December 31, 2018, we have not needed to activate this financing option due to increased focus on adherence to established collection policies and proactive communication with repeat customers, including adjusting credit limits to allow for increased sales volume where warranted.

Cash Flows

The following table sets forth our cash flows for the periods below.

	Six Months ended Dec. 31,
	(in 000’s)
	2018	2017
Net cash (used) provided by operating activities	$169	$(191)
Net cash used in investing activities	(78)	(6)
Net cash used by financing activities	(9)	(13)
Net (decrease) increase in cash during the period	$82	$(210)

Net Cash Used by Operating Activities. Our primary sources of operating cash during the period ended December 31, 2018 came from collections from customers and an increase in our accounts payable due to continuing to accrue but not pay any dividends associated with our preferred stock. Our primary use of operating cash was an increase in prepaid and other current assets, specifically related to renewal of insurance policies.  Net cash provided by operating activities was $169,214 for the period ended December 31, 2018 compared to net cash used by operating activities of $191,242 for the same period in 2017.

Non-cash items include depreciation and amortization and stock based compensation.  Our net loss was $90,427 for the period ended December 31, 2018 compared to a net loss of $66,224 for the same period in 2017.  The net loss for the period ended December 31, 2018 included non-cash expenses for depreciation and amortization of $41,221 and stock-based compensation of $17,778.  As of December 31, 2017, depreciation and amortization was $44,467 and stock-based compensation totaled $14,191.

Net Cash Used by Investing Activities.  Net cash used by investing activities was $78,302 for the period ended December 31, 2018 and $6,062 for the same period in 2017.  In the recent quarter we purchased new facility lighting with cash on hand, which will also be offset in part in fiscal year 2019 by a grant from the federal government.

Net Cash Used by Financing Activities.  Net cash used by financing activities was $9,335 for the period ended December 31, 2018 and $12,497 for the same period in 2017. The use of cash for the period ended December 31, 2018 was payment toward notes payable.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at December 31, 2018.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$207,000	$138,000	$69,000	$-	$-
Bank debt (2)	56,591	21,349	35,242	-	-
Total contractual cash obligations	$263,591	$159,349	$104,242	$-	$-

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

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At February 6, 2019, our total cash balance was $238,200, none of which is restricted; accounts receivables was $253,533; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $916,407. Our total indebtedness was $574,600 and includes $461,002 in accounts payable and accrued expenses, $19,442 in current portion of long-term debt and $94,156 in long-term debt.

We have been working during the past year to improve our liquidity and access to capital resources. In order to fully execute the annual strategic business plan discussed during our shareholder meeting in November 2018, we required more capital resources. However, management continues to maintain that an equity financing at the current market conditions would be too dilutive and not in the best interests of our shareholders. We will continue to pursue potential opportunities to secure short-term loans, long-term bank financing, revolving lines of credit with banking institutions and equity based transactions with interested financial firms and strategic industry partners in our effort to improve the Company’s financial position and enhance shareholder value.

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

We are intent on focusing on the sale and distribution of profitable product lines. Management continues to search for additional financing facilities at affordable terms to provide the Company with the needed additional working capital to finance new sales growth opportunities. We are limiting our capital expenditures to that required to maintain current manufacturing capability or support key business initiatives identified in our strategic sales plan.  We continue to work to reduce our overall costs wherever possible.

To help address our cash resources, which at times may be limited, we have held discussions with banks and other lenders regarding establishing a line of credit for short term cash needs. However at this time we have not succeeded in establishing such a line of credit.  We have entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed. During fiscal year 2019 we have not had the need to utilize any factoring of our invoices.

Management continues to execute its strategic plan focusing on “Profitability as a Mindset”.   While we are experiencing adverse effects on our business due to an increase in raw material prices, we believe our continued emphasis on cost controls will enable the Company to be successful in this competitive market environment. Our strategic plan is based on identifying key partners who can provide better access and distribution in our target markets. These partnerships will help us achieve the potential of our current products as well as leverage our other intellectual property into adding value for Amerityre shareholders.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended December 31, 2018, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  This is based on the current business environment not becoming worse and our continued diligence in managing discretionary spending and expenses during the upcoming year.

The Company has, on occasion, instituted initiatives to incentivize sales of slower moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory, promote individual product lines, and improve our cash flow.

As of February 8, 2019, the Company has approximately 491,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

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

Dated:  February 8, 2019

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)