Form 10-Q
period 2019-03-31
AMERITYRE CORP
filed 2019-05-13
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

The number of shares outstanding of Registrant’s Common Stock as of May 13, 2019: 46,532,867

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERITYRE CORPORATION

Balance Sheets

	March 31, 2019	June 30, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$288,391	$213,854
Accounts receivable	466,842	410,425
Inventory - net	479,896	516,334
Prepaid and other current assets	124,426	84,892
Total Current Assets	1,359,555	1,225,505

Right to use lease assets, operating, net	286,546	39,754

PROPERTY AND EQUIPMENT
Molds and models	583,611	583,611
Equipment	3,003,797	2,989,297
Furniture and fixtures	66,565	59,057
Construction in progress	-	1,000
Software	247,610	247,610
Less - accumulated depreciation	(3,751,962)	(3,708,835)
Total Property and Equipment	149,621	171,740

OTHER ASSETS
Patents and trademarks - net	115,461	132,605
Non-current inventory	259,017	206,842
Deposits	11,000	11,000
Total Other Assets	385,478	350,447
TOTAL ASSETS	$2,181,200	$1,787,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$634,965	$379,086
Current portion of long-term debt	21,161	20,377
Current portion of lease liability	138,000	726
Deferred revenue	61,030	20,712
Total Current Liabilities	855,156	420,901

Long-term debt	90,784	105,633
Long-term lease liability	34,500	-
TOTAL LIABILITIES	980,440	526,534

STOCKHOLDERS’ EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common Stock: 75,000,000 shares authorized of $0.001 par value, 46,532,867 and 44,476,346 shares issued and outstanding, respectively	46,533	44,476
Additional paid-in capital	62,675,993	62,638,754
Stock payable	10,702	14,601
Accumulated deficit	(61,534,468)	(61,438,919)
Total Stockholders’ Equity	1,200,760	1,260,912
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,181,200	$1,787,446

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2019	2018	2019	2018

NET SALES	$926,811	$934,247	$2,539,160	$2,726,907

COST OF GOODS SOLD	637,804	655,777	1,836,081	1,899,930

GROSS PROFIT	289,007	278,470	703,079	826,977

EXPENSES
Research and development	23,297	39,127	71,087	150,270
Sales and marketing	43,184	59,238	147,433	174,556
General and administrative	168,984	152,859	522,427	521,136

Total Expenses	235,465	251,224	740,947	845,962

(LOSS) INCOME FROM OPERATIONS	53,542	27,246	(37,868)	(18,985)

OTHER (EXPENSE)/INCOME
Interest expense	(711)	(1,174)	(3,049)	(3,989)
Interest income	86	73	318	247
Other income	16,962	2,540	20,051	2,540
Loss on asset abandonment	-	-	-	(17,352)
Total Other (Expense)/Income	16,337	1,439	17,320	(18,554)

NET (LOSS) INCOME	69,879	28,685	(20,548)	(37,539)

Preferred Stock Dividend	(25,000)	(25,000)	(75,000)	(75,000)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$44,879	$3,685	$(95,548)	$(112,539)

BASIC AND DILUTED LOSS (INCOME) PER SHARE	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	46,532,867	43,976,346	45,638,048	43,472,106

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit
Balance, June 30, 2017	2,000,000	$2,000	43,312,107	$43,312	$62,615,728	$-	$(61,300,483)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock option based compensation expense – options	-	-	-	-	437	-	-
Stock based compensation expense for employee and Board of Director service	-	-	-	-	-	6,731	-
Net loss for the quarter	-	-	-	-	-	-	(63,655)
Balance, September 30, 2017	2,000,000	2,000	43,312,107	43,312	62,616,165	6,731	(61,389,138)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock option based compensation expense – options	-	-	-	-	292	-	-
Stock based compensation expense for employee and Board of Director service	-	-	-	-	-	6,731	-
Net loss for the quarter	-	-	-	-	-	-	(2,569)
Balance, December 31, 2017	2,000,000	2,000	43,312,107	43,312	62,616,457	13,462	(61,416,707)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock based compensation expense for employee and Board of Director service	-	-	664,239	664	12,797	(5,746)	-
Net income for the quarter	-	-	-	-	-	-	28,685
Balance, March 31, 2018	2,000,000	2,000	43,976,346	43,976	62,629,254	7,716	(61,413,022)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock based compensation expense for employee and Board of Director service	-	-	500,000	500	9,500	6,885	-
Net loss for the quarter	-	-	-	-	-	-	(898)
Balance, June 30, 2018	2,000,000	2,000	44,476,346	44,476	62,638,754	14,601	(61,438,920)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock option based compensation expense – options	-	-	-	-	2,901	-	-
Stock based compensation expense for employee and Board of Director service	-	-	1,155,796	1,156	18,035	(4,806)	-
Net income for the quarter	-	-	-	-	-	-	4,317
Balance, September 30, 2018	2,000,000	2,000	45,632,142	45,632	62,659,690	9,795	(61,459,603)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock option based compensation expense – options	-	-	-	-	967	-	-
Stock based compensation expense for employee and Board of Director service	-	-	900,725	901	15,336	(9,212)	-
Net loss for the quarter	-	-	-	-	-	-	(94,744)
Balance, December 31, 2018	2,000,000	2,000	46,532,867	46,533	62,675,993	583	(61,579,347)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock based compensation expense for employee and Board of Director service	-	-	-	-	-	10,119	-
Net income for the quarter	-	-	-	-	-	-	69,879
Balance, March 31, 2019	2,000,000	$2,000	46,532,867	$46,533	$62,675,993	$10,702	$(61,534,468)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,548)	$(37,539)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization expense	65,282	66,164
Stock based compensation	27,897	21,908
Loss on asset abandonment	-	17,352
Changes in operating assets and liabilities:
Accounts receivable	(56,417)	(59,297)
Inventory and inventory reserve	(40,260)	102,967
Prepaid and other current assets	(15,737)	(11,490)
Accounts payable and accrued expenses	187,805	(83,909)
Deferred revenue	40,318	34,526
Net Cash Provided (Used) by Operating Activities	188,340	50,682
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(21,436)	(18,841)
Cash paid for leasehold improvements of an operating lease asset	(78,302)	-
Net Cash Used by Investing Activities	(99,738)	(18,841)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on lease liability, financing lease	-	(5,601)
Payments on notes payable	(14,065)	(13,234)
Net Cash Used by Financing Activities	(14,065)	(18,835)
NET INCREASE IN CASH	74,537	13,006
CASH AT BEGINNING OF PERIOD	213,854	340,256
CASH AT END OF PERIOD	$288,391	$353,262

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Interest paid	$3,049	$3,989
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Accrued preferred stock dividends	$75,000	$75,000
Write off fully depreciated fixed assets no longer in use	$-	$107,678
Application of last payment of lease liability prepaid in previous period	$726	$-
Reclassification of accrued expense to stock payable	$7,500	$-
Issuance of common stock previously held as a stock payable	$35,427	$13,461
Recognition of operating lease right to use asset and related liability	$172,500	$351,408

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Condensed Notes to the Unaudited Financial Statements

March 31, 2019

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2018 Annual Report on Form 10-K.  Operating results for the nine months and quarter ended March 31, 2019 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2019.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies disclosed therein have not changed since our audited financial statements and notes thereto included in our June 30, 2018 Annual Report on Form 10-K, except as noted below.

Reclassifications

Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current presentation, specifically leasehold improvements and the related accumulated amortization have been reclassified as part of right of use assets, operating, net at June 30, 2018. This reclassification was made in accordance with out adoption of our new lease accounting policy, see below.

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

Deferred revenue was $61,030, inclusive of $4,879 of shipping and handling revenue (see below), as of March 31, 2019.  Deferred revenue was $34,526 inclusive of $4,516 of shipping and handling revenue, as of March 31, 2018.

Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred.  Due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related revenue is also recognized.

The result of this accounting is a deferral of $4,879 as of March 31, 2019 and $4,516 as of March 31, 2018.

AMERITYRE CORPORATION

Condensed Notes to the Unaudited Financial Statements

March 31, 2019

Right to Use Assets – Leases

We account for all company leases following a multi-step analysis process which includes:

●

Analysis of all agreements to determine if a lease exists, inclusive of this analysis is the length of the agreement and amount of the resulting liability. Based on this we have determined the following:

o	Assets with a length less than 1 year are not considered leases and,
o	Assets with a value of less than our capitalization policy of $2,500 are not considered a lease.

Items that do not qualify as leases are treated similar to service agreements and expensed as incurred.

Once an item qualifies for lease accounting we analyze the item for operating or finance lease treatment with the major difference that finance leases include interest as a term note would. In the case that a finance lease does not have a stated interest rate, we will impute the interest.

Both operating and finance leases result in a right to use asset and related lease liability on our balance sheet.

Items that enhance a lease asset, such as leasehold improvements, are capitalized with the related right to use asset. Amortization of that improvement is based on all known facts inclusive of the lease term.

Basic and Fully Diluted Net Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

Our outstanding stock options and warrants and shares issuable upon conversion of outstanding convertible notes have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 6,360,000 and 3,730,000 common stock equivalents for the periods ended March 31, 2019 and 2018, respectively, because they are anti-dilutive.

Recent Accounting Pronouncements

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, (“ASU 2016-02”) which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company adopted this new accounting pronouncement for the interim period beginning January 1, 2019. This adoption did not result in a material change to our earnings.

On August 2018, the Securities and Exchange Commission adopted rule and form amendments to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The amendments are part of an initiative by the Division of Corporation Finance to review disclosure requirements applicable to issuers to consider ways to improve the requirements for the benefit of investors and issuers. The amendments are also part of our efforts to implement title LXXII, section 72002(2) of the Fixing America’s Surface Transportation Act.  Inclusive in these amendments is an extension of the annual disclosure requirement to present changes in stockholders’ equity and the amount of dividends per share for each class of shares to interim periods. The changes in stockholders’ equity are provided for both the current and comparable year-to-date period and subtotals for the interim period, and may be presented either as a separate statement or in the notes to the financial statements. The Company has adopted this requirement and presented a separate statement.

AMERITYRE CORPORATION

Condensed Notes to the Unaudited Financial Statements

March 31, 2019

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

	March 31, 2019	June 30, 2018
	(Unaudited)
Raw Materials	$268,294	$214,787
Finished Goods	529,256	569,294
Inventory reserve	(58,637)	(60,905)
Inventory - net	$738,913	$723,176

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

NOTE 4 – RIGHT TO USE LEASE ASSETS

Based on our lease accounting policy, we have identified the following operating leases. As of March 31, 2019 we have no financing leases:

	March 31, 2019	June 30, 2018
	(Unaudited)
Facility lease	$172,500	$-
Leasehold improvements related to our facility	280,376	201,074
Accumulated amortization – leasehold improvements	(166,330)	(161,320)
Inventory - net	$286,546	$39,754

In May 2015, we negotiated a five (5) year extension of the lease on our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building.  We currently occupy all 49,200, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  Our remaining liability under this agreement is $172,500 payable at $11,500 a month until June 30, 2020.

In March 2019, we renegotiated our lease. All amended terms take effect July 1, 2019. At that time we will account for our existing lease as a lease extinguishment and entry into a new lease. This will affect our balance sheet accounts above based on the new lease terms, increasing both the value of our right to use asset and the related liabilities.

NOTE 5 - DEBT

A former board member, Silas O. Kines, was the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long term liability recorded on the transaction.  As of March 31, 2019, $2,000 and $62,089 (June 30, 2018, $2,000 and $62,468) were recorded for the current and long-term portion, respectively, of the related liability.

AMERITYRE CORPORATION

Condensed Notes to the Unaudited Financial Statements

March 31, 2019

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

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Bank debt (both US Bank facilities above)	$51,254	$21,349	$29,905	$-	$-

NOTE 6 - STOCK OPTIONS AND WARRANTS

Prior Issuances of options

On December 1, 2016, 480,000 options were granted to the Company’s Chief Executive Officer as part of his employment offer.  The options have a strike price of $0.10, vest December 1, 2017 and expire December 1, 2020.  As of March 31, 2019 all options have vested.

On January 1, 2018, 480,000 options were granted to the Company’s Chief Executive Officer as part of his employment offer.  The options have a strike price of $0.10, vest ratably January 1, 2018 to December 31, 2018 and expire December 31, 2021.  Year to date expense related to these options is $3,868 as of March 31, 2019. These options were inadvertently excluded from the option table in the Company’s Form 10-K filed on September 14, 2018. The financial consequence of this was deemed both qualitatively and quantitatively immaterial by management and all of the related expense has been recognized in fiscal year 2019.

As of March 31, 2019, all stock-based compensation expense of $3,868 related to stock options was recognized.

We estimated the fair value of the stock options above at the grant date based on the following weighted average assumptions:

Risk-free interest rate	2.010%
Expected life	3.0	years
Expected volatility	114.38%
Dividend yield	0.00%

A summary of the status of our outstanding stock options as of March 31, 2019 and June 30, 2018 and changes during the periods then ended is presented below:

	March 31, 2019			June 30, 2018
		Weight Average	Intrinsic		Weight Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	3,730,000	$0.13		4,280,000	$0.12
Granted	480,000	$0.10		-	$0.00
Expired/Cancelled	(240,000)	$0.10		(550,000)	$0.10
Exercised	-	$0.00		-	$0.00
Outstanding end of period	3,970,000	$0.12	$-	3,730,000	$0.13	$-
Exercisable	3,970,000	$0.12	$-	3,730,000	$0.13	$-

AMERITYRE CORPORATION

Condensed Notes to the Unaudited Financial Statements

March 31, 2019

The following table summarizes the range of outstanding and exercisable options as of March 31, 2019:

Range of Exercise Prices	Number Outstanding at March 31, 2019	Weighted Average Remaining Contractual Life
$0.08	150,000	2.67
$0.10	2,370,000	1.70
$0.17	1,450,000	1.50
	3,970,000

NOTE 7 – STOCK AWARDS AND ISSUANCES

On November 28, 2018, 265,000 shares were granted to the Company’s Board of Directors as Board compensation for the term ending November 2019.  Each non-executive Board member receives 75,000 shares, with the Audit Committee Chair receiving 125,000 shares.  The shares vest ratably December 2018 – November 2019, valued at a fixed rate of $0.02, the closing stock price on November 28, 2018.

On January 2, 2019, 60,000 shares were granted to the Company’s Chief Financial Officer as part her employment renewal.  The shares are valued as of January 2, 2019 and vest ratably through December 2019.

NOTE 8 - SUBSEQUENT EVENTS

 In March 2019, we renegotiated our lease. All amended terms take effect July 1, 2019. At that time we will account for our existing lease as a lease extinguishment and entry into a new lease. Effective July 1, 2019 our lease terminates June 30, 2024 with the following payment schedule:

7/1/19 - 6/30/20	$11,750 per mos.
7/1/20 - 6/30/21	$12,150 per mos.
7/1/21 - 6/30/22	$12,300 per mos.
7/1/22 - 6/30/23	$12,450 per mos.
7/1/23 - 6/30/24	$12,600 per mos.

All other terms of our lease inclusive of security deposit and right to match any legitimate purchase offer for the building remain the same.

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

We concentrate on three segments of the flat free tire market:  light duty polyurethane foam tires, polyurethane elastomer industrial tires and agricultural tires. Our focus continues to be applications and markets where our advantages in product technology, tire performance, and customer service give us an opportunity to obtain premium pricing. Our most recent activities in these areas are set forth below:

Light Duty Polyurethane Foam Tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and dealers accounts for the majority of our revenue. We produce a broad range of products for the light duty tire market. Our product development and marketing efforts are focused on building customer relationships and expand sales with original equipment manufacturers and tire distributors.  Our competitive advantage is creating unique product solutions for customers with challenging tire performance requirements that cannot be met by competitor offerings. During Q3 we received additional orders from a major tire customer which helped to offset less than expected lawn and garden tires.

Polyurethane Elastomer Industrial Tires – Overall sales volumes of our forklift tires continue to be insignificant, and we do not expect this to improve in the near future. We are at a price disadvantage versus the popular rubber forklift tires, and Amerityre forklift tires continue to be damaged by negative consumer perceptions in the marketplace due to quality issues experienced in 2014 that were resolved several years ago. The average forklift tire consumer is still very price sensitive, which reduces the size of the pool of likely potential customers for our premium forklift tires.

During the 4th quarter of fiscal year 2018, the Company developed a new elastomer formulation for use in several of its larger tire applications. This new Elastothane TM 500 formulation provides higher static load bearing capability as well as higher abrasion resistance compared to our closed cell foam formulation. Field testing of this formulation with select customers continues to be successful and sales of evaluation samples for this formulation have increased. We believe this new formulation is a significant development for our product portfolio. Initial target markets for this new formulation are personnel carrier tires (5.70 x 12), baggage cart tires (4.80 x 12), and various lawn mower tires.

Agricultural Tires – Agricultural tires sales continue to be negatively impacted by low commodity prices and resulting low farm income. Chinese tariffs on US grown soybeans has lowered demand for soybeans in China and hurt US farmers. The prospects for improved agricultural commodity pricing in our opinion are not promising although some market forecasters think the bottom may be in on crop pricing. We have initiated discussions with some OEMs and large distributors about using our tires for certain applications, but their belief that farmers will not pay extra for a premium product has limited our success to date. The introduction of our ElastothaneTM 500 formulation has enabled us to offer a better product alternative in some applications. We will continue to approach these large market players with our value proposition.

Due to the Company’s limited resources, tire projects which are contingent on additional significant development, such as automotive tires, have been put on hold and will possibly be revisited at a later date. However, we believe investment in R&D for new and improved products is important to the continued turnaround of our overall business, and we will selectively invest in promising opportunities that fit in our current financial model. We have several product evaluation programs ongoing in different applications which have the potential to develop into significant business in the coming quarters. We expect our current R&D investments to eventually prove to be a prudent use of our capital resources.

As described above, our product line covers diverse market segments which are unrelated in terms of customer base, product distribution, market demands and competition. Our external sales team is comprised of independent manufacturer representatives, whose experience is complementary to our product portfolio.  The Company’s continued emphasis on proper product pricing and new marketing campaigns continue to drive more profitable sales.   Our website has helped to educate the marketplace about our products as well as generate some online sales. As we expected, the increasingly challenging economic environment, worsened by the Chinese trade war, has negatively impacted our sales growth

The price increases we saw earlier this financial year have abated, and raw material pricing has been fairly stable during the fiscal 3rd quarter. Our wheel rims, which we largely import from China, are still subject to larger pricing fluctuations and the threats of larger tariffs. We have offset these negative influences through renewed cost controls, resulting in higher Gross Profit for the first 9 months of the year versus the same period in fiscal year 2018. We are anticipating that raw material costs will remain stable through the rest of fiscal year 2019.

The bigger issue for our business is sales revenue growth, and whether we can break out of the current sales trough and achieve higher sales revenues. We continue to increase our customer base, but we have seen some long-term customers purchase less than their historical norms. Despite reports of a robust economy, we are seeing evidence of an economic slowdown in some market segments adversely affecting demand for our products. We are proceeding forward with a tempered outlook on market demand, and managing our business activities and resources accordingly. We believe our strategy of diversifying our customer base will help increase our overall sales and reduce demand variation by reducing our reliance on a single market segment for our sales growth.

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

Deferred revenue was $61,030, inclusive of $4,879 of shipping and handling revenue (see below), as of March 31, 2019.  Deferred revenue was $34,526, inclusive of $4,516 of shipping and handling revenue (see below), as of March 31, 2018.

Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred.  Due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related revenue is also recognized.

The result of this accounting is a deferral of $4,879 as of March 31, 2019 and $4,516 as of March 31, 2018.

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at March 31, 2019, totaling $487,633 with accumulated amortization of $372,172 for a net book value of $115,461. Patent and trademark costs capitalized at March 31, 2018, totaled $487,633 with accumulated amortization of $349,313 for a net book value of $138,320.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of March 31, 2019 and 2018, respectively, there were no pending patents.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- for each of the periods ended March 31, 2019 and 2018, respectively.

Amortization expense for the years ended March 31, 2019 and 2018 was $17,144 and $17,632 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the nine month period ended March 31, 2019 and 2018 reflect the impact of FASB ASC 718. Stock-based compensation expense recognized under FASB ASC 718 for the nine months ended March 31, 2019 and 2018 was $27,897 and $21,908, respectively, related to employee stock options and employee stock grants.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for nine months ended March 31, 2019 and 2018 assume all awards will vest; therefore no reduction has been made for estimated forfeitures.

Results of Operations

Our management reviews and analyzes several key performance indicators to manage our business and assess the quality and potential variability of our sales and cash flows.  These key performance indicators include:

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

The following summary table presents a comparison of our results of operations for the fiscal quarters ended March 31, 2019 and 2018 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	For the Three Months Ended March 31,			For the Nine Months Ended March 31
	(in 000’s)		Change	(in 000’s)		Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Net revenues	$927	$934	(0.7%)	$2,539	$2,727	(6.9%)
Cost of revenues	(638)	(656)	(2.7%)	(1,836)	(1,900)	(3.4%)
Gross profit	289	278	4.0%	703	827	(15.0%)
Research & development	(23)	(39)	(41.0%)	(71)	(150)	(52.7%)
Sales and marketing	(43)	(59)	(27.1%)	(147)	(175)	(16.0%)
General and administrative	(169)	(153)	10.5%	(522)	(521)	(0.2%)
Loss on asset abandonment	-	-	0.0%	-	(17)	(100.0%)
Other income (expense)	16	1	1500.0%	16	(3)	633.3%
Net (loss) income	70	28	150.0%	(21)	(39)	(46.2%)
Preferred stock dividend	(25)	(25)	0.0%	(75)	(75)	0.0%
Net (loss) income attributable to common shareholders	$45	$3	2150.0%	$(96)	$(114)	(15.8%)

Quarter Ended March 31, 2019 Compared to March 31, 2018

Net Sales.  Net sales of $926,811 for the quarter ended March 31, 2019, represents a 0.7% decrease over net sales of $934,247 for the same period in 2018. These results were better than expectations as sales of polyurethane foam tires to a significant customer were higher than expected. We continue to forecast depressed agricultural tire sales for the remainder of Fiscal 2019 due to low prices for corn and soybeans. We expect polyurethane foam products to continue to constitute the majority of our sales going forward, although we have seen improving sales of polyurethane tires due to interest in our new Elastothane TM 500 formulation.

Cost of Revenues.  Cost of revenues for the quarter ended March 31, 2019 was $637,804 or 68.8% of sales compared to $655,777 or 70.2% of sales for the same period in 2018. Stabilizing raw material costs and sales of a higher margin products relative to the year earlier period were the main drivers of the decreased cost of revenue percentage for the quarter compared to last year.

Gross Profit.  Gross profit for the quarter ended March 31, 2019 was $289,007 compared to $278,470 for the same period in 2018. Gross profit for the quarter ended March 31, 2019 increased by $10,537 or 3.8% over the same period in 2018 due to lower raw material costs as a percentage of sales.  The March 31, 2019 gross profit reflects a 31.2% gross margin for product sales compared to a gross margin on product sales of 29.8% in 2018.

Research & Development Expenses (R&D).  Research and development expenses for the quarter ended March 31, 2019 were $23,297 compared to $39,127 for the same period in 2018. The difference between periods is due to lower personnel costs. We continue to invest in product formulation research and new product development to take advantage of attractive opportunities as they present themselves in the market.

Sales & Marketing Expenses. Sales and marketing expenses for the quarter ended March 31, 2019 were $43,184 compared to $59,238 for the same period in 2018. The difference between periods relates to the impact of our revised sales commission program, which was changed to a more commission based program, as well as reductions in trade show expense during the quarter.

General & Administrative Expenses.  General and administrative expenses for the quarter ended March 31, 2019 were $168,984 compared to $152,859 for the same period in 2018. We continue to examine our cost structure to identify more efficient ways to conduct our business activities.

Other Income (Expense).  Other income, net, for the quarter ended March 31, 2019 was $16,337 compared to $1,439 for the same period in 2018. The receipt of a USDA federal grant for building lighting upgrades was the main driver of the positive variance during the current period.

Net Income.  Net income for the quarter ended March 31, 2019 of $69,879 compared to $28,685 for the same period in 2018, an increase of $41,194.

Nine Months Ended March 31, 2019 Compared to March 31, 2018

Net Sales.  Net sales of $2,539,160 for the nine month period ended March 31, 2019, represents a 6.9% decrease over net sales of $2,726,907 for the same period in 2018. These results were generally in line with expectations. Our forecast for the remainder of Fiscal 2019 anticipates continued low farm income and depressed agricultural tire sales. We expect our polyurethane foam products to constitute the majority of our sales during the remainder of the fiscal year.

Cost of Revenues.  Cost of revenues for the nine month period ended March 31, 2019 was $1,836,081 or 72.3% of sales compared to $1,899,930 or 69.7% of sales for the same period in 2018. This decrease in Gross Margin was due to significant increases in chemical raw material costs as well as increases in steel wheel costs due to tariffs. The prospect for relief in these areas is unclear at this time as the likelihood of a successful conclusion to the current trade negotiations with China is uncertain at best

Gross Profit.  Gross profit for the nine month period ended March 31, 2019 was $703,079 compared to $826,977 for the same period in 2018. Gross profit for the nine month period ended March 31, 2019 decreased by $123,898 or 15.0% over the same period in 2018 due to lower gross sales as outlined in the discussion above, with our cost control programs offsetting some of the negative effect of lower sales.  The March 31, 2019 gross profit reflects a 27.7% gross margin for product sales compared to a gross margin on product sales of 30.3% in 2018.

Research & Development Expenses (R&D).  Research and development expenses for the nine month period ended March 31, 2019 were $71,087 compared to $150,270 for the same period in 2018. The difference between periods is attributed to lower personnel costs we continue to invest in product formulation research and new product development where appropriate to support our business plan.

Sales & Marketing Expenses. Sales and marketing expenses for the nine month period ended March 31, 2019 were $147,433 compared to $174,556 for the same period in 2018. The difference between periods relates to lower sales commission expense due to lower sales levels, modifications to our sales commission program, and a reduction in trade show expense during the nine month period, when compared to the same nine month period in 2018.

General & Administrative Expenses.  General and administrative expenses for the nine month period ended March 31, 2019 were $522,427 compared to $521,138 for the same period in 2018. We continue to control costs and find more efficient ways to conduct our business activities.

Other Income (Expense).  Other income for the quarter ended March 31, 2019 was $17,320 compared to other expense of $18,554 for the same period in 2018. Other expense in the prior year consists of a one-time loss on the abandonment of fixed assets in relation to a failed CRM implementation. Other income in the current year is reflective of a federal grant from the USDA to upgrade our facility lighting.

Net Loss.  Net loss for nine month period ended March 31, 2019 of $20,548 compared to $37,539 for the same period in 2018, an increase of $16,991.

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

We have historically not succeeded in establishing favorable revolving short term financing such as lines of credit. In the quarter ended March 31, 2015, we entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed. As of March 31, 2019, we have not needed to activate this financing option due to increased focus on adherence to established collection policies and proactive communication with repeat customers, including adjusting credit limits to allow for increased sales volume where warranted.

Cash Flows

The following table sets forth our cash flows for the periods below.

	Nine Months ended Mar. 31,
	(in 000’s)
	2019	2018
Net cash provided by operating activities	$188	$51
Net cash used in investing activities	(100)	(19)
Net cash used by financing activities	(14)	(19)
Net (decrease) increase in cash during the period	$74	$13

Net Cash Provided by Operating Activities. Our primary sources of operating cash during the period ended March 31, 2019 came from collections from customers and an increase in our accounts payable due to continuing to accrue but not pay any dividends associated with our preferred stock. Our primary use of operating cash was an increase in prepaid and other current assets, specifically related to renewal of insurance policies.  Net cash provided by operating activities was $188,340 for the period ended March 31, 2019 compared to net cash provided by operating activities of $50,682 for the same period in 2018.

Non-cash items include depreciation and amortization and stock based compensation.  Our net loss was $20,548 for the period ended March 31, 2019 compared to a net loss of $37,539 for the same period in 2018.  The net loss for the period ended March 31, 2019 included non-cash expenses for depreciation and amortization of $65,282 and stock-based compensation of $27,897.  As of March 31, 2018, depreciation and amortization was $66,164 and stock-based compensation totaled $21,908.

Net Cash Used by Investing Activities.  Net cash used by investing activities was $99,738 for the period ended March 31, 2019 and $18,841 for the same period in 2018.  As of December 31, 2018 we completed a project to install new facility lighting with cash on hand, the cost partially offset by a grant from the USDA.

Net Cash Used by Financing Activities.  Net cash used by financing activities was $14,065 for the period ended March 31, 2019 and $18,835 for the same period in 2018. The use of cash for the period ended March 31, 2019 was payment toward notes payable.

Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations and other commercial commitments at March 31, 2019.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Facility lease (1)	$769,500	$140,250	$291,750	$299,700	$37,800
Bank debt (2)	51,254	21,349	29,905	-	-
Total contractual cash obligations	$820,754	$161,599	$321,655	$299,700	$37,800

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

a.	In March 2019 we renegotiated this lease with new lease terms on rent taking effect July 1, 2019.
(2)

In June and July 2016, in two separate bank promissory notes, we financed critical manufacturing and facility equipment and operating enhancements, the majority of which was placed in service in fiscal year 2017.

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At May 8, 2019, our total cash balance was $372,620, none of which is restricted; accounts receivables was $339,183; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $563,811. Our total indebtedness was $770,716 and includes $500,927 in accounts payable and accrued expenses; $18,005 in current portion of long-term debt and $90,784 in long-term debt; and, $138,000 in current portion of right to use lease liability and $23,000 in long term portion of right to use lease liability.

We continue to take actions to improve our liquidity and access to capital resources. In order to fully execute the annual strategic business plan discussed during our shareholder meeting in November 2018, we required more capital resources. However, management continues to maintain that an equity financing at the current market conditions would be too dilutive and not in the best interests of our shareholders. We will pursue potential opportunities to secure short-term loans, long-term bank financing, revolving lines of credit with banking institutions and equity based transactions with interested financial firms and strategic industry partners in our effort to improve the Company’s financial position and enhance shareholder value.

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

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended March 31, 2019, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  This is based on the current business environment not becoming worse and our continued diligence in managing discretionary spending and expenses during the upcoming year.

The Company has, on occasion, instituted initiatives to incentivize sales of slower moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory, promote individual product lines, and improve our cash flow.

As of May 13, 2019, the Company has approximately 431,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary to fund the expansion of our manufacturing operations or to obtain additional working capital.

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

Dated:  May 13, 2019

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)