Form 10-K
period 2019-06-30
AMERITYRE CORP
filed 2019-09-13
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019
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

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☒     Smaller reporting company ☒

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

On September 9, 2019 there were 47,727,867 shares of common stock of the Registrant outstanding.

As of December 31, 2018, the Registrant's most recent second quarter, there were 46,532,867 shares of common stock of the Registrant held by non-affiliates outstanding with a market value $819,156 (based upon the closing price of $0.02 per share of common stock as quoted on the OTCQB).

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement, which will be issued in connection with the 2019 Annual Meeting of Shareholders of Amerityre Corporation, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMERITYRE CORPORATION

2019 ANNUAL REPORT ON FORM 10-K

AMERITYRE CORPORATION

2019 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1.  BUSINESS

Overview

Amerityre incorporated as a Nevada corporation on January 30, 1995.

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

Products

Our polyurethane material technology is based on two main proprietary formulations; closed-cell polyurethane foam, a lightweight material with high load-bearing capabilities for low duty cycle applications, and Elastothane®, a high performance polyurethane elastomer with high load-bearing capabilities for high duty applications.  Closed cell foam tires and components accounted for approximately 96% of fiscal year 2019 revenues, with elastomer tires making up approximately 4% of fiscal year 2019 revenues. Our closed-cell polyurethane products are categorized as flat-free because they have no inner tube, do not require inflation and will not go flat even if punctured. Our tires are mounted on a wheel rim in much the same way as a pneumatic tire. Our tires are virtually maintenance free, non-toxic, provide extended tire life, and offer superior energy efficiency compared to rubber based tires. Our marketing efforts are divided among three distinct segments: light duty polyurethane foam tires for items such as bicycles, hand trucks, and lawn/garden applications, polyurethane elastomer industrial tires, and agricultural tires. Our business model focuses on applications and opportunities where our advantages in product technology and tire performance give us an opportunity to obtain premium pricing. The majority of our sales are to domestic customers as international sales continue to be adversely affected by exchange rates and high freight costs.

Closed-Cell Polyurethane Foam Tires

We currently manufacture closed-cell polyurethane foam tires for bicycles, golf and baggage carts, hand trucks, lawn and garden equipment, wheelbarrows, personnel carriers, medical mobility products, as well as custom designed applications.  .. Our proprietary formulations produce foam tires that enjoy a reputation of superior quality and performance relative to competitor offerings.

Our efforts in product development and marketing allow us to build customer relationships and expand sales with original equipment manufacturers and tire distributors. We continue our focus on creating unique product solutions for customers with specific tire performance requirements. We continue to see increased interest and demand for our golf cart, personnel carrier and baggage cart tires.

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

Agricultural Tires

Amerityre has developed three products for the agricultural tire market, flat-free pivot tires used in irrigation systems, seeder tires, and hay baler tires.  Some of our larger tires, such as our 18 x 8.50 and 5.70 x 12 tires, have been purchased for use in some agricultural applications. Sales of agricultural tires continued to be negatively impacted by low commodity prices in fiscal year 2019.  As with our industrial tires, we continue to pursue joint product development opportunities to create new agricultural tire applications. We continue to promote lawn and garden tires produced from our newest elastomer formulation, Elastothane 500®, which is less dense than our standard elastomer but offers advantages in abrasion resistance and durability compared to our standard PU foam products.

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

Operations/Manufacturing

Our closed-cell polyurethane foam and elastomer products are primarily manufactured utilizing multiple–stationed, carousel molding machines.  We produce closed-cell foam products by pouring a proprietary polyurethane formula into a mold, which then spreads out in the mold.  The molding process occurs by reacting monomeric diphenylmethanediisocyanate (MDI) with polyol and other chemicals.  The reaction causes a cross linking of the chemicals, which cures into a solid foam. The closed-cell polyurethane foam or elastomer product is then removed from the mold and the process is repeated.

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

Sales, Marketing and Distribution

Amerityre utilizes independent manufacturer representatives with tire industry experience to promote and sell our products. These representatives sell all of our products in a designated sales territory. These independent sales professionals complement our in-house sales department in Boulder City. The majority of our sales is direct to OEMs or sold to tire distributors who in turn sell to individual end users. We also sell to individuals through our website, although the website is designed primarily as an education tool for current and potential customers. All product shipments originate directly from our manufacturing facility in Boulder City, Nevada.

Internationally, we have several distribution partners located in Canada, Australia, and Europe. We continue to seek additional international sales and marketing partners to expand the worldwide sales and distribution of our products.

Customers

Amerityre has a diversified customer base. Our largest customer accounted for approximately 16% of our sales for the year ended June 30, 2019, compared to fiscal year 2018 where this same customer accounted for approximately 25% of our sales. Our customers include OEMs of lawn and garden products and outdoor power equipment, regional tire distributors, retail cooperatives, agricultural tire distributors, and retailers of lawn and garden products, bicycle tires and hand truck tires. With the added exposure provided by our upgraded website, along with the ability to make purchases online, we expect market awareness among consumers to continue to increase.

Competition

There are companies that produce not-for-highway-use or light-duty tires from polyurethane foam such as Greentyre, who manufactures in the UK; Carefree Tire, who manufactures in China; Marastar (a division of Carlstar), who manufactures in China, and Custom Engineered Wheels and Krypton Industries, who manufacture in India.  We believe our closed-cell polyurethane foam tires are superior to the polyurethane foam tires offered by these competitors. Our closed cell technology gives our products higher load bearing characteristics than competitor tire products that have open-cell polyurethane foam, while producing a ride quality comparable to a pneumatic tire. We believe we are the largest USA-based manufacturer of polyurethane flat free tires.

In addition to manufacturers of polyurethane foam tires, we compete directly with companies that manufacture and market traditional not-for-highway-use, low-duty pneumatic, semi-pneumatic, and solid tires made from rubber.  The not-for-highway use tire industry historically has been highly competitive, and most of these competitors have financial resources that substantially exceed ours. In addition, many of our competitors are very large companies, such as Kenda, Taiwan; Maxxis International, Taiwan; Cheng Shin, China; and Carlstar.  These competitors have established brand name recognition, distribution networks for their products, and have strong consumer loyalty to their products.

Despite the presence of larger competitors, we believe that our superior proprietary formulations give us some competitive advantages in certain market segments. We produce the only flat free polyurethane foam tires in the bicycle tire, golf cart tire, and personnel carrier tire market segments. The performance advantage of our formulation is evident in these market segments where load bearing capability combined with ride quality is important. Consequently, we have focused our attention on these product segments in our sales and marketing efforts.

In the agricultural tire market, the market leaders are Titan International and Carlisle, global manufacturers of agriculture pneumatic tire and wheel assemblies.  In addition, Rhino Gator, BB Metal Works, and Mach II are North American competitors offering various types of flat free pivot tire solutions.  OEM manufacturers of pivot irrigation systems, such as Valmont Industries and Lindsay, have developed their own flat free tires for their irrigation systems. The challenging economic landscape in the agricultural sector has hurt all participants in the tire market and the ongoing tariffs will likely extend the poor market conditions. Farmers are less likely to upgrade their equipment to flat free tires until agricultural commodity prices begin to rise again and farmer income increases from current lows.

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

Trade Secrets

Our polyurethane formulation technology is based on two key proprietary formulation types; a closed-cell polyurethane foam, which is a lightweight material with high load-bearing capabilities for low duty cycle applications, and a polyurethane elastomer, which is a high performing material with high load-bearing capabilities for high duty applications. Our technology has been maintained as a trade secret by combination of limited and controlled access to our facility along with a use of non-disclosure agreements with persons that have been afforded access.  To the best of our knowledge and belief, we have maintained our technology and formulations as trade secrets to provide for the protection of our polyurethane material technology under U.S. trade secret laws.

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

Employees

As of September 9, 2019, we had 16 full-time employees, including 5 salaried and 11 hourly employees.  We hire temporary labor as required to meet peak manufacturing needs.  We believe that we will be able to hire a sufficient quantity of qualified laborers in the local area to meet our business needs.  Our manufacturing process does not require special skills, other than training in our production techniques and specific equipment.  Our employees are not represented by a labor union or a collective bargaining agreement.  We consider our relations with our employees to be good.

Research and Development

We consider research and development activities to be a critical part in our growth strategy.  Our current research and development activities are focused on new product development in partnership with potential OEM partners with a specific product needs and improving our current formulation processing to make our manufacturing processes more cost efficient.  We utilize R&D resources on a contract basis when required to investigate new, potentially lower cost polyurethane foam formulations and increase the Company’s competitive position in specific market segments.  Due to the Company’s limited resources, tire projects which are contingent on additional development, such as automotive tires, have been put on hold and will be revisited at a later date when sufficient resources are available.  Research and development expenses of an external testing nature were $5,341 and $5,245, for fiscal 2019 and 2018, respectively.  All research and development expenses of the Company including internal and external expenses were $91,680 and $183,566, for fiscal 2019 and 2018, respectively.

ITEM 1A. RISK FACTORS

Risk Related to our Business

Investing in our common stock involves a high degree of risk. You should carefully consider the following Risk Factors before deciding whether to invest in Amerityre. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the Risk Factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline.

Historically, we have lost money from operations and we have made no provision for any contingency, unexpected expenses or increases in costs that may arise.

While we incurred a small net income from operations in fiscal year 2019, before fiscal year 2019 Amerityre lost money from operations in all periods except for fiscal year 2017. While we are optimistic that we will be able to continue a more positive trend, there is no guarantee that this will be the case.

Since inception, we have been able to cover our operating losses from the sale of our securities. If we were to experience negative net income in future years, there is no guarantee that sources of funds from the financial markets will be available to cover future operating losses. If we are unable to obtain adequate sources of funds to operate our business we may not be able to continue as a going concern. Based on our financial results of the past two years we do not anticipate liquidity issues.

Our business operations and plans could be adversely affected in the event we need additional financing and are unable to obtain such funding.  The capital markets in general and for microcap companies in particular are subject to a variety of risks including United States and global economic factors. To the extent that our business strategy requires expanding our operations, such expansion could be costly to implement and may cause us to experience significant losses.  Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain opportunities for the commercialization of our technology and products.  If we cannot generate adequate sales of our products, or increase our revenues through licensing of our technology or other means, we may be forced to cease operations.

Because we face competition in all phases of our business, we may not be able to increase revenue or continue our profitability, which may have an adverse effect our stock price.

A number of factors may affect future sales of our products even if we are successful in increasing our revenue base.  These factors include whether competitors produce alternative or superior products, whether the cost of our products is competitive in the marketplace, and whether we can establish effective sales and distribution networks for our products.  In order to succeed as a company, we must continue to manufacture quality products and sell adequate quantities of products at prices sufficient to generate profits.  We may not accomplish these objectives. As a result, it may have an adverse effect on our stock price.

 The growth rate in the U.S. economy could have an adverse impact on our business, operating results or financial position.

The U.S. economy has experienced increased growth over the past year, attributed to the implementation of tax reform legislation and a general pickup in business confidence in the economy. However, poor market conditions in the agricultural commodity markets continue to impair our agricultural tire sales, and we expect continued dismal farm incomes this year. Other potential headwinds to economic growth overall are the implementation of tariffs, a trade war, renegotiated trade agreements with international trading partners, and Federal Reserve policies that tighten credit. Any of these factors can affect foreign exchange rates, as we have seen with the appreciation of the US dollar during the past fiscal year. A continuation or worsening of these conditions, including credit and capital markets disruptions, could have an adverse impact on our business, operating results or financial position. We may experience declines in revenues and cash flows as a result of reduced orders, payment delays or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and customers. We may incur increased costs or experience difficulty with our ability to borrow in the future or otherwise with financing our operating, investing or financing activities. Any of these potential problems could hinder our efforts to increase our sales and might, if severe and extensive enough, cause our sales to decline, jeopardizing our ability to operate.

We may experience delays in resolving unexpected technical issues experienced in completing development of new technology that will increase development costs and postpone anticipated sales and revenues.

As we develop and improve our products, we frequently must solve chemical, manufacturing and/or equipment-related issues.  Some of these issues cannot be anticipated because the products we are developing are new. If we must revise existing manufacturing processes or order specialized equipment to address a particular issue, we may not meet our projected timetable for bringing products to market.  Such delays may interfere with existing manufacturing schedules, negatively affect revenues and increase our cost of operations.

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

Although our available working capital has increased over the past fiscal year, we continue to have current limited resource levels relative to our competitors. This has forced us to make choices regarding the pursuit of new market opportunities. Our inability to raise significant additional working capital has resulted in the Company deferring potentially attractive market opportunities. The Company will continue to finance new business opportunities using internally generated cash flow. If we are not able to raise additional capital going forward, it is possible that additional opportunities to improve the Company’s market position will be lost.

We are subject to governmental regulations, including environmental and health and safety regulations.

Our business operations are subject to a variety of national, state and local laws and regulations, many of which deal with environment, health and safety, and employment issues. We believe we are in compliance with applicable environmental, worker health and safety and employment requirements. Our raw materials are and our process is less hazardous than traditional rubber tire manufacturing. However, significant future expenditures may be necessary if compliance standards change or unknown conditions that require remediation are discovered. Further, there is a trend in some states towards passing employee friendly legislation. Many of these states are in the far West including California, Washington and Oregon. These laws increase compliance costs and the cost of doing business. We cannot predict what legislation Nevada may pass. If we fail to comply with present and future laws and regulations, we could be subject to future liabilities or interruptions in our operations and costs, which could have a material adverse effect on our business.

The markets in which we sell our products are highly competitive.

The markets for our products are highly competitive on a global basis, with many companies having significantly greater resources and market share than us.  Many of our competitors maintain a significantly higher level of brand recognition than we do.  Their access to greater resources enables them to adapt more quickly to changes in the markets we have targeted.  Our competitors are able to devote greater resources to the development and marketing of new products.  Most of the products we have developed have not obtained broad market acceptance and rely on our emerging technology.  To significantly improve our competitive position, we will need to make significant ongoing investments in manufacturing, customer service and support, marketing, sales, research and development and intellectual property protection.  We do not know if we will have sufficient resources to continue to make such investments or if we will maintain or improve our competitive position within the markets we serve.

We attempt to protect the critical elements of our proprietary technology as trade secrets.  Because of our reliance on trade secrets, we are unable to prevent third parties from independently developing technologies that are similar or superior to our technology or from successfully reverse engineering or otherwise replicating our technology.

In certain cases, where the disclosure of information required to obtain a patent would divulge critical proprietary data, we may choose not to patent elements of our proprietary technology and processes which we have developed or may develop in the future and instead rely on trade secret laws to protect certain elements of our proprietary technology and processes.  For example, we rely on trade secrets to protect our key polyurethane formulations.  These formulations are critical elements of and central to our proprietary technology.  Our trade secrets could be compromised by third parties, or intentionally or accidentally by our employees.  It is also possible that others will independently develop technologies that are similar or superior to our technology.  Third parties may also legally reverse engineer our products.  Independent development, reverse engineering, or other legal copying of those elements of our proprietary technology that we attempt to protect as trade secrets could enable third parties to benefit from our technologies without compensating us.  The protection of proprietary technology through claims of trade secret status has been the subject of increasing claims and litigation by various companies both in order to protect proprietary rights as well as for competitive reasons, even when proprietary claims are unsubstantiated.  The prosecution of litigation to protect our trade secrets or the defense of such claims is costly and unpredictable given the uncertainty and rapid development of the principles of law pertaining to this area.  Intellectual property litigation has had two trends which can make it prohibitively expensive - (i) the use of litigation funding companies and (ii) the presence of large law firms. The effect is to increase legal and expert litigation fees. These factors also arise with respect to the following patent risk factors. We may also be subject to claims by other parties with regard to the use of technology information and data that may be deemed proprietary to others.  The independent development of technologies that are similar or superior to our technology or the reverse engineering of our products by third parties would have a material adverse effect on our business and results of operations.  In addition, the loss of our ability to use any of our trade secrets or other proprietary technology would have a material adverse effect on our business and results of operations.  Because trade secrets do not ensure exclusivity and pose such issues with respect to enforcement, third parties may decline to partner with us or may pay lesser compensation for use of our technology which is protected only by trade secrets.

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

Even if tests indicate that our tires meet industry performance standards, these products may subject us to significant product liability claims because the technology is relatively new and there is little history of long term use in particular applications.  Moreover, because our products are and will be used in applications where their failure could result in injury, we could also be subject to product liability claims.  Introduction of such new products and increased use of our existing products will most likely increase our product liability premiums and defense of potential claims could increase insurance costs even further, which could substantially increase our expenses.  Any insurance we obtain may not be sufficient to cover the losses incurred through such lawsuits.

Significant increases in the price of chemicals, steel and other raw materials used in our products could increase our production costs and decrease our profit margins or make our products less competitive in the marketplace due to price increases.

The materials used to produce our products are susceptible to price fluctuations due to supply and demand trends, the economic climate and other unforeseen trends.  Our raw materials pricing could increase further in the future. We have already seen significant price increases from our raw material suppliers during the year ended June 30, 2019. With respect to both polyols and isocyanates, worldwide demand is increasing and may exceed current capacity. If we are successful in implementing our business strategy, the quantities of chemical raw materials required by us or by others that utilize our technology may increase significantly. Shortages, if any, may result in chemical price increases. We have experienced increases in the cost of wheel components due to the increased cost of steel and the imposition of tariffs, but no supply delays or shortages. Existing trade agreements with foreign countries may be subject to change in the future, with tariffs or import duties being levied by the US government increasing the cost of our foreign-based raw materials. Because we are introducing products that will compete, in part, on the basis of price, we may be unable to pass cost increases on to our customers.  If we are unable to pass on raw material cost increases to our customers, our future results of operations and cash flow will be materially adversely affected.

Our ability to execute our business plan would be harmed if we are unable to retain or attract key personnel.

Our technology has been developed by a small team and only a limited number of the members of our management team maintain the technical knowledge to produce our products.  Our future success depends, to a significant extent, upon our ability to retain and attract the services of these and other key personnel.  The loss of the services of our Chief Executive Officer could hinder our ability to effectively manage our business and implement our growth strategies. Finding suitable replacements could be difficult, and competition for such personnel of similar experience is intense.  We do not carry key person insurance on any of our officers.

Risk Related to our Common Stock

Because our common stock is subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock, which adversely affects its liquidity and market price.

The Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTCQB is presently less than $5.00 per share and therefore we are considered a penny stock according to SEC rules. Further, we do not expect our stock price to rise above $5.00 in the immediate future. The penny stock designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority, a growing number of broker-dealers decline to permit investors to purchase and sell or otherwise make it difficult to sell shares of penny stocks. The penny stock designation may continue to have a depressive effect upon our common stock price.

If our common stock becomes subject to a “chill” imposed by the Depository Trust Company (the “DTC”), your ability to sell your shares may be limited.

The DTC acts as a depository or nominee for street name shares that investors deposit with their brokers. DTC in the last several years has increasingly imposed a chill or freeze on the deposit, withdrawal and transfer of common stock of issuers whose common stock trades on the tiers of the OTC Markets like that of the Company. Depending on the type of restriction, a chill or freeze can prevent shareholders from buying or selling shares and prevent companies from raising money. A chill or freeze may remain imposed on a security for a few days or an extended period of time (in at least one instance a number of years). While we have no reason to believe a chill or freeze will be imposed against our common stock in the future, if it were your ability to sell your shares would be limited. In such event, your investment will be adversely affected.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Our future financial results;
•	Any downturn in the economy in the United States;
•	The effect of tariffs and other political factors which increases our costs and causes economic issues for farmers who cease or reduce purchases of our products;
•	Regulatory changes including new laws and rules which adversely affect us;
•	Our public disclosure of the terms of any financing which we consummate in the future;
•	Our failure to generate increasing material revenues;
•	Our failure to remain profitable;
•	Any acquisitions we may consummate;
•	Announcements by us or our competitors of significant contracts;
•	Changes in our management; or
•	Changes in market valuations of similar companies.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Because we may issue preferred stock without the approval of our shareholders and have other anti-takeover defenses, it may be more difficult for a third party to acquire us and could depress our stock price.

In general, our Board may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share, although the Company’s ability to designate and issue preferred stock is currently restricted by covenants under our agreements with prior investors. Without these restrictions, our Board could issue preferred stock to investors who support us and our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for shareholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

Because we may not be able to attract the attention of major brokerage firms, it could have a material impact upon the price of our common stock.

It is not likely that securities analysts of major brokerage firms will provide research coverage for our common stock since these firms cannot recommend the purchase of our common stock under the penny stock rules referenced in an earlier risk factor. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It may also make it more difficult for us to attract new investors at times when we require additional capital.

Our common stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our common stock.

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock may experience significant price and volume fluctuations in the future, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for cryptocurrency will be stable or appreciate over time or that we will close the reverse merger or other acquisition.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our shareholders sell substantial amounts of our outstanding common stock, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could make it difficult to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. In April 2020, our 2013 Series Preferred Shares will automatically convert into 20,000,000 shares of common stock. These shares will be subject to the limitations of Rule 144(i) under the Securities Act of 1933 which, among other things, limit the number of shares which can be sold to 1% of our outstanding stock every three months.

Because the personal information that we, our customers or our vendors collect may be vulnerable to breach, theft or loss, any of these factors could adversely affect our reputation and operations.

Possession and use of personal information of our customers and vendors subjects us to risks and costs that could harm our business. We also collect and maintain personal information of our employees in the ordinary course of our business. Errors in the storage, use or transmission of personal information could result in a breach of customer or employee privacy. Possession and use of personal information in our operations also subjects us to possible regulatory burdens that could require notification of data breaches, and restrict our use of personal information. We cannot guarantee that there will not be a breach, loss or theft of personal information that we store or our third parties store. If we are hacked and there is a breach, theft or loss of personal information could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal or administrative actions by state attorneys general, private litigants, and federal regulators and by such other international laws including the European Union’s GDPR and their respective enforcement mechanisms any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If our data or our users’ content is hacked, including through privacy and data security breaches, our business could be damaged, and we could be subject to liability.

Our business is and we expect it will continue to be reliant upon the Internet. Cyber security events have caused significant damage to large well-known companies. If our systems are hacked and our confidential information is misappropriated, we could be subject to liability.

We may fail to detect the existence of a breach of user content and be unable to prevent unauthorized access to user and company content. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target. They may originate from less regulated third world countries where lax local enforcement and poverty create opportunities for hacking. If our security measures are breached, or our personal information is otherwise accessed through unauthorized means, or if any such actions are believed to occur, we may be materially harmed.

If we fail to comply with laws and regulations relating to privacy, data protection, information security, advertising and consumer protection, government access requests, or, new laws in one or more of these areas are enacted, it could result in proceedings, actions, or penalties against us and could adversely affect our business, financial condition, and results of operations.

We rely on a variety of marketing techniques, and we are or may become subject to various laws and regulations that govern such marketing and advertising practices. A variety of federal, state, and international laws and regulations govern the collection, use, retention, sharing, and security of personal data.

Laws and regulations relating to privacy, data protection, information security, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other regulations or our current practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements, and obligations. We have implemented various features, integrations, and capabilities as well as contractual obligations intended to enable us to comply with applicable privacy and security requirements in our collection, use, and transmittal of data, but these features do not ensure our compliance and may not be effective against all potential privacy concerns. In particular, as a United States company, we may be obliged to disclose data pursuant to government requests under United States law. Compliance with such requests may be inconsistent with local laws in other countries where our students reside. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject, or other legal obligations relating to privacy or consumer protection, whether federal, state, or international, could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, students, users of our website, third party service providers, or others, or may require us to change our operations and/or cease using certain types of data. Any such claims, proceedings, or actions could hurt our reputation, brand, and business, force us to incur significant expenses in defense of such proceedings or actions, result in adverse publicity, distract our management, increase our costs of doing business, result in a loss of customers or vendors, and result in the imposition of monetary penalties.

The legislative and regulatory bodies or self-regulatory organizations in various jurisdictions both inside and outside the United States may expand current laws or regulations, enact new laws or regulations, or issue revised rules or guidance regarding privacy, data protection, consumer protection, information security, and online advertising. For example, in June 2018 the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which will come into effect on January 1, 2020. The CCPA requires companies that process personal information on California residents to make new disclosures to consumers about such companies’ data collection, use, and sharing practices and inform consumers of their personal information rights such as deletion rights, allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. The State of Nevada has also passed a law, which will take effect on October 1, 2019, that amends the state’s online privacy law to allow consumers to submit requests to prevent websites and online service providers (“Operators”) from selling personally identifiable information that Operators collect through a website or online service. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business model or practices, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition, and results of operations.

In addition, federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government has enacted, has considered, or is considering legislation or regulations that could significantly restrict the ability of companies and individuals to utilize online behavioral tracking, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new students on cost-effective terms and consequently, materially and adversely affect our business, financial condition, and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of June 30, 2019, we did not have any unresolved comments with the staff of the Securities and Exchange Commission.

ITEM 2. PROPERTIES

In March 2019, we negotiated a five year extension of the lease on our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building.  We currently occupy all 49,200 square feet, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  The extended lease commenced on July 1, 2019 for the base rent as follows:

●	July 1, 2019 to June 30, 2020: $11,750
●	July 1, 2020 to June 30, 2021: $12,150
●	July 1, 2021 to June 30, 2022: $12,300
●	July 1, 2022 to June 30, 2023: $12,450
●	July 1, 2023 to June 30, 2024: $12,600

All other terms and conditions of the building lease remain in effect.

ITEM 3. LEGAL PROCEEDINGS

As of June 30, 2019, we were not involved in any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB Venture Market (“OTCQB”) under the symbol AMTY. The closing price of our common stock on the OTC on September 9, 2019 was $0.02 per share.  There were approximately 483 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future.  Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then-existing conditions, including our financial condition, results of operations, state law constraints, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors deems relevant.

In order to conserve cash, we have suspended payment of dividends on our Preferred Stock since March 2016. We have accrued these dividends and will pay these dividends once Amerityre management has determined that the company cash position can support such payments.

Unregistered Sales of Equity Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933.

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

Light Duty Polyurethane Foam Tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and dealers accounts for the majority of our revenue. We produce a broad range of products for the light duty tire market. Our product development and marketing efforts are focused on building customer relationships and expanding sales with original equipment manufacturers and tire distributors.  Our competitive advantage is creating unique product solutions for customers who have challenging tire performance requirements that cannot be met by competitor offerings.

We experienced higher than expected demand for our polyurethane foam tires in the 4th quarter, driven mainly by sales to new customers. While the tariffs imposed by the US government on imported Chinese products impacted our wheel hub costs, a favorable product mix of higher margin tires helped to overcome these higher costs. We were able to avoid implementing a price increase in fiscal year 2019 to cover additional costs of the tariffs, an increase in the tariff rate in the 4th quarter to 25% may require a price increase to be implemented in fiscal year 2020 if the tariffs remain in force longer term.

Polyurethane Elastomer Industrial Tires – Overall sales volumes of our forklift tires continue to be very small, less than .5% of our total sales revenue. Price sensitive consumers continue to favor imported rubber tires rather than our products. Due to other project priorities, we have not put significant resources towards promoting this product line, and we do not expect this to change in the near future.

The Company continued to promote its new elastomer formulation for use in tire applications where customers have asked for a more durable tire in specific applications. Elastothane TM 500 formulation provides higher static load bearing capability as well as higher abrasion resistance compared to our closed cell foam formulation. Large scale adoption of this tire has been slow due to a lack of product exposure as well as its higher price tag relative to our polyurethane foam product. Field testing of this formulation with select customers continues to be successful. We continue to believe this new formulation represents a significant development for our product portfolio.

Agricultural Tires – Agricultural tires sales continue again to be negatively impacted by low commodity prices and resulting low farm income. Chinese tariffs on US grown soybeans has lowered demand for US grown soybeans in China and has hurt US farmers. The prospect for improved agricultural commodity pricing is not promising in our opinion. We have initiated discussions with some OEMs and large distributors about using our tires for certain applications, but their belief that farmers will not pay extra for a premium product has limited our success to date. The introduction of our ElastothaneTM 500 formulation has enabled us to offer a better product alternative in some applications. We will continue to approach these large market players with our value proposition.

Due to the Company’s limited resources, tire projects which are contingent on additional significant development and investment have been put on hold. We believe investment in R&D for new and improved products is important to the continued turnaround of our overall business, and we will selectively invest in promising opportunities that fit in our current financial model. We have several product evaluation programs ongoing in different applications which have the potential to develop into significant business in the coming quarters. We expect our current R&D investments to continue to prove to be a prudent use of our capital resources.

As described above, our product line covers diverse market segments which are unrelated in terms of customer base, product distribution, market demands and competition. Our external sales team is comprised of independent manufacturer representatives, whose experience is complementary to our product portfolio.  The Company’s continued emphasis on proper product pricing and new marketing campaigns continue to drive more profitable sales.   Our website has educated the marketplace about our products as well as generate some online sales. As expected, the increasingly challenging economic environment, worsened by the Chinese trade war, has negatively impacted sales growth in some markets. However, a strong demand in the 4th quarter for unmounted PU foam tires resulted in overall annual sales to be higher than expected.

Other than the cost of our imported wheel rims, raw material pricing was fairly stable during the last half of fiscal year 2019. Our wheel rims, which we largely import from China, are still subject to larger pricing fluctuations and the threats of larger tariffs as the trade dispute shows no sign of abating. We continued to exhibit stringent cost controls in the 4th quarter, resulting in higher gross profit and record net income for fiscal year 2019 versus the same period in fiscal year 2018. We are anticipating that raw material costs will remain fairly stable through the first half of fiscal year 2020

The biggest issue for our business remains sales revenue growth. We continue to work at broadening our customer base and increasing our overall sales revenues. Our strategy is to focus on market applications and market segments where we have identified technological and product advantages. The US economy has been strong the past 12 months, but we have seen uneven demand during the year from our established customer base. That said, our fiscal 4th quarter from a sales standpoint was our best quarter in 4 years, and we attribute this to our diversified product line and several new customer wins. We see the upcoming year as an opportunity to further leverage these gains, although our optimism is somewhat tempered by the uncertainty of the effect of government trade policy and overall economic strength.

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

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at June 30, 2019, totaling $487,633 with accumulated amortization of $377,032 for a net book value of $110,601. Patent and trademark costs have been capitalized at June 30, 2018, totaling $487,633 with accumulated amortization of $355,028 for a net book value of $132,605.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of June 30, 2019 and 2018, respectively, there were no pending patents.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- for the years ended June 30, 2019 and 2018, respectively.

Amortization expense for the years ended June 30, 2019 and 2018 was $22,004 and $23,347 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of FASB Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the fiscal years ended June 30, 2019 and June 30, 2018 reflect the impact of FASB ASC 718. Stock-based compensation expense recognized under FASB ASC 718 for the fiscal years ended June 30, 2019 and 2018 was $38,015 and $28,792, respectively, related to employee stock options and employee stock grants.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for fiscal years ended June 30, 2019 and June 30, 2018 assume all awards will vest; therefore no reduction has been made for estimated forfeitures.

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

During fiscal year 2019, the Company achieved record positive annual net income (before preferred dividends), reversing a prior year net loss. The following summary table presents a comparison of our results of operations for the fiscal years ended June 30, 2019 and June 30, 2018, with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

			Percent
	Fiscal Year Ended June 30,		Change
	(in 000’s)
	2019	2018	2019 vs. 2018
Net revenues	$3,590	$3,620	(0.8)%
Cost of revenues	(2,536)	(2,520)	0.6%
Gross profit	1,054	1,100	(4.2)%
Research and development expenses	(92)	(184)	(50.0)%
Sales and marketing expense	(198)	(225)	(12.0)%
General and administrative expense (1)	(746)	(710)	5.1%
Loss on assets, due to write down or disposal	-	(17)	(100.0)%
Other income (expense)	23	(2)	(1,250.0)%
Net income (loss)	41	(38)	(207.9)%
Preferred stock dividend	(100)	(100)	0.0%
Net loss attributable to common shareholders	$(59)	$(138)	(57.2)%

(1)  Includes stock-based compensation expense of $38,015 and $28,792 for the fiscal years ended June 30, 2019 and 2018, respectively.

Year Ended June 30, 2019 Compared to the Year Ended June 30, 2018

Net revenues. Net revenues of $3,590,217 for the year ended June 30, 2019, represents a slight decrease of $30,210 or 0.8% decrease, over net revenues of $3,620,427 the year ended June 30, 2018. These results were better than expected, as a strong fourth quarter helped overcome a weak sales performance in the first 3 quarters of 2019.

Cost of revenues.  Cost of revenues for the year ended June 30, 2019 was $2,536,581 or 70.7% of revenues compared to $2,520,799 or 69.6% of revenues for the year ended June 30, 2018. This decrease in Gross Margin was due to increases in chemical raw material costs as well as increases in steel wheel costs due to tariff. We anticipate that raw material costs will stabilize in the upcoming fiscal year, but increased costs associated with trade tariffs are uncertain at this time.

Gross Profit.  Gross profit for the year ended June 30, 2019 of $1,053,636 represents a 4.2% decrease over gross profit of $1,099,628 for the year ended June 30, 2018. Gross profit for 2019 decreased due to lower gross sales as outlined in the discussion above, with our cost control programs offsetting some of the negative effect of lower sales.  The fiscal year 2019 gross profit reflects a 29.3% gross margin for product sales compared to a gross margin on product sales of 30.4% for fiscal 2018.

Research and Development expenses.  Research and development expense of $91,680 for the year ended June 30, 2019 represents a 50.0% decrease over the same expense of $183,566 for the year ended June 30, 2018. The difference between periods is attributed to lower personnel costs, as staff resources in engineering and product development were replaced by contract resources as needed for specific projects. We continue to invest in product formulation and new product development where appropriate to support our business plan.

Sales and Marketing expenses.  Sales and marketing expense of $197,545 for the year ended June 30, 2019 represents a 12.0% decrease over expenses of $225,424 for the year ended June 30, 2018. The difference between periods relates to lower sales commission expense due to lower sales levels, modifications to our sales commission program, and a reduction in trade show expense during the year, when compared to the same period in 2018.

General and Administrative expenses. General and administrative expenses of $746,876 for the year ended June 30, 2019 represents a 5.1% increase over the same expense of $709,633 for the year ended June 30, 2018.  We continue to control costs and find more efficient ways to conduct our business activities.

Other Income (Expense).  Other income of $23,477 for the year ended June 30, 2019 represents significant increase compared to the other expense of $19,441 for the year ended June 30, 2018. Other expense in the prior year consists of a one-time loss on the abandonment of fixed assets in relation to a failed CRM implementation. Other income in the year ended June 30, 2019 is reflective of the receipt of a federal grant from the USDA to upgrade our facility lighting.

Net Income (Loss).  The net income for the year ended June 30, 2019 of $41,012 represents a 207.9% increase from the $38,436 net loss for the year ended June 30, 2018.

Liquidity and Capital Resources

Cash Flows

The following table sets forth our cash flows for the fiscal years ended June 30, 2019 and 2018.

	Years ended June 30,
	(in 000’s)
	2019	2018
Net cash provided/(used) by operating activities	$485	$(81)
Net cash used in investing activities	(105)	(19)
Net cash used in financing activities	(37)	(26)
Net increase (decrease) in cash during period	$343	$(126)

Net Cash Provided By Operating Activities. Our primary sources of operating cash during fiscal year 2019 came from our net income and collection of accounts receivable and sales of inventory, in addition higher accounts payable balances at year end due to the timing of payment of our accounts payable. Net cash provided by operating activities was $484,659 for the year ended June 30, 2019 compared to net cash used of $81,474 for the same period in 2018.

Non-cash items include depreciation and amortization, stock-based compensation. Our net income was $41,012 for the year ended June 30, 2019 compared to a net loss of $38,436 for the same period in 2018.  The net income for fiscal year 2019 included non-cash expenses for stock-based compensation (primarily stock issued) of $38,015.  In fiscal 2018, stock-based compensation (both stock issued and options) totaled $28,792.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $104,504 for the year ended June 30, 2019 and $19,407 for the same period in 2018.   As of December 31, 2018, we completed a project to install new facility lighting with cash on hand; the cost partially offset by a grant from the USDA

Net Cash Used In Financing Activities.  Net cash used by financing activities was $36,983 for the year ended June 30, 2019 and $25,521 for the same period in 2018. The use of cash for the period ended June 30, 2019 was payment of notes payable including early pay off of a portion of term bank financing.

Our principal sources of liquidity consist of cash and payments received from our customers.  We do not have any significant revolving credit arrangements.  Historically, our expenses have exceeded our sales, resulting in operating losses.  From time to time, we obtained additional liquidity to fund our operations through the sale of shares of our common stock and the placement of short-term debt instruments.  At the end of 2016, we were able to obtain term bank debt financing to finance critical manufacturing equipment and operating enhancements, the majority of which was placed in service in fiscal year 2017.  In the 4th quarter of fiscal year 2019 we were able to pay off one portion of this term bank financing. Management continues to evaluate financing options, but has chosen to delay financing at terms that subject the Company to high costs of debt. We are reluctant to raise money through stock sales at prices that would be highly dilutive to current shareholders.  Management has suspended payment of preferred cash dividend payments to allow the Company to increase working capital levels.

We have historically not succeeded in establishing favorable revolving short term financing such as lines of credit. In the quarter ended March 31, 2015, we entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed. As of June 30, 2019, we have not needed to activate this financing option as our collection policies have enabled us to collect outstanding payments from customers in a timely manner.

Cash Position, Outstanding Indebtedness, and Future Capital Requirements

At September 9, 2019, our total cash balance was $484,316, none of which is restricted; accounts receivables were $335,109; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $557,010. Our total indebtedness was $1,382,766 and includes $444,656 in accounts payable, $93,984 in accrued expenses, $46,440 in deferred revenue, $12,766 in current portion of long-term debt, and $73,420 in long-term debt.

We continue to take actions to improve our liquidity and access to capital resources. The improvement in our operation performance has greatly improved our cash position year over year. The execution of our strategic business plan requires a certain level of capital resources, and our progress in this area is directly tied to our use of available capital. Management believes that an equity financing at the current market conditions would be too dilutive and not in the best interests of our shareholders. We will pursue potential opportunities to secure short-term loans, long-term bank financing, revolving bank lines of credit, and equity based financing in our effort to improve the Company’s financial position and enhance shareholder value.

The Company currently does not have an existing revolving credit facility. At the end of 2016 we were able to obtain term bank debt financing to finance critical manufacturing equipment and operating enhancements.  The majority of these improvements were placed in service during fiscal year 2017. We have negotiated more favorable terms and credit lines with key vendors where needed. We also continue to focus on adherence to established collection policies and proactive communication with repeat customers, including adjusting credit limits to allow for increased sales volume where warranted.

We are intent on focusing on the sale and distribution of profitable product lines. Management continues to search for additional financing facilities at affordable terms to provide the Company with additional working capital to support new sales growth opportunities. We are limiting our capital expenditures to that required to maintain current manufacturing capability or support key business initiatives identified in our strategic sales plan.  We continue to work to reduce our overall costs wherever possible.

To help address our cash resources, which at times may be limited, we have held discussions with banks and other lenders regarding establishing a line of credit for short term cash needs. However at this time we have not succeeded in establishing such a line of credit.  We have entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as needed. During fiscal year 2019 we did not utilize any factoring of our invoices.

Management continues to execute its strategic plan focusing on “Profitability as a Mindset”.   While we experienced adverse effects on our business due to an increase in raw material prices, we believe our continued emphasis on cost controls will enable the Company to be successful in this competitive market environment. Our strategic plan focuses on identifying key partners who can provide better access and distribution in our target markets. These partnerships will help us achieve the full potential of our current products, formulations, and other intellectual property.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended June 30, 2019, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  This is based on the current business environment not becoming worse and our continued diligence in managing discretionary spending and expenses during the upcoming year.

The Company has, on occasion, instituted initiatives to incentivize sales of slower moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory, promote individual product lines, and improve our cash flow.

As of September 9, 2019, the Company has approximately 1,386,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary to raise new funds.

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

Cautionary Note Regarding Forward Looking Statements

This Report includes forward-looking statements including statements regarding economic condition in general and in the agricultural market, in particular, our increased purchases by consumers and liquidity. All statements other than statements of historical facts contained in this Report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in Item 1A above. Other sections of this Report may include additional factors which could adversely affect our business and financial performance. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Report, whether as a result of new information, future events, changed circumstances or any other reason after the date this Report is filed.

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

The Company’s management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, the Company’s management has concluded that, as of June 30, 2019, the Company’s system of internal controls over financial reporting was effective in providing reasonable assurance based on those criteria.  The Company used the 2013 version of the COSO framework.

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

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive and Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our Proxy Statement related to our 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than October 28, 2019 (120 days after the end of the fiscal year covered by this Annual Report on Form 10-K).

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

3.                Exhibits:

 The exhibits to this report are listed on the Exhibit Index below.

(b)           Description of exhibits

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation of the Company	8-A12G	10/28/02	3.01
3.2	Certificate of Amendment to the Articles of Incorporation of the Company	8-A12G	10/28/02	3.01
3.3	Certificate of Amendment to the Articles of Incorporation	10-Q	2/14/13	3(i)
3.4	Bylaws of the Company	8-K	9/25/13	3.02
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934				Filed
10.1	Michael F. Sullivan Compensation Agreement	8-K	10/2/18	10.1
10.2	2017 Omnibus Stock Option and Award Plan	10-Q	5/10/17	10.2
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 13, 2019

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of September 2019.

/s/ Michael F. Sullivan	/s/ David Clark
Michael F. Sullivan Chairman of the Board	David Clark Director

/s/ David Hollister	/s/ George Stoddard
David Hollister Director	George Stoddard Director

/s/ Terry Gilland
Terry Gilland Director

AMERITYRE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Amerityre Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Amerityre Corporation (the Company) as of June 30, 2019, and 2018, and the related statements of operation, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
Salt Lake City, Utah
September 13, 2019

AMERITYRE CORPORATION

Balance Sheets

	June 30, 2019	June 30, 2018
ASSETS

CURRENT ASSETS
Cash	$557,026	$213,854
Accounts receivable	277,690	410,425
Current inventory - net	448,407	516,334
Prepaid and other current assets	82,596	84,892
Total Current Assets	1,365,719	1,225,505

RIGHT TO USE LEASE ASSETS, OPERATING, NET	845,256	39,754

PROPERTY AND EQUIPMENT
Molds and models	583,611	583,611
Equipment	3,003,797	2,989,297
Furniture and fixtures	66,173	59,057
Construction in progress	-	1,000
Software	247,610	247,610
Less – accumulated depreciation	(3,763,672)	(3,708,835)
Total Property and Equipment - net	137,519	171,740

OTHER ASSETS
Patents and trademarks – net	110,601	132,605
Non-current inventory	269,824	206,842
Deposits	11,000	11,000
Total Other Assets	391,425	350,447
TOTAL ASSETS	$2,739,919	$1,787,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$649,046	$379,086
Current portion of long-term debt	13,609	20,377
Current portion of lease liability	141,000	726
Deferred revenue	19,408	20,712
Total Current Liabilities	823,063	420,901

Long-term debt	75,418	105,633
Long-term lease liability	594,000	-
TOTAL LIABILITIES	1,492,481	526,534

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 2,000,000 and 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common stock: 75,000,000 shares authorized of $0.001 par value, 47,727,867 and 44,476,346 shares issued and outstanding, respectively	47,728	44,476
Additional paid-in capital	62,695,035	62,638,754
Stock payable	583	14,601
Accumulated deficit	(61,497,908)	(61,438,919)
Total Stockholders’ Equity	1,247,438	1,260,912
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,739,919	$1,787,446

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Operations

	For the Years Ended June 30,
	2019	2018

NET SALES	$3,590,217	$3,620,427

COST OF REVENUES	2,536,581	2,520,799

GROSS PROFIT	1,053,636	1,099,628

EXPENSES
Research and development	91,680	183,566
Sales and marketing	197,545	225,424
General and administrative	746,876	709,633

Total Expenses	1,036,101	1,118,623

INCOME (LOSS) FROM OPERATIONS	17,535	(18,995)

OTHER INCOME/(EXPENSE)
Interest expense	(3,658)	(4,997)
Loss on assets, due to write down or disposal	-	(17,351)
Other income	27,135	2,907

Total Other Income (Expense)	23,477	(19,441)

NET INCOME (LOSS)	41,012	(38,436)

Preferred Stock Dividend	(100,000)	(100,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(58,988)	$(138,436)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	45,897,154	43,629,328

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit
Balance, June 30, 2017	2,000,000	$2,000	43,312,107	$43,312	$62,615,728	$-	$(61,300,483)
Preferred stock dividends	-	-	-	-	-	-	(100,000)
Stock option based compensation expense – options	-	-	-	-	729	-	-
Stock based compensation expense for employee and Board of Director service	-	-	1,164,239	1,164	22,298	14,601	-
Net loss for the year ended June 30, 2018	-	-	-	-	-	-	(38,436)
Balance, June 30, 2018	2,000,000	2,000	44,476,346	44,476	62,638,754	14,601	(61,438,919)
Preferred stock dividends	-	-	-	-	-	-	(100,000)
Stock option based compensation expense – options	-	-	-	-	3,868	-	-
Stock based compensation expense for employee and Board of Director service	-	-	3,251,521	3,252	52,413	(14,017)	-
Net income for the year ended June 30, 2019	-	-	-	-	-	-	41,012
Balance, June 30, 2019	2,000,000	$2,000	47,727,867	$47,728	$62,695,035	$583	$(61,497,908)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Cash Flows

	For the Years Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$41,012	$(38,436)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	90,799	87,039
Stock based compensation, employee and Board of Directors	38,015	28,792
Loss on assets, due to write down, disposal or abandonment	-	17,351
Changes in operating assets and liabilities:
Accounts receivable	132,735	(126,421)
Prepaid and other current assets	1,570	27,476
Inventory and change in inventory reserve	4,945	81,418
Accounts payable and accrued expenses	176,887	(179,405)
Deferred revenue	(1,304)	20,712
Net Cash Provided (Used) by Operating Activities	484,659	(81,474)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(26,202)	(19,407)
Cash paid for leasehold improvements of an operating lease asset	(78,302)	-
Net Cash Used by Investing Activities	(104,504)	(19,407)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on lease liability	-	(7,667)
Payments on notes payable	(36,983)	(17,854)
Net Cash Used by Financing Activities	(36,983)	(25,521)
NET INCREASE (DECREASE) IN CASH	343,172	(126,402)
CASH AT BEGINNING OF YEAR	213,854	340,256
CASH AT END OF YEAR	$557,026	$213,854

NON-CASH FINANCING ACTIVITIES

Interest paid	$3,658	$4,997
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Accrued preferred stock dividends	$100,000	$100,000
Issuance of stock for stock payable	$14,017	$-
Issuance of stock for accrued expense	$-	$10,000
Write off fully depreciated fixed assets no longer in use	$-	$107,678
Application of last payment of lease liability prepaid in previous period	$726	$-
Reclassifications of accrued expense to stock payable	$7,500	$-
Recognition of operating lease right to use asset and related liability	$735,000	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2019 and 2018

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Amerityre Corporation (the “Company”) incorporated as a Nevada corporation on January 30, 1995.  The Company was organized to take advantage of existing proprietary and non-proprietary technology available for the manufacturing of specialty tires. The Company engages in the manufacturing, marketing, distribution and sales of “flat free” specialty tires and tire-wheel assemblies and currently is manufacturing these tires at its facility located in Boulder City, Nevada.

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

Reclassifications

In the process of adopting the new lease standard as disclosed below, we reclassified our leasehold improvements and the related accumulated amortization to right to use lease assets, operating. The result of this reclassification on our balance sheet did not affect our fiscal year 2018 net income.

Concentrations of Risk

The Company places its cash accounts with high credit quality financial institutions and generally limits the amount of credit exposure to the amount in excess of the FDIC insurance coverage limit of $250,000 for interest bearing accounts.  As of June 30, 2019, the Company had one account exceeding this amount; as of 2018, the Company had no funds exceeding this limit.  The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk to cash.

Credit losses, if any, have been provided for in the financial statements and are based on management’s expectations. The Company’s accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual risks or significant risks in the normal course of its business.

We have one customer who accounted for 16% of our sales for the year ended June 30, 2019 and one customer who accounted for 25% of our sales for the year ended June 30, 2018.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  As of June 30, 2019 and 2018, respectively, we had no cash equivalents.

Trade Receivables

We generally charge-off trade receivables that are more than 120 days outstanding as bad-debt expense, unless management believes the amount to be collectable. The charge-off amounts are included in general and administrative expenses.   As of June 30, 2019 and 2018, the reserve for uncollectible accounts was $0, respectively.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2019 and 2018

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or net realizable value.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	2019	2018
Raw materials	$221,767	$214,787
Finished goods	557,977	569,294
Inventory reserve	(61,513)	(60,905)
Inventory – net (current and long term)	$718,231	$723,176

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

Right to Use Assets – Leases

We account for all Company leases following a multi-step analysis process which includes:

●

Analysis of all agreements to determine if a lease exists, inclusive of this analysis is the length of the agreement and amount of the resulting liability. Based on this we have determined the following:

●	Assets with a length less than 1 year are not considered leases and,
●	Assets with a value of less than our capitalization policy of $2,500 are not considered a lease.

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

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2019 and 2018

If we had applied this new accounting standard in fiscal year 2018, our financial results would have changed as follows:

	As filed		Adjusted
	June 30, 2018	Adjustment	June 30, 2018
Right to use assets, operating	$-	$315,754	$315,754
Leasehold Improvements	$201,074	$(201,074)	$-
Accumulated depreciation	$(161,320)	$161,320	-
Total assets	$1,787,446	$276,000	$2,063,446

Lease liability (current and long term)	$-	$276,000	$276,000
Total liabilities	$526,534	$276,000	$802,534

Accumulated deficit	$(61,438,919)	$-	$(61,438,919)
Total stockholders’ equity	$1,260,912	$-	$1,260,912

Total liabilities and stockholders' equity	$1,787,446	$276,000	$2,063,446

Net income	$(38,436)	$-	$(38,436)

Basic and diluted income per share	$(0.00)		$(0.00)

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

Depreciation expense for the years ended June 30, 2019 and 2018 was $59,995 and $63,692, respectively.

Patents and Trademarks

Patent and trademark costs have been capitalized at June 30, 2019, totaling $487,633 with accumulated amortization of $377,032 for a net book value of $110,601. Patent and trademark costs capitalized at June 30, 2018, totaled $487,633 with accumulated amortization of $355,028 for a net book value of $132,605.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of June 30, 2019 and 2018, respectively, there were no pending patents.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- for the years ended June 30, 2019 and 2018, respectively.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2019 and 2018

Amortization expense for the years ended June 30, 2019 and 2018 was $22,004 and $23,347 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

●	any changes in the market relating to the patents that would decrease the life of the asset;
●	any adverse change in the extent or manner in which the patents are being used;
●	any significant adverse change in legal factors relating to the use of the patents;
●	current period operating or cash flow loss combined with our history of operating or cash flow losses;
●	future cash flow values based on the expectation of commercialization through licensing; and
●	current expectations that, more likely than not, the patents will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

The estimated amortization expense, based on current intangible balances, for the next five fiscal years beginning July 1, 2019 is as follows:

2020	$17,696
2021	$16,927
2022	$17,763
2023	$13,896
2024	$16,337
Thereafter	$27,982

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the fiscal years ended June 30, 2019 and 2018 reflect the impact of FASB ASC 718. Stock-based compensation expense recognized under FASB ASC 718 for the fiscal years ended June 30, 2019 and 2018 was $38,015 and $28,792, respectively, related to employee stock options and employee stock grants.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for fiscal years ended June 30, 2019 and 2018 assume all awards will vest; therefore no reduction has been made for estimated forfeitures.

Basic and Fully Diluted Net Loss per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2019 and 2018

The Company’s outstanding stock options, warrants, stock grants not yet earned and shares issuable upon conversion of outstanding convertible notes, if any, have been excluded from the diluted net loss per share calculation. The Company excluded a total of 3,970,000 and 3,730,000 common stock equivalents for the years ended June 30, 2019 and 2018, respectively because they are anti-dilutive.

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

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Net deferred tax assets consist of the following components as of June 30, 2019 and 2018:

	2019	2018
Deferred tax assets:
Net operating loss (“NOL”) carryover	$8,946,000	$9,180,100
Section 1231 loss carryover	19,000	32,200
Inventory reserve	12,900	12,800
R & D carryover	207,100	207,100
Related party accruals	7,400	-
Deferred revenue	4,100	4,400
Deferred tax liabilities:
Depreciation	(9,400)	(8,600)
Statutory rate change adjustment	-	(6,147,000)
Decrease of valuation allowance due to rate change	-	6,147,000
Valuation allowance	(9,187,100)	(9,428,000)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2019 and 2018 due to the following:

	2019	2018
Book income (loss) tax effected	$8,600	$(10,800)
Depreciation	6,800	8,300
Nondeductible expenses	8,000	10,900
Inventory reserve	100	2,100
Deferred revenue	(300)	5,800
R&D Section 6765 Addback	-	100
Related party accruals	7,400	-
Valuation allowance	(30,600)	(16,400)
	$-	$-

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2019 and 2018

At June 30, 2019, the Company had net operating loss carry-forwards of approximately $42,565,000 that may be offset against future taxable income. Effective with tax years beginning June 30, 2018, future net operating losses may be offset against future taxable income, subject to annual limitations. No tax benefit has been reported in the June 30, 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOL’s arising in tax years beginning in 2018 or earlier are subject to a 20 year limit. Because Amerityre’s NOL’s were generated from fiscal year end June 30, 2000 to fiscal year end June 30, 2016, there will be some NOL’s expiring each year through fiscal year 2036. The following table shows the amounts that would expire per year it not utilized:

2020	257,282
2021	2,655,947
2022	2,523,700
2023	2,568,876
2024	4,921,923
2025	9,912,014
2026	4,478,509
2027	3,954,682
2028	3,434,035
2029	2,893,639
2030	1,161,192
2031	1,027,013
2032	780,467
2033	1,035,050
2034	651,035
2035	237,572
2036	107,053

NOL’s arising in tax years beginning in 2018 or later will be subject to 80% of taxable income limitations. NOL carryforwards arising in year beginning in 2018 or earlier are not subject to these limitations.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of June 30, 2019 the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015.

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

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2019 and 2018

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

Revenue for our products is recognized at the time in which our performance obligation is satisfied which we have defined as “control” of the product by the customer. “Control” is defined as a customer having “rights/obligations of physical control over the product or has the rights and intention to control the product.” Based on the terms of our contracts, a customer’s “control” is based on analysis of the following; (i) when a customer arranges their own shipping, and once the product has left our dock, Amerityre recognizes revenue for the product.  In effect by arranging their own shipping the customer is “taking control” of the product when it leaves our warehouse; or (ii) when a customer does not arrange their own shipping we cannot recognize revenue until it is delivered and the customer takes “control” of the product. Due to a very robust process to determine when control, as described above, occurs, there is limited judgement applied in the above process. In cases where we enter into sales arrangements with customers for non-standard products, such as custom formulation materials, revenue items are recognized as separate and distinct contracts with revenue recognition occurring upon acceptance by the customer. These types of transactions have been historically rare and non-routine in nature. We had no revenue from these types of transactions in either fiscal year 2019 or 2018.

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

Deferred revenue was $19,408, inclusive of $1,993 of shipping and handling revenue (see below), as of June 30, 2019.  Deferred revenue was $20,712, inclusive of $2,552 of shipping and handling revenue, as of June 30, 2018.

Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred.  However, due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related product revenue is also recognized.

The result of this accounting is a deferral of $1,993 as of June 30, 2019 and $2,552 as of June 30, 2018.

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

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2019 and 2018

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended June 30, 2019 and 2018 was $3,090 and $2,492, respectively.

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

NOTE 2 – DEBT

A former board member, Silas O. Kines, who passed away on January 11, 2012, was also the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long term liability recorded on the transaction.  As of June 30, 2019, $2,000 and $62,089 (2018, $2,000 and $62,468) were recorded for the current and long-term portion, respectively, of the related liability.

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

In July 2016, the Company executed a term note with U.S. Bank to finance critical plant facility equipment which was placed into service in July 2016.  The total amount financed was $37,666 at 5.59% interest, with payments of $720 due for 60 months starting October 2016. In the 4th quarter of fiscal year 2019 we were able to pay off this term bank financing without any pre-payment penalty.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Bank debt	$26,477	$12,709	$13,768	$-	$-

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2019 and 2018

NOTE 3 – RIGHT TO USE LEASE ASSETS

Based on our lease accounting policy, we have identified the following operating leases. As of June 30, 2019, we have no financing leases:

	For the Years Ended June 30,
	2019	2018
Facility lease	$735,000	$-
Leasehold improvements related to our facility	280,376	201,074
Accumulated amortization – leasehold improvements	(170,120)	(161,320)
Right to use leased assets, operating, net	$845,256	$39,754

In March 2019, we negotiated a five year extension of the lease on our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building.  We currently occupy all 49,200 square feet, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  Our remaining liability under this agreement is $735,000 payable at amounts ranging from $11,750 to $12,600 a month until June 30, 2024.

NOTE 4 – STOCK TRANSACTIONS

During the years ended June 30, 2019 and 2018, the Company had the following stock transactions:

On December 13, 2013, the Board of Directors approved a resolution designating 2,000,000 shares of preferred stock, $0.001 par value, as 2013 Series Convertible Preferred Stock (the “2013 Series Shares”).  On December 18, 2013, the Company filed a Certificate of Designation with the Nevada Secretary of State for the 2013 Series Convertible Preferred Stock, which was approved by the Nevada Secretary of State on December 19, 2013.  The 2013 Series Shares have voting rights only on any matters directly affecting the rights and privileges of the 2013 Series Shares.  The 2013 Series Shares have a liquidation preference amounting to a return of the initial par value per share only, with no further participation in any distributions to other shareholders.  Any issued 2013 Series Shares will convert into 20 million shares of the Company’s common stock (1) at any time at the election of the holder; or (2) automatically on the date that is six years after the date of original issuance of the shares or April 2020.  Lastly, the 2013 Series Shares contain a quarterly cash dividend rate of 1.25% of the original issuance price of $1.00 per share or $100,000 per year as of June 30, 2019 and 2018, respectively.  In 2016, management notified our preferred shareholder that we are suspending future payments of their preferred cash dividend payments, so the Company can increase its working capital levels. Accrued preferred shareholder dividends were $325,000 as of June 30, 2019 and $225,000 as of June 30, 2018.

On January 21, 2017, 60,000 shares were granted to the Company’s Chief Financial Officer as part of her employment renewal.  The shares are valued as of January 20, 2017 ($0.04) and vest ratably through December 2017.  All of these shares have been issued: 30,000 in fiscal year 2018, 30,000 in fiscal year 2017.

On January 31, 2017, 225,000 shares were granted to the Company’s Board of Director’s as Board compensation for the term ending November 2017.  Each non-executive Board member receives 50,000 shares, with the Audit Committee Chair receiving 75,000 shares.  The shares vest ratably January – December 2017, valued at a fixed rate of $0.0155, the closing stock price on January 31, 2017.  All of these shares have been issued: 112,500 shares issued fiscal year 2018 and 112,500 shares issued fiscal 2017.

Under a new 2017 Employment Agreement, the Company’s Chief Executive Officer, received a stock award of 2.4 million shares of the Company’s common stock vesting ratably over 23 months (February 2017 – December 2018).  As of June 30, 2019, all of these shares had vested: 1,356,521 shares issued in fiscal year 2019, and 521,739 shares issued in each fiscal year 2018 and fiscal year 2017.

On November 30, 2017, 265,000 shares were granted to the Company’s Board of Directors as Board compensation for the term ending November 2018.  Each non-executive Board member received 60,000 shares, with the Audit Committee Chair receiving 85,000 shares.  The shares vested ratably December 2017 – November 2018, valued at $0.02 the closing stock price on November 30, 2017. As of June 30, 2019, all shares of stock have vested and were issued in fiscal year 2019.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2019 and 2018

On January 21, 2018, 60,000 shares were granted to the Company’s Chief Financial Officer as part of her employment renewal.  The shares are valued at $0.02, the closing stock price as of January 21, 2018, and vested ratably through December 2018.  In addition to the stock, her base compensation was adjusted to $36,000 per annum. All of these shares have been issued in fiscal year 2019.

On May 24, 2018 the Board of Director’s approved a partial payment of Chief Executive Officer’s 2017 bonus in stock.  This partial payment of $10,000 resulted in the issuance of 500,000 shares of stock.

On July 20, 2018, in association with the Company’s year-end close and results, the Compensation Committee of the Board approved a discretionary bonus to the Company’s Chief Executive Officer of which half was paid in stock. This resulted in 375,000 share of stock being issued in fiscal year 2019.

On September 26, 2018, the Company replaced and extended the Chief Executive Officer’s Employment Agreement.  The Agreement extended his term of employment to December 31, 2019.  Inclusive in this new Agreement is a stock award of 1.98 million shares of the Company’s common stock vesting ratably over 12 months (January 2019 – December 2019), valued at a fixed rate of $0.0163, the closing stock price on September 28, 2018.  As of June 30, 2019, 990,000 of these shares had vested and were issued.

As of November 28, 2018, 350,000 shares were granted to the Company’s Board of Director’s as Board compensation for the term ending November 2019.  Each non-executive Board member receives 75,000 shares, with the Audit Committee Chair receiving 125,000 shares.  The shares vest ratably December 2018 – November 2019, valued at $0.02 the closing stock price on November 28, 2018.  As of June 30, 2019, 175,000 shares of stock had vested and were issued.

On January 2, 2019, 60,000 shares were granted to the Company’s Chief Financial Officer as part of her employment renewal.  The shares are valued at $0.02, the closing stock price as of January 2, 2019 and vest ratably through December 2019.  As of June 30, 2019, 30,000 shares of stock vested and issued.

NOTE 5 – STOCK OPTIONS

General Option Information

On April 25, 2017, the Board of Directors cancelled the “2015 Omnibus Stock Option and Award Plan” as all options and stock awards under this plan had been granted and adopted the “2017 Omnibus Stock Option and Award Plan” which contains provisions for up to 3,000,000 stock options and stock awards to be granted to employees, consultants and directors.

Option issuances and vesting during the period ended June 30, 2019

On January 1, 2018, 480,000 options were granted to the Company’s Chief Executive Officer as part of his employment offer.  The options have a strike price of $0.10, vested ratably through December 31, 2018 and expire December 31, 2021.  Expense related to these options is $3,868 as of June 30, 2019. These options were inadvertently excluded from the option table in the Company’s Form 10-K filed on September 14, 2018. The financial consequence of this was deemed both qualitatively and quantitatively immaterial by management and all of the related expense has been recognized in fiscal year 2019.

Expense related to the above options is $3,868 as of June 30, 2019.

We estimated the fair value of the stock options above at the grant date based on the following weighted average assumptions:

Risk-free interest rate	2.010%
Expected life	3.0	years
Expected volatility	114.38%
Dividend yield	0.00%

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2019 and 2018

A summary of the status of our outstanding stock options as of June 30, 2019 and June 30, 2018 and changes during the periods then ended is presented below:

	June 30, 2019			June 30, 2018
		Weight Average	Intrinsic		Weight Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	3,730,000	$0.13		4,280,000	$0.12
Granted	480,000	$0.10		-	$0.00
Expired/Cancelled	(240,000)	$0.10		(550,000)	$0.10
Exercised	-	$0.00		-	$0.00
Outstanding end of period	3,970,000	$0.12	$-	3,730,000	$0.13	$-
Exercisable	3,970,000	$0.12	$-	3,730,000	$0.13	$-

The following table summarizes the range of outstanding and exercisable options as of June 30, 2019:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2019	Weighted Average Remaining Contractual Life
$0.08	150,000	2.42	$0.08	150,000	2.42
$0.10	2,370,000	1.45	$0.10	2,370,000	1.45
$0.17	1,450,000	1.25	$0.17	1,450,000	1.25
	3,970,000			3,970,000

NOTE 6: SUBSEQUENT EVENTS

The Company has evaluated all activity through September 13, 2019 (the date the Financial Statements were available to be issued) and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.