Form 10-Q
period 2019-09-30
AMERITYRE CORP
filed 2019-11-08
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2019

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

The number of shares outstanding of Registrant’s Common Stock as of November 8, 2019: 47,727,867

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERITYRE CORPORATION

Balance Sheets

	September 30, 2019	June 30, 2019
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$462,684	$557,026
Accounts receivable	279,814	277,690
Current inventory - net	531,344	448,407
Prepaid and other current assets	96,872	82,596
Total Current Assets	1,370,714	1,365,719

RIGHT TO USE LEASE ASSETS, OPERATING, NET	806,944	845,256

PROPERTY AND EQUIPMENT
Molds and models	583,611	583,611
Equipment	3,009,188	3,003,797
Furniture and fixtures	73,423	66,173
Software	247,610	247,610
Less – accumulated depreciation	(3,781,379)	(3,763,672)
Total Property and Equipment - net	132,453	137,519

OTHER ASSETS
Patents and trademarks – net	106,177	110,601
Non-current inventory	273,259	269,824
Deposits	11,000	11,000
Total Other Assets	390,436	391,425
TOTAL ASSETS	$2,700,547	$2,739,919

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$634,748	$649,046
Current portion of long-term debt	13,772	13,609
Current portion of lease liability	142,200	141,000
Deferred revenue	18,404	19,408
Total Current Liabilities	809,124	823,063

Long-term debt	72,413	75,418
Long-term lease liability	557,550	594,000
TOTAL LIABILITIES	1,439,087	1,492,481

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 2,000,000 and 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common stock: 75,000,000 shares authorized of $0.001 par value, 47,727,867 and 47,727,867 shares issued and outstanding, respectively	47,728	47,728
Additional paid-in capital	62,695,035	62,695,035
Stock payable	10,702	583
Accumulated deficit	(61,494,005)	(61,497,908)
Total Stockholders’ Equity	1,261,460	1,247,438
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,700,547	$2,739,919

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,
	2019	2018

NET SALES	$979,297	$827,244

COST OF REVENUES	690,599	561,012

GROSS PROFIT	288,698	266,232

EXPENSES
Research and development	26,016	23,073
Sales and marketing	43,471	50,924
General and administrative	193,430	189,548

Total Expenses	262,917	263,545

INCOME FROM OPERATIONS	25,781	2,687

OTHER INCOME (EXPENSE)
Interest income	174	103
Interest expense	(335)	(1,562)
Other income	3,283	3,089

Total Other Income, net	3,122	1,630

NET INCOME	28,903	4,317

Preferred Stock Dividend	(25,000)	(25,000)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,903	$(20,683)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	47,727,867	44,514,035

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit
Balance, June 30, 2018	2,000,000	$2,000	44,476,346	$44,476	$62,638,754	$14,601	$(61,438,920)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock option based compensation expense – options	-	-	-	-	2,901	-	-
Stock based compensation expense for employee and Board of Director service	-	-	1,155,796	1,156	18,035	(4,806)	-
Net income for the quarter	-	-	-	-	-	-	4,317
Balance, September 30, 2018	2,000,000	2,000	45,632,142	45,632	62,659,690	9,795	(61,459,603)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock option based compensation expense – options	-	-	-	-	967	-	-
Stock based compensation expense for employee and Board of Director service	-	-	900,725	901	15,336	(9,212)	-
Net loss for the quarter	-	-	-	-	-	-	(94,744)
Balance, December 31, 2018	2,000,000	2,000	46,532,867	46,533	62,675,993	583	(61,579,347)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock based compensation expense for employee and Board of Director service	-	-	-	-	-	10,119	-
Net income for the quarter	-	-	-	-	-	-	69,879
Balance, March 31, 2019	2,000,000	2,000	46,532,867	46,533	62,675,993	10,702	(61,534,468)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock based compensation expense for employee and Board of Director service	-	-	1,195,000	1,195	19,042	(10,118)	-
Net income for the quarter	-	-	-	-	-	-	61,560
Balance, June 30, 2019	2,000,000	2,000	47,727,346	47,728	62,695,035	583	(61,497,908)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock based compensation expense for employee and Board of Director service	-	-	-	-	-	10,119	-
Net income for the quarter	-	-	-	-	-	-	28,903
Balance, September 30, 2019	2,000,000	$2,000	47,727,867	$47,728	$62,695,035	$10,702	$(61,494,005)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,903	$4,317
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization expense	25,194	20,473
Stock based compensation	10,119	9,785
Changes in operating assets and liabilities:
Accounts receivable	(2,124)	53,668
Prepaid and other current assets	(14,276)	(24,768)
Inventory and any change in inventory reserve	(86,372)	(59,953)
Accounts payable and accrued expenses	(39,299)	105,007
Deferred revenue	(1,004)	(14,250)
Net Cash Provided/Used by Operating Activities	(78,859)	94,279

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,641)	-
Net Cash Used by Investing Activities	(12,641)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(2,842)	(4,651)
Net Cash Used by Financing Activities	(2,842)	(4,651)

NET (DECREASE) INCREASE IN CASH	(94,342)	89,628
CASH AT BEGINNING OF PERIOD	557,026	213,854
CASH AT END OF PERIOD	$462,684	$303,482

NON-CASH FINANCING ACTIVITIES

Interest paid	$335	$1,562
Income taxes paid	-	-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Accrued preferred stock dividends	$25,000	$25,000
Operating lease renewal, decrease in right to use asset and related liability	$35,250	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Condensed Financial Statements

September 30, 2019

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2019 Annual Report on Form 10-K.  Operating results for the quarter ended September 30, 2019 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2020.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies disclosed herein have not changed since our audited financial statements and notes thereto included in our June 30, 2019 Annual Report on Form 10-K, except as noted below.

Reclassifications

Certain reclassifications, which have no effect on net income in our current presentation, have been made in the first quarter to record leasehold improvements amortization costs to all departments instead of solely to General and Administration. This reclassification was made in order to better reflect the benefit of these expenses.

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

Deferred revenue was $18,404, inclusive of $45 of shipping and handling revenue (see below), as of September 30, 2019.  Deferred revenue was $6,462, inclusive of $1,114 of shipping and handling revenue (see below), as of September 30, 2018.

Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred.  Due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related revenue is also recognized.

The result of this accounting is a deferral of $45 as of September 30, 2019 and $1,114 as of September 30, 2018.

AMERITYRE CORPORATION

Notes to the Unaudited Condensed Financial Statements

September 30, 2019

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

Basic and Fully Diluted Net Income (Loss) Per Share

Basic and Fully Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period.

Our outstanding stock options and warrants and shares issuable upon conversion of outstanding convertible notes have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 3,970,000 and 4,210,000 common stock equivalents for the quarters ended September 30, 2019 and 2018, respectively, because they are anti-dilutive.

Recent Accounting Pronouncements

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

	September 30, 2019	June 30, 2019
	(Unaudited)
Raw Materials	$221,363	$221,767
Finished Goods	650,716	557,977
Inventory reserve	(67,476)	(61,513)
Inventory – net (current and long term)	$804,603	$718,231

Our inventory reserve reflects items that were deemed to be defective or obsolete based on an analysis of all inventories on hand.

The Company critically reviews all slow moving inventory to determine if it is defective or obsolete.  If not defective or obsolete we presented these items as non-current inventory, although all inventory is ready and available for sale at any moment.

AMERITYRE CORPORATION

Notes to the Unaudited Condensed Financial Statements

September 30, 2019

NOTE 4 – RIGHT TO USE LEASE ASSETS

Based on our lease accounting policy, we have identified the following operating leases. As of September 30, 2019 we have no financing leases:

	September 30, 2019	June 30, 2019
	(Unaudited)
Facility lease	$699,750	$735,000
Leasehold improvements related to our facility	280,376	280,376
Accumulated amortization – leasehold improvements	(173,182)	(170,120)
Right to use leased assets, operating, net	$806,944	$845,256

In March 2019 we negotiated a five year extension of the lease on our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building.  We currently occupy all 49,200 square feet, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  Our remaining liability under this agreement is $699,750, payable at amounts ranging from $11,750 to $12,600 a month until June 30, 2024.

NOTE 5 - DEBT

A former board member, Silas O. Kines, who passed away on January 11, 2012, was also the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long term liability recorded on the transaction.  As of September 30, 2019, $2,000 and $62,098 (June 30, 2019, $2,000 and $62,089) were recorded for the current and long-term portion, respectively, of the related liability.

In June 2016, the Company executed a term note with U.S. Bank to finance critical manufacturing equipment and operating enhancements.  The total amount financed was $55,068, at 5.59% interest, with payments of $1,059 due for 60 months starting July 2016. This note was paid in full in October 2019.

NOTE 6 - STOCK OPTIONS AND WARRANTS

Prior Issuances of options

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

AMERITYRE CORPORATION

Notes to the Unaudited Condensed Financial Statements

September 30, 2019

A summary of the status of our outstanding stock options as of September 30, 2019 and June 30, 2019, and changes during these periods is presented below:

	September 30, 2019			June 30, 2019
		Weighted Average	Intrinsic		Weighted Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	3,970,000	$0.12		3,730,000	$0.13
Granted	-	$0.00		480,000	$0.10
Expired/Cancelled	-	$0.00		(240,000)	$0.10
Exercised	-	$0.00		-	$0.00
Outstanding end of period	3,970,000	$0.12	$-	3,970,000	$0.12	$-
Exercisable	3,970,000	$0.12	$-	3,970,000	$0.12	$-

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2019	Weighted Average Remaining Contractual Life
$0.08	150,000	2.17	$0.08	150,000	2.17
$0.10	2,370,000	1.20	$0.10	2,370,000	1.20
$0.17	1,450,000	1.00	$0.17	1,450,000	1.00
	3,970,000			3,970,000

NOTE 7. – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed financial statements.

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

We experienced strong demand for our polyurethane foam tires in the 1st quarter, in line with our expectations. Higher sales were driven by continued strength in the overall economy as well as seasonal factors that have traditionally boosted sales this time of year. While the tariff dispute with China continues to provide a headwind to our imported wheel rim costs and the overall US economy, for the majority of our products we continue to manage these costs without raising prices to our customers. We reluctantly implemented a small price increase on our large industrial wheels to partially offset cost increases for our 12 inch rims during the first quarter of fiscal year 2020.

Polyurethane Elastomer Industrial Tires – We had negligible sales of elastomer forklift and elastomer industrial tires during the first fiscal quarter. We produced samples for a new tire project for a new customer, and we anticipate additional samples will be produced this current quarter. It is too early to project whether this work will result in meaningful ongoing sales volumes going forward but the Company is optimistic this work will bear fruit in the form of new business opportunities in future quarters.

The Company continued to see increasing sales of tires using its new elastomer formulation ElastothaneTM 500. Large scale adoption of this tire has been slow due to a lack of product exposure as well as its higher price tag relative to our polyurethane foam product. Field testing of this formulation with select customers continues to be successful. We continue to believe this new formulation represents a significant development for our product portfolio.

Agricultural Tires – Agricultural tires sales remain depressed due to low farm incomes and a lack of available funds from farmers. Chinese tariffs on US grown soybeans and other agricultural products remains a drag on commodity pricing domestically and demand overseas. The prospect for improved agricultural commodity pricing remains poor in our opinion. We continue to look for new opportunities with OEMs and distributors for our tires. The introduction of our ElastothaneTM 500 formulation has enabled us to improve our tire offerings in several agricultural applications, which we believe will present new business opportunities once the farmers have money to invest in new equipment.

Due to the Company’s limited resources, tire projects which require significant investment have been put on hold. We believe investment in R&D for new and improved products is important to the continued turnaround of our overall business, and we plan to selectively invest in promising opportunities that fit in our current financial model. We have several product evaluation programs ongoing in different applications which have the potential to develop into significant business in the coming quarters. We expect our current R&D investments to continue to prove to be a prudent use of our capital resources.

As described above, our product line covers diverse market segments which are unrelated in terms of customer base, product distribution, market demands and competition. Our external sales team is comprised of independent manufacturer representatives with strong tire industry experience.  The Company’s continued emphasis on proper product pricing and targeted marketing campaigns continue to drive more profitable sales.   Our website continues to be an educational tool for the marketplace about our products, and it continues to generate some online sales. Higher sales of polyurethane (“PU”) foam tires in first quarter of fiscal year 2020 versus the same period last year was the result of a large customer beginning its seasonal tire purchases earlier in Fiscal year 2020 than last year.

Revenue for the first quarter of fiscal year 2020 was 18.4% higher than the year earlier period. Our strategy continues to be to focus on market segments where we have identified technological and product performance advantages. Other than the cost of our imported wheel rims, raw material pricing remained fairly stable during the recent quarter, but higher than the year ago period. Our imported wheel rims are still subject to price fluctuations due to larger tariffs as the trade dispute between the U.S. and China continues. Our gross margins consequently declined in the recent quarter compared to the same period the previous year, driven by higher raw material costs. Improving top line sales revenue growth remains our primary goal. Our ability to broaden our customer base has enabled us to overcome challenging business conditions in key segments such as the depressed agricultural sector to maintain our overall sales revenue levels over the past 3 years. We are optimistic that these new customers will develop into larger revenue opportunities as applications for our tires continues to grow. Continued strength in the US economy is also a key factor in our future revenue growth, and weakness in the overall economy remains a risk factor going forward in fiscal year 2020.

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

•	Consulting expenses, which consist primarily of amounts paid to third-parties for outside services;

•	Depreciation and amortization expenses which result from the depreciation of our property and equipment, including amortization of our intangible assets; and

•	Stock based compensation expense related to stock awards issued to employees and consultants for services performed for the Company.

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

We believe the following accounting policies are our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and are in addition to revenue, inventory and stock valuation with accounting policies disclosed in our financial statements. The following require critical management judgments and estimates about matters that may be uncertain.  If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at September 30, 2019, totaling $487,633 with accumulated amortization of $381,456 for a net book value of $106,177. Patent and trademark costs capitalized at September 30, 2018, the prior year, totaled $487,633 with accumulated amortization of $360,743 for a net book value of $126,890.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of September 30, 2019 and 2018, respectively, there were no pending patents.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- for each of the periods ended September 30, 2019 and 2018, respectively.

Amortization expense for the years ended September 30, 2019 and 2018 was $4,425 and $5,715 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

The following summary table presents a comparison of our results of operations for the fiscal quarters ended September 30, 2019 and 2018 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Month Period Ended September 30,		Percent Change
	(in 000’s)
	2019	2018	2019 vs. 2018
Net revenues	$979	$827	18.4%
Cost of revenues	(690)	(561)	23.0%
Gross profit	289	266	8.6%
Research and development expenses	(26)	(23)	13.0%
Sales and marketing expense	(43)	(51)	(15.7)%
General and administrative expense	(194)	(190)	2.1%
Other income	3	2	50.0%
Net income	29	4	625.0%
Preferred stock dividend	(25)	(25)	0.0%
Net income (loss) attributable to common shareholders	$4	$(21)	119.0%

Quarter Ended September 30, 2019 Compared to September 30, 2018

Net Revenues.  Net revenues of $979,297 for the quarter ended September 30, 2019, represents an 18.4% increase over net revenues of $827,244 for the same period in 2018. These results were in line with expectations. We expect our polyurethane foam products to constitute the majority of our sales during the upcoming fiscal year.

Cost of Revenues.  Cost of revenues for the quarter ended September 30, 2019 was $690,599 or 70.5% of sales compared to $561,012 or 67.8% of sales for the same period in 2018. This decrease in Gross Margin was due to increases in chemical raw material and steel wheel costs as well as increases in labor overtime costs. We anticipate that raw material costs will stabilize in the upcoming fiscal year, but the magnitude of the increased costs associated with trade tariffs is uncertain at this time.

Gross Profit.  Gross profit for the quarter ended September 30, 2019 was $288,698 compared to $266,232 for the same period in 2018. Gross profit for the quarter ended September 30, 2019 increased by $22,466 or 8.6% over the same period in 2018 due to higher costs of revenue as outlined in the discussion above.  The September 30, 2019 gross profit reflects a 29.5% gross margin for product sales compared to a gross margin on product sales of 32.2% in 2018.

Research & Development Expenses (R&D).  Research and development expenses for the quarter ended September 30, 2019 were $26,016 compared to $23,073 for the same period in 2018. We continue to invest in product formulation and new product development where appropriate to support our business plan.

Sales & Marketing Expenses. Sales and marketing expenses for the quarter ended September 30, 2019 were $43,471 as compared to $50,924 for the same period in 2018. The difference between periods relates to lower commission expenses paid during the period, as a larger proportion of sales in the current period were generated by in-house sales personnel rather than external sales representatives.

General & Administrative Expenses.  General and administrative expenses for the quarter ended September 30, 2019 were $193,430 compared to $189,548 for the same period in 2018. We continue to control costs and find more efficient ways to conduct our business activities.

Other Income, net.  Other income for the quarter ended September 30, 2019 was $3,122 compared to other income of $1,630 for the same period in 2018. The primary driver in this variance is lower interest expense due to the payoff of debt.

Net Income.  Net income for the quarter ended September 30, 2019 of $28,903 compared to a net income of $4,317 for the same period in 2018, an increase in net income of $24,586.

Liquidity and Capital Resources

Cash Flows

The following table sets forth our cash flows for the quarters ended September 30, 2019 and 2018.

	Periods ended Sept. 30,
	(in 000’s)
	2019	2018
Net cash (used)/provided by operating activities	$(79)	$94
Net cash used by investing activities	(13)	-
Net cash used by financing activities	(2)	(4)
Net increase (decrease) in cash during the period	$(94)	$90

Net Cash (Used)/Provided by Operating Activities. Our primary sources of operating cash during the quarter ended September 30, 2019 came from collections from customers on balances from June 30, 2019 and sales for the quarter. Our primary use of operating cash was an increase in prepaid and other current assets, specifically related to renewal of insurance policies (a normal reoccurrence in our first quarter of fiscal year 2020), increase in inventory levels in preparation for shipment of a large order in early October and a larger accounts payable balance at September 30, 2019 versus June 30, 2019 (a variance due to when the quarter ended).  Net cash used by operating activities was $78,859 for the quarter ended September 30, 2019 compared to net cash provided by operating activities of $94,279 for the same period in 2018.

Non-cash items include depreciation and amortization and stock based compensation.  Our net income was $28,903 for the quarter ended September 30, 2019 compared to a net income of $4,317 for the same period in 2018.  The net income for the quarter ended September 30, 2019 included non-cash expenses for depreciation and amortization of $25,194 and stock-based compensation of $10,119.  As of September 30, 2018, depreciation and amortization was $20,473 and stock-based compensation totaled $9,785.

Net Cash Used by Investing Activities. Net cased used by investing activities was $12,641 for the quarter ended September 30, 2019 as we purchased new computers and rebuilt production equipment.

Net Cash Used by Financing Activities.  Net cash used by financing activities was $2,842 for the quarter ended September 30, 2019 and $4,651 for the same period in 2018. The primary use of cash for the quarter ended September 30, 2019 was payment of notes payable.

Our principal sources of liquidity consist of cash and payments received from our customers.  We do not have any significant revolving credit arrangements.  Historically, our expenses have exceeded our sales, resulting in operating losses.  From time to time, we have obtained additional liquidity to fund our operations through the sale of shares of our common stock and the placement of short-term debt instruments.  At the end of 2016, we were able to obtain term bank debt financing to finance critical manufacturing equipment and operating enhancements, the majority of which was placed in service in fiscal year 2017 and has been paid off in October 2019.  Management continues to evaluate financing options but is choosing to delay financing at terms that subject the Company to high costs of debt and we are reluctant to raise money through stock sales at what we believe are highly dilutive share prices.  Additionally, management has notified our preferred shareholder that we are suspending future payments of preferred cash dividend payments, so the Company can increase its working capital levels.

We have historically not succeeded in establishing favorable revolving short term financing such as lines of credit. In the quarter ended March 31, 2015, we entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed. As of September 30, 2019, we have not needed to activate this financing option due to increased focus on adherence to established collection policies and proactive communication with repeat customers, including adjusting credit limits to allow for increased sales volume where warranted.

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At November 6, 2019, our total cash balance was $365,862, none of which is restricted; accounts receivables was $266,205; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $754,629. Our total indebtedness, specifically which management reviews for cash management, was $1,245,045 and includes $493,139 in accounts payable and accrued expenses, $2,000 in current portion of long-term debt, $61,906 in long-term debt and $688,000 in total operating lease liability.

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

To help address our cash resources which at times may be limited, we have held discussions with banks and other lenders regarding establishing a line of credit for short term cash needs, however at this time we have not succeeded in establishing such a line of credit.  We have entered into a short term receivable factoring agreement with a third party to sell our receivable invoices.  This agreement enables us to sell individual customer invoices for faster cash flow to the Company as we deem needed. As of September 30, 2019, we have not needed to activate this financing option as explained above.

Management continues to execute its strategic plan focusing on “Profitability as a Mindset”.  The Company’s emphasis on proper product pricing and new marketing campaigns has driven more profitable sales. Improvement in results has continued and the Company has been successful in reducing its required breakeven sales level.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended September 30, 2019, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  However, to expand manufacturing and sales operations beyond the current level, additional capital may be required.

The Company has, on occasion, instituted initiatives to incentivize sales of slower moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory, promote individual product lines, and improve our cash flow.

As of November 8, 2019, the Company has approximately 1,626,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary to fund the expansion of our manufacturing operations or to obtain additional working capital. Because of our low stock price, we are seeking shareholder approval to increase our authorized common stock at our annual shareholders meeting on December 4, 2019.

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

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding economic conditions in general and in the agricultural market, in particular, our sales prospects in light of new products, increased sales and resulting profits, and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in our Annual Report on Form 10-K for the year ended June 30, 2019. New risk factors emerge from time-to-time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements described in this report, whether as a result of new information, future events, changed circumstances or any other reason after the date this report is filed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive and Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this quarterly report to ensure the information required to be disclosed by us in reports is timely recorded, processed, summarized and reported in accordance with the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our 2019 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Our Annual Stockholder’s Meeting is scheduled for 10am, Wednesday, December 4, 2019 at 1501 Industrial Rd., Boulder City, NV 89005.

ITEM 6.  EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation of the Company	8-A12G	10/28/02	3.01
3.2	Certificate of Amendment to the Articles of Incorporation of the Company	8-A12G	10/28/02	3.01
3.3	Certificate of Amendment to the Articles of Incorporation	10-Q	2/14/13	3(i)
3.4	Bylaws of the Company	8-K	9/25/13	3.02
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 8, 2019

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)