Form 10-Q
period 2019-12-31
AMERITYRE CORP
filed 2020-02-14
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   December 31, 2019

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

The number of shares outstanding of Registrant’s Common Stock as of February 14, 2020: 48,922,868

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERITYRE CORPORATION

Balance Sheets

	December 31, 2019	June 30, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$340,062	$557,026
Accounts receivable	317,323	277,690
Inventory - net	512,919	448,407
Prepaid and other current assets	111,419	82,596
Total Current Assets	1,281,723	1,365,719

RIGHT TO USE LEASE ASSETS, OPERATING, NET	768,632	845,256

PROPERTY AND EQUIPMENT
Molds and models	583,611	583,611
Equipment	3,026,865	3,003,797
Furniture and fixtures	73,423	66,173
Software	247,610	247,610
Less - accumulated depreciation	(3,798,961)	(3,763,672)
Total Property and Equipment - net	132,548	137,519

OTHER ASSETS
Patents and trademarks - net	101,753	110,601
Non-current inventory	317,018	269,824
Deposits	11,000	11,000
Total Other Assets	429,771	391,425
TOTAL ASSETS	$2,612,674	$2,739,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$599,878	$649,046
Current portion of long-term debt	2,000	13,609
Current portion of lease liability	143,400	141,000
Deferred revenue	-	19,408
Total Current Liabilities	745,278	823,063

Long-term debt, net of current portion	61,906	75,418
Long-term lease liability	521,100	594,000
TOTAL LIABILITIES	1,328,284	1,492,481

STOCKHOLDERS’ EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common Stock: 75,000,000 shares authorized of $0.001 par value, 48,922,868 and 47,727,867 shares issued and outstanding, respectively	48,923	47,728
Additional paid-in capital	62,714,077	62,695,035
Stock payable	-	583
Accumulated deficit	(61,480,610)	(61,497,908)
Total Stockholders’ Equity	1,284,390	1,247,438
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,612,674	$2,739,919

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2019	2018	2019	2018

NET SALES	$1,067,440	$785,105	$2,046,737	$1,612,349

COST OF GOODS SOLD	768,758	637,265	1,459,357	1,198,277

GROSS PROFIT	298,682	147,840	587,380	414,072

EXPENSES
Research and development	35,897	24,717	61,913	47,790
Sales and marketing	51,309	53,325	94,780	104,249
General and administrative	172,936	163,895	366,366	353,443

Total Expenses	260,142	241,937	523,059	505,482

INCOME/(LOSS) FROM OPERATIONS	38,540	(94,097)	64,321	(91,410)

OTHER INCOME/(EXPENSE)
Interest expense	(103)	(776)	(438)	(2,338)
Interest income	119	129	293	232
Other income	(161)	-	3,122	3,089
Total Other Income/(Expense), net	(145)	(647)	2,977	983

NET INCOME/(LOSS)	38,395	(94,744)	67,298	(90,427)

Preferred Stock Dividend	(25,000)	(25,000)	(50,000)	(50,000)

NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$13,395	$(119,744)	$17,298	$(140,427)

BASIC AND DILUTED INCOME/(LOSS) PER SHARE	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	48,260,422	45,886,695	47,994,144	45,200,365

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit
Balance, June 30, 2018	2,000,000	$2,000	44,476,346	$44,476	$62,638,754	$14,601	$(61,438,920)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock option based compensation expense – options	-	-	-	-	2,901	-	-
Stock based compensation expense for employee and Board of Director service	-	-	1,155,796	1,156	18,035	(4,806)	-
Net income for the quarter	-	-	-	-	-	-	4,317
Balance, September 30, 2018	2,000,000	2,000	45,632,142	45,632	62,659,690	9,795	(61,459,603)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock option based compensation expense – options	-	-	-	-	967	-	-
Stock based compensation expense for employee and Board of Director service	-	-	900,725	901	15,336	(9,212)	-
Net loss for the quarter	-	-	-	-	-	-	(94,744)
Balance, December 31, 2018	2,000,000	2,000	46,532,867	46,533	62,675,993	583	(61,579,347)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock based compensation expense for employee and Board of Director service	-	-	-	-	-	10,119	-
Net income for the quarter	-	-	-	-	-	-	69,879
Balance, March 31, 2019	2,000,000	2,000	46,532,867	46,533	62,675,993	10,702	(61,534,468)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock based compensation expense for employee and Board of Director service	-	-	1,195,000	1,195	19,042	(10,118)	-
Net income for the quarter	-	-	-	-	-	-	61,560
Balance, June 30, 2019	2,000,000	2,000	47,727,867	47,728	62,695,035	583	(61,497,908)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock based compensation expense for employee and Board of Director service	-	-	-	-	-	10,119	-
Net income for the quarter	-	-	-	-	-	-	28,903
Balance, September 30, 2019	2,000,000	2,000	47,727,867	47,728	62,695,035	10,702	(61,494,005)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock based compensation expense for employee and Board of Director service	-	-	1,195,001	1,195	19,042	(10,702)	-
Net income for the quarter	-	-	-	-	-	-	38,395
Balance, December 31, 2019	2,000,000	$2,000	48,922,868	$48,923	$62,714,077	$-	$(61,480,610)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$67,298	$(90,427)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	120,762	41,221
Stock based compensation	19,654	17,778
Changes in operating assets and liabilities:
Accounts receivable	(39,633)	133,787
Inventory and inventory reserve	(111,706)	9,499
Prepaid and other current assets	(28,823)	(32,669)
Accounts payable and accrued expenses	(99,169)	96,819
Deferred revenue	(19,408)	(6,794)
Lease liability payable, operating lease	(70,500)	-
Net Cash Provided (Used) by Operating Activities	(161,525)	169,214
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(30,318)	(78,302)
CASH FLOWS USED IN FINANCING ACTIVITIES
Payments on notes payable	(25,121)	(9,335)

NET INCREASE (DECREASE) IN CASH	(216,964)	81,577

CASH AT BEGINNING OF PERIOD	557,026	213,854
CASH AT END OF PERIOD	$340,062	$295,431

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Interest paid	$776	$2,338
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Accrued preferred stock dividends	$50,000	$50,000
Issuance of common stock previously accrued for	$583	$35,427

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2019

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “2019 Annual Report”).  Operating results for the fiscal quarter ended December 31, 2019 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2020.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies disclosed therein have not changed since our audited financial statements and notes thereto included in our 2019 Annual Report, except as noted below.

Revenue Recognition

The majority of our revenue is derived from short-term sales contracts. We account for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”.

Revenue for our products is recognized at the time in which our performance obligation is satisfied which we have defined as “control” of the product by the customer. “Control” is defined as a customer having “rights/obligations of physical control over the product or has the rights and intention to control the product.” Based on the terms of our contracts, a customer’s “control” is based on analysis of the following; (i) when a customer arranges shipment of product themselves, and once the product has left our dock, Amerityre Corporation (the “Company” or “Amerityre”), recognizes revenue for the product.  In effect by arranging their own freight, the customer is “taking control” of the product when it leaves our warehouse; or (ii) when a customer does not arrange shipment of product themselves, we cannot recognize revenue until it is delivered and the customer takes “control” of the product. This establishes a “deferred revenue” event until such time as delivery of the product has been completed and we have proof from the shipper of the delivery (and change in control).

As of December 31, 2019, we had no deferred revenue.  Deferred revenue was $13,917 inclusive of $739 of shipping and handling revenue as of December 31, 2018.

Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred.  Due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related revenue is also recognized.

At December 31, 2019 we had no deferred shipping and handling versus December 31, 2018 which $739.

Right to Use Assets – Leases

We account for all Company leases following a multi-step analysis process which includes:

●

Analysis of all agreements to determine if a lease exists, inclusive of this analysis is the length of the agreement and amount of the resulting liability. Based on this we have determined the following:

●	Assets with a length less than one year are not considered leases and,
●	Assets with a value of less than our capitalization policy of $2,500 are not considered a lease.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2019

Items that do not qualify as leases are treated similar to service agreements and expensed as incurred.

Once an item qualifies for lease accounting, we analyze the item for operating or finance lease treatment with the major difference that finance leases include interest as a term note would. In the case that a finance lease does not have a stated interest rate, we will impute the interest.

Both operating and finance leases result in a right to use asset and related lease liability on our balance sheet.

Items that enhance a lease asset, such as leasehold improvements, are capitalized with the related right to use such asset. Amortization of that improvement is based on all known facts inclusive of the lease term.

Reclassifications

Certain reclassifications have been made to these financial statements which have no impact in the quarter to date or year to date net income of the Company. During the preparation of these filings, the Company noted that our presentation of our payments toward, and the related amortization of, our right to use leased assets were reflected as a non-cash transaction for the three months ended September 30, 2019. We have corrected this presentation to reflect the payments toward our lease liability as a cash outflow in operating activities and the related amortization of our right to use leased assets as part of our depreciation and amortization line item, also in operating activities. The overall result is both an increase and decrease to specific line items within operating activities, but does not affect the end result of operating activities.

Additionally, leasehold improvements amortization costs are now reported through all departments instead of solely to general and administration departments. This reclassification was made in order to better reflect the benefit of these expenses.

Basic and Fully Diluted Net Income (Loss) Per Share

Basic and Fully Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period.

Our outstanding stock options and warrants and shares issuable upon conversion of outstanding convertible notes have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 2,870,000 and 6,300,000 common stock equivalents for the periods ended December 31, 2019 and 2018, respectively, because they are anti-dilutive.

Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC, did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 3 – INVENTORY

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or net realizable value.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	December 31, 2019	June 30, 2019
	(Unaudited)
Raw Materials	$272,337	$221,767
Finished Goods	628,827	557,977
Inventory reserve	(71,227)	(61,513)
Inventory - net	$829,937	718,231

Our inventory reserve reflects items that were deemed to be defective or obsolete based on an analysis of all inventories on hand.

The Company critically reviews all slow-moving inventory to determine if it is defective or obsolete.  If not defective or obsolete we presented these items as non-current inventory, although all inventory is ready and available for sale at any moment.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2019

NOTE 4 – RIGHT TO USE LEASE ASSETS

Based on our lease accounting policy, we have identified the following operating leases. As of December 31, 2019, we have no financing leases:

	December 31, 2019	June 30, 2019
	(Unaudited)
Facility lease	$664,500	$735,000
Leasehold improvements related to our facility	280,377	280,376
Accumulated amortization – leasehold improvements	(176,245)	(170,120)
Right to use leased assets, operating, net	$768,632	$845,256

In March 2019 we negotiated a five year extension of the lease for our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building.  We currently occupy all 49,200 square feet, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  Our remaining liability under this agreement is $664,500, payable at amounts ranging from $11,750 to $12,600 a month until June 30, 2024.

NOTE 5 – DEBT

A former board member, Silas O. Kines, was the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long-term liability recorded on the transaction.  As of December 31, 2019, $2,000 and $61,906 (June 30, 2019, $2,000 and $62,089) were recorded for the current and long-term portion, respectively, of the related liability.

In June 2016, the Company executed a term note with U.S. Bank to finance critical manufacturing equipment and operating enhancements.  The total amount financed was $55,068, at 5.59% interest, with payments of $1,059 due for 60 months starting July 2016. This note was paid in full in October 2019.

NOTE 6 – STOCK OPTIONS AND WARRANTS

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

A summary of the status of our outstanding stock options as of December 31, 2019 and June 30, 2019 and changes during the periods then ended is presented below:

	December 31, 2019			June 30, 2019
		Weight Average	Intrinsic		Weight Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	3,970,000	$0.12		3,730,000	$0.13
Granted	-	$0.00		480,000	$0.10
Expired/Cancelled	(1,100,000)	$(0.14)		(240,000)	$(0.10)
Exercised	-	$0.00		-	$0.00
Outstanding end of period	2,870,000	$0.12	$-	3,970,000	$0.12	$-
Exercisable	2,870,000	$0.12	$-	3,970,000	$0.12	$-

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2019

The following table summarizes the range of outstanding and exercisable options as of December 31, 2019:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2019	Weighted Average Remaining Contractual Life
$0.08	150,000	1.92	$0.08	150,000	1.92
$0.10	1,920,000	1.19	$0.10	1,920,000	1.19
$0.17	800,000	1.42	$0.17	800,000	1.42
	2,870,000			2,870,000

NOTE 7 – STOCK TRANSACTIONS

After an analysis of the above stock options expiration and in association with the Company’s desire to retain its Chief Executive Officer, the Board of Directors approved the termination of the 2017 Omnibus Stock Option and Award Plan on December 4, 2019. Any stock instrument available but unencumbered under this plan was also released.

On December 4, 2019, the Board of Directors adopted the 2019 Equity Incentive Plan which contains provisions for up to 2,500,000 stock-based instruments to be granted to employees, consultants and directors.

On December 18, 2019, the Company renewed the Chief Executive Officer’s Employment Agreement.  The new Agreement extends his term of employment to December 31, 2020.  Inclusive in this new Agreement is a stock award of 1.98 million shares of the Company’s common stock vesting ratably over 12 months (January 2020 – December 2020), valued at a fixed rate of $0.0192, the average price per share of the Company’s common stock for the period December 24, 2019 to December 31, 2019.

NOTE 8 – SUBSEQUENT EVENTS

On January 22, 2020, 60,000 shares of common stock were granted to the Company’s Chief Financial Officer as part of her employment renewal.  The shares are valued as of January 21, 2020 and vest ratably on a quarterly basis through December 2020.  No additional changes were made to her compensation on renewal of her employment.

On January 22, 2020, the Board of Directors unanimously approved the Company to enter into a banking relationship with Lexicon Bank which includes the negotiation of a $50,000 revolving line of credit. As of the date of this filing, terms on the line of credit are being finalized.

On January 24, 2020, 460,000 shares of common stock were granted to the Company’s Board members as compensation for the term ending November 2020.  Each non-executive Board member receives 93,750 shares, with the Audit Committee Chair receiving 156,250 shares and the Compensation Committee Chair receiving 116,250 shares.  The shares vest ratably on a monthly basis over the January 2020 – November 2020 period. The shares are valued at $0.02, the closing price per share of our common stock on January 24, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contain forward-looking statements relating to future events or our future financial performance or financial condition.  Such statements are only predictions and the actual events or results may differ materially from the results discussed in or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Risk Factors contained in our 2019 Annual Report as well as those discussed elsewhere in this report.  The historical results set forth in this discussion and analysis are not necessarily indicative of trends with respect to any actual or projected future financial performance.  This discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report.

Overview

Amerityre engages in the research and development, manufacturing, and sale of solid polyurethane foam tires.  We have developed unique polyurethane formulations that allow us to make products with superior performance characteristics in the areas of abrasion resistance, energy efficiency and load-bearing capabilities, when compared to conventional rubber tires.  We also believe that our manufacturing processes are more energy efficient than the traditional, rubber tire, manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure that are necessary to cure rubber. We believe tires produced with our proprietary polyurethane formulations last longer, are less susceptible to failure and are friendlier to the environment when compared to competitor offerings.

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

We continued to experience strong demand for our polyurethane foam tires in the fiscal 2020 second quarter, exceeding our expectations. Higher sales were driven by stability in the overall economy as well as seasonal factors that have traditionally boosted sales this time of year. While the tariff dispute with China continues to provide a headwind to our imported wheel rim costs and the overall US economy. For the majority of our products we continue to manage these costs with minimal price increases to our customers. We reluctantly implemented a small price increase on our industrial wheel assemblies to partially offset price increases on purchased 12 inch rims during the first quarter of fiscal year 2020.

Polyurethane Elastomer Industrial Tires – We had negligible sales of elastomer forklift and elastomer industrial tires during the fiscal 2020 second quarter. During the recent quarter we produced additional elastomer samples for new customer projects currently under evaluation. Once the testing of these samples is complete we expect to be able to evaluate whether this development will lead to new business in the coming quarters.

The Company continued to see increasing sales of tires produced with its new elastomer formulation ElastothaneTM 500. Sales to date are mainly small orders from customers conducting tire evaluations. We remain optimistic that this new formulation represents a significant business opportunity as product adoption increases.

Agricultural Tires – Agricultural tires sales continue to remain under pressure due to international trade issues and low farm incomes. The lifting of Chinese tariffs on US-grown soybeans and certain other agricultural products should remove some of the drag on commodity pricing domestically and on overseas demand. We have ongoing discussions with original equipment manufacturers (OEMs) and distributors to identify new opportunities for our elastomer products. The introduction of our ElastothaneTM 500 formulation has generated new interest in our tire offerings for agricultural applications, which we believe will present new business opportunities once the farmers have money to invest in new equipment.

Due to the Company’s limited resources, business development projects which require significant investment have been put on hold. We believe investment in new and improved products is important to the continued growth of our business, and we will continue to selectively invest in promising opportunities that fit our current financial plan. We have several ongoing product evaluation programs that have the potential to develop into significant business in the coming quarters.

As described above, our product line covers a wide range of diverse market segments which are unrelated in terms of customer base, product distribution, market demands and competition. Our external sales team is comprised of independent manufacturer representatives with strong tire industry experience.  The Company’s strategy of targeted marketing campaigns and proper product pricing continue to drive more profitable sales.  Our website is a valuable educational tool for the marketplace, and it continues to generate some online sales. During the recent quarter we also launched our Amazon store for online sale of golf cart and industrial tire assemblies.

Our strategy continues to be based on focusing resources on the development of market segments where we have identified technological and product performance advantages. Costs for raw materials remained stable during the fiscal second quarter of 2020, versus the fiscal first quarter of 2020, as the trade dispute and tariffs between China and the US did not escalate during the period, although tariff relief on our wheel rims imported from China has not yet been obtained. Improving top line sales revenue growth remains our primary goal, and sales for the second quarter of fiscal 2020 were 35.9% higher than the second quarter of fiscal 2019. Our ability to broaden our customer base has enabled us to overcome challenging business conditions in key segments, and we are optimistic that these new customers will develop into larger revenue opportunities as applications for our tires continues to grow. Continued strength in the US economy remains a key factor in our future revenue growth expectations, and weakness in the overall economy remains a risk factor in the latter half of fiscal year 2020.

Factors Affecting Results of Operations

Our operating expenses consisted primarily of the following:

•

Cost of sales, which consists primarily of raw materials, components and production costs of our products, including applied labor costs and benefits expenses, maintenance, facilities and other operating costs associated with the production of our products;

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

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at December 31, 2019, totaling $487,633 with accumulated amortization of $385,880 for a net book value of $101,753. Patent and trademark costs capitalized at December 31, 2018, totaled $487,633 with accumulated amortization of $366,457 for a net book value of $121,176.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of December 31, 2019, and 2018, respectively, there were no pending patents.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- for each of the three and six month periods ended December 31, 2019 and 2018, respectively.

Amortization expense for the years ended December 31, 2019 and 2018 was $8,849 and $11,429 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

The following summary table presents a comparison of our results of operations for the fiscal quarters ended December 31, 2019 and 2018 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	For the Three Months Ended December 31,			For the Six Months Ended December 31
	(in 000’s)		Change	(in 000’s)		Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Net revenues	$1,067	$785	35.9%	$2,047	$1,612	27.0%
Cost of revenues	(768)	(637)	20.6%	(1,460)	(1,198)	21.9%
Gross profit	299	148	102.0%	587	414	41.8%
Research & Development	(36)	(25)	44.0%	(62)	(48)	29.2%
Sales and Marketing	(51)	(53)	(3.8%)	(95)	(104)	(8.7%)
General and Administrative	(174)	(164)	6.1%	(366)	(353)	3.4%
Other income (expense)	-	(1)	(100. %)	3	1	200.0%
Net income (loss)	38	(95)	(140.0%)	67	(90)	(174.4%)
Preferred stock dividend	(25)	(25)	0.00%	(50)	(50)	0.0%
Net income (loss) attributable to common shareholders	$13	$(120)	(110.8%)	$17	$(140)	(112.1%)

Quarter Ended December 31, 2019 Compared to December 31, 2018

Net Revenues.  Net revenues of $1,067,440 for the quarter ended December 31, 2019, represents a 35.9% increase over net revenues of $785,105 for the same period in 2018. These results exceeded our expectations. The improved results were driven by higher than expected polyurethane foam tires from current customers as well as purchases from new customers. We expect our polyurethane foam products to continue to account for the majority of our sales during the upcoming fiscal year.

Cost of Revenues.  Cost of revenues for the quarter ended December 31, 2019 was $768,758 or 72.0% of sales compared to $637,265 or 81.2% of sales for the same period in 2018. This increase in Gross Margin was due to sales of higher margin products in the recent quarter compared to the year earlier period. There was also a stabilization in the costs associated with chemical raw material and steel wheels. We anticipate that raw material costs volatility will remain stable for the rest of fiscal year 2020, with no additional costs associated with trade tariffs.

Gross Profit.  Gross profit for the quarter ended December 31, 2019 was $298,682 compared to $147,840 for the same period in 2018. Gross profit for the quarter ended December 31, 2019 increased by $150,842 or 102.0% over the same period in 2018 due to greater sales of higher margin products.  The December 31, 2019 gross profit reflects a 28.0% gross margin for product sales compared to a gross margin on product sales of 18.8% in 2018.

Research & Development Expenses (R&D).  Research and development expenses for the quarter ended December 31, 2019 were $35,897 compared to $24,717 for the same period in 2018. The difference between periods is due to the funding during the quarter of a new program to test and evaluate Amerityre bike tires.

Sales & Marketing Expenses. Sales and marketing expenses for the quarter ended December 31, 2019 were $51,309 compared to $53,325 for the same period in 2018.

General & Administrative Expenses.  General and administrative expenses for the quarter ended December 31, 2019 were $172,936 compared to $163,895 for the same period in 2018. The difference between periods was due to planned higher legal costs related to the engagement of new SEC counsel, offset by lower warranty expense in the current period compared to the year earlier period.

Other Expense, net.  Other expense, net, for the quarter ended December 31, 2019 was $145 compared to $647 for the same period in 2018. The primary driver of this variance is lower interest expense due to the payoff of debt.

Net Income (Loss).  Net income for the quarter ended December 31, 2019 of $38,395 compared to net loss of $94,744 for the same period in 2018, a positive increase in net income of $133,139.

Six Months Ended December 31, 2019 Compared to December 31, 2018

Net Revenues.  Net revenues of $2,046,737 for the six-month period ended December 31, 2019, represents a 27.0% increase over net sales of $1,612,349 for the same period in 2018. These results were above our expectations and driven by increased demand for polyurethane foam tires from current customers as well as sales to new customers. We expect farm income to remain low for the remainder of fiscal year 2020 resulting in continued depressed agricultural tire sales. However, we believe the strength in the polyurethane foam tire market segment will continue for the remainder of fiscal year 2020.

Cost of Revenues.  Cost of revenues for the six-month period ended December 31, 2019 was $1,459,357 or 71.3% of sales compared to $1,198,277 or 74.3% of sales for the same period in 2018. This increase in Gross Margin was due to sales of higher margin products as well as stabilized raw material costs. The prospects for tariff relief for our steel wheels purchased from China are uncertain, but we do not expect tariffs to increase further in the coming year.

Gross Profit.  Gross profit for the six-month period ended December 31, 2019 was $587,380 compared to $414,072 for the same period in 2018, an increase of $173,308 or 41.8% over the same period in 2018.  The December 31, 2019 gross profit reflects a 28.7% gross margin for product sales compared to a gross margin on product sales of 25.7% in 2018.

Research & Development Expenses (R&D).  Research and development expenses for the six-month period ended December 31, 2019 were $61,913 compared to $47,790 for the same period in 2018. The higher expenses in the fiscal year 2020 period are due to costs associated with our new bike tire evaluation and test program. The Company plans to continue to invest in R&D as a key component of our new product and business improvement initiatives.

Sales & Marketing Expenses. Sales and marketing expenses for the six-month period ended December 31, 2019 were $94,780 compared to $104,249 for the same period in 2018. The difference between periods relates to lower commissions paid as a percentage of sales during the current period, offset by higher trade show expenses, when compared to the same six-month period in 2018.

General & Administrative Expenses.  General and administrative expenses for the six-month period ended December 31, 2019 were $366,366 compared to $353,443 for the same period in 2018. The difference between periods related to higher anticipated legal costs related to the engagement of new SEC counsel.

Other Income, net.  Other income for the quarter ended December 31, 2019 was $2,977 compared to $983 for the same period in 2018. The primary driver in this variance is lower interest expense due to the payoff of debt.

Net Income (Loss).  Net income for the six-month period ended December 31, 2019 of $67,298 compared to a net loss of $90,427 for the same period in 2018, an increase in positive net income of $157,725.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods below.

	Six Months ended Dec. 31,
	(in 000’s)
	2019	2018
Net cash (used) provided by operating activities	$(162)	$169
Net cash used in investing activities	(30)	(78)
Net cash used in financing activities	(25)	(9)
Net (decrease) increase in cash during the period	$(217)	$82

Net Cash Used by Operating Activities. In 2019, the Company decided to use a portion of its available cash to make a lump sum payment for annual insurance premiums rather than finance these expenditures over the course of the year. As a result, our prepaid assets increased in the period. During the fiscal 2020 second quarter we also saw a rise in finished product inventories in advance of our Christmas holiday shutdown, in order to be prepared for customer product shipments in early January. Net cash used in operating activities was $161,525 for the period ended December 31, 2019 compared to net cash provided by operating activities of $169,214 for the same period in 2018.

Non-cash items include depreciation and amortization and stock-based compensation.  Amortization includes the amortization of our right to use asset, our facility rent. Our net income was $67,298 for the period ended December 31, 2019 compared to a net loss of $90,427 for the same period in 2018.  The net income for the period ended December 31, 2019 included non-cash expenses for depreciation and amortization of $120,762 and stock-based compensation of $19,654.  As of December 31, 2018, depreciation and amortization was $41,221 and stock-based compensation totaled $17,778.

Net Cash Used by Investing Activities.  Net cash used by investing activities was $30,318 for the period ended December 31, 2019 and $78,302 for the same period in 2018.  In fiscal year 2019, we invested in various manufacturing equipment items and upgraded our in-house computer infrastructure and server.

Net Cash Used by Financing Activities.  In line with the Company’s initiative to pay off high interest term debt with available cash, a total of $25,121 was used in financing activities for the period ended December 31, 2019 and $9,335 for the same period in 2018. The use of cash for the period ended December 31, 2019 was used to retire all of our term debt early.

Our principal sources of liquidity consist of cash and payments received from our customers.  As of the date of this filing, the Company is negotiating with a local bank to secure a $50,000 line of credit to provide financial flexibility. Historically, management has been reluctant to pursue financing at terms that subject the Company to the high costs of debt, or raise money through the sale of equity at prices we believe do not reflect the true value of the Company.

As part of its effort to maintain adequate working capital levels, Amerityre has not declared dividends on its preferred stock since June 2016. These unpaid dividends have accrued in the amount of $25,000 per quarter since that time.

We continue to have access to a short-term receivable factoring agreement with a third party to sell our receivable invoices. This agreement enables us to sell individual customer invoices for faster cash flow to the Company. As of December 31, 2019, we have not needed to activate this financing option due to increased focus on enforcement of established collection policies and proactive communication with customers.

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At February 7, 2020, our total cash balance was $414,787, none of which is restricted; accounts receivables was $343,953; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $947,271. Our total indebtedness, specifically which management reviews for cash management, was $1,289,141 and includes $1,225,235 in accounts payable, accrued expenses and operating lease liability; $2,000 in current portion of long-term debt and $61,906 in long-term debt. As of December 31, 2019 none of our debt is term debt and is payable in association with the sales of forklift tires as described in our financial statements in this filing.

We continue to take actions to improve our liquidity and access to capital resources. To fully execute the annual strategic business plan discussed during our shareholder meeting in December 2019, we require more capital resources. However, management continues to maintain that an equity financing in the current market environment would be too dilutive and not in the best interests of our shareholders. We will pursue potential opportunities to secure short-term loans, long-term bank financing, revolving lines of credit with banking institutions and equity-based transactions with strategic financial firms and industry partners in our effort to improve the Company’s financial and market positions and enhance shareholder value.

We are intent on focusing on the sale and distribution of profitable product lines. Management continues to look for further financing facilities at affordable terms that will allow the Company to maintain sufficient raw material and finished goods inventory to capitalize on sales growth opportunities. We are limiting our capital expenditures to that required to maintain current manufacturing capability or support key business initiatives identified in our strategic sales plan.  We continue to work to reduce our overall costs wherever possible. We believe that the Company’s emphasis on proper product pricing and new marketing campaigns has driven more profitable sales.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended December 31, 2019, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  However, to expand manufacturing and sales operations beyond the current level, additional capital may be required.

The Company has, on occasion, instituted initiatives to incentivize sales of slower-moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory, promote individual product lines, and improve our cash flow.

As of February 12, 2020, the Company has approximately 707,000 shares of common stock authorized and available for issuance. At our 2019 Annual Shareholders Meeting, we received approval from shareholders to increase the number of authorized shares of common stock to 100 million shares. We requested this approval for an increase in authorized shares to provide management the flexibility to raise capital if required. However, we have yet to receive approval from our preferred shareholder to increase the level of the authorized shares, which is required by our current preferred stock agreement.

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

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding economic conditions in general and in the agricultural market, in particular, tariffs imposed by China and the US arising from the current geo-political tension between those jurisdictions, our ability to increase our authorized capital and pursue future financings, our sales prospects in light of new products, increased sales and resulting profits, continued strength of our current polyurethane foam tire market segment and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in our 2019 Annual Report. New risk factors emerge from time-to-time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements described in this report, whether as a result of new information, future events, changed circumstances or any other reason after the date this report is filed.

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

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive and Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this quarterly report to ensure the information required to be disclosed by us in reports is timely recorded, processed, summarized and reported in accordance with the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our 2019 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation of the Company	8-A12G	10/28/02	3.01
3.2	Certificate of Amendment to the Articles of Incorporation of the Company	8-A12G	10/28/02	3.01
3.3	Certificate of Amendment to the Articles of Incorporation	10-Q	2/14/13	3(i)
3.4	Bylaws of the Company	8-K	9/25/13	3.02
10.1	Employment Agreement between the Company and Michael Sullivan	8-K	12/20/19	5.02

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 14, 2020

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)