Form 10-Q
period 2020-03-31
AMERITYRE CORP
filed 2020-05-15
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2020

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

The number of shares outstanding of Registrant’s Common Stock as of May 15, 2020: 68,922,868

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERITYRE CORPORATION

Balance Sheets

	March 31, 2020	June 30, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$421,653	$557,026
Accounts receivable	392,764	277,690
Inventory - net	584,544	448,407
Prepaid and other current assets	119,437	82,596
Total Current Assets	1,518,398	1,365,719

RIGHT TO USE LEASE ASSETS, OPERATING, NET	730,320	845,256

PROPERTY AND EQUIPMENT
Molds and models	583,611	583,611
Equipment	3,033,823	3,003,797
Furniture and fixtures	73,423	66,173
Software	247,610	247,610
Less - accumulated depreciation	(3,816,853)	(3,763,672)
Total Property and Equipment - net	121,614	137,519

OTHER ASSETS
Patents and trademarks - net	97,328	110,601
Non-current inventory	255,702	269,824
Deposits	11,000	11,000
Total Other Assets	364,030	391,425
TOTAL ASSETS	$2,734,362	$2,739,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$662,922	$649,046
Current portion of long-term debt	2,000	13,609
Current portion of lease liability	144,600	141,000
Deferred revenue	6,275	19,408
Total Current Liabilities	815,797	823,063

Long-term debt, net of current portion	61,906	75,418
Long-term lease liability	484,650	594,000
TOTAL LIABILITIES	1,362,353	1,492,481

STOCKHOLDERS’ EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common Stock: 75,000,000 shares authorized of $0.001 par value, 48,922,868 and 47,727,867 shares issued and outstanding, respectively	48,923	47,728
Additional paid-in capital	62,714,077	62,695,035
Stock payable	12,323	583
Accumulated deficit	(61,405,314)	(61,497,908)
Total Stockholders’ Equity	1,372,009	1,247,438
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,734,362	$2,739,919

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2020	2019	2020	2019

NET SALES	$1,121,805	$926,811	$3,168,542	$2,539,160

COST OF GOODS SOLD	768,943	637,804	2,228,300	1,836,081

GROSS PROFIT	352,862	289,007	940,242	703,079

EXPENSES
Research and development	26,614	23,297	88,527	71,087
Sales and marketing	52,652	43,184	147,432	147,433
General and administrative	173,297	168,984	539,663	522,427

Total Expenses	252,563	235,465	775,622	740,947

INCOME/(LOSS) FROM OPERATIONS	100,299	53,542	164,620	(37,868)

OTHER INCOME/(EXPENSE)
Interest expense	(785)	(711)	(1,223)	(3,049)
Interest income	286	86	579	318
Other income	496	16,962	3,618	20,051
Total Other Income/(Expense), net	(3)	16,337	2,974	17,320

NET INCOME/(LOSS)	100,296	69,879	167,594	(20,548)

Preferred Stock Dividend	(25,000)	(25,000)	(75,000)	(75,000)

NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$75,296	$44,879	$92,594	$(95,548)

BASIC AND DILUTED INCOME/(LOSS) PER SHARE	$0.00	$0.00	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	48,260,422	46,532,867	48,301,467	45,638,048

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit
Balance, June 30, 2018	2,000,000	$2,000	44,476,346	$44,476	$62,638,754	$14,601	$(61,438,920)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock option based compensation expense – options	-	-	-	-	2,901	-	-
Stock based compensation expense for employee and Board of Director service	-	-	1,155,796	1,156	18,035	(4,806)	-
Net income for the quarter	-	-	-	-	-	-	4,317
Balance, September 30, 2018	2,000,000	2,000	45,632,142	45,632	62,659,690	9,795	(61,459,603)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock option based compensation expense – options	-	-	-	-	967	-	-
Stock based compensation expense for employee and Board of Director service	-	-	900,725	901	15,336	(9,212)	-
Net loss for the quarter	-	-	-	-	-	-	(94,744)
Balance, December 31, 2018	2,000,000	2,000	46,532,867	46,533	62,675,993	583	(61,579,347)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock based compensation expense for employee and Board of Director service	-	-	-	-	-	10,119	-
Net income for the quarter	-	-	-	-	-	-	69,879
Balance, March 31, 2019	2,000,000	2,000	46,532,867	46,533	62,675,993	10,702	(61,534,468)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock based compensation expense for employee and Board of Director service	-	-	1,195,000	1,195	19,042	(10,118)	-
Net income for the quarter	-	-	-	-	-	-	61,560
Balance, June 30, 2019	2,000,000	2,000	47,727,867	47,728	62,695,035	583	(61,497,908)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock based compensation expense for employee and Board of Director service	-	-	-	-	-	10,119	-
Net income for the quarter	-	-	-	-	-	-	28,903
Balance, September 30, 2019	2,000,000	2,000	47,727,867	47,728	62,695,035	10,702	(61,494,005)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock based compensation expense for employee and Board of Director service	-	-	1,195,001	1,195	19,042	(10,702)	-
Net income for the quarter	-	-	-	-	-	-	38,395
Balance, December 31, 2019	2,000,000	$2,000	48,922,868	$48,923	$62,714,077	$-	$(61,480,610)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock based compensation expense for employee and Board of Director service	-	-	-	-	-	12,323	-
Net income for the quarter	-	-	-	-	-	-	100,296
Balance, March 31, 2020	2,000,000	$2,000	48,922,868	$48,923	$62,714,077	$12,323	$(61,405,314)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$167,594	$(20,548)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization expense	181,390	65,282
Stock based compensation	31,977	27,897
Changes in operating assets and liabilities:
Accounts receivable	(115,074)	(56,417)
Inventory and inventory reserve	(122,015)	(40,260)
Prepaid and other current assets	(36,841)	(15,737)
Accounts payable and accrued expenses	(61,124)	187,805
Deferred revenue	(13,133)	40,318
Lease liability payable, operating lease	(105,750)	-
Net Cash (Used) Provided by Operating Activities	(72,976)	188,340
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(37,276)	(21,436)
Cash paid for leasehold improvements of an operating lease asset	-	(78,302)
Net Cash Used by Investing Activities	(37,276)	(99,738)
CASH FLOWS USED IN FINANCING ACTIVITIES
Payments on notes payable	(25,121)	(14,065)

NET INCREASE (DECREASE) IN CASH	(135,373)	74,537

CASH AT BEGINNING OF PERIOD	557,026	213,854
CASH AT END OF PERIOD	$421,653	$288,391

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Interest paid	$1,223	$3,049
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Accrued preferred stock dividends	$75,000	$75,000
Issuance of common stock previously accrued for	$583	$35,427
Application of last payment of lease liability prepaid in previous period	$-	$726
Reclassification of accrued expense to stock payable	$-	$7,500
Recognition of operating lease right to use asset and related liability	$-	$172,500

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2020

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “2019 Annual Report”).  Operating results for the fiscal quarter ended March 31, 2020 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2020.

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

Deferred revenue was $6,275, inclusive of $945 of shipping and handling revenue (see below), as of March 31, 2020.  Deferred revenue was $61,030 inclusive of $4,879 of shipping and handling revenue as of March 31, 2019.

Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred.  Due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related revenue is also recognized.

The result of this accounting is a deferral of $945 as of March 31, 2020 and $4,879 as of March 31, 2019.

Right to Use Assets – Leases

We account for all Company leases following a multi-step analysis process which includes:

●	Analysis of all agreements to determine if a lease exists, inclusive of this analysis is the length of the agreement and amount of the resulting liability. Based on this analysis we then would asses:
●Assets with a length less than one year are not considered leases and, ●Assets with a value of less than our capitalization policy of $2,500 are not considered a lease.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2020

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

Our outstanding stock options and warrants and shares issuable upon conversion of outstanding convertible notes have been excluded from the basic and fully diluted net income (loss) per share calculation.  We excluded 2,870,000 and 6,360,000 common stock equivalents for the periods ended March 31, 2020 and 2019, respectively, because they are anti-dilutive as our closing stock price at the period end was lower than the strike price of options outstanding.

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

	March 31, 2020	June 30, 2019
	(Unaudited)
Raw Materials	$251,244	$221,767
Finished Goods	673,684	557,977
Inventory reserve	(84,682)	(61,513)
Inventory - net	$840,246	718,231

Our inventory reserve reflects items that were deemed to be defective or obsolete based on an analysis of all inventories on hand.

The Company critically reviews all slow-moving inventory to determine if it is defective or obsolete.  If not defective or obsolete we presented these items as non-current inventory, although all inventory is ready and available for sale at any moment.

NOTE 4 – RIGHT TO USE LEASE ASSETS

Based on our lease accounting policy, we have identified the following operating leases. As of March 31, 2020, we have no financing leases:

	March 31, 2020	June 30, 2019
	(Unaudited)
Facility lease	$629,250	$735,000
Leasehold improvements related to our facility	280,376	280,376
Accumulated amortization – leasehold improvements	(179,306)	(170,120)
Right to use leased assets, operating, net	$730,320	$845,256

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2020

In March 2019 we negotiated a five-year extension of the lease for our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building.  We currently occupy all 49,200 square feet, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  Our remaining liability under this agreement is $629,250, payable at amounts ranging from $11,750 to $12,600 a month until June 30, 2024.

NOTE 5 – DEBT

A former board member, Silas O. Kines, was the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long-term liability recorded on the transaction.  As of March 31, 2020, $2,000 and $61,906 (June 30, 2019, $2,000 and $62,089) were recorded for the current and long-term portion, respectively, of the related liability.

In June 2016, the Company executed a term note with U.S. Bank to finance critical manufacturing equipment and operating enhancements.  The total amount financed was $55,068, at 5.59% interest, with payments of $1,059 due for 60 months starting July 2016. This note was paid in full in October 2019.

In February 2020, the Company secured a $50,000 line of credit with a local community bank. As of March 31, 2020, the line had not been used.

NOTE 6 – STOCK OPTIONS AND WARRANTS

Prior Issuances of options

On January 1, 2018, 480,000 options were granted to the Company’s Chief Executive Officer as part of his employment offer.  The options have an exercise price of $0.10, vest ratably January 1, 2018 to December 31, 2018 and expire December 31, 2021.  We estimated the fair value of the stock options above at the grant date based on the following weighted average assumptions:

Risk-free interest rate	2.010%
Expected life	3.0	years
Expected volatility	114.38%
Dividend yield	0.00%

A summary of the status of our outstanding stock options as of March 31, 2020 and June 30, 2019 and changes during the periods then ended is presented below:

	March 31, 2020			June 30, 2019
		Weight Average	Intrinsic		Weight Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	3,970,000	$0.12		3,730,000	$0.13
Granted	-	$0.00		480,000	$0.10
Expired/Cancelled	(1,100,000)	$(0.14)		(240,000)	$(0.10)
Exercised	-	$0.00		-	$0.00
Outstanding end of period	2,870,000	$0.12	$-	3,970,000	$0.12	$-
Exercisable	2,870,000	$0.12	$-	3,970,000	$0.12	$-

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2020

The following table summarizes the range of outstanding and exercisable options as of March 31, 2020:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2020	Weighted Average Remaining Contractual Life
$0.08	150,000	1.67	$0.08	150,000	1.67
$0.10	1,920,000	0.94	$0.10	1,920,000	0.94
$0.17	800,000	1.17	$0.17	800,000	1.17
	2,870,000			2,870,000

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

NOTE 8 – SUBSEQUENT EVENTS

In April 2020, the Company secured a loan from the Small Business Administration Paycheck Protection Program. The loan amount is $149,570 and has a term of 2 years at 1% interest. Per the terms of the loan, the first payment is expected on or about November 15, 2020.

In April 2020, the Company modified, and filed with the State of Nevada, its 2013 Series Convertible Preferred Stock Designation of Rights (the “Designation of Rights”). The modification removed section 3.06 of the original Designation of Rights, which involved limitations on the automatic conversion of Preferred Stock to common stock.

In May 2020, the outstanding Preferred Shares automatically converted to 20,000,000 shares of common stock in accordance with the Designation of Rights conversion provisions.

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

Our strategy continues to be based on focusing resources on the development of market segments where we have identified technological and product performance advantages. Top line sales revenue growth in the fiscal 2020 3rd quarter was 21.9% higher than the third quarter of fiscal 2019. Costs for raw materials remained stable during the fiscal third quarter of 2020. We continue to broaden our customer base while working to increase product sold to existing customers. With the US economy facing a major downturn in the coming months due to the COVID-19 pandemic, weakness in the overall economy remains a significant risk factor in the last quarter of fiscal year 2020 as well as fiscal year 2021.

To date, we have been successful in continuing to operate our business as a supplier to essential businesses. We have implemented social distancing in our workplace and implemented new work practices for cleaning work areas. These measures have not impacted the performance of our plant, and none of our employees have been infected. We have had some customers inform us that their business has slowed due to mandated business closures, and as a result their Amerityre orders will be reduced and/or delayed. Our suppliers have told us they do not expect any issues with supplying us raw materials when we require them. Several customers have requested additional time to pay their bills but currently all customer account balances are paid.

We continue to concentrate on three segments of the flat free tire market:  light duty polyurethane foam tires, polyurethane elastomer industrial tires and agricultural tires. Our focus continues to be applications and markets where our advantages in product technology, tire performance, and customer service give us an opportunity to obtain premium pricing. Our most recent activities in these areas are set forth below:

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

We continued to experience strong demand for our polyurethane foam tires in the fiscal 2020 third quarter, exceeding our expectations. Higher sales were driven by a strong overall economy for the majority of the quarter, as well as seasonal factors that have traditionally boosted sales this time of year. The Coronavirus pandemic did not adversely affect our fiscal 2020 third quarter results, however, we expect there will be an adverse effect on demand for our product in fiscal 2020 4th quarter, as the USA and many parts of the world face an historical drop-in economic activity. At this time, it is not possible to estimate the exact magnitude of the revenue drop we will experience, but we expect that our sales will be adversely affected for at least the next 2 fiscal quarters.

Polyurethane Elastomer Industrial Tires – We had negligible sales of elastomer forklift and elastomer industrial tires during the fiscal 2020 third quarter. We continue to generate interest in our elastomer tires produced in our ElastothaneTM 500 formulation. Our trial programs for these tires continues to generate interest in various market segments.

Agricultural Tires – Agricultural tires sales continue to remain under pressure due to international trade issues and low farm incomes. The recent breakout of the Coronavirus pandemic has introduced another significant headwind to the Agricultural sector. Adding to these factors, the collapse in oil prices has reduced demand for and the price of ethanol, which will further reduce demand for corn. We continue to have discussions with original equipment manufacturers (OEMs) and distributors to identify new opportunities for our elastomer products, but lack of demand from the farming community will continue to depress demand for our products in the Agricultural sector.

Due to the Company’s limited resources and the current business climate, business development projects which require significant investment have been put on hold. We believe investment in new and improved products is important to the continued growth of our business, and we will continue to selectively invest in promising opportunities that fit our current financial plan.

As described above, our product line covers a wide range of diverse market segments which are unrelated in terms of customer base, product distribution, market demands and competition. Our external sales team is comprised of independent manufacturer representatives with strong tire industry experience.  The Company’s strategy of targeted marketing campaigns, custom product development, and proper product pricing continue to drive more profitable sales.  Our website remains a valuable tool for educating our customers about our products.

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

The Company recently borrowed $149,570 under the Small Business Administration Paycheck Protection Program and will be working with the Small Business Administration starting first quarter fiscal year 2021 on forgiveness provisions. This sum likely be recognized as income in the second quarter of fiscal 2021.

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

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at March 31, 2020, totaling $487,633 with accumulated amortization of $390,305 for a net book value of $97,328. Patent and trademark costs capitalized at March 31, 2019, totaled $487,633 with accumulated amortization of $372,172 for a net book value of $115,461.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of March 31, 2020, and 2019, respectively, there were no pending patents.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- for each of the three and nine month periods ended March 31, 2020 and 2019, respectively.

Amortization expense for the nine month ended March 31, 2020 and 2019 was $13,273 and $17,144 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

The following summary table presents a comparison of our results of operations for the fiscal quarters ended March 31, 2020 and 2019 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	(in 000’s)		Change	(in 000’s)		Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Net revenues	$1,122	$927	21.0%	$3,169	$2,539	24.8%
Cost of revenues	(769)	(638)	20.5%	(2,229)	(1,836)	21.4%
Gross profit	353	289	22.1%	940	703	33.7%
Research & Development	(27)	(23)	17.4%	(89)	(71)	25.4%
Sales and Marketing	(53)	(43)	23.3%	(147)	(147)	0.0%
General and Administrative	(173)	(169)	2.4%	(539)	(522)	3.3%
Other income (expense)	-	16	(100. %)	3	16	(82.4%)
Net income (loss)	100	70	44.9%	168	(21)	(940.0%)
Preferred stock dividend	(25)	(25)	0.00%	(75)	(75)	0.0%
Net income (loss) attributable to common shareholders	$75	$45	70.5%	$93	$(96)	(197.9%)

Quarter Ended March 31, 2020 Compared to March 31, 2019

Net Revenues.  Net revenues of $1,121,805 for the quarter ended March 31, 2020, represents a 21.0% increase over net revenues of $926,811 for the same period in 2019. These better than expected results were driven by higher polyurethane foam tires from current customers. We expect our polyurethane foam products to continue to account for the majority of our sales during the upcoming fiscal quarter.

Cost of Revenues.  Cost of revenues for the quarter ended March 31, 2020 was $768,943 or 68.5% of sales compared to $637,804 or 68.8% of sales for the same period in 2019 We anticipate that raw material cost volatility will remain stable for the rest of fiscal year 2020, with no additional costs associated with trade tariffs.

Gross Profit.  Gross profit for the quarter ended March 31, 2020 was $352,862 compared to $289,007 for the same period in 2019. Gross profit for the quarter ended March 31, 2020 increased by $63,855 or 22.1% over the same period in 2019 due to higher revenues.  The March 31, 2020 gross margin of 31.5 was slightly higher than the 31.2% achieved in the same period in 2019.

Research & Development Expenses (R&D).  Research and development expenses for the quarter ended March 31, 2020 were $26,614 compared to $23,297 for the same period in 2019.

Sales & Marketing Expenses. Sales and marketing expenses for the quarter ended March 31, 2020 were $52,652 compared to $43,184 for the same period in 2019. The difference between periods is due to increased commissions expense.

General & Administrative Expenses.  General and administrative expenses for the quarter ended March 31, 2020 were $173,297 compared to $168,984 for the same period in 2019.

Other Income (Expense), net.  Other expense, net, for the quarter ended March 31, 2020 was ($3) compared to other income, net, of $16,337 for the same period in 2019. The primary driver of this variance is lower interest expense due to the payoff of debt offset by the absence of the receipt of a USDA federal grant for building lighting upgrades in 2019.

Net Income.  Net income for the quarter ended March 31, 2020 of $100,296 compared to $69,879 for the same period in 2019, an increase in net income of $30,417.

Nine Months Ended March 31, 2020 Compared to March 31, 2019

Net Revenues.  Net revenues of $3,168,542 for the nine-month period ended March 31, 2020, represents a 24.8% increase over net revenues of $2,539,160 for the same period in 2019. These results were above our expectations and driven by increased demand for polyurethane foam tires from current customers.

Cost of Revenues.  Cost of revenues for the nine-month period ended March 31, 2020 was $2,228,300 or 70.3% of sales compared to $1,836,081 or 72.3% of sales for the same period in 2019. The Gross margin of 29.66% for the nine months ending March 31, 2020 was approximately 2% higher than the 27.69% from the same period in 2019, and was driven by sales of higher margin products. We expect raw material costs to remain steady in the FY 2020 4th quarter.

Gross Profit.  Gross profit for the nine-month period ended March 31, 2020 was $940,242 compared to $703,079 for the same period in 2019, an increase of $237,163 or 33.7% over the same period in 2019.

Research & Development Expenses (R&D).  Research and development expenses for the nine-month period ended March 31, 2020 were $88,527 compared to $71,087 for the same period in 2019. The higher expenses in the fiscal year 2020 period are due to costs associated with payroll and our new bike tire evaluation and test program. The Company plans to continue to invest in R&D as a key component of our new product and business improvement initiatives.

Sales & Marketing Expenses. Sales and marketing expenses for the nine-month period ended March 31, 2020 were $147,432 compared to $147,433 for the same period in 2019.

General & Administrative Expenses.  General and administrative expenses for the nine-month period ended March 31, 2020 were $539,663 compared to $522,427 for the same period in 2019. The difference between periods was due to higher payroll costs, planned higher legal costs related to the engagement of new SEC counsel, offset by lower repairs, amortization and depreciation expenses.

Other Income, net.  Other income for the nine-month period ended March 31, 2020 was $2,974 compared to $17,320 for the same period in 2019. The primary driver in this variance is lower interest expense due to the payoff of debt offset by the absence of the receipt of a USDA federal grant for building lighting upgrades in 2019.

Net Income (Loss).  Net income for the nine-month period ended March 31, 2020 of $167,594 compared to a net loss of $20,548 for the same period in 2019, an increase in positive net income of $188,142.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods below.

	Nine Months ended Mar. 31,
	(in 000’s)
	2020	2019
Net cash (used) provided by operating activities	$(73)	$188
Net cash used in investing activities	(37)	(100)
Net cash used in financing activities	(25)	(14)
Net (decrease) increase in cash during the period	$(135)	$74

Net Cash Provided/(Used) by Operating Activities. In 2019, the Company decided to use a portion of its available cash to make a lump sum payment for annual insurance premiums rather than finance these expenditures over the course of the year. As a result, our prepaid assets increased in the period. Finished good inventories were higher than normal at the end of the FY 2020 third quarter due to an inventory build of product which we shipped in the first week of April 2020. In addition, our receivable balance at period end was high, much of which has subsequently been collected; offset by a lower accounts payable and accrued expense balance at period end. Net cash used in operating activities was $72,976 for the period ended March 31, 2020 compared to net cash provided by operating activities of $188,340 for the same period in 2019.

Non-cash items include depreciation and amortization and stock-based compensation.  Amortization includes the amortization of our right to use asset, our facility rent. Our net income was $167,594 for the period ended March 31, 2020 compared to a net loss of $20,548 for the same period in 2019.  The net income for the period ended March 31, 2020 included non-cash expenses for depreciation and amortization of $181,390 and stock-based compensation of $31,977.  As of March 31, 2019, depreciation and amortization was $65,282 and stock-based compensation totaled $27,897.

Net Cash Used by Investing Activities.  Net cash used by investing activities was $37,276 for the period ended March 31, 2020 and $99,738 for the same period in 2019.  In fiscal year 2020, we invested in manufacturing equipment and upgraded our in-house computer infrastructure and server. In fiscal year 2019, we upgraded our plant lightening.

Net Cash Used by Financing Activities.  In line with the Company’s initiative to pay off high interest term debt with available cash, a total of $25,121 was used in financing activities for the period ended March 31, 2020 and $14,065 for the same period in 2019. The use of cash for the period ended March 31, 2020 was used to retire all of our term debt early.

Our principal sources of liquidity consist of cash and payments received from our customers.  In February 2020, the Company secured a $50,000 line of credit with a local community bank. As of March 31, 2020, the line had not been used. In April 2020, the Company secured a Small Business Administration Paycheck Protection Program loan for $149,570, which has a term of 2 years at 1% interest. The first payment is expected to be due on or about November 15, 2020. However, an analysis of the terms of the loan leads management to conclude that it is likely that the Company can meet all requirements necessary to have this loan forgiven before any loan payments need to be made.

Historically, management has been reluctant to pursue financing at terms that subject the Company to the high costs of debt, or raise money through the sale of equity at prices we believe do not reflect the true value of the Company.

As part of its effort to maintain adequate working capital levels, Amerityre has not declared dividends on its preferred stock since June 2016. These unpaid dividends have accrued in the amount of $25,000 per quarter since that time. The preferred stock automatically converted on May 13, 2020 into 20,000,000 shares of common stock.

We continue to have access to a short-term receivable factoring agreement with a third party to sell our receivable invoices. This agreement enables us to sell individual customer invoices for faster cash flow to the Company. As of March 31, 2020, we have not needed to activate this financing option due to increased focus on enforcement of established collection policies and proactive communication with customers.

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At May 13, 2020, our total cash balance was $640,124, none of which is restricted; accounts receivables was $206,069; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $655,795. Our total indebtedness, which management reviews for cash management, was $1,343,271 and includes $1,129,795 in accounts payable, accrued expenses and operating lease liability; $2,000 in current portion of long-term debt and $61,906 in long-term debt; and $149,570 in Paycheck Protection Program funding.

We continue to take actions to improve our liquidity and access to capital resources. To fully execute the annual strategic business plan discussed during our shareholder meeting in December 2019, we require more capital resources. However, management continues to maintain that an equity financing in the current market environment would be too dilutive and not in the best interests of our shareholders. We have been successful in securing a line of credit with our bank, and additional financing was secured in April 2020 from the US government Paycheck Protection Program, a Small Business Administration loan program initiated to combat the negative effects of the novel coronavirus (COVID-19) on US small businesses. These new sources of liquidity will be key tools to help the Company overcome negative effects of the coronavirus on our business.

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

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended March 31, 2020, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  We expect to limit manufacturing and sales operation investments beyond the current level until the negative effects of the COVID-19 pandemic can be quantified and addressed. Although we believe that the economy will ultimately improve over this 12 month period, we cannot assure you that the economy will rebound as anticipated. If either the pandemic does not sufficiently abate or the economic consequences are more severe, we may lack sufficient working capital to meet our needs for the next 12 months.

The Company has, on occasion, instituted initiatives to incentivize sales of slower-moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory, promote individual product lines, and improve our cash flow.

As of May 15 2020, the Company has approximately 707,000 shares of common stock authorized and available for issuance.

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

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the negative impact of COVID-19 on our business and the economy, economic conditions in general and in the agricultural market in particular, tariffs imposed by China and the US arising from the current geo-political tension between those jurisdictions, our ability to increase our authorized capital and pursue future financings, our sales prospects in light of new products, increased sales and resulting profits, continued strength of our current polyurethane foam tire market segment, our ability to timely obtain raw materials at reasonable costs and in sufficient quantities to manufacture products and meet consumer demand, our ability to have a portion of our Paycheck Protection Program loan forgiven and the amount that will ultimately be forgiven, and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in our 2019 Annual Report and the COVID-19 risk factor in this report. New risk factors emerge from time-to-time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements described in this report, whether as a result of new information, future events, changed circumstances or any other reason after the date this report is filed.

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

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive and Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this quarterly report to ensure the information required to be disclosed by us in reports is timely recorded, processed, summarized and reported in accordance with the Securities Exchange Act of 1934 and the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our 2019 Annual Report. We also have the following information regarding additional risk factors:

Public health epidemics or outbreaks, such as COVID-19, could materially and adversely impact our business.

In December 2019, a novel strain of coronavirus (COVID-19 emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread throughout the world and infections have been reported globally.

Because COVID-19 infections have been reported throughout the United States, federal, state and local governmental authorities have issued stay-at-home orders (which vary at the state and local level), proclamations and/or directives aimed at minimizing the spread of COVID-19. Additionally, more restrictive proclamations and/or directives may be issued in the future. To date, Amerityre has continued normal operations as we provide products which support essential businesses and operations. However, there is no guarantee that we will be able to continue regular operations going forward in light of COVID-19. These government restrictions have also negatively impacted the operations of some of our customers, leading to delay and/or cancellation of orders and uncertain order levels going forward. There is also a risk that some customers may not be able to pay for Amerityre products already shipped due to reductions in their revenues and a deterioration of their financial position as a result of COVID-19.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 pandemic and government restrictions and other effects thereof, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, the Company, or our customers may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations and revenue. Further, we cannot be certain when businesses will begin hiring back unemployed workers and the extent to which workers may elect to remain on unemployment insurance where they make more money not working. All of these factors may affect supply chains which can impact our needs to fill customer orders and reduce demand for our products. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

The counter-COVID-19 measures taken to date will likely negatively impact the Company’s business during the upcoming fiscal 4th quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 pandemic on the Company’s business and the duration for which it may have an impact cannot be determined at this time. There can therefore be no assurance that the pandemic will not have a material adverse impact on the future results of the Company. The extent of the impact will depend on future developments, including actions that have been or may be taken to contain COVID-19 and the duration of time until businesses can reopen following government shutdowns and resume normal operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation of the Company	8-A12G	10/28/02	3.01
3.2	Certificate of Amendment to the Articles of Incorporation of the Company	8-A12G	10/28/02	3.01
3.3	Certificate of Amendment to the Articles of Incorporation	10-Q	2/14/13	3(i)
3.4	Bylaws of the Company	8-K	9/25/13	3.02
3.5	Certificate of Amendment to the 2013 Series Convertible Preferred Stock	8-K	4/28/20	3.1
10.1	Employment Agreement between the Company and Michael Sullivan	8-K	12/20/19	5.02

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 2020

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)