Form 10-K
period 2020-06-30
AMERITYRE CORP
filed 2020-09-11
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
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

On September 9, 2020 there were 70,172,868 shares of common stock of the Registrant outstanding.

As of December 31, 2019, the Registrant's most recent second quarter, there were 41,552,787 shares of common stock of the Registrant held by non-affiliates outstanding with a market value $831,056 (based upon the closing price of $0.02 per share of common stock as quoted on the OTCQB).

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement, which will be issued in connection with the 2020 Annual Meeting of Shareholders of Amerityre Corporation, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMERITYRE CORPORATION

2020 ANNUAL REPORT ON FORM 10-K

AMERITYRE CORPORATION

2020 ANNUAL REPORT ON FORM 10-K

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

All forward-looking statements, including without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

Products

Our polyurethane material technology is based on two main proprietary formulations; closed-cell polyurethane foam, a lightweight material with high load-bearing capabilities for low duty cycle applications, and Elastothane®, a high performance polyurethane elastomer with high load-bearing capabilities for high duty applications.  Closed cell foam tires and components accounted for approximately 97% of fiscal year 2020 tire revenues, with elastomer tires making up approximately 3% of fiscal year 2020 tire revenues. Our closed-cell polyurethane products are categorized as flat-free because they have no inner tube, do not require inflation and will not go flat even if punctured. Our tires are virtually maintenance free, non-toxic, provide extended tire life, and offer superior energy efficiency compared to rubber based tires. Our marketing efforts are divided among three distinct segments: light duty polyurethane foam tires for items such as bicycles, hand trucks, small industrial vehicles, and lawn/garden applications, polyurethane elastomer industrial tires, and agricultural tires. Our business model focuses on applications and opportunities where our advantages in product technology and tire performance give us an opportunity to obtain premium pricing. The majority of our sales are to domestic customers as international sales are adversely affected by exchange rates and high freight costs.

Closed-Cell Polyurethane Foam Tires

We currently manufacture closed-cell polyurethane foam tires for bicycles, golf and baggage carts, hand trucks, lawn and garden equipment, wheelbarrows, personnel carriers, and medical mobility products, as well as custom designed applications.  Our proprietary formulations produce foam tires that enjoy a reputation of superior quality and performance relative to competitor offerings.

Our efforts in custom product development and marketing allow us to build customer relationships and expand sales with original equipment manufacturers and tire distributors. We continue our focus on creating unique product solutions for customers with specific tire performance requirements. The demand for our golf cart, personnel carrier and baggage cart tires has been increasing as the marketplace recognizes the superior performance of our tires in this market segment. Management cannot predict whether and the extent to which this trend may continue in light of the recent economic downturn caused by the coronavirus pandemic. Since the inception of the pandemic and government ordered business shutdowns in March 2020, Amerityre has been able to operate as an “essential business”. The closure of many of our customers in March and April adversely impacted our revenues, but we have not experienced any COVID-19 related issues with our raw material suppliers or with the operation of our manufacturing facility. See ‘Risk Factors.”

Polyurethane Elastomer Industrial Tires

We have developed solid polyurethane industrial tires made of Elastothane®, our family of proprietary polyurethane elastomer formulations.  We currently offer over 20 sizes for Class 1, 4 and 5 forklifts, as well as elastomer tires for scissor lifts. Over the past few years we have not seen great sales levels for our forklift tires. Our introduction of Elastothane® 500, a lighter density formulation than our standard polyurethane elastomer, has been well received by the market. This formulation has been used in baggage carts, personnel carriers, stock chasers, and lawn mowers, for applications where enhanced abrasion resistance and increased weight bearing capacity is required. We believe our polyurethane tires are superior to rubber tires as they are non-marking, more energy efficient, carry greater load weight, are made of non-toxic materials, operate in lower temperature environments and have longer comparative service life.  The pursuit of new joint product development initiatives is a key component of our market penetration strategy.

Agricultural Tires

Amerityre has developed three products for the agricultural tire market, flat-free pivot tires used in irrigation systems, seeder tires, and hay baler tires.  Some of our larger tires, such as our 18 x 8.50 and 5.70 x 12 tires, have been purchased for use in some agricultural applications. Overall sales in the agricultural market continued to be negatively impacted in fiscal year 2020 by low commodity prices.  As with our industrial tires, we continue to pursue joint product development opportunities to increase our agricultural market base. We continue to promote lawn and garden tires produced from our newest elastomer formulation, Elastothane®, which offers advantages in abrasion resistance and durability compared to our standard polyurethane foam products.

Raw Materials and Supplies

The two principal chemical raw materials required to develop our proprietary formulations used in the manufacture of our products are known generically as polyols and isocyanates.  We also purchase various chemical additives that are blended with the polyols and isocyanates.  We maintain multiple sources for chemical raw materials to assure adequate supply and competitive pricing. The quality of our raw materials is critical to the superior performance of our proprietary formulations.

In addition to the chemical raw materials, we purchase steel and plastic wheel components for use in tire assemblies.  We purchase these components from domestic and overseas suppliers.  The imposition of tariffs on Chinese goods over the past year has increased the cost to procure our imported wheel rims. We have not had any issues with raw material supply or costs due to COVID-19

Operations/Manufacturing

Our closed-cell polyurethane foam and elastomer products are primarily manufactured utilizing multiple–stationed, carousel molding machines.  We produce closed-cell foam products by pouring a proprietary polyurethane formula into a mold.  The molding process occurs by reacting monomeric diphenylmethanediisocyanate (MDI) with polyol and other chemicals.  The reaction causes a cross linking of the chemicals, which cures into a solid foam. The closed-cell polyurethane foam or elastomer product is then removed from the mold and the process is repeated.

All of our products are inspected prior to shipment to ensure quality.  Any products considered defective by our quality control personnel are disposed of through traditional refuse disposal services.  All of our tires are manufactured at our Boulder City, Nevada facility.

Information Systems

We use commercial computer aided design (CAD) and finite element analysis (FEA) software tools in the engineering and design of our products.  This software allows us to integrate our proprietary manufacturing and production data with our design technology, enabling us to leverage our previous manufacturing and test results to predict the performance characteristics of new product designs and product improvements.  For general business purposes, we use commercially available software for financial, distribution, manufacturing, customer relationships and payroll management. Our computer system is protected by commercially available security and antivirus software.

Sales, Marketing and Distribution

Amerityre utilizes independent manufacturer representatives with tire industry experience to promote and sell our products. These representatives sell all of our products in a designated sales territory. These independent sales professionals complement our in-house sales department in Boulder City. The majority of our sales is direct to OEMs or sold to tire distributors who in turn sell to individual end users. We sell to individual consumers through our website, although the website is designed primarily as an education tool for current and potential customers. The majority of our product promotion is through direct mail, electronic mail, and attendance at select trade shows. All product shipments originate directly from our manufacturing facility in Boulder City, Nevada.

Internationally, we have several distribution partners located in Canada, Australia, and Europe. We continue to seek additional international sales and marketing partners to expand the worldwide sales and distribution of our products.

Customers

Amerityre has a diversified customer base, providing tires and assemblies to OEMs, distributors, equipment dealers, and individuals. Our largest OEM customer accounted for approximately 27% of our sales for the year ended June 30, 2020, compared to fiscal year 2019 where this same customer accounted for approximately 16% of our sales. The increase in this percentage of sales is due to higher purchases by this customer in fiscal year 2020 compared with fiscal year 2019. Our discussions with this customer indicate that fiscal year 2021 sales are expected to be similar to fiscal year 2020 levels. Our customers include OEMs of lawn and garden products and outdoor power equipment, regional tire distributors, retail cooperatives, agricultural tire distributors, and retailers of lawn and garden products, bicycle tires and hand truck tires. With the added exposure provided by our upgraded website, along with the ability to make purchases online, we expect market awareness among consumers to continue to increase.

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

In addition to manufacturers of polyurethane foam tires, we compete directly with companies that manufacture and market traditional not-for-highway-use, low-duty pneumatic, semi-pneumatic, and solid tires made from rubber.  The not-for-highway use tire industry historically has been highly competitive, and most of these competitors have financial resources that substantially exceed ours. In addition, many of our competitors are very large companies, such as Kenda, Taiwan; Maxxis International, Taiwan; Cheng Shin, China; and Carlstar, USA.  These competitors have established brand name recognition, distribution networks for their products, and have strong consumer loyalty to their products.

Despite the presence of larger competitors, we believe that our superior proprietary formulations give us some competitive advantages in certain market segments. We produce the only flat free polyurethane foam tires in the bicycle tire, golf cart tire, and personnel carrier tire market segments. The performance advantage of our formulation is evident in these market segments, where load bearing capability and ride quality is important. Consequently, we have focused our attention on these product segments in our sales and marketing efforts.

In the agricultural tire market, the market leaders are Titan International and Carlisle, global manufacturers of agriculture pneumatic tire and wheel assemblies.  OEM manufacturers of pivot irrigation systems, such as Valmont Industries and Lindsay, have developed their own flat free tires for their irrigation systems. The continuing challenging economic landscape in the agricultural sector, which has been exacerbated by the recent downturn in the global economy due to the coronavirus pandemic, has hurt all participants in the agricultural tire market, and we expect the poor market conditions to continue. Farmers are less likely to upgrade their equipment to flat free tires until agricultural commodity prices begin to rise again. The poor market conditions in the Agricultural segment over the past three years has forced the Company to adjust its focus away from this market, particularly the pivot tire market, and redeploy resources in the small agricultural tire market and the lawn and garden market segments.

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

Trade Secrets

Our polyurethane formulation technology is based on two key proprietary formulation types; a closed-cell polyurethane foam, which is a lightweight material with high load-bearing capabilities for low duty cycle applications, and a polyurethane elastomer, which is a high performing material with high load-bearing capabilities for high duty applications, like forklift tires and other industrial tires. Our technology has been maintained as a trade secret by combination of limited and controlled access to our facility along with a use of non-disclosure agreements with persons that have been afforded access.  To the best of our knowledge and belief, we have maintained our technology and formulations as trade secrets to provide for the protection of our polyurethane material technology under U.S. trade secret laws.

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

Employees

As of September 9, 2020, we had 13 full-time employees and 1 part time employee, including 4 salaried and 9 hourly employees.  We hire temporary labor as required to meet peak manufacturing needs.  We believe that we will be able to hire a sufficient quantity of qualified laborers in the local area to meet our business needs, with the increased level of unemployment in Nevada due to COVID-19 potentially easing the tightness in the supply of available labor in the market.  Our manufacturing process does not require special skills, other than training in our production techniques and specific equipment.  Our employees are not represented by a labor union or a collective bargaining agreement.  We consider our relations with our employees to be good.

Research and Development

We consider research and development (R&D) activities to be an important part in our growth strategy.  Our current research and development activities are focused on new product development in partnership with potential OEM partners with a specific product needs and improving our current formulation processing to make our manufacturing processes more cost efficient.  We utilize R&D resources on a contract basis when required to investigate new, potentially lower cost polyurethane foam formulations, to design custom sized tires for specific customer requirements, and to increase the Company’s competitive position in specific market segments.  Due to the Company’s limited resources, tire projects are limited to those where an exceptional return on investment is expected. Other, less profitable, projects have been put on hold and will be revisited at a later date when sufficient resources are available.  Research and development expenses of an external testing nature were $16,821 and $5,341, for fiscal 2020 and 2019, respectively.  In fiscal 2020 we completed an evaluation of Amerityre bike tires in an e-bike application. All research and development expenses of the Company, including both internal and external expenses, were $117,525 and $91,680, for fiscal years 2020 and 2019, respectively.

ITEM 1A. RISK FACTORS

Risks Related to our Business

Investing in our common stock involves a high degree of risk. You should carefully consider the following Risk Factors before deciding whether to invest in Amerityre. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the Risk Factors below occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline.

If as a result of the weakening economy or otherwise, we incur material losses, we may encounter difficulty in raising capital to meet our working capital needs.

While we incurred a small net income from operations in three of the past four fiscal years, Amerityre lost money from operations in all periods prior to fiscal year 2017. While we are optimistic that we will be able to continue this positive profitability trend, there is no guarantee that this will be the case. In particular, the economic disruption caused by COVID-19 is uncertain.

Since inception, we have been able to cover our operating losses from the sale of our securities. If we were to experience losses or negative net cash flow from operations in the future, there is no guarantee that funding sources will be available to cover future operating losses, and funding sources that are available could have a dilutive effect on our current investors. If we are unable to obtain adequate sources of funds to operate our business, we may not be able to continue as a going concern. Based on our financial results of the past two fiscal years we do not anticipate liquidity issues.

Our business operations and plans could be adversely affected in the event we need additional financing and are unable to obtain such funding.  The capital markets in general and for microcap companies in particular are subject to a variety of risks including COVID-19, a lack of business diversification and domestic and global economic declines. To the extent that our business strategy requires expanding our operations, such expansion could be costly to implement and may cause us to experience significant losses.  Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain opportunities for the commercialization of our technology and products.  If we cannot generate adequate sales of our products, or increase our revenues through licensing of our technology or other means, we may be forced to cease operations.

Because we face competition in all phases of our business, we may not be able to increase or maintain revenue or profitability, which may have an adverse effect our results of operations or stock price.

A number of factors may affect future sales of our products even if we are successful in increasing our revenue base.  These factors include whether competitors produce alternative or superior products, whether the cost of our products is competitive in the marketplace, and whether we can establish effective product sales and distribution networks. The tire industry is a highly competitive, global industry. Most of our competitors are larger companies with greater financial resources. Their access to greater resources enables them to adapt more quickly to changes in the markets we have targeted. Our competitors are able to devote greater resources to the development and marketing of new products. Most of the products we have developed have not obtained broad market acceptance and rely on our emerging technologies. To significantly improve our competitive position, we will need to make significant ongoing investments in manufacturing, customer support, marketing, sales, research and development and intellectual property protection. Intense competitive activity in the tire industry has caused and will likely continue to cause pressures on our business, as well as pressure on certain of our customers or suppliers. Further, to the extent negative macroeconomic events, such as COVID-19 pandemic, affect the industry generally, we may have difficulty navigating and adjusting to such circumstances relative to our larger, better-capitalized competitors in the tire industry.  To succeed as a company, we must continue to manufacture quality products and sell adequate quantities of products at prices sufficient to generate profits.  We may not accomplish these objectives, which may have an adverse effect on our results of operations or stock price.

Further, we trade on the OTCQB which generally is an illiquid market, are subject to the Securities and Exchange Commission (the “SEC”)’s penny stock rules and have no analyst coverage, all of which creates illiquidity and makes raising capital more difficult and expensive.

A reduction in the growth rate of the U.S. or global economy could have an adverse impact on our business, operating results and financial position.

Until March 2020, the U.S. economy experienced increased growth over the past fiscal year. However, the national shutdown of the U.S. economy due to COVID-19 has put the U.S. economy in a tailspin, and similar trends have occurred globally, the full extent and duration of which remain uncertain. This has negatively affected our sales revenues in the most recent quarter, and it is unknown how long it will take for the U.S. or global economy to fully recover. Poor market conditions in the agricultural commodity markets continue to impair our agricultural tire sales, and we expect continued dismal farm incomes this year. Other potential headwinds to economic growth overall are the continuation and/or increase in tariffs, a trade war, renegotiated trade agreements with international trading partners, and Federal Reserve policies that tighten credit or cause other imbalances in the economy. A continuation or worsening of these conditions, including credit and capital markets disruptions, could have an adverse impact on our business, operating results and financial position. We may experience declines in revenues and cash flows as a result of reduced orders, payment delays or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and customers or arising from prolonged shutdowns due to government orders or related safety precautions to address COVID-19 concerns. We may incur increased costs or experience difficulty with our ability to borrow in the future or to finance our operating, investing or financing activities. Any of these potential problems could hinder our efforts to increase our sales and might, if severe and extensive enough, cause our sales to decline, jeopardizing our ability to successfully operate.

We may experience delays in resolving unexpected technical issues in the development of new technology, resulting in increased development costs and delays of anticipated sales and revenues.

As we develop and improve our products, we frequently address chemical, manufacturing and/or equipment-related issues.  Some of these challenges cannot be anticipated because the products we are developing are new. The revision of existing manufacturing processes or procurement of specialized equipment may result in delays, and we may not meet our projected timetable for bringing products to market.  Such delays may interfere with existing manufacturing activities, negatively affect revenues and/or increasing our cost of operations.

We have entered new market segments where we have limited resources, and we may be unable to successfully manage planned growth.

We have less marketing and product development resources at our disposal compared to our competitors in the tire industry.  To remain profitable, our products must be cost-effective, economical to produce, and have the ability to be distributed on a commercially viable scale.  Furthermore, if our technologies and products do not achieve or maintain market acceptance, we may not be profitable.

Our success depends on our ability to license, market and distribute, and commercialize our technologies and products effectively.  We have limited manufacturing, marketing and distribution resources. Those resources we do have will therefore be critical to the success of new product offerings, and any unexpected issues therewith could be materially harmful to our business plans.  We may not properly ascertain or assess any and all risks inherent in the industry.  We may not be successful in entering into new licensing or marketing arrangements on favorable terms or at all.  If we are unable to meet the challenges posed by our planned licensing, manufacturing, distribution and sales growth, our business may fail.

Our limited resources and working capital levels may hinder our ability to take advantage of business development opportunities in our various market segments, reducing growth and profitability of the Company.

Although our available working capital has increased over the past fiscal year, we continue to have limited resource levels relative to our competitors. This has forced us to prioritize choices regarding the pursuit of new market opportunities. Our inability to raise significant additional working capital has resulted in the Company deferring potentially attractive market opportunities. The Company continues to finance new business opportunities using internally generated cash flow. If we are not able to raise additional capital going forward, it is possible that additional opportunities to improve the Company’s market position will be lost.

We are subject to governmental regulations, including environmental and health and safety regulations.

Our business operations are subject to a variety of national, state and local laws and regulations, many of which deal with environmental, health and safety, and employment issues. While we believe we are in material compliance with applicable environmental, worker health and safety and employment requirements, there can be no assurances that we are correct, that we will continue to comply, or that new laws or regulations will not be passed that limit our ability to continue or expand our operations without expending significant additional funding on compliance. Our raw materials and tire manufacturing process are less hazardous than traditional rubber tire manufacturing. However, significant expenditures may be necessary if future compliance standards change or unknown conditions that require remediation are discovered. Further, there is a trend in some neighboring states, like California, Washington, and Oregon, towards passing employee friendly legislation. For example, a California court recently upheld a challenge to a statute classifying “gig economy” workers such as Uber drivers as employees under California employment law, rather than independent contractors. These laws increase compliance costs and the cost of doing business. We cannot predict what legislation Nevada may pass, or what case law may develop interpreting such laws. If we fail to comply with present and future laws and regulations, we could be subject to future liabilities or interruptions in our operations and costs, which could have a material adverse effect on our business.

We attempt to protect the critical elements of our proprietary technology as trade secrets.  Because of our reliance on trade secrets, we are unable to prevent third parties from independently developing technologies that are similar or superior to our technology or from successfully reverse engineering or otherwise replicating our technology.

In certain cases, where the disclosure of information required to obtain a patent would divulge critical proprietary data, we may choose not to patent elements of our proprietary technology and intellectual property. Instead, we rely on trade secret laws to protect certain elements of our proprietary technology and processes, such as our key polyurethane formulations.  These formulations are critical elements of our proprietary technology.  While we enter into non-disclosure agreements with our employees and certain third parties with which we do business, our trade secrets could nonetheless be compromised by third parties, or intentionally or accidentally by our employees.  It is also possible that others will independently develop technologies that are similar or superior to our technology.  Third parties may also legally reverse engineer our products.  Independent development, reverse engineering, or other legal copying of those elements of our proprietary technology could enable third parties to benefit from our technologies without compensating us.  The protection of proprietary technology through claims of trade secret status has been the subject of increasing claims and litigation by various companies both in order to protect proprietary rights as well as for competitive reasons, even when proprietary claims are unsubstantiated.  The prosecution of litigation to protect our trade secrets or the defense of such claims is costly and unpredictable given the uncertainty and rapid development of the principles of law pertaining to this area.  Intellectual property litigation has had two trends which can make it prohibitively expensive - (i) the use of litigation funding companies and (ii) the presence of large law firms. The effect is to increase legal and expert litigation fees. These factors also arise with respect to the following patent risk factors. We may also be subject to claims by other parties with regard to the use of technology information and data that may be deemed proprietary to others.  The independent development of technologies that are similar or superior to our technology or the reverse engineering of our products by third parties would have a material adverse effect on our business and results of operations.  In addition, the loss of our ability to use any of our trade secrets or other proprietary technology would have a material adverse effect on our business and results of operations.  Because trade secrets do not ensure exclusivity and pose such issues with respect to enforcement, third parties may decline to partner with us or may pay lesser compensation for use of our technology which is protected only by trade secrets.

Our business depends on the protection of our patents and other intellectual property and may suffer if we are unable to adequately protect such intellectual property.

Our success and ability to compete are substantially dependent upon our intellectual property.  We rely on patent, trademark and copyright laws, trade secret protection and confidentiality or license agreements with our employees, customers, strategic partners and others to protect our intellectual property rights.  However, the steps we take to protect our intellectual property rights may be inadequate.  There are events that are outside of our control that pose a threat to our intellectual property rights as well as to our products and services.  For example, effective intellectual property protection may not be available in every country in which we license our technology or our products are distributed.  Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. The risk of unauthorized access to our intellectual property and other confidential business information is further exacerbated with the general trend toward remote working in the past six-months, and as a result we may be more susceptible to computer hackers seeking access to our proprietary information. Any impairment of our intellectual property rights could harm our business and our ability to compete.  Also, protecting our intellectual property rights is costly and time consuming.  Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.  In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us.

We have been granted a number of U.S. patents relating to certain aspects of our manufacturing technology and processes and use of polyurethane to make tires, and we may seek further patents on future innovations.  Our ability to either manufacture products or license our technology is substantially dependent on the validity and enforcement of these patents and patents pending.  We cannot guarantee that our patents will not be invalidated, circumvented or challenged, that patents will be issued for our patents pending, that the rights granted under the patents will provide us competitive advantages or that our current and future patent applications will be granted.

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

The materials used to produce our products are susceptible to price fluctuations due to supply and demand trends, economic factors, and other unforeseen trends. If we are successful in implementing our business strategy, the quantities of chemical raw materials required by us or by others that utilize our technology may increase significantly. Shortages, if any, may result in chemical price increases. We have experienced increases in the cost of wheel components due to the increased cost of steel and the imposition of tariffs. Existing trade agreements with foreign countries may be subject to change in the future, with tariffs or import duties being levied by the US government increasing the cost of our foreign-based raw materials. Because we are introducing products that will compete, in part, on the basis of price, we may be unable to pass cost increases on to our customers in order to stay competitive.  If we are unable to pass on raw material cost increases to our customers, our future results of operations and cash flow will be materially adversely affected. Because of COVID-19, we may encounter issues with our manufacturing facility and the economic slowdown may materially and adversely impact our business.

Because of COVID-19, federal, state and local governmental authorities have issued stay-at-home orders (which vary at the state and local level), proclamations and/or directives aimed at minimizing the spread of COVID-19. Additionally, more restrictive proclamations and/or directives may be issued in the future. To date, Amerityre has continued normal operations as we provide products which support essential businesses and operations. However, there is no guarantee that we will be able to continue regular operations going forward in light of COVID-19. These government restrictions have also negatively impacted the operations of some of our customers, leading to delay and/or cancellation of orders and uncertain order levels going forward. There is also a risk that some customers may not be able to pay for Amerityre products already shipped due to reductions in their revenues and a deterioration of their financial position as a result of COVID-19. To date we have not had any employees with confirmed cases of COVID-19 illness.

The ultimate impact of the COVID-19 pandemic on the Company’s operations remains unknown at this time and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 pandemic, government restrictions and other effects thereof, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, the Company, or our customers or suppliers may direct, which may result in an extended period of continued business disruption, reduced customer traffic or orders and reduced operations and revenue. Further, we cannot be certain when businesses will begin hiring back unemployed workers and the extent to which workers may elect to remain unemployed. All of these factors may affect supply chains which can impact our needs and expenditures required to fill customer orders and reduce demand for our products. For example, in the 4th quarter of fiscal 2020 we saw a decline in customer demand for our products, and a commensurate reduction in sales relative to expectations, likely caused primarily by the pandemic. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and operational results.

The counter-COVID-19 measures taken to date will likely negatively impact the Company’s business during some or all of the 2021 fiscal year and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 pandemic on the Company’s business and the duration for which it may have an impact cannot be determined at this time. There can therefore be no assurance that the pandemic will not have a material adverse impact on the future results of the Company. The extent of the impact will depend on future developments, including actions that have been or may be taken to contain COVID-19 and the duration of time until businesses can reopen following government shutdowns and resume normal operations. In addition, COVID-19 has had a significant negative impact on the U.S. and global economies. We cannot predict when the economy will fully recover.

Our ability to execute our business plan would be harmed if we are unable to retain or attract key personnel.

Our technology has been developed by a small team and only a limited number of team members maintain the technical knowledge to produce our products.  Our future success depends, to a significant extent, upon our ability to retain and attract the services of our key personnel.  The loss of the services of our Chief Executive Officer could hinder our ability to effectively manage our business and implement our growth strategies. Finding suitable replacements could be difficult, and competition for experienced personnel is intense.  We do not carry key person insurance on any of our officers.

If our data or our users’ content is hacked, including through privacy and data security breaches, our business could be damaged, and we could be subject to liability. Because the personal information that we, our customers or our vendors collect may be vulnerable to breach, theft or loss, any of these factors could adversely affect our reputation and operations.

      Our business is and we expect it will continue to be reliant upon the Internet. Cyber security events have caused significant damage to large well-known companies. If our systems are hacked and our confidential information is misappropriated, we could be subject to liability. Further, if third party vendors experience data or cyber security breaches, sensitive business or customer information could be subject to similar risks.

Possession and use of personal information of our customers and vendors subjects us to risks and costs that could harm our business. We also collect and maintain personal information of our employees in the ordinary course of our business. Errors in the storage, use or transmission of personal information could result in a breach of customer or employee privacy. Possession and use of personal information in our operations also subjects us to possible regulatory burdens that could require notification of data breaches, and restrict our use of personal information. We cannot guarantee that there will not be a breach, loss or theft of personal information that we store or our third parties store. If we are hacked and there is a breach, theft or loss of personal information could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal or administrative actions by state attorneys general, private litigants, and federal regulators and by such other international laws including the European Union’s GDPR and their respective enforcement mechanisms, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may fail to detect the existence of a breach of user content and be unable to prevent unauthorized access to user and company content. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target. They may originate from less regulated third world countries where lax local enforcement and poverty create opportunities for hacking. If our security measures are breached, or our personal information or that of our customers, suppliers, employees or independent contractors is otherwise accessed through unauthorized means, or if any such actions are believed to occur, we may be materially harmed.

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

Laws and regulations relating to privacy, data protection, information security, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other regulations or our current practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements, and obligations. We have implemented various features, integrations, and capabilities as well as contractual obligations intended to enable us to comply with applicable privacy and security requirements in our collection, use, and transmittal of data, but these features do not ensure our compliance and may not be effective against all potential privacy concerns. In particular, as a United States company, we may be obliged to disclose data pursuant to government requests under United States law. Compliance with such requests may be inconsistent with local laws in other countries where our customers reside. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject, or other legal obligations relating to privacy or consumer protection, whether federal, state, or international, could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, customers, users of our website, third party service providers, or others, or may require us to change our operations and/or cease using certain types of data. Any such claims, proceedings, or actions could hurt our reputation, brand, and business, force us to incur significant expenses in defense of such proceedings or actions, result in adverse publicity, distract our management, increase our costs of doing business, result in a loss of customers or vendors, and result in the imposition of monetary penalties.

The legislative and regulatory bodies or self-regulatory organizations in various jurisdictions both inside and outside the United States may expand current laws or regulations, enact new laws or regulations, or issue revised rules or guidance regarding privacy, data protection, consumer protection, information security, and online advertising. For example, in June 2018 the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect on January 1, 2020. The CCPA requires companies that process personal information on California residents to make new disclosures to consumers about such companies’ data collection, use, and sharing practices and inform consumers of their personal information rights such as deletion rights, allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. The State of Nevada has also passed a law, which took effect on October 1, 2019, that amends the state’s online privacy law to allow consumers to submit requests to prevent websites and online service providers (“Operators”) from selling personally identifiable information that Operators collect through a website or online service. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business model or practices, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition, and results of operations.

In addition, federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government has enacted, has considered, or is considering legislation or regulations that could significantly restrict the ability of companies and individuals to utilize online behavioral tracking, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially and adversely affect our business, financial condition, and results of operations.

Risks Related to our Common Stock

Because our common stock is subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock, which adversely affects its liquidity and market price.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTCQB is presently less than $5.00 per share and therefore our common stock is considered a penny stock according to SEC rules. Further, we do not expect our stock price to rise above $5.00 in the immediate future. The penny stock designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

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

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Our future financial results;
•	Any downturn in the economy in the United States, including currently as a result of COVID-19;
•	The effect of tariffs and other political factors which increases our costs and causes economic issues for farmers who cease or reduce purchases of our products;
•	Regulatory changes including new laws and rules which adversely affect us;
•	Our public disclosure of the terms of any financing which we consummate in the future;
•	Our failure to generate increasing material revenues;
•	Our failure to remain profitable;
•	Any acquisitions we may consummate;
•	Announcements by us or our competitors of significant contracts;
•	Changes in our management; or
•	Changes in market valuations of similar companies.

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

In general, our Board of Directors may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share. Without these restrictions, our Board could issue preferred stock to investors who support us and our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for shareholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

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

If our shareholders sell substantial amounts of our outstanding common stock, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could make it difficult to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. In May 2020, our 2013 Series Preferred Shares automatically converted into 20,000,000 shares of common stock. These shares are subject to the limitations of Rule 144(i) under the Securities Act of 1933 which, among other things, limit the number of shares which can be sold to 1% of our outstanding stock every three months.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the date of this Report, we did not have any unresolved comments with the staff of the SEC.

ITEM 2. PROPERTIES

In March 2019, we negotiated a five-year extension of the lease on our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building.  We currently occupy all 49,200 square feet, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  The extended lease commenced on July 1, 2019 for the base rent as follows:

●	July 1, 2019 to June 30, 2020: $11,750
●	July 1, 2020 to June 30, 2021: $12,150
●	July 1, 2021 to June 30, 2022: $12,300
●	July 1, 2022 to June 30, 2023: $12,450
●	July 1, 2023 to June 30, 2024: $12,600

All other terms and conditions of the building lease remain in effect.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Report, we were not involved in any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB Venture Market (“OTCQB”) under the symbol AMTY. The closing price of our common stock on the OTCQB on September 9, 2020 was $0.038 per share.  There were approximately 465 holders of record of our common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contain statements of a forward-looking nature relating to future events or our future financial performance or financial condition.  Such statements are only predictions and the actual events or results may differ materially from the results discussed in or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Part I. Item 1A. Risk Factors” as well as those discussed elsewhere in this report.  The historical results set forth in this discussion and analyses are not necessarily indicative of trends with respect to any actual or projected future financial performance.  This discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report.

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

Due to the effect of COVID-19, we experienced lower than expected demand for our polyurethane foam tires in the 4th quarter of fiscal year 2020. However, sales steadily increased throughout the quarter from a heavily depressed level in April 2020. While the tariffs imposed by the US government on imported Chinese products continue to impact our wheel hub costs, a favorable product mix of higher margin tires helped us to overcome these higher costs.

Polyurethane Elastomer Industrial Tires – Overall sales volumes of our forklift tires continue to be very small, less than 0.1% of our total sales revenue. Price sensitive consumers continue to favor imported rubber tires rather than our products. Due to other project priorities, we have not put significant resources towards promoting this product line, and we do not expect this to change in the near future.

The Company continued to promote its new elastomer formulation for use in tire applications where customers have asked for a more durable tire in specific applications. Elastothane TM 500 formulation provides higher static load bearing capability as well as higher abrasion resistance compared to our closed cell foam formulation. We have seen increased sales of this formulation for tires in lawn and garden applications We continue to believe this new formulation represents a significant upside opportunity for our product portfolio.

Agricultural Tires – Agricultural tires sales continue again to be negatively impacted by low commodity prices and resulting low farm income. Chinese tariffs on US grown soybeans has lowered demand for US grown soybeans in China and has hurt US farmers. The prospect for improved agricultural commodity pricing is not promising in our opinion. We have initiated discussions with some OEMs and large distributors about using our tires for certain applications, but their belief that farmers will not pay extra for a premium product has limited our success to date. The introduction of our ElastothaneTM 500 formulation has enabled us to offer a better product alternative for abrasive applications.

Due to the Company’s limited resources, tire projects requiring significant resources and investment have been put on hold. We believe investment in R&D for new and improved products is important to the continued success of our overall business, and we will selectively invest in promising opportunities that fit in our current financial model. We have several product evaluation programs ongoing in different applications which have the potential to develop into significant business in the coming quarters. We expect our current R&D investments to continue to prove to be a prudent investment of our capital resources.

As described above, our product line covers diverse market segments which are unrelated in terms of customer base, product distribution, market demands and competition. Our external sales team is comprised of independent manufacturer representatives, whose experience is complementary to our product portfolio.  The Company’s continued emphasis on proper product pricing and new marketing campaigns continue to drive more profitable sales.   Our website has educated the marketplace about our products as well as generate some online sales. As expected, the increasingly challenging economic environment, worsened by the COVID-19 pandemic and the trade war with China, negatively impacted sales performance during the fiscal 4th quarter of fiscal year 2020, and sales for this period were approximately 20% lower than expected.

Other than the cost of our imported wheel rims, raw material pricing was fairly stable during the fiscal year 2020. Our wheel rims, which we largely import from China, are still subject to larger pricing fluctuations and the threats of larger tariffs as the trade dispute shows no sign of abating. We continued to exhibit stringent cost controls in the 4th quarter, resulting in higher gross profit and record net income for fiscal year 2020 despite revenues in the 4th quarter that were approximately 20% lower than expected. We are anticipating that raw material costs will remain fairly stable through the first half of fiscal year 2021.

The biggest issue for our business remains sales revenue growth. We continue to work at broadening our customer base, and our strategy is to focus on market applications and market segments where we have identified technological and product advantages. Despite an overall decline in demand during the 4th quarter of fiscal year 2020, we were successful in securing business from several new customers. to offset some of this decline. We see the upcoming year as an opportunity to further leverage these gains, provided there is no new shutdown of the economy due to COVID-19 and the negative impacts of the pandemic do not adversely affect the economy.

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

Revenue for our products is recognized at the time in which our performance obligation is satisfied which we have defined as “control” of the product by the customer. “Control” is defined as a customer having “rights/obligations of physical control over the product or has the rights and intention to control the product.” Based on the terms of our contracts, a customer’s “control” is based on analysis of the following; (i) when a customer arranges their own shipping, and once the product has left our dock, Amerityre recognizes revenue for the product.  In effect by arranging their own shipping the customer is “taking control” of the product when it leaves our warehouse; or (ii) when a customer does not arrange their own shipping, we cannot recognize revenue until it is delivered and the customer takes “control” of the product.

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

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at June 30, 2020, totaling $487,633 with accumulated amortization of $394,728 for a net book value of $92,905. Patent and trademark costs have been capitalized at June 30, 2019, totaling $487,633 with accumulated amortization of $377,032 for a net book value of $110,601.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of June 30, 2020 and 2019, respectively, there were no pending patents.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- for the years ended June 30, 2020 and 2019, respectively.

Amortization expense for the years ended June 30, 2020 and 2019 was $17,696 and $22,004 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of FASB Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the fiscal years ended June 30, 2020 and June 30, 2019 reflect the impact of FASB ASC 718. Stock-based compensation expense recognized under FASB ASC 718 for the fiscal years ended June 30, 2020 and 2019 was $44,300 and $38,015, respectively, related to employee stock options and employee stock grants.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for fiscal years ended June 30, 2020 and June 30, 2019 assume all awards will vest; therefore no reduction has been made for estimated forfeitures.

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

During fiscal year 2020, the Company achieved record positive annual net income (before preferred dividends), reversing a prior year net loss. The following summary table presents a comparison of our results of operations for the fiscal years ended June 30, 2020 and June 30, 2019, with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

			Percent
	Fiscal Years Ended June 30,		Change
	(in 000’s)
	2020	2019	2020 vs. 2019
Net revenues	$3,941	$3,590	9.8%
Cost of revenues	(2,839)	(2,536)	11.9%
Gross profit	1,103	1,054	4.6%
Research and development expenses	(118)	(92)	28.3%
Sales and marketing expense	(193)	(198)	(2.5)%
General and administrative expense (1)	(744)	(746)	(0.3)%
Loss on assets, due to write down or disposal	(17)	-	100%
Other income (expense)	12	23	(47.8)%
Net income	43	41	7.5%
Preferred stock dividend	(83)	(100)	(17.0)%
Net loss attributable to common shareholders	$(40)	$(59)	(33.3)%

(1)  Includes stock-based compensation expense of $44,300 and $38,015 for the fiscal years ended June 30, 2020 and 2019, respectively.

Year Ended June 30, 2020 Compared to the Year Ended June 30, 2019

Net revenues. Net revenues of $3,941,204 for the year ended June 30, 2020, represents an increase of $350,987 or 9.8%, over net revenues of $3,590,217 during the year ended June 30, 2019.  We achieved our highest annual sales revenue since fiscal year 2015,despite the negative effect of COVID-19 on product demand during the fiscal year 2020 4th quarter .

Cost of revenues.  Cost of revenues for the year ended June 30, 2020 was $2,838,667 or 72.0% of revenues compared to $2,536,581 or 70.7% of revenues for the year ended June 30, 2019. Slightly higher raw material costs along with the effect of selling lower margin products were the main drivers of performance.

Gross Profit.  Gross profit for the year ended June 30, 2020 of $1,102,537 represents a 4.6% increase over gross profit of $1,053,636 for the year ended June 30, 2019. The fiscal year 2020 gross profit reflects a 28.0% gross margin for product sales compared to a gross margin on product sales of 29.3% for fiscal 2019. While our overall gross profit did increase 4.6% due to higher sales, the gross profit margin decreased year over year due higher costs listed above. The higher sales allowed us to increase total gross profit despite lower gross margins.

Research and Development expenses.  Research and development expense of $117,525 for the year ended June 30, 2020 represents a 28.3% increase over the same expense of $91,680 for the year ended June 30, 2019. The difference between periods is attributed to costs of a bike tire evaluation program during fiscal year 2020 and contractor costs for new tire development. We continue to invest in product formulation and new product development where appropriate to support our business plan.

Sales and Marketing expenses.  Sales and marketing expense of $192,951 for the year ended June 30, 2020 represents a 2.5% decrease over expenses of $197,545 for the year ended June 30, 2019. The difference between periods relates to lower sales commission expense due to the mix of products sold, when compared to the same period in 2019.

General and Administrative expenses. General and administrative expenses of $744,525 for the year ended June 30, 2020 represents a 0.3% decrease over the same expense of $746,876 for the year ended June 30, 2019.  We continue to control costs and find more efficient ways to conduct our business activities.

Other Income (Expense).  Other expense of $5,003 for the year ended June 30, 2020 includes charges for impairment of equipment available for sale and the write down of obsolete inventory. Other income of $23,477 in the year ended June 30, 2019 is reflective of the receipt of a federal grant from the USDA to upgrade our facility lighting.

Net Income. The net income for the year ended June 30, 2020 of $42,533 represents a 7.5% increase from the $41,012 net income for the year ended June 30, 2019. Despite the negative impact of COVID -19 on 4th quarter fiscal year 2020 sales performance and the one-time expenses mentioned above this net income result represents a record year for Amerityre profitability.

Liquidity and Capital Resources

Cash Flows

The following table sets forth our cash flows for the fiscal years ended June 30, 2020 and 2019.

	Years ended June 30,
	(in 000’s)
	2020	2019
Net cash provided by operating activities	$42	$485
Net cash used in investing activities	(56)	(105)
Net cash provided by/(used in) financing activities	124	(37)
Net increase in cash during period	$110	$343

Net Cash Provided By Operating Activities. Our primary sources of operating cash during fiscal year 2020 came from our net income and collection of accounts receivable and sales of inventory, offset by lower accounts payable and lease liability balances at year end due to the timing of payment of our accounts payable. Net cash provided by operating activities was $41,809for the year ended June 30, 2020 compared to net cash provided of $484,659 for the same period in 2019.

Non-cash items include depreciation and amortization and stock-based compensation. Our net income was $42,533 for the year ended June 30, 2020 compared to a net income of $41,012 for the same period in 2019.  The net income for fiscal year 2020 included non-cash expenses for stock-based compensation (primarily stock issued) of $44,300 and a significant increase in amortization expense related to our right to use operating lease for our facility.  In fiscal year 2019, stock-based compensation (both stock issued and options) totaled $38,015 and our liability related to our right to use operating lease was lower due to coming to the end of one lease period and adopting the new lease accounting standard.

Net Cash Used In Investing Activities.  Net cash used by investing activities was $56,488 for the year ended June 30, 2020 and $104,504 for the same period in 2019.   In fiscal year 2020, we invested in manufacturing equipment and upgraded our in-house computer infrastructure and server. In fiscal year 2019, we upgraded our plant lighting.

Net Cash Provided By/(Used In) Financing Activities.  Net cash provided by financing activities was $124,409 for the year ended June 30, 2020, versus $36,983 used for the same period in 2019. In line with the Company’s initiative to pay off high interest term debt, a total of $25,161 was used in financing activities to retire our long term debt for the year ended June 30, 2020 and $36,983 for the same period in 2019. In the fourth quarter of fiscal year 2020 the Company secured a Small Business Administration Paycheck Protection Program loan for $149,570.

Our principal sources of liquidity consist of cash and payments received from our customers.  In February 2020, the Company secured a $50,000 line of credit with a local community bank. As of June 30, 2020, the line had not been used. In April 2020, the Company secured a Small Business Administration Paycheck Protection Program loan for $149,570, which has a term of 2 years at 1% interest. The first payment is expected to be due on or about November 15, 2020. However, an analysis of the terms of the loan leads management to conclude that it is likely that the Company can meet all requirements necessary to have this loan forgiven before any loan payments need to be made, provided the Small Business Administration finalizes the forgiveness application process in the fiscal 1st quarter of 2021.

Historically, management has been reluctant to pursue financing at terms that subject the Company to the high costs of debt, or raise money through the sale of equity at prices we believe do not reflect the true value of the Company.

As part of its effort to maintain adequate working capital levels, Amerityre did not declare dividends on its preferred stock since June 2016. These unpaid dividends have accrued in the amount of $25,000 per quarter since that time. The preferred stock automatically converted on May 13, 2020 into 20,000,000 shares of common stock.

We continue to have access to a short-term receivable factoring agreement with a third party to sell our receivable invoices. This agreement enables us to sell individual customer invoices for faster cash flow to the Company. As of September 9, 2020, we have not needed to activate this financing option due to increased focus on enforcement of established collection policies and proactive communication with customers.

Cash Position, Outstanding Indebtedness, and Future Capital Requirements

At September 9, 2019, our total cash balance was $522,272, none of which is restricted; accounts receivables were $303,800; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $570,430. Our total indebtedness was $1,219,827 and includes $382,568 in accounts payable, $63,514 in accrued expenses, $2,776 in deferred revenue, $230,583 in current portion of long-term debt, and $540,385 in long-term debt.

We continue to take actions to improve our liquidity and access to capital resources. To fully execute the annual strategic business plan discussed during our shareholder meeting in December 2019, we require more capital resources. However, management continues to maintain that an equity financing in the current market environment would be too dilutive and not in the best interests of our shareholders. We have been successful in securing a line of credit with our bank, and additional financing was secured in April 2020 from the U.S. government Paycheck Protection Program, a Small Business Administration loan program initiated to combat the negative effects of COVID-19 on U.S. small businesses. These new sources of liquidity have been key tools to help the Company overcome negative effects of the coronavirus on our business.

We are focused on the sale and distribution of profitable product lines. Management continues to look for further financing facilities at affordable terms that will allow the Company to maintain sufficient raw material and finished goods inventory to capitalize on sales growth opportunities. We are limiting our capital expenditures to that required to maintain current manufacturing capability or support key business initiatives identified in our strategic sales plan.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended June 30, 2020, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  We expect to limit manufacturing and sales operation investments beyond the current level until the negative effects of the COVID-19 pandemic can be quantified and addressed. Although we believe that the economy will ultimately improve over this 12-month period, we cannot assure that the economy will rebound as anticipated. If either the pandemic does not sufficiently abate or the economic consequences are more severe, we may lack sufficient working capital to meet our needs for the next 12 months.

The Company has, on occasion, instituted initiatives to incentivize sales of slower-moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory, promote individual product lines, and improve our cash flow.

As of September 9, 2020, the Company has approximately 25,707,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary, to raise new funds.

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

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the negative impact of COVID-19 on our business and the economy, our profitability and future growth, including with respect to our customer base and our ability to expand our operations and products into international markets, economic conditions in general and in the agricultural market in particular, tariffs imposed by China and the U.S. arising from the current geo-political tension between those jurisdictions, our ability to pursue future financings, our sales prospects in light of new products, increased sales and resulting profits, continued strength of our current polyurethane foam tire market segment, our ability to timely obtain raw materials at reasonable costs and in sufficient quantities to manufacture products and meet consumer demand, our ability to have all or a portion of our Paycheck Protection Program loan forgiven and the amount that will ultimately be forgiven, and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in this report. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the duration and significance of negative economic conditions resulting from the COVID-19 pandemic and government, customer and supplier actions in response thereto, demand for our products and the growth rate of our customer base and operations in the wake of the COVID-19 pandemic. Further information on the risks and uncertainties affecting our business is contained in Part I. Item 1A. – Risk Factors. New risk factors emerge from time-to-time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements described in this report, whether as a result of new information, future events, changed circumstances or any other reason after the date this report is filed.

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

The Company’s management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on its assessment, the Company’s management has concluded that, as of June 30, 2020, the Company’s system of internal controls over financial reporting was effective in providing reasonable assurance based on those criteria.  The Company used the 2013 version of the COSO framework.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

 Disclosure Controls and Procedures

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

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our Proxy Statement related to our 2020 Annual Meeting of Shareholders, which will be filed with the SEC not later than October 28, 2020 (120 days after the end of the fiscal year covered by this Annual Report on Form 10-K).

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

3.                Exhibits:

 The exhibits to this report are listed on the Exhibit Index below.

(b)           Description of exhibits

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation of the Company	8-A12G	10/28/02	3.01
3.2	Certificate of Amendment to the Articles of Incorporation of the Company	8-A12G	10/28/02	3.01
3.3	Certificate of Amendment to the Articles of Incorporation	10-Q	2/14/13	3(i)
3.4	Certificate of Amendment to the Articles of Incorporation	8-K	6/1/20	3.1
3.5	Bylaws of the Company	8-K	9/25/13	3.02
3.6	Certificate of Amendment to the 2013 Series Convertible Preferred Stock	8-K	4/28/20	3.1
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934				Filed
10.1	Employment Agreement between the Company and Michael Sullivan	8-K	12/20/19	5.02
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 11, 2020

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of September 2020.

/s/ Michael F. Sullivan	/s/ David Clark
Michael F. Sullivan Chairman of the Board	David Clark Director

/s/ David Hollister	/s/ George Stoddard
David Hollister Director	George Stoddard Director

/s/ Terry Gilland
Terry Gilland Director

AMERITYRE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Amerityre Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Amerityre Corporation (the Company) as of June 30, 2020, and 2019, and the related statements of operation, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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
Salt Lake City, Utah
September 11, 2020

AMERITYRE CORPORATION

Balance Sheets

	June 30, 2020	June 30, 2019
ASSETS

CURRENT ASSETS
Cash	$666,756	$557,026
Accounts receivable	292,642	277,690
Current inventory – net	493,892	448,407
Prepaid and other current assets	86,467	82,596
Total Current Assets	1,539,757	1,365,719

RIGHT TO USE LEASE ASSETS, OPERATING, NET	692,007	845,256

PROPERTY AND EQUIPMENT
Molds and models	583,611	583,611
Equipment	3,037,474	3,003,797
Furniture and fixtures	73,423	66,173
Software	247,610	247,610
Less – accumulated depreciation	(3,816,004)	(3,763,672)
Total Property and Equipment - net	126,114	137,519

OTHER ASSETS
Patents and trademarks – net	92,905	110,601
Non-current inventory	300,778	269,824
Deposits	11,000	11,000
Total Other Assets	404,683	391,425
TOTAL ASSETS	$2,762,561	$2,739,919

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$691,962	$649,046
Current portion of long-term debt	59,440	13,609
Current portion of lease liability	145,800	141,000
Deferred revenue	12,192	19,408
Total Current Liabilities	909,394	823,063

Long-term debt, net of current portion	153,996	75,418
Long-term lease liability, net of current portion	448,200	594,000
TOTAL LIABILITIES	1,511,590	1,492,481

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: 5,000,000 shares authorized of $0.001 par value, -0- and 2,000,000 shares issued and outstanding, respectively	-	2,000
Common stock: 100,000,000 shares authorized of $0.001 par value, 70,172,868 and 47,727,867 shares issued and outstanding, respectively	70,173	47,728
Additional paid-in capital	62,719,473	62,695,035
Stock payable	-	583
Accumulated deficit	(61,538,675)	(61,497,908)
Total Stockholders’ Equity	1,250,971	1,247,438
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,762,561	$2,739,919

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Operations

	For the Years Ended June 30,
	2020	2019

NET SALES	$3,941,204	$3,590,217

COST OF REVENUES	2,838,667	2,536,581

GROSS PROFIT	1,102,537	1,053,636

EXPENSES
Research and development	117,525	91,680
Sales and marketing	192,951	197,545
General and administrative	744,525	746,876

Total Expenses	1,055,001	1,036,101

INCOME FROM OPERATIONS	47,536	17,535

OTHER (EXPENSE)/ INCOME
Interest expense	(1,223)	(3,658)
Loss on assets, due to impairment	(17,226)	-
Other income	13,446	27,135

Total Other (Expense) Income	(5,003)	23,477

NET INCOME	42,533	41,012

Preferred Stock Dividend	(83,300)	(100,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(40,767)	$(58,988)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	51,123,318	45,897,154

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit
Balance, June 30, 2018	2,000,000	2,000	44,476,346	44,476	62,638,754	14,601	(61,438,919)
Preferred stock dividends	-	-	-	-	-	-	(100,000)
Stock option based compensation expense – options	-	-	-	-	3,868	-	-
Stock based compensation expense for employee and Board of Director service	-	-	3,251,521	3,252	52,413	(14,017)	-
Net income for the year ended June 30, 2019	-	-	-	-	-	-	41,012
Balance, June 30, 2019	2,000,000	2,000	47,727,867	$47,728	$62,695,035	$583	$(61,497,908)
Preferred stock dividends	-	-	-	-	-	-	(83,300)
Preferred stock conversion to common stock	(2,000,000)	(2,000)	20,000,000	20,000	(18,000)	-	-
Stock based compensation expense for employee and Board of Director service	-	-	2,445,001	2,445	42,438	(583)	-
Net income for the year ended June 30, 2020	-	-	-	-	-	-	42,533
Balance, June 30, 2020	-	$-	70,172,868	$70,173	$62,719,473	$-	$(61,538,675)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Cash Flows

	For the Years Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,533	$41,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	238,838	90,799
Stock based compensation, employee and Board of Directors	44,300	38,015
Loss on assets, due to impairment	17,226	-
Changes in operating assets and liabilities:
Accounts receivable	(14,952)	132,735
Prepaid and other current assets	(3,870)	1,570
Inventory and change in inventory reserve	(93,667)	4,945
Accounts payable and accrued expenses	(40,383)	176,887
Deferred revenue	(7,216)	(1,304)
Lease liability, operating lease	(141,000)	-
Net Cash Provided by Operating Activities	41,809	484,659
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(56,488)	(26,202)
Cash paid for leasehold improvements of an operating lease asset	-	(78,302)
Net Cash Provided by/ (Used in) Investing Activities	(56,488)	(104,504)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	149,570	-
Payments on notes payable	(25,161)	(36,983)
Net Cash Used by Financing Activities	124,409	(36,983)
NET INCREASE IN CASH	109,730	343,172
CASH AT BEGINNING OF YEAR	557,026	213,854
CASH AT END OF YEAR	$666,756	$557,026

NON-CASH FINANCING ACTIVITIES

Interest paid	$1,223	$3,658
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Accrued preferred stock dividends	$83,300	$100,000
Issuance of stock for stock payable	$583	$14,017
Preferred stock conversion to common stock	$2,000	$-
Application of last payment of lease liability prepaid in previous period	$-	$726
Reclassifications of accrued expense to stock payable	$-	$7,500
Recognition of operating lease right to use asset and related liability	$-	$735,000

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2020 and 2019

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

Concentrations of Risk

The Company places its cash accounts with high credit quality financial institutions and generally limits the amount of credit exposure to the amount in excess of the FDIC insurance coverage limit of $250,000 for interest bearing accounts.  As of June 30, 2020 and 2019, the Company had one account exceeding this amount at each year end.  The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk to cash.

Credit losses, if any, have been provided for in the financial statements and are based on management’s expectations. The Company’s accounts receivables are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual risks or significant risks in the normal course of its business.

We have one customer who accounted for 27% of our sales for the year ended June 30, 2020. This same customer accounted for 16% of our sales for the year ended June 30, 2019

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  As of June 30, 2020 and 2019, respectively, we had no cash equivalents.

Trade Receivables

We generally charge-off trade receivables that are more than 120 days outstanding as bad-debt expense, unless management believes the amount to be collectable. The charge-off amounts are included in general and administrative expenses.   As of June 30, 2020 and 2019, the reserve for uncollectible accounts was $0, respectively.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2020 and 2019

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or net realizable value.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	June 30,
	2020	2019
Raw materials	$263,573	$221,767
Finished goods	618,104	557,977
Inventory reserve	(87,006)	(61,513)
Inventory – net (current and long term)	$794,671	$718,231

Our inventory reserve reflects items that were deemed to be defective or obsolete based on an analysis of all inventories on hand.

In fiscal years 2020 and 2019, the Company critically reviewed all slow moving inventory to determine if defective or obsolete.  If not defective or obsolete, but slow moving, we presented these items as non-current inventory, although all inventory is ready and available for sale at any moment.

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

June 30, 2020 and 2019

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

Depreciation expense for the years ended June 30, 2020 and 2019 was $67,893 and $59,995, respectively.

Patents and Trademarks

Patent and trademark costs have been capitalized at June 30, 2020, totaling $487,633 with accumulated amortization of $394,728 for a net book value of $92,905. Patent and trademark costs capitalized at June 30, 2019, totaled $487,633 with accumulated amortization of $377,032 for a net book value of $110,601.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of June 30, 2020 and 2019, respectively, there were no pending patents.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- for the years ended June 30, 2020 and 2019, respectively.

Amortization expense for the years ended June 30, 2020 and 2019 was $17,696 and $22,004 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

●	any changes in the market relating to the patents that would decrease the life of the asset;
●	any adverse change in the extent or manner in which the patents are being used;
●	any significant adverse change in legal factors relating to the use of the patents;
●	current period operating or cash flow loss combined with our history of operating or cash flow losses;
●	future cash flow values based on the expectation of commercialization through licensing; and
●	current expectations that, more likely than not, the patents will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

The estimated amortization expense, based on current intangible balances, for the next five fiscal years beginning July 1, 2020 is as follows:

2021	$16,927
2022	$17,763
2023	$13,896
2024	$16,337
2025	$7,464
Thereafter	$20,518

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2020 and 2019

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the fiscal years ended June 30, 2020 and 2019 reflect the impact of FASB ASC 718. Stock-based compensation expense recognized under FASB ASC 718 for the fiscal years ended June 30, 2020 and 2019 was $44,300 and $38,015, respectively, related to employee stock options and employee stock grants.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for fiscal years ended June 30, 2020 and 2019 assume all awards will vest; therefore no reduction has been made for estimated forfeitures.

Basic and Fully Diluted Net Loss per Share

Basic and Fully Diluted net income per share is computed using the weighted-average number of common shares outstanding during the period.

The Company’s outstanding stock options, warrants, stock grants not yet earned and shares issuable upon conversion of outstanding convertible notes, if any, have been excluded from the diluted net loss per share calculation. The Company excluded a total of 2,870,000 and 3,970,000 common stock equivalents for the years ended June 30, 2020 and 2019, respectively because they are anti-dilutive.

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

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2020 and 2019

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Net deferred tax assets consist of the following components as of June 30, 2020 and 2019:

	2020	2019
Deferred tax assets:
Net operating loss (“NOL”) carryover	$8,892,000	$8,946,000
Section 1231 loss carryover	200	19,000
Inventory reserve	18,300	12,900
R & D carryover	207,100	207,100
Related party accruals	4,300	7,400
Deferred revenue	2,600	4,100
Deferred tax liabilities:
Depreciation	29,700	(9,400)
Valuation allowance	(9,154,200)	(9,187,100)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2020 and 2019 due to the following:

	2020	2019
Book income (loss) tax effected	$8,900	$8,600
Depreciation	6,200	6,800
Nondeductible expenses	9,300	8,000
Inventory reserve	5,400	100
Deferred revenue	(1,500)	(300)
Related party accruals	(3,000)	7,400
Loss on asset impairment	3,800	-
Valuation allowance	(29,100)	(30,600)
	$-	$-

At June 30, 2020, the Company had net operating loss carry-forwards of approximately $42,343,000 that may be offset against future taxable income. Effective with tax years beginning June 30, 2018, future net operating losses may be offset against future taxable income, subject to annual limitations. No tax benefit has been reported in the June 30, 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2020 and 2019

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

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of June 30, 2020 the Company had no accrued interest or penalties related to uncertain tax positions.

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

June 30, 2020 and 2019

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

Revenue for our products is recognized at the time in which our performance obligation is satisfied which we have defined as “control” of the product by the customer. “Control” is defined as a customer having “rights/obligations of physical control over the product or has the rights and intention to control the product.” Based on the terms of our contracts, a customer’s “control” is based on analysis of the following; (i) when a customer arranges their own shipping, and once the product has left our dock, Amerityre recognizes revenue for the product.  In effect by arranging their own shipping the customer is “taking control” of the product when it leaves our warehouse; or (ii) when a customer does not arrange their own shipping, we cannot recognize revenue until it is delivered and the customer takes “control” of the product. Due to a very robust process to determine when control, as described above, occurs, there is limited judgement applied in the above process. In cases where we enter into sales arrangements with customers for non-standard products, such as custom formulation materials, revenue items are recognized as separate and distinct contracts with revenue recognition occurring upon acceptance by the customer. These types of transactions have been historically rare and non-routine in nature. We had no revenue from these types of transactions in either fiscal year 2020 or 2019.

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

Deferred revenue was $12,192, inclusive of $120 of shipping and handling revenue (see below), as of June 30, 2020.  Deferred revenue was $19,408, inclusive of $1,993 of shipping and handling revenue, as of June 30, 2019.

Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred.  However, due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related product revenue is also recognized.

The result of this accounting is a deferral of $120 as of June 30, 2020 and $1,993 as of June 30, 2019.

Product Warranties

The Company’s standard sales terms include a limited warranty on workmanship and materials to the original purchaser if items sold are used in the service for which they are intended. Specifically the Company warrants wheels, bearings, and bushings for one year from the date of purchase. Due to historical warranty results, we recognize warranty expense based on actual warranty recognition as historical rates for accrual are inconsistent and infrequent.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended June 30, 2020 and 2019 was $3,000 and $3,090, respectively.

Sales Tax

In accordance with FASB ASC 605-45, formerly EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement, the Company accounts for sales taxes and value added taxes imposed on its good and services on a net basis in the Statement of Operations.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2020 and 2019

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standards Updates which are not effective until after April 30, 2020, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 2 – DEBT

A former board member, Silas O. Kines, who passed away on January 11, 2012, was also the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long term liability recorded on the transaction.  As of June 30, 2020, $2,000 and $61,867 (2019, $2,000 and $62,089) were recorded for the current and long-term portion, respectively, of the related liability.

In February 2020, the Company secured a $50,000 line of credit from its bank for working capital coverage. As of June 30, 2020 the debt associated with this line was $0.

In April 2020, the Company secured a loan from the Small Business Administration Paycheck Protection Program. The loan amount is $149,570 and has a term of 2 years at 1% interest. Per the terms of the loan, the first payment is expected on or about November 15, 2020, unless the loan is fully forgiven. All or a portion of the loan can be forgiven to the extent that at least 60% of the loan proceeds are used for payroll costs and the Company does not reduce its total number of employees or reduce employee salaries or wages by 25% or more during the covered period of the loan.

In June 2016, the Company executed a term note with U.S. Bank to finance critical manufacturing equipment and operating enhancements.  Manufacturing equipment of approximately $29,000 was placed into service in July 2016.  The majority of the remaining operating enhancements were placed in service in fiscal year 2017.  Total amount financed was $55,068, at 5.59% interest, with payments of $1,059 due for 60 months starting July 2016. In the 3rd quarter of fiscal year 2020 we were able to pay off this term bank financing without any pre-payment penalty.

In July 2016, the Company executed a term note with U.S. Bank to finance critical plant facility equipment which was placed into service in July 2016.  The total amount financed was $37,666 at 5.59% interest, with payments of $720 due for 60 months starting October 2016. In the 4th quarter of fiscal year 2019 we were able to pay off this term bank financing without any pre-payment penalty.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Paycheck Protection Program	$149,570	$58,190	$91,380	$-	$-

NOTE 3 – RIGHT TO USE LEASE ASSETS

Based on our lease accounting policy, we have identified the following operating leases. As of June 30, 2020, we have no financing leases:

	For the Years Ended June 30,
	2020	2019
Facility lease	$594,000	$735,000
Leasehold improvements related to our facility	280,376	280,376
Accumulated amortization – leasehold improvements	(182,369)	(170,120)
Right to use leased assets, operating, net	$692,007	$845,256

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2020 and 2019

In March 2019, we negotiated a five year extension of the lease on our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building.  We currently occupy all 49,200 square feet, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  Our remaining liability under this agreement is $629,250 payable at amounts ranging from $12,150 to $12,600 a month until June 30, 2024.

Total lease costs for the years ended June 30, 2020 and 2019 was $141,000 and $138,000, respectively.

NOTE 4 – STOCK TRANSACTIONS

During the years ended June 30, 2020 and 2019, the Company had the following stock transactions:

On December 13, 2013, the Board of Directors approved a resolution designating 2,000,000 shares of preferred stock, $0.001 par value, as 2013 Series Convertible Preferred Stock (the “2013 Series Shares”).  On December 18, 2013, the Company filed a Certificate of Designation with the Nevada Secretary of State for the 2013 Series Convertible Preferred Stock, which was approved by the Nevada Secretary of State on December 19, 2013.  The 2013 Series Shares have voting rights only on any matters directly affecting the rights and privileges of the 2013 Series Shares.  The 2013 Series Shares have a liquidation preference amounting to a return of the initial par value per share only, with no further participation in any distributions to other shareholders.  Any issued 2013 Series Shares will convert into 20 million shares of the Company’s common stock (1) at any time at the election of the holder; or (2) automatically on the date that is six years after the date of original issuance of the shares or April 2020.  Lastly, the 2013 Series Shares contain a quarterly cash dividend rate of 1.25% of the original issuance price of $1.00 per share or $83,300 for year ended June 30, 2020 and $100,000 for the year ended June 30, 2019, respectively.  In 2016, management notified our preferred shareholder that we are suspending future payments of their preferred cash dividend payments, so the Company can increase its working capital levels. Accrued preferred shareholder dividends were $408,300 as of June 30, 2020 and $325,000 as of June 30, 2019.

On April 28, 2020, the Company filed Certificate of Amendment with the Nevada Secretary of State amending the 2013 Series Shares to remove section 3.06 on limitation on conversions. On May 13, 2020 the holder of the 2013 Series Shares converted all 2,000,000 preferred shares into 20,000,000 shares of common stock.

On May 28, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State increasing its authorized shares of common stock from 75,000,000 to 100,000,000.

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

On July 20, 2018, in association with the Company’s year-end close and results, the Compensation Committee of the Board approved a discretionary bonus to the Company’s Chief Executive Officer of which half was paid in stock. This resulted in 375,000 shares of stock being issued in fiscal year 2019.

On September 26, 2018, the Company replaced and extended the Chief Executive Officer’s Employment Agreement.  The Agreement extended his term of employment to December 31, 2019.  Inclusive in this new Agreement is a stock award of 1.98 million shares of the Company’s common stock vesting ratably over 12 months (January 2019 – December 2019), valued at a fixed rate of $0.0163, the closing stock price on September 28, 2018.  As of June 30, 2020, all of these shares have vested and were issued.

As of November 28, 2018, 350,000 shares were granted to the Company’s Board of Director’s as Board compensation for the term ending November 2019.  Each non-executive Board member receives 75,000 shares, with the Audit Committee Chair receiving 125,000 shares.  The shares vest ratably December 2018 – November 2019, valued at $0.02 the closing stock price on November 28, 2018.  As of June 30, 2020, all of these shares have vested and were issued.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2020 and 2019

On January 2, 2019, 60,000 shares were granted to the Company’s Chief Financial Officer as part of her employment renewal.  The shares are valued at $0.02, the closing stock price as of January 2, 2019 and vest ratably through December 2019.  As of June 30, 2020, all of these shares have vested and were issued.

On December 18, 2019, the Company renewed the Chief Executive Officer’s Employment Agreement.  The new Agreement extends his term of employment to December 31, 2020.  Inclusive in this new Agreement is a stock award of 1.98 million shares of the Company’s common stock vesting ratably over 12 months (January 2020 – December 2020), valued at a fixed rate of $0.0192, the average price per share of the Company’s common stock for the period December 24, 2019 to December 31, 2019. As of June 30, 2020, 990,000 shares of stock vested and were issued.

On January 22, 2020, 60,000 shares of common stock were granted to the Company’s Chief Financial Officer as part of her employment renewal.  The shares are valued as of January 21, 2020 and vest ratably on a quarterly basis through December 2020.  No additional changes were made to her compensation on renewal of her employment. As of June 30, 2020, 30,000 shares of stock vested and were issued.

On January 24, 2020, 460,000 shares of common stock were granted to the Company’s Board members as compensation for the term ending November 2020.  Each non-executive Board member receives 93,750 shares, with the Audit Committee Chair receiving 156,250 shares and the Compensation Committee Chair receiving 116,250 shares.  The shares vest ratably on a monthly basis over the January 2020 – November 2020 period. The shares are valued at $0.02, the closing price per share of our common stock on January 24, 2020. As of June 30, 2020, 230,000 shares of stock vested and were issued.

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

After an analysis of the Company’s stock option expirations and in association with the Company’s desire to retain its Chief Executive Officer, the Board of Directors approved the termination of the 2017 Omnibus Stock Option and Award Plan on December 4, 2019. Any stock instrument available but unencumbered under this plan was also released.

On December 4, 2019, the Board of Directors adopted the 2019 Equity Incentive Plan which contains provisions for up to 2,500,000 stock-based instruments to be granted to employees, consultants and directors.

A summary of the status of our outstanding stock options as of June 30, 2020 and June 30, 2019 and changes during the years then ended is presented below:

	June 30, 2020			June 30, 2019
		Weight Average	Intrinsic		Weight Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	3,970,000	$0.12		3,730,000	$0.13
Granted	-	$0.00		480,000	$0.10
Expired/Cancelled	(1,100,000)	$0.14		(240,000)	$0.10
Exercised	-	$0.00		-	$0.00
Outstanding end of period	2,870,000	$0.12	$-	3,970,000	$0.12	$-
Exercisable	2,870,000	$0.12	$-	3,970,000	$0.12	$-

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2020 and 2019

The following table summarizes the range of outstanding and exercisable options as of June 30, 2020:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2020	Weighted Average Remaining Contractual Life
$0.08	150,000	1.42	$0.08	150,000	1.42
$0.10	1,920,000	0.69	$0.10	1,920,000	0.69
$0.17	800,000	0.92	$0.17	800,000	0.92
	2,870,000			2,870,000

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all activity through September 11, 2020 (the date the Financial Statements were available to be issued) and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.