Form 10-Q
period 2020-09-30
AMERITYRE CORP
filed 2020-11-12
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2020

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

The number of shares outstanding of Registrant’s Common Stock as of November 9, 2020: 70,172,868

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERITYRE CORPORATION

Balance Sheets

	September 30, 2020	June 30, 2020
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$619,000	$666,756
Accounts receivable	323,253	292,642
Current inventory - net	489,070	493,892
Prepaid and other current assets	119,534	86,467
Total Current Assets	1,550,857	1,539,757

RIGHT TO USE LEASE ASSETS, OPERATING, NET	652,495	692,007

PROPERTY AND EQUIPMENT
Molds and models	583,611	583,611
Equipment	2,927,269	3,037,474
Furniture and fixtures	73,423	73,423
Software	247,610	247,610
Less – accumulated depreciation	(3,715,407)	(3,816,004)
Property and Equipment - net	116,506	126,114

OTHER ASSETS
Patents and trademarks – net	88,479	92,905
Non-current inventory	318,745	300,778
Deposits	11,000	11,000
Total Other Assets	418,224	404,683
TOTAL ASSETS	$2,738,082	$2,762,561

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$632,615	$691,962
Current portion of long-term debt	92,844	59,440
Current portion of lease liability	146,250	145,800
Deferred revenue	17,667	12,192
Total Current Liabilities	889,376	909,394

Long-term debt	120,329	153,996
Long-term lease liability	411,300	448,200
TOTAL LIABILITIES	1,421,005	1,511,590

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock: 100,000,000 shares authorized of $0.001 par value, 70,172,868 and 70,172,868 shares issued and outstanding, respectively	70,173	70,173
Additional paid-in capital	62,719,473	62,719,473
Stock payable	12,323	-
Accumulated deficit	(61,484,892)	(61,538,675)
Total Stockholders’ Equity	1,317,077	1,250,971
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,738,082	$2,762,561

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,
	2020	2019

NET SALES	$1,051,286	$979,297

COST OF REVENUES	707,566	690,599

GROSS PROFIT	343,720	288,698

EXPENSES
Research and development	20,471	26,016
Sales and marketing	59,800	43,471
General and administrative	210,486	193,430

Total Expenses	290,757	262,917

INCOME FROM OPERATIONS	52,963	25,781

OTHER INCOME (EXPENSE)
Interest income	418	174
Interest expense	-	(335)
Loss on asset disposal	(2,853)	-
Other income	3,255	3,283

Total Other Income, net	820	3,122

NET INCOME	53,783	28,903

Preferred Stock Dividend	-	(25,000)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$53,783	$3,903

BASIC AND DILUTED INCOME PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	70,172,868	47,727,867

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit
Balance, June 30, 2019	2,000,000	$2,000	47,727,867	$47,728	$62,695,035	$583	$(61,497,908)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock option based compensation expense – options	-	-	-	-	-	-	-
Stock based compensation expense for employee and Board of Director service	-	-	-	-	-	10,119	-
Net income for the quarter	-	-	-	-	-	-	28,903
Balance, September 30, 2019	2,000,000	2,000	47,727,867	47,728	62,695,035	10,702	(61,494,005)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock option based compensation expense – options	-	-	-	-	-	-	-
Stock based compensation expense for employee and Board of Director service	-	-	1,195,001	1,195	19,042	(10,702)	-
Net loss for the quarter	-	-	-	-	-	-	38,395
Balance, December 31, 2019	2,000,000	2,000	48,922,868	48,923	62,714,077	-	(61,480,610)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock based compensation expense for employee and Board of Director service	-	-	-	-	-	12,323	-
Net income for the quarter	-	-	-	-	-	-	100,296
Balance, March 31, 2020	2,000,000	2,000	48,922,868	46,923	62,714,077	12,323	(61,497,908)
Preferred stock dividends	-	-	-	-	-	-	(8,300)
Preferred stock conversion to common stock	(2,000,000)	(2,000)	2,000,000	2,000	(18,000)
Stock based compensation expense for employee and Board of Director service	-	-	1,250,000	1,250	23,396	(12,323)	-
Net income for the quarter	-	-	-	-	-	-	32,467
Balance, June 30, 2020	-	-	70,172,868	70,173	62,719,473	-	(61,538,675)
Stock based compensation expense for employee and Board of Director service	-	-	-	-	-	12,323	-
Net income for the quarter	-	-	-	-	-	-	53,783
Balance, September 30, 2020	-	$-	70,172,868	$70,173	$62,719,473	$12,323	$(61,484,892)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,783	$28,903
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization expense	55,062	25,194
Stock based compensation	12,323	10,119
Loss on asset disposal	2,853	-
Changes in operating assets and liabilities:
Accounts receivable	(30,611)	(2,124)
Prepaid and other current assets	(39,668)	(14,276)
Inventory and any change in inventory reserve	(13,144)	(86,372)
Accounts payable and accrued expenses	(57,116)	(39,299)
Deferred revenue	5,475	(1,004)
Lease liability payable, operating lease	(36,450)	-
Net Cash Used by Operating Activities	(47,493)	(78,859)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(12,641)
Net Cash Used by Investing Activities	-	(12,641)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(263)	(2,842)
Net Cash Used by Financing Activities	(263)	(2,842)

NET DECREASE IN CASH	(47,756)	(94,342)
CASH AT BEGINNING OF PERIOD	666,756	557,026
CASH AT END OF PERIOD	$619,000	$462,684

NON-CASH FINANCING ACTIVITIES

Interest paid	$-	$335
Income taxes paid	-	-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Use of store inventory, capitalized as fixed asset	$6,600	$-
Accrued preferred stock dividends	$-	$25,000
Operating lease renewal, decrease in right to use asset and related liability	$-	$35,250

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Condensed Financial Statements

September 30, 2020

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2020 Annual Report on Form 10-K.  Operating results for the quarter ended September 30, 2020 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2021.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies disclosed herein have not changed since our audited financial statements and notes thereto included in our June 30, 2020 Annual Report on Form 10-K, except as noted below.

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

Deferred revenue was $17,667, inclusive of $1,633 of shipping and handling revenue (see below), as of September 30, 2020.  Deferred revenue was $18,404, inclusive of $45 of shipping and handling revenue (see below), as of September 30, 2019.

Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred.  Due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related revenue is also recognized.

The result of this accounting is a deferral of $1,633 as of September 30, 2020 and $45 as of September 30, 2019.

Basic and Fully Diluted Net Income (Loss) Per Share

Basic and Fully Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period.

Our outstanding stock options and warrants and shares issuable upon conversion of outstanding convertible notes have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 2,870,000 and 3,970,000 common stock equivalents for the quarters ended September 30, 2020 and 2019, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION

Notes to the Unaudited Condensed Financial Statements

September 30, 2020

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

	September 30, 2020	June 30, 2020
	(Unaudited)
Raw Materials	$227,096	$263,573
Finished Goods	670,015	618,104
Inventory reserve	(89,296)	(87,006)
Inventory – net (current and long term)	$807,815	$794,671

Our inventory reserve reflects items that were deemed to be defective or obsolete based on an analysis of all inventories on hand.

The Company critically reviews all slow moving inventory to determine if it is defective or obsolete.  If not defective or obsolete we present these items as non-current inventory, although all inventory is ready and available for sale at any moment.

NOTE 4 – RIGHT TO USE LEASE ASSETS

Based on our lease accounting policy, we have identified the following operating leases. As of September 30, 2020 we have no financing leases:

	September 30, 2020	June 30, 2020
	(Unaudited)
Facility lease	$557,550	$594,000
Leasehold improvements related to our facility	280,376	280,376
Accumulated amortization – leasehold improvements	(185,431)	(182,369)
Right to use leased assets, operating, net	$652,495	$692,007

In March 2019 we negotiated a five year extension of the lease on our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building.  We currently occupy all 49,200 square feet, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  Our remaining liability under this agreement is $557,550, payable at amounts ranging from $11,750 to $12,600 a month until June 30, 2024.

NOTE 5 – DEBT

A former board member, Silas O. Kines, who passed away on January 11, 2012, was also the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long term liability recorded on the transaction.  As of September 30, 2020, $2,000 and $61,604 (June 30, 2019, $2,000 and $62,089) were recorded for the current and long-term portion, respectively, of the related liability.

AMERITYRE CORPORATION

Notes to the Unaudited Condensed Financial Statements

September 30, 2020

In April 2020, the Company secured a loan from the Small Business Administration Paycheck Protection Program. The loan amount is $149,570 and has a term of 2 years at 1% interest. Per the terms of the loan, the first payment is expected on or about November 15, 2020, unless the loan is fully forgiven. All or a portion of the loan can be forgiven to the extent that at least 60% of the loan proceeds are used for payroll costs and the Company does not reduce its total number of employees or reduce employee salaries or wages by 25% or more during the covered period of the loan. In October 2020, the Company’s bank that brokered this loan has recommended full forgiveness be provided by the Small Business Administration.

NOTE 6 – STOCK TRANSACTIONS, OPTIONS AND WARRANTS

On July 22, 2020, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) which contains provisions for up to 2,500,000 stock-based instruments to be granted to employees, consultants and directors.

Effective September 24, 2020, the Company filed a withdraw of designation related to the 2013 Series Convertible Preferred Stock designation. In doing so, the State of Nevada also withdrew all preferred shares authorized. The Company will file a new designation authorizing preferred shares should this be needed in the future.

No stock or options have been granted as of September 30, 2020 or in fiscal year 2021.

A summary of the status of our outstanding stock options as of September 30, 2020 and June 30, 2020, and changes during these periods is presented below:

	September 30, 2020			June 30, 2020
		Weighted Average	Intrinsic		Weighted Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	2,870,000	$0.12		3,970,000	$0.12
Granted	-	$0.00			$0.00
Expired/Cancelled	-	$0.00		(1,100,000)	$0.10
Exercised	-	$0.00		-	$0.00
Outstanding end of period	2,870,000	$0.12	$-	2,870,000	$0.12	$-
Exercisable	2,870,000	$0.12	$-	2,870,000	$0.12	$-

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2020	Weighted Average Remaining Contractual Life
$0.08	150,000	1.17	$0.08	150,000	1.17
$0.10	1,920,000	0.44	$0.10	1,920,000	0.44
$0.17	800,000	0.67	$0.17	800,000	0.67
	2,870,000			2,870,000

NOTE 7 – SUBSEQUENT EVENTS

In October 2020, the Company’s bank that brokered the Company’s Small Business Administration Paycheck Protection Program loan has recommended full forgiveness be provided by the Small Business Administration.

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

Due to the effect of COVID-19, we experienced lower than expected demand for our polyurethane foam tires in the 4th quarter of fiscal year 2020. However, sales have rebounded from a heavily depressed level in May 2020, and current sales levels are comparable to sales levels experienced pre-COVID. Sales for the fiscal first quarter 2021 were 7.4% higher than the sales level in fiscal first quarter 2020. Some of these sales are likely “catch up” sales related to the reopening of our customers from the COVID shutdown, but we are seeing similar strong sales trends that we saw last year during the pre-COVID period

Polyurethane Elastomer Industrial Tires – Overall sales volumes of our forklift tires remain small, less than 0.1% of our total sales revenue. Price sensitive consumers continue to favor imported solid rubber press-on forklift tires rather than our products. Due to other project priorities, we do not plan to devote significant resources towards promoting this product line.

The Company continues to see greater interest in its light-density elastomer formulation for use in tire applications where customers need higher abrasion resistance and load bearing capability. Elastothane TM 500 formulation provides better performance in these areas compared to our closed cell foam formulation. Lawn and garden tires continue to drive increased sales of this formulation We continue to believe this new formulation represents a significant upside opportunity for our product portfolio.

Agricultural Tires – Agricultural tires sales continue again to be negatively impacted by poor farm income levels. However, we have seen some recent strength in farm commodity prices which may improve the financial position of farmers and allow them to restart spending on equipment upgrades. However, we are not convinced yet that the prospect for improved agricultural commodity pricing will continue. We continue to approach OEMs and large distributors about promoting and utilizing our tires for certain applications, but their belief that farmers will not pay extra for a premium product has limited our success to date. The introduction of our ElastothaneTM 500 formulation has enabled us to offer a better product alternative for abrasive applications.

We believe investment in R&D for new and improved products is important to the continued growth and success of our overall business, and we will selectively invest in promising opportunities that can be supported within our current financial model. We have several product evaluation programs ongoing which have the potential to develop into significant future business. We expect our current R&D investments to continue to prove to be a prudent investment of our capital resources.

As described above, our product line covers diverse market segments which are unrelated in terms of customer base, product distribution, market demands and competition. Our external sales team is comprised of independent manufacturer representatives, whose experience is complementary to our product portfolio.  The Company’s continued emphasis on proper product pricing and new marketing campaigns continue to drive more profitable sales.   Our website educates the marketplace about our products as well as generates some online sales.

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

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at September 30, 2020, totaling $487,633 with accumulated amortization of $399,154 for a net book value of $88,479. Patent and trademark costs capitalized at September 30, 2019, the prior year, totaled $487,633 with accumulated amortization of $381,456 for a net book value of $106,177.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of September 30, 2020 and 2019, respectively, there were no pending patents.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- for each of the periods ended September 30, 2020 and 2019, respectively.

Amortization expense for the years ended September 30, 2020 and 2019 was $4,425 and $4,425 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

The following summary table presents a comparison of our results of operations for the fiscal quarters ended September 30, 2020 and 2019 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Month Period Ended September 30,		Percent Change
	(in 000’s)
	2020	2019	2020 vs. 2019
Net revenues	$1,051	$979	7.4%
Cost of revenues	(708)	(690)	2.5%
Gross profit	343	289	18.7%
Research and development expenses	(20)	(26)	(23.1)%
Sales and marketing expense	(60)	(43)	39.5%
General and administrative expense	(210)	(193)	8.8%
Loss on asset disposal	(3)	-	100.0%
Other income	4	2	100.0%
Net income	54	29	86.2%
Preferred stock dividend	-	(25)	(100.0)%
Net income (loss) attributable to common shareholders	$54	$4	1,250.0%

Quarter Ended September 30, 2020 Compared to September 30, 2019

Net Revenues.  Net revenues of $1,051,286 for the quarter ended September 30, 2020, represents an 7.4% increase over net revenues of $979,297 for the same period in 2019. These results exceeded our expectations. We did not expect sales to rebound quickly from the depressed sales levels seen in the previous quarter ending June 30th, 2020, due to the COVID-19 pandemic. We expect our polyurethane foam products to continue to constitute the majority of our sales during the remainder of the fiscal year.

Cost of Revenues.  Cost of revenues for the quarter ended September 30, 2020 was $707,566 or 67.3% of sales compared to $690,599 or 70.5% of sales for the same period in 2019. This increase in Gross Margin was due to a favorable product mix compared to the year ago period. We have started to see indications that raw material costs, particularly chemical feedstocks, will increase in price due to a tightening of supply in the marketplace. We also expect tariffs to remain in place for the foreseeable future, regardless of the results of the US national elections in November 2020. These scenarios will likely keep pressure on our Gross Margins for the rest of the fiscal year.

Gross Profit.  Gross profit for the quarter ended September 30, 2020 was $343,720 compared to $288,698 for the same period in 2019, an increase of $55,022 or 18.7% ,over the same period in 2019.   The September 30, 2020 gross profit reflects a 32.7% gross margin for product sales compared to a gross margin on product sales of 29.5% in 2019.

Research & Development Expenses (R&D).  Research and development expenses for the quarter ended September 30, 2020 were $20,471 compared to $26,016 for the same period in 2019. We continue to invest in product formulation and new product development where appropriate to support our business plan.

Sales & Marketing Expenses. Sales and marketing expenses for the quarter ended September 30, 2020 were $59,800 as compared to $43,471 for the same period in 2019. The difference between periods reflects higher commission expenses paid during the recent period due to higher sales volumes.

General & Administrative Expenses.  General and administrative expenses for the quarter ended September 30, 2020 were $210,486 compared to $193,430 for the same period in 2019, driven by higher compensation costs. We continue to control costs and find more efficient ways to conduct our business activities.

Other Income, net.  Other income for the quarter ended September 30, 2020 was $820 compared to other income of $3,122 for the same period in 2019. The primary driver in this variance is loss on asset disposal of $2,853.

Net Income.  Net income for the quarter ended September 30, 2020 of $53,783 compared to a net income of $28,903 for the same period in 2019, an increase in net income of $24,880.

Liquidity and Capital Resources

Cash Flows

The following table sets forth our cash flows for the quarters ended September 30, 2020 and 2019.

	Periods ended Sept. 30,
	(in 000’s)
	2020	2019
Net cash used by operating activities	$(48)	$(79)
Net cash used by investing activities	-	(13)
Net cash used by financing activities	-	(2)
Net increase (decrease) in cash during the period	$(48)	$(94)

Net Cash (Used)/Provided by Operating Activities. Our primary sources of operating cash during the quarter ended September 30, 2020 came from collections from customers on balances from June 30, 2020 and sales for the quarter. Our primary use of operating cash was an increase in prepaid and other current assets, specifically related to renewal of insurance policies (a normal reoccurrence in our first quarter of fiscal year 2021), increase in inventory levels in preparation for shipment of a large order in early October and a larger accounts payable balance at September 30, 2020 versus June 30, 2020 (a timing variance due to when the quarter ended).  Net cash used by operating activities was $47,493 for the quarter ended September 30, 2020 compared to net cash provided by operating activities of $78,859 for the same period in 2019.

Non-cash items include depreciation and amortization and stock based compensation.  Our net income was $53,783 for the quarter ended September 30, 2020 compared to a net income of $28,903 for the same period in 2019.  The net income for the quarter ended September 30, 2020 included non-cash expenses for depreciation and amortization of $55,062, stock-based compensation of $12,323 and a loss on asset disposal of $2,853.  As of September 30, 2019, depreciation and amortization was $25,194 and stock-based compensation totaled $10,119.

Net Cash Used by Investing Activities. Net cased used by investing activities was $-0- for the quarter ended September 30, 2020; as of September 30, 2019 we used $12,641 as we purchased new computers and rebuilt production equipment.

Net Cash Used by Financing Activities.  Net cash used by financing activities was $263 for the quarter ended September 30, 2020 and $2,842 for the same period in 2019. The use of cash for the quarter ended September 30, 2020 was payment of notes payable.

Our principal sources of liquidity consist of cash and payments received from our customers.  In February 2020, the Company secured a $50,000 line of credit with a local community bank. As of September 30, 2020, the line had not been used. In April 2020, the Company secured a Small Business Administration Paycheck Protection Program loan for $149,570, which has a term of 2 years at 1% interest. The first payment is expected to be due on or about November 15, 2020. In October 2020, the Company’s bank that brokered this loan has recommended full forgiveness be provided by the Small Business Administration.

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

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At November 6, 2020, our total cash balance was $526,702, none of which is restricted; accounts receivables was $384,045; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $610,244. Our total indebtedness, specifically which management reviews for cash management, was $1,223,386 and includes $476,962 in accounts payable and accrued expenses, $92,844 in current portion of long-term debt, $120,329 in long-term debt and $533,250 in total operating lease liability.

We continue to take actions to improve our liquidity and access to capital resources. Management continues to maintain that an equity financing in the current market environment would be too dilutive and not in the best interests of our shareholders. We have been successful in securing a line of credit with our bank, and additional financing was secured in April 2020 from the U.S. government Paycheck Protection Program, a Small Business Administration loan program initiated to combat the negative effects of COVID-19 on U.S. small businesses. These new sources of liquidity have been key tools to provide the Company with the tools to overcome negative effects of the coronavirus on our business.

We are focused on the sale and distribution of profitable product lines. Management continues to look for further financing facilities at affordable terms that will allow the Company to maintain sufficient working capital to capitalize on new sales growth opportunities. We are limiting our capital expenditures to that required to maintain current manufacturing capability or support key business initiatives identified in our strategic sales plan.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments and other obligations.  In connection with the preparation of our financial statements for the period ended September 30, 2020, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  We expect to limit manufacturing and sales operation investments until the negative effects of the COVID-19 pandemic can be fully quantified and addressed. Although we have seen a significant increase in business activity in the recent quarter, we are not assured that a resurgence of the COVID-19 virus will not cause another significant decrease in demand from our customers If there is a new shutdown of the economy , we may lack sufficient working capital to meet our needs for the next 12 months.

The Company has, on occasion, instituted initiatives to incentivize sales of slower-moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory, promote individual product lines, and improve our cash flow.

As of November 9, 2020, the Company has approximately 25,707,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary, to raise new funds.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in our Annual Report on Form 10-K for the year ended June 30, 2020. New risk factors emerge from time-to-time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements described in this report, whether as a result of new information, future events, changed circumstances or any other reason after the date this report is filed.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our 2020 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Our Annual Stockholder’s Meeting is scheduled for 10am, Wednesday, December 2, 2020 at 1501 Industrial Rd., Boulder City, NV 89005.

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

Dated:  November 10, 2020

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)