Form 10-K/A
period 2020-06-30
AMERITYRE CORP
filed 2020-12-11
CIK 945828

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Amerityre Corporation (the “Company”) on Form 10-K for the period ended June 30, 2020, filed with the Securities and Exchange Commission on September 11, 2020 (the “Form 10-K”), is to amend Part II. Item 9A. Controls and Procedures with the conclusion of the principal executive and principle financial officers regarding the effectiveness of the Company’s disclosure controls.

In addition, the Exhibit Index in Item 15 of Part IV of the Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment No.1. Because no financial statements are contained within this Amendment No. 1, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Other than the aforementioned, no other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

PART II

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

The Company’s management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on its assessment, the Company’s principal executive and principal financial officers have concluded that, as of June 30, 2020, the Company’s system of internal controls over financial reporting was effective in providing reasonable assurance based on those criteria.  The Company used the 2013 version of the COSO framework.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation, required by Rule 13a-15 or 15d-15 of the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.                Exhibits:

 The exhibits to this report are listed on the Exhibit Index below.

(b)           Description of exhibits

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation of the Company	8-A12G	10/28/02	3.01
3.2	Certificate of Amendment to the Articles of Incorporation of the Company	8-A12G	10/28/02	3.01
3.3	Certificate of Amendment to the Articles of Incorporation	10-Q	2/14/13	3(i)
3.4	Certificate of Amendment to the Articles of Incorporation	8-K	6/1/20	3.1
3.5	Bylaws of the Company	8-K	9/25/13	3.02
3.6	Certificate of Amendment to the 2013 Series Convertible Preferred Stock	8-K	4/28/20	3.1
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934				Filed^
10.1	Employment Agreement between the Company and Michael Sullivan*	8-K	12/20/19	5.02
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished**^
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished**^
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document				Filed^
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed^
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed^
101 LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed^
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed^

^ Previously filed with the Form 10-K, originally filed on September 11, 2020, which is being amended hereby.

* Management contract or compensatory plan or arrangement.

** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 11, 2020

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)