Form 10-Q
period 2020-12-31
AMERITYRE CORP
filed 2021-02-12
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   December 31, 2020

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

The number of shares outstanding of Registrant’s Common Stock as of February 12, 2021: 71,422,868

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERITYRE CORPORATION

Balance Sheets

	December 31, 2020	June 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$626,614	$666,756
Accounts receivable	282,582	292,642
Inventory - net	511,977	493,892
Prepaid and other current assets	122,756	86,467
Total Current Assets	1,543,929	1,539,757

RIGHT TO USE LEASE ASSETS, OPERATING, NET	623,633	692,007

PROPERTY AND EQUIPMENT
Molds and models	583,611	583,611
Equipment	2,927,269	3,037,474
Furniture and fixtures	73,423	73,423
Software	233,528	247,610
Less - accumulated depreciation	(3,710,536)	(3,816,004)
Property and Equipment - net	107,295	126,114

OTHER ASSETS
Patents and trademarks - net	84,237	92,905
Non-current inventory	244,274	300,778
Deposits	11,000	11,000
Total Other Assets	339,511	404,683
TOTAL ASSETS	$2,614,368	$2,762,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$523,460	$691,962
Current portion of long-term debt	2,000	59,440
Current portion of lease liability	146,700	145,800
Deferred revenue	841	12,192
Total Current Liabilities	673,001	909,394

Long-term debt	61,551	153,996
Long-term lease liability	374,400	448,200
TOTAL LIABILITIES	1,108,952	1,511,590

STOCKHOLDERS’ EQUITY
Common Stock: 100,000,000 shares authorized of $0.001 par value, 71,422,868 and 70,172,868 shares issued and outstanding, respectively	71,423	70,173
Additional paid-in capital	62,742,033	62,719,473
Accumulated deficit	(61,308,040)	(61,538,675)
Total Stockholders’ Equity	1,505,416	1,250,971
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,614,368	$2,762,561

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2020	2019	2020	2019

NET SALES	$1,204,990	$1,067,440	$2,256,276	$2,046,737

COST OF GOODS SOLD	903,543	768,758	1,611,109	1,459,357

GROSS PROFIT	301,447	298,682	645,167	587,380

EXPENSES
Research and development	30,507	35,897	50,978	61,913
Sales and marketing	51,102	51,309	110,902	94,780
General and administrative	186,014	172,936	396,500	366,366

Total Expenses	267,623	260,142	558,380	523,059

INCOME FROM OPERATIONS	33,824	38,540	86,787	64,321

OTHER INCOME/(EXPENSE)
Interest expense	-	(103)	-	(438)
Interest income	423	119	841	293
Gain on debt extinguishment	149,570	-	149,570	-
Loss on asset disposal/impairment	(17,225)	-	(20,078)	-
Other income (expense)	10,260	(161)	13,515	3,122
Total Other Income/(Expense), net	143,028	(145)	143,848	2,977

NET INCOME	176,852	38,395	230,635	67,298

Preferred Stock Dividend	-	(25,000)	-	(50,000)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$176,852	$13,395	$230,635	$17,298

BASIC AND DILUTED INCOME PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	70,566,890	48,260,422	70,369,879	47,994,144

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit
Balance, June 30, 2019	2,000,000	$2,000	47,727,867	$47,728	$62,695,035	$583	$(61,497,908)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock based compensation expense for employee and Board of Director service	-	-	-	-	-	10,119	-
Net income for the quarter	-	-	-	-	-	-	28,903
Balance, September 30, 2019	2,000,000	2,000	47,727,867	47,728	62,695,035	10,702	(61,494,005)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock based compensation expense for employee and Board of Director service	-	-	1,195,001	1,195	19,042	(10,702)	-
Net income for the quarter	-	-	-	-	-	-	38,395
Balance, December 31, 2019	2,000,000	2,000	48,922,868	48,923	62,714,077	-	(61,480,610)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock based compensation expense for employee and Board of Director service	-	-	-	-	-	12,323	-
Net income for the quarter	-	-	-	-	-	-	100,296
Balance, March 31, 2020	2,000,000	2,000	48,922,868	46,923	62,714,077	12,323	(61,405,314)
Preferred stock dividends	-	-	-	-	-	-	(8,300)
Preferred stock conversion to common stock	(2,000,000)	(2,000)	20,000,000	20,000	(18,000)	-	-
Stock based compensation expense for employee and Board of Director service	-	-	1,250,000	1,250	23,396	(12,323)	-
Net loss for the quarter	-	-	-	-	-	-	(125,061)
Balance, June 30, 2020	-	-	70,172,868	70,173	62,719,473	-	(61,538,675)
Stock based compensation expense for employee and Board of Director service	-	-	-	-	-	12,323	-
Net income for the quarter	-	-	-	-	-	-	53,783
Balance, September 30, 2020	-	-	70,172,868	70,173	62,719,473	12,323	(61,484,892)
Stock based compensation expense for employee and Board of Director service	-	-	1,250,000	1,250	22,560	(12,323)	-
Net income for the quarter	-	-	-	-	-	-	176,852
Balance, December 31, 2020	-	$-	71,422,868	$71,423	$62,742,033	$-	$(61,308,040)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$230,635	$67,298
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization expense	108,161	120,762
Stock based compensation	23,810	19,654
Gain on debt extinguishment	(149,570)	-
Loss on asset disposal/impairment	20,078	-
Changes in operating assets and liabilities:
Accounts receivable	10,060	(39,633)
Inventory and inventory reserve	(42,890)	(111,706)
Prepaid and other current assets	21,195	(28,823)
Accounts payable and accrued expenses	(166,270)	(99,169)
Deferred revenue	(11,351)	(19,408)
Lease liability payable, operating lease	(72,900)	(70,500)
Net Cash Used by Operating Activities	(29,042)	(161,525)
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	-	(30,318)
Cash paid for leasehold improvements	(10,785)	-
Net Cash Used by Investing Activities	(10,785)	(30,318)
CASH FLOWS USED IN FINANCING ACTIVITIES
Payments on notes payable	(315)	(25,121)

NET DECREASE IN CASH	(40,142)	(216,964)

CASH AT BEGINNING OF PERIOD	666,756	557,026
CASH AT END OF PERIOD	$626,614	$340,062

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Interest paid	$-	$776
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Write off of fully depreciated and disposed fixed assets	$124,287	$-
Use of store inventory, capitalized as fixed asset	$6,600	$-
Accrued preferred stock dividends	$-	$50,000
Issuance of common stock previously accrued for	$-	$583

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2020

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “2020 Annual Report”).  Operating results for the fiscal quarter ended December 31, 2020 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2021.

COVID-19 Update

The COVID-19 crisis did not have a material impact on the Company’s financial results for the second quarter of fiscal year 2021, as evidenced by our net sales revenues of $1.2 million, which were approximately 13% higher than our net revenues for the year earlier period. We continue to see strong demand for our products from our customers, and we continue to be diligent in minimizing COVID-19 exposure risk in our facility,

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Deferred revenue was $841, inclusive of $122 of shipping and handling revenue (see below), as of December 31, 2020. There was no deferred revenue as of December 31, 2019.

Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred.  Due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related revenue is also recognized.

The result of this accounting is a deferral of $122 as of December 31, 2020 and $0 as of December 31, 2019.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2020

Basic and Fully Diluted Net Income (Loss) Per Share

Basic and Fully Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period.

Our outstanding stock options and warrants and shares issuable upon conversion of outstanding convertible notes have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 1,030,000 and 2,870,000 common stock equivalents for the periods ended December 31, 2020 and 2019, respectively, because they are anti-dilutive.

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

	December 31, 2020	June 30, 2020
	(Unaudited)
Raw Materials	$272,914	$263,573
Finished Goods	597,343	618,104
Inventory reserve	(114,006)	(87,006)
Inventory – net (Current and long term)	$756,251	794,671

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

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2020

NOTE 4 – RIGHT TO USE LEASE ASSETS

Based on our lease accounting policy, we have identified the following operating leases. As of December 31, 2020, we have no financing leases:

	December 31, 2020	June 30, 2020
	(Unaudited)
Facility lease	$521,100	$594,000
Leasehold improvements related to our facility	291,161	280,376
Accumulated amortization – leasehold improvements	(188,628)	(182,369)
Right to use leased assets, operating, net	$623,633	$692,007

In March 2019 we negotiated a five-year extension of the lease for our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building.  We currently occupy all 49,200 square feet, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  Our remaining liability under this agreement is $521,100, payable at amounts ranging from $11,750 to $12,600 a month until June 30, 2024.

NOTE 5 – DEBT

A former board member, Silas O. Kines, was the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long-term liability recorded on the transaction.  As of December 31, 2020, $2,000 and $61,551 (June 30, 2020, $2,000 and $61,867) were recorded for the current and long-term portion, respectively, of the related liability.

In April 2020, the Company secured a loan from the Small Business Administration Paycheck Protection Program. The loan amount was $149,570 and had a term of 2 years at 1% interest. In November 2020, the Company’s received full forgiveness by the Small Business Administration.

NOTE 6 – STOCK OPTIONS AND WARRANTS

On July 22, 2020, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) which contains provisions for up to 5,000,000 stock-based instruments to be granted to employees, consultants and directors.

Effective September 24, 2020, the Company filed a withdraw of designation related to the 2013 Series Convertible Preferred Stock designation. In doing so, the State of Nevada also withdrew all preferred shares authorized. The Company will file a new designation authorizing preferred shares should this be needed in the future.

No stock or options have been granted as of December 31, 2020 or in fiscal year 2021.

A summary of the status of our outstanding stock options as of December 31, 2020 and June 30, 20 and changes during the periods then ended is presented below:

	December 31, 2020			June 30, 2020
		Weight Average	Intrinsic		Weight Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	2,870,000	$0.12		3,970,000	$0.12
Granted	-	$0.00		-	$0.00
Expired/Cancelled	(1,840,000)	$(0.12)		(1,100,000)	$(0.10)
Exercised	-	$0.00		-	$0.00
Outstanding end of period	1,030,000	$0.12	$-	2,870,000	$0.12	$-
Exercisable	1,030,000	$0.12	$-	2,870,000	$0.12	$-

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2020

The following table summarizes the range of outstanding and exercisable options as of December 31, 2020:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2020	Weighted Average Remaining Contractual Life
$0.08	150,000	0.92	$0.08	150,000	0.92
$0.10	480,000	1.00	$0.10	480,000	1.00
$0.17	400,000	0.92	$0.17	400,000	0.92
	1,030,000			1,030,000

NOTE 7 – SUBSEQUENT EVENTS

Effective January 1, 2021, the Company renewed the Chief Executive Officer’s Employment Agreement.  The new Agreement extends his term of employment to December 31, 2021.  Inclusive in this new Agreement is a stock award of 2.7 million shares of the Company’s common stock vesting ratably over 12 months (January 2021 – December 2021), valued at a fixed rate of $0.031, the average price per share of the Company’s common stock for the period December 24, 2020 to December 31, 2020.

On January 1, 2021, 60,000 shares of common stock were granted to the Company’s Chief Financial Officer as part of her employment renewal.  The Company’s common stock vesting ratably over 12 months (January 2021 – December 2021), valued at a fixed rate of $0.031, the average price per share of the Company’s common stock for the period December 24, 2020 to December 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance or financial condition. Such statements are only predictions and the actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as well as those discussed elsewhere in this report. The historical results set forth in this discussion and analyses are not necessarily indicative of trends with respect to any actual or projected future financial performance. This discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report.

Overview

Amerityre engages in the research and development, manufacturing, and sale of solid polyurethane foam tires.  We have developed unique polyurethane formulations that allow us to make products with superior performance characteristics, compared to conventional rubber tires, in the areas of abrasion resistance, energy efficiency and load-bearing capabilities.  Our manufacturing processes are more energy efficient than the traditional rubber tire manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure necessary to cure rubber. We believe tires produced with our proprietary polyurethane formulations last longer, are less susceptible to failure and are friendlier to the environment when compared to competitor offerings.

We focus our business on applications and markets where our advantages in product technology, tire performance, and customer service give us an opportunity to obtain premium pricing. Our most recent activities in these areas are set forth below:

Light Duty Polyurethane Foam Tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors and dealers accounts for the majority of our revenue. We produce a broad range of products for the light duty tire market, including bicycle tires, hand truck tires, mobility tires, and lawn/garden tires. Our product development and marketing efforts are focused on building customer relationships and expanding sales with original equipment manufacturers and tire distributors.  Our competitive advantage is creating unique product solutions for customers who have challenging tire performance requirements that cannot be met by competitor offerings.

Despite the effects of COVID-19 on the overall business climate, we experienced higher than expected demand for our polyurethane foam tires in the recent quarter. Sales for the fiscal second quarter 2021 were 9.9% higher than the sales level in fiscal second quarter 2020. Some of these sales are likely “catch up” sales related to the reopening of our customers from the COVID shutdown, but we are seeing the same strong sales trends that we saw last year during the pre-COVID period.

Polyurethane Elastomer Industrial Tires – Overall sales volumes of our forklift tires remain small, less than 0.1% of our total sales revenue. Price sensitive consumers continue to favor imported solid rubber press-on forklift tires rather than our products. We have not devoted significant resources towards promoting this product line. Our industrial tire product line, which includes our golf car tires, our 480 x 12 tires, and our 570 x 12 tires, continues to see strong growth. We offer the 480 x 12 and 570 x 12 tires in both polyurethane foam and light density elastomer formulations. We expect these tires to continue to grow in popularity in the coming quarters.

The Company continues to see greater interest in its light-density elastomer formulation for use in tire applications where customers need higher abrasion resistance and load bearing capability. Elastothane TM 500 formulation provides better performance in these areas compared to our closed cell foam formulation. Lawn and garden tire applications continue to drive increased sales of this formulation. We continue to believe this new formulation represents a significant upside opportunity for our product portfolio.

Agricultural Tires – Agricultural tires sales continue to be negatively impacted by low farm income levels. However, the recent increase in farm commodity prices may result in more disposal income for farmers in 2021. We continue to approach OEMs and large distributors about promoting and utilizing our tires for certain applications, but progress with these potential customers has been limited to date. The introduction of our ElastothaneTM 500 formulation has enabled us to offer a better product alternative for abrasive applications.

We believe investment in new and improved products is important to the continued growth and success of our overall business, and we will selectively invest in promising opportunities that can be supported within our current financial model. We have several product evaluation programs ongoing which have the potential to develop into significant future business. We expect our current R&D investments to continue to prove to be a prudent investment of our capital resources.

As described above, our product line covers diverse market segments which are unrelated in terms of customer base, product distribution, market demands and competition. Our external sales team is comprised of independent manufacturer representatives. The Company’s continued emphasis on proper product pricing continues to drive more profitable sales. Our website educates the marketplace about our products as well as offers an outlet for online sales.

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

Valuation of Intangible Assets and Goodwill

Patent and trademark costs have been capitalized at December 31, 2020, totaling $487,633 with accumulated amortization of $403,396 for a net book value of $84,237. Patent and trademark costs capitalized at December 31, 2019, totaled $487,633 with accumulated amortization of $385,880 for a net book value of $101,753.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of December 31, 2020, and 2019, respectively, there were no pending patents.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- for each of the three and six month periods ended December 31, 2020 and 2019, respectively.

Amortization expense for the periods ended December 31, 2020 and 2019 was $8,667 and $8,849 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

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

The following summary table presents a comparison of our results of operations for the fiscal quarters ended December 31, 2020 and 2019 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	(in 000’s)		Change	(in 000’s)		Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Net revenues	$1,205	$1,067	12.9%	$2,256	$2,047	10.2%
Cost of revenues	(904)	(768)	17.6%	(1,611)	(1,460)	10.3%
Gross profit	301	299	0.3%	645	587	9.9%
Research & Development	(31)	(36)	(13.9%)	(51)	(62)	(17.7%)
Sales and Marketing	(51)	(51)	0.0%	(111)	(95)	16.8%
General and Administrative	(186)	(174)	6.9%	(396))	(366)	8.2%
Other income (expense)	143	-	100.0%	144	3	4,700%
Net income	176	38	363.2%	231	67	244.8%
Preferred stock dividend	-	(25)	(100.0%)	-	(50)	(100.0%)
Net income	$176	$13	1,253.8%	$231	$17	1,258.8%

Quarter Ended December 31, 2020 Compared to December 31, 2019

Net Revenues.  Net revenues of $1,204,990 for the quarter ended December 31, 2020, represents a 12.9% increase over net revenues of $1,067,440 for the same period in 2019. These results exceeded our expectations. The improved results were mainly driven by higher than expected polyurethane foam tire sales from current customers benefitting from business reopening from the COVID-19 shutdown. We expect our polyurethane foam products to continue to account for the majority of our sales during the upcoming fiscal year.

Cost of Revenues.  Cost of revenues for the quarter ended December 31, 2020 was $903,543 or 75.0% of sales compared to $768,758 or 72.0% of sales for the same period in 2019. We experienced higher raw material costs, particularly chemical feedstocks, during the recent quarter. Our chemical suppliers have informed us that there will likely be significant price increases in the coming months for our raw materials due to operating issues at the supplier manufacturing facilities and increased difficulties in receipt of imported material. Despite the changes in the government due to the election, we also expect tariffs to remain in place for the foreseeable future. We expect these headwinds to continue to pressure our Gross Margins for the rest of the fiscal year, at a minimum. We are looking at ways to mitigate these adverse factors, including the adjustment of product pricing to our customers.

Gross Profit.  Gross profit for the quarter ended December 31, 2020 was $301,447 compared to $298,682 for the same period in 2019. This increase of $2,765 or 9.9% over the same period in 2019, was primarily driven by the greater sales of higher margin products.  The December 31, 2020 gross profit reflects a 25.0% gross margin for product sales compared to a gross margin on product sales of 28.0% in 2019.

Research & Development Expenses (R&D).  Research and development expenses for the quarter ended December 31, 2020 were $30,507 compared to $35,897 for the same period in 2019. We continue to invest in product formulation and new product development where appropriate to support our business plan.

Sales & Marketing Expenses. Sales and marketing expenses for the quarter ended December 31, 2020 were $51,102, virtually identical to the $51,309 spent on Sales and Marketing expenses for the same period in 2019.

General & Administrative Expenses. General and administrative expenses for the quarter ended December 31, 2020 were $186,014 compared to $172,936 for the same period in 2019, driven by higher compensation costs partially offset by lower legal and depreciation costs.

Other Income (Expense), net.  Other income, net, for the quarter ended December 31, 2020 was $143,028 compared to an expense position of $145 for the same period in 2019. The primary driver of this variance was the forgiveness of our loan from the Small Business Administration Paycheck Protection Program.

Net Income.  Net income for the quarter ended December 31, 2020 was $176,852, compared to net income of $38,395 for the same period in 2019, resulting in a positive increase in net income of $138,457. or a 363.2% increase in net income versus the same period in 2019.

Six Months Ended December 31, 2020 Compared to December 31, 2019

Net Revenues.  Net revenues of $2,256,276 for the six-month period ended December 31, 2020, represents a 10.2% increase over net sales of $2,046,737 for the same period in 2019. These results were above our expectations and driven by increased demand for polyurethane foam tires from current customers. With the expected continuation of the reopening of businesses closed due to COVID -19, as well as an increasing stronger overall economy, we expect sales for the rest of the fiscal year to be strong.

Cost of Revenues.  Cost of revenues for the six-month period ended December 31, 2020 was $1,611,109 or 71.4% of sales compared to $1,459,357 or 71.3% of sales for the same period in 2019. This result was achieved despite the previously noted increases in raw material costs. We were able to mitigate some of these costs through the sale of higher margin products compared to the previous period in 2019.

Gross Profit.  Gross profit for the six-month period ended December 31, 2020 was $645,167 compared to $587,380 for the same period in 2019, an increase of $57,787 or 9.9% over the same period in 2019.  The December 31, 2020 gross profit reflects a 28.6% gross margin for product sales compared to a gross margin on product sales of 28.7% in 2019.

Research & Development Expenses (R&D).  Research and development expenses for the six-month period ended December 31, 2020 were $50,978 compared to $61,913 for the same period in 2019. The lower expenses in the fiscal year 2020 period are driven by lower tire testing expenses compared to the year earlier period.

Sales & Marketing Expenses. Sales and marketing expenses for the six-month period ended December 31, 2020 were $110,902 compared to $94,780 for the same period in 2019. The difference between periods relates to higher sales commissions paid, offset by lower trade show expenses, when compared to the same six-month period in 2019.

General & Administrative Expenses.  General and administrative expenses for the six-month period ended December 31, 2020 were $396,500 compared to $366,366 for the same period in 2019. The difference between periods is due to higher compensation costs partially offset by lower legal expenses and depreciation costs.

Other Income, net.  Other income for the quarter ended December 31, 2020 was $143,848 compared to $2,977 for the same period in 2019. The primary driver of this variance is the forgiveness of our loan from the Small Business Administration Paycheck Protection Program.

Net Income.  Net income for the six-month period ended December 31, 2020 of $230,635 compared to a net income of $67,298 for the same period in 2019, an increase in net income of $163,337, or 244.8%.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods below.

	Six Months ended Dec. 31,
	(in 000’s)
	2020	2019
Net cash used in operating activities	$(29)	$(162)
Net cash used in investing activities	(11)	(30)
Net cash used in financing activities	-	(25)
Net decrease in cash during the period	$(40)	$(217)

Net Cash Used by Operating Activities. In 2020, the Company decided to use a portion of its available cash to make a lump sum payment for annual insurance premiums rather than finance these expenditures over the course of the year. As a result, our prepaid assets increased in the period. During the fiscal 2021 second quarter we also saw a rise in finished product inventories in advance of our Christmas holiday shutdown, in order to be prepared for customer product shipments in early January. Net cash used in operating activities was $29,042 for the period ended December 31, 2020 compared to net cash provided by operating activities of $161,525 for the same period in 2019.

Non-cash items include depreciation and amortization, stock-based compensation, the forgiveness of our loan from the Small Business Administration Paycheck Protection Program, proceeds of which were received in fiscal year 2020, and asset impairment.  Amortization includes the amortization of our right to use asset, our facility rent. Our net income was $230,635 for the six-month period ended December 31, 2020 compared to net income of $67,298 for the same six-month period in 2019.  The net income for the six-month period ended December 31, 2020 included non-cash expenses for depreciation and amortization of $108,161, stock-based compensation of $23,810, debt forgiveness of $149,570, and loss on impairment of assets $20,078.  As of December 31, 2019, depreciation and amortization was $120,762 and stock-based compensation totaled $19,654.

Net Cash Used by Investing Activities.  Net cash used by investing activities was $10,785 for the six-month period ended December 31, 2020 and $30,318 for the same period in 2019.  In fiscal year 2021, we invested in leasehold improvements by replacing our plant office HVAC units.

Net Cash Used by Financing Activities. Net cash used by financing activities was $315 for the six-month period December 31, 2020 and $25,121 for the same period in 2019. In fiscal year 2021 this was payment towards notes payable related to our forklift tires.

Our principal sources of liquidity consist of cash and payments received from our customers. In February 2020, the Company secured a $50,000 line of credit with a local community bank. As of December 31, 2020, the line had not been used.

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

We continue to have access to a short-term receivable factoring agreement with a third party to sell our receivable invoices. This agreement enables us to sell individual customer invoices for faster cash flow to the Company. As of December 31, 2020, we have not needed to activate this financing option due to increased focus on enforcement of established collection policies and proactive communication with customers.

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At February 8, 2021, our total cash balance was $673,535, none of which is restricted; accounts receivables were $429,709; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $605,814. Our total indebtedness, specifically which management reviews for cash management, was $1,057,996 and includes $497,645 in accounts payable and accrued expenses, $2,000 in current portion of long-term debt, $61,551 in long-term debt and $496,800 in total operating lease liability.

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

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments, cash requirements and other obligations.  In connection with the preparation of our financial statements for the period ended December 31, 2020, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  We expect to limit manufacturing and sales operation investments until the negative effects of the COVID-19 pandemic can be fully quantified and addressed. Although we have seen a significant increase in business activity in the recent quarter, we are not assured that a resurgence of the COVID-19 virus will not cause another significant decrease in demand from our customers If there is a new shutdown of the economy, and because we do not qualify at present for additional Paycheck Protection Program funding, we may lack sufficient working capital to meet our needs for the next 12 months.

The Company has, on occasion, instituted initiatives to incentivize sales of slower-moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory, promote individual product lines, and improve our cash flow.

As of February 8, 2021, the Company has approximately 27,547,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized if necessary, to raise new funds.

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

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding economic conditions in general and in the agricultural market, in particular, the impact of the COVID-19 pandemic and the reopening of the economy and anticipated increase in product sales resulting therefrom, the possibility and expected effect of future shutdowns in connection with COVID-19, operational actions taken by us to reduce expenditures as the economy continues to recover, expected sales levels for the remainder of the fiscal year ending June 30, 2021, our ability to increase our authorized capital and pursue future financings, increased demand for our products and resulting sales and profits, continued strength of our current polyurethane foam tire market segment, the prudence of our research and development investments and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. In addition, there is a risk that the economic repercussions from COVID-19 may be more severe than we currently expect, particularly with the new strains emerging and the uncertainty if existing vaccinations will be effective against the new strains. New risk factors emerge from time-to-time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements described in this report, whether as a result of new information, future events, changed circumstances or any other reason after the date this report is filed.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to below, see “Part I. Item 1A. Risk Factors,” in our 2020 Annual Report.

Recent market condition changes in the chemical markets, which we mentioned previously, represent a new risk factor to our operation. We have been informed that manufacturing plant problems, combined with an increase in demand for these chemical feedstocks, has created a shortage of available supply for raw materials, with several of these suppliers declaring a “force majeure”. To date, we have been able to obtain the necessary materials to meet the demand requirements of our customers, albeit at higher raw material prices. We expect these higher prices to continue to pressure gross margins for the remainder of the fiscal year 2021. We are currently evaluating our product pricing and will be likely implementing pricing adjustments to offset these raw material increases. We also continue to work with our suppliers to maintain our access to adequate quantities of raw materials to meet the increased demand for our products.

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

Dated:  February 12, 2021

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)