Form 10-Q
period 2021-03-31
AMERITYRE CORP
filed 2021-05-14
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2021

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

The number of shares outstanding of Registrant’s Common Stock as of May 14, 2021: 71,422,868

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERITYRE CORPORATION

Balance Sheets

	March 31, 2021	June 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$708,796	$666,756
Accounts receivable	343,674	292,642
Inventory - net	543,176	493,892
Prepaid and other current assets	222,997	86,467
Total Current Assets	1,818,643	1,539,757

RIGHT TO USE LEASE ASSETS, OPERATING, NET	583,852	692,007

PROPERTY AND EQUIPMENT
Molds and models	583,611	583,611
Equipment	2,927,269	3,037,474
Furniture and fixtures	73,423	73,423
Software	233,528	247,610
Less - accumulated depreciation	(3,717,899)	(3,816,004)
Property and Equipment - net	99,932	126,114

OTHER ASSETS
Patents and trademarks - net	80,107	92,905
Non-current inventory	222,999	300,778
Deposits	11,000	11,000
Total Other Assets	314,106	404,683
TOTAL ASSETS	$2,816,533	$2,762,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$641,646	$691,962
Current portion of long-term debt	2,000	59,440
Current portion of lease liability	147,150	145,800
Deferred revenue	9,049	12,192
Total Current Liabilities	799,845	909,394

Long-term debt	61,531	153,996
Long-term lease liability	337,500	448,200
TOTAL LIABILITIES	1,198,876	1,511,590

STOCKHOLDERS’ EQUITY
Common Stock: 100,000,000 shares authorized of $0.001 par value, 71,422,868 and 70,172,868 shares issued and outstanding, respectively	71,423	70,173
Additional paid-in capital	62,742,033	62,719,473
Stock payable	31,590	-
Accumulated deficit	(61,227,389)	(61,538,675)
Total Stockholders’ Equity	1,617,657	1,250,971
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,816,533	$2,762,561

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2021	2020	2021	2020

NET SALES	$1,240,997	$1,121,805	$3,497,273	$3,168,542

COST OF GOODS SOLD	883,946	768,943	2,495,055	2,228,300

GROSS PROFIT	357,051	352,862	1,002,218	940,242

EXPENSES
Research and development	26,192	26,614	77,170	88,527
Sales and marketing	59,068	52,652	169,970	147,432
General and administrative	191,589	173,297	588,089	539,663

Total Expenses	276,849	252,563	835,229	775,622

INCOME FROM OPERATIONS	80,202	100,299	166,989	164,620

OTHER INCOME/(EXPENSE)
Interest expense	-	(785)	-	(1,223)
Interest income	449	286	1,290	579
Gain on debt extinguishment	-	-	149,570	-
Loss on asset disposal/impairment	-	-	(20,078)	-
Other income (expense)	-	496	13,515	3,618
Total Other Income/(Expense), net	449	(3)	144,297	2,974

NET INCOME	80,651	100,296	311,286	167,594

Preferred Stock Dividend	-	(25,000)	-	(75,000)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$80,651	$75,296	$311,286	$92,594

BASIC AND DILUTED INCOME PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	71,422,868	48,260,422	70,715,751	48,301,467

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit
Balance, June 30, 2019	2,000,000	$2,000	47,727,867	$47,728	$62,695,035	$583	$(61,497,908)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock based compensation expense for employee and Board of Director service	-	-	-	-	-	10,119	-
Net income for the quarter	-	-	-	-	-	-	28,903
Balance, September 30, 2019	2,000,000	2,000	47,727,867	47,728	62,695,035	10,702	(61,494,005)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock based compensation expense for employee and Board of Director service	-	-	1,195,001	1,195	19,042	(10,702)	-
Net income for the quarter	-	-	-	-	-	-	38,395
Balance, December 31, 2019	2,000,000	2,000	48,922,868	48,923	62,714,077	-	(61,480,610)
Preferred stock dividends	-	-	-	-	-	-	(25,000)
Stock based compensation expense for employee and Board of Director service	-	-	-	-	-	12,323	-
Net income for the quarter	-	-	-	-	-	-	100,296
Balance, March 31, 2020	2,000,000	2,000	48,922,868	46,923	62,714,077	12,323	(61,405,314)
Preferred stock dividends	-	-	-	-	-	-	(8,300)
Preferred stock conversion to common stock	(2,000,000)	(2,000)	20,000,000	20,000	(18,000)	-	-
Stock based compensation expense for employee and Board of Director service	-	-	1,250,000	1,250	23,396	(12,323)	-
Net loss for the quarter	-	-	-	-	-	-	(125,061)
Balance, June 30, 2020	-	-	70,172,868	70,173	62,719,473	-	(61,538,675)
Stock based compensation expense for employee and Board of Director service	-	-	-	-	-	12,323	-
Net income for the quarter	-	-	-	-	-	-	53,783
Balance, September 30, 2020	-	-	70,172,868	70,173	62,719,473	12,323	(61,484,892)
Stock based compensation expense for employee and Board of Director service	-	-	1,250,000	1,250	22,560	(12,323)	-
Net income for the quarter	-	-	-	-	-	-	176,852
Balance, December 31, 2020	-	-	71,422,868	71,423	62,742,033	-	(61,308,040)
Stock based compensation expense for employee and Board of Director service	-	-	-	-	-	31,590	-
Net income for the quarter	-	-	-	-	-	-	80,651
Balance, March 31, 2021	-	$-	71,422,868	$71,423	$62,742,033	$31,590	$(61,227,389)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$311,286	$167,594
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	159,436	181,390
Stock based compensation	55,400	31,977
Gain on debt extinguishment	(149,570)	-
Loss on asset disposal/impairment	20,078	-
Changes in operating assets and liabilities:
Accounts receivable	(51,032)	(115,074)
Inventory and inventory reserve	(143,131)	(122,015)
Prepaid and other current assets	11,271	(36,841)
Accounts payable and accrued expenses	(48,085)	(61,124)
Deferred revenue	(3,143)	(13,133)
Lease liability payable, operating lease	(109,350)	(105,750)
Net Cash Provided By (Used In) Operating Activities	53,160	(72,976)
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	-	(37,276)
Cash paid for leasehold improvements	(10,785)	-
Net Cash Used In Investing Activities	(10,785)	(37,276)
CASH FLOWS USED IN FINANCING ACTIVITIES
Payments on notes payable	(335)	(25,121)

NET INCREASE IN CASH	42,040	(135,373)

CASH AT BEGINNING OF PERIOD	666,756	557,026
CASH AT END OF PERIOD	$708,796	$421,653

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Interest paid	$-	$1,223
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Write off of fully depreciated and disposed fixed assets	$124,287	$-
Use of store inventory, capitalized as fixed asset	$6,600	$-
Accrued preferred stock dividends	$-	$75,000
Issuance of common stock previously accrued for	$-	$583

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2021

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “2020 Annual Report”).  Operating results for the fiscal quarter ended March 31, 2021 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2021.

COVID-19 Update

The COVID-19 crisis did not have a material impact on the Company’s sales results for the third quarter of fiscal year 2021, as evidenced by our higher than expected net sales revenues of $1.2 million. This represents a 13% increase in net revenues compared to the year earlier period. However, the market for chemical raw materials continues to be plagued by limited material availability due to COVID related manufacturing capacity reductions. Freezing January temperatures in Texas resulted in the shutdown of all polyol manufacturing for several weeks, further impacting raw material availability. We continue to be on allocation with respect to raw material supply, which has impaired our ability to fill orders in a timely manner, and this is expected to continue until FY 2020 Q2 at a minimum. Reduced productivity at our ports due to new COVID work practices has resulted in delays in receiving imported materials. We continue to be diligent in attempting to minimize COVID-19 exposure risk in our facility, which has enabled us to avoid widescale COVID exposure events at our facility.

It is expected that the economy will continue to move towards a full opening of all businesses in the coming months as more individuals receive the vaccine and states ease restrictions on business operations. If this trend continues, this should continue to provide a strong tailwind for demand of our products. However, vaccine hesitancy, a new wave of COVID-19 cases, and/or the emergence of a vaccine-resistant strain of the virus could delay reopening or cause another shutdown in certain regions or the U.S. as a whole. Further, we have also seen increases in the cost of our materials as well as the overall cost of conducting business, which will continue to pressure gross margins. In response to this we have evaluated the impact of these cost factors and will be implementing price increases where required in the upcoming months.

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

Deferred revenue was $9,049, inclusive of $1,494 of shipping and handling revenue (see below), as of March 31, 2021. There was deferred revenue of $6,275, inclusive of $945 of shopping and handling revenue as of March 31, 2020.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2021

Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred.  Due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related revenue is also recognized.

The result of this accounting is a deferral of $1,494 as of March 31, 2021 and $945 as of March 31, 2020.

Basic and Fully Diluted Net Income (Loss) Per Share

Basic and Fully Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period.

Our outstanding stock options and warrants and shares issuable upon conversion of outstanding convertible notes have been excluded from the basic and fully diluted net loss per share calculation.  We excluded 1,030,000 and 2,870,000 common stock equivalents for the periods ended March 31, 2021 and 2020, respectively, because they are anti-dilutive.

Recent Accounting Pronouncements

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

	March 31, 2021	June 30, 2020
	(Unaudited)
Raw Materials	$328,399	$263,573
Finished Goods	553,163	618,104
Inventory reserve	(115,387)	(87,006)
Inventory – net (Current and long term)	$766,175	794,671

Our inventory reserve reflects items that were deemed to be defective or obsolete based on an analysis of all inventories on hand.

The Company critically reviews all slow-moving inventory to determine if it is defective or obsolete.  If not defective or obsolete we presented these items as non-current inventory, although all inventory is ready and available for sale at any moment.

NOTE 4 – RIGHT TO USE LEASE ASSETS

Based on our lease accounting policy, we have identified the following operating leases. As of March 31, 2021, we have no financing leases:

	March 31, 2021	June 30, 2020
	(Unaudited)
Facility lease	$484,650	$594,000
Leasehold improvements related to our facility	286,854	280,376
Accumulated amortization – leasehold improvements	(187,652)	(182,369)
Right to use leased assets, operating, net	$583,852	$692,007

In March 2019 we negotiated a five-year extension of the lease for our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building.  We currently occupy all 49,200 square feet, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  Our remaining liability under this agreement is $484,650, payable at amounts ranging from $11,750 to $12,600 a month until June 30, 2024.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2021

NOTE 5 – DEBT

A former board member, Silas O. Kines, was the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long-term liability recorded on the transaction.  As of March 31, 2021, $2,000 and $61,532 (June 30, 2020, $2,000 and $61,867) were recorded for the current and long-term portion, respectively, of the related liability.

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

Effective September 24, 2020, the Company filed a withdrawal of designation related to the 2013 Series Convertible Preferred Stock designation. In doing so, the State of Nevada also withdrew all preferred shares authorized. The Company will file a new designation authorizing preferred shares should this be needed in the future.

No options have been granted as of March 31, 2021 or in fiscal year 2021.

A summary of the status of our outstanding stock options as of March 31, 2021 and June 30, 2020 and changes during the periods then ended is presented below:

	March 31, 2021			June 30, 2020
		Weight Average	Intrinsic		Weight Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	2,870,000	$0.12		3,970,000	$0.12
Granted	-	$0.00		-	$0.00
Expired/Cancelled	(1,840,000)	$(0.12)		(1,100,000)	$(0.14)
Exercised	-	$0.00		-	$0.00
Outstanding end of period	1,030,000	$0.12	$-	2,870,000	$0.12	$-
Exercisable	1,030,000	$0.12	$-	2,870,000	$0.12	$-

The following table summarizes the range of outstanding and exercisable options as of March 31, 2021:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2021	Weighted Average Remaining Contractual Life
$0.08	150,000	0.67	$0.08	150,000	0.67
$0.10	480,000	0.75	$0.10	480,000	0.75
$0.17	400,000	0.67	$0.17	400,000	0.67
	1,030,000			1,030,000

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2021

NOTE 7 – STOCK AWARDS

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

In the January 2021 Board Meeting, the Chairman of the Board proposed compensation to the independent members of the Board of Directors such that each such director’s compensation would be in company shares that are both granted and vested as of each Board meeting each independent Director attends, at the following share amounts: Audit Committee Chair 15,000 per meeting, Board Secretary 15,000 per meeting, all other independent Directors 10,000 per meeting. As the shares are both granted and vested per Board meeting attended, the value of the related shares are the closing stock price on each meeting date. The Board approved this plan. The value of these shares ranged between $0.02 and $0.10 per share during the three-month quarter ended March 31, 2021.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all activity through May 14, 2021 (the date the Financial Statements were available to be issued) and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

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

We focus our business on applications and markets where our advantages in product technology, tire performance, and customer service give us an opportunity to obtain premium pricing. Our product line can be divided into 3 main formulation types. Our product development and marketing efforts are focused on building customer relationships and expanding sales with original equipment manufacturers and tire distributors.  Our competitive advantage is creating unique product solutions for customers who have challenging tire performance requirements that cannot be met by competitor offerings.

Closed cell Polyurethane Foam Tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors, and dealers accounts for the majority of our sales revenue. We produce a broad range of tire sizes for the light duty tire market, including bicycle tires, hand truck tires, mobility tires, and lawn/garden tires.

Despite the negative effects of COVID-19 on the overall business climate, we experienced higher than expected demand for our polyurethane foam tires in the recent quarter. Sales for the fiscal third quarter 2021 were 10.6% higher than the sales level in fiscal third quarter 2020. We continue to see the same strong sales trends that we saw during the pre-COVID period. Our current customers are increasing sales of their current products and we continue to engage new customers to expand our customer base.

Our industrial tire product line, which includes our golf car tires, our 480 x 12 tires, and our 570 x 12 tires, continues to see strong growth. We expect these tires to continue to grow in popularity in the coming quarters.

Polyurethane Elastomer Tires – Our elastomer formulations are used to manufacture tires requiring higher levels of abrasion resistance and greater load bearing capability. Forklift tires constitute a large part of this market, with other industrial and agricultural applications representing other opportunities. Overall sales volumes of our forklift tires remain small, less than 0.1% of our total sales revenue. Price sensitive consumers continue to favor imported solid rubber press-on forklift tires rather than our products. We have not devoted significant resources towards promoting this product line. We have been working with OEMs to utilize our elastomer formulations for large industrial equipment tires and agricultural applications, and we await the results of trials that are currently ongoing.

Light Density Elastomer Tires – The Company continues to see greater interest in its light-density elastomer formulation for use in tire applications where customers need higher abrasion resistance and load bearing capability. Our ElastothaneTM 500 formulation provides better performance in these areas compared to our closed cell foam formulation. Lawn and garden tire applications continue to drive increased sales of this formulation. We expect Agricultural tires sales to increase in the coming quarters as increases in the price of in farm commodity crops such as corn and soybeans should result in more disposable income for farmers. We continue to approach OEMs and large distributors about promoting and utilizing our tires for certain applications, and several are evaluating sample tires. The introduction of our ElastothaneTM 500 formulation has enabled us to offer a better product alternative for abrasive applications.

We believe investment in new and improved products is important to the continued growth and success of our overall business, and we will selectively invest in promising opportunities that can be supported within our current financial model. We have several product evaluations programs ongoing which have the potential to develop into significant future business. We expect our current R&D investments to continue to prove to be a prudent investment of our capital resources.

A major component of the strategic operating plan we discussed during our annual meeting in December 2020 was the desire to establish partnerships with large OEMs and distributors to increase our distribution capabilities. We continue to have discussions with various entities to establish these relationships, which we believe would be advantageous for both parties. Testing of our tires in several applications are ongoing by these potential partners, and we are confident that some of these opportunities will result in new business for Amerityre in the coming quarters.

As described above, our product line covers diverse market segments which are unrelated in terms of customer base, product distribution, market demands and competition. Our sales team is comprised of independent manufacturer representatives with inside sales support. The Company’s continued emphasis on proper product pricing continues to drive more profitable sales. Our website educates the marketplace about our products as well as offers an outlet for online sales.

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

•	Consulting expenses, which consist primarily of amounts paid to third-parties for outside services;

•	Depreciation and amortization expenses which result from the depreciation of our property and equipment, including amortization of our intangible assets; and

•	Stock based compensation expense related to stock and stock option awards issued to directors, employees and consultants for services performed for the Company.

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

At present we do not have any critical accounting policies that require critical management judgments and estimates about matters that may be uncertain.

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

The Company, in light of the impact COVID-19 has had on our business, has decided to implement a price increase on most of its products starting on April 1, 2021. We have seen over the past 4 months significant increases in the pricing of our raw materials. The January winter storms in Texas took all polyol manufacturing offline for several weeks as these facilities needed to be repaired and brought back online. Combined with COVID-19 caused reductions in capacity, the Company was fortunate to receive enough material to maintain operations, albeit at significantly higher prices and an amount that limited our ability to fulfill orders on a timely basis. It is expected that availability of supply in the chemical markets will increase in the coming months, but it is not clear that pricing will return to the lower levels of last year, or even stabilize at current levels. Management will continue to monitor the situation and is prepared to make further product pricing adjustments if necessary. In the following paragraphs we address the material factors that affect our business.

The following summary table presents a comparison of our results of operations for the fiscal quarters ended March 31, 2021 and 2020 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	(in 000’s)		Change	(in 000’s)		Change
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Net revenues	$1,241	$1,122	10.6%	$3,497	$3,169	10.4%
Cost of revenues	(884)	(769)	15.0%	(2,495)	(2,229)	11.9%
Gross profit	357	353	1.1%	1,002	940	6.6%
Research & Development	(26)	(27)	(3.7%)	(77)	(89)	(13.5%)
Sales and Marketing	(59)	(53)	11.3%	(170)	(147)	15.6%
General and Administrative	(192)	(173)	11.3%	(588)	(539)	9.1%
Other income (expense)	-	-	0.0%	144	3	4700.0%
Net income	80	100	(20.0%)	312	168	85.1%
Preferred stock dividend	-	(25)	(100.0%)	-	(75)	(100.0%)
Net income	$80	$75	6.7%	$312	$93	234.4%

Quarter Ended March 31, 2021 Compared to March 31, 2020

Net Revenues.  Net revenues of $1,240,997 for the quarter ended March 31, 2021, represents a 10.6% increase over net revenues of $1,121,805 for the same period in 2020. These results exceeded our expectations. The improved results were mainly driven by higher than expected polyurethane foam tire sales from current customers. We were fortunate that the majority of customers were able to remain open and benefit from increasing business activity as other businesses emerge from shutdowns due to COVID. Revenue for the quarter was constrained by the lack of available raw material, as discussed earlier. The net effect of this raw material situation was to delay sales to the FY 2021 4th quarter. Although a few customers cancelled orders because of these delays, the majority of customers, as of now, have kept their orders in place, which has resulted in our sales backlog being 25% higher than the normal backlog level for this time of year. However, as delays continue to exist, we may see more customers cancel their orders and find tires elsewhere, which could hurt our revenues in upcoming quarters. We expect our polyurethane foam products to continue to account for the majority of our sales during the upcoming fiscal year.

Cost of Revenues.  Cost of revenues for the quarter ended March 31, 2021 was $883,946 or 71.2% of sales compared to $768,943 or 68.5% of sales for the same period in 2020. We experienced higher raw material costs, particularly chemical feedstocks, during the recent quarter. Our chemical suppliers have informed us that there will likely be continued price increases in the coming months for our raw materials due to the impact of operating issues at the supplier manufacturing facilities on an already tight chemical market. Despite the changes in the government due to the election, we also expect tariffs on Chinese goods to remain in place for the foreseeable future. We expect these headwinds to continue to pressure our Gross Margins for the rest of the fiscal year, at a minimum. We are looking at ways to mitigate these adverse factors, including price increases on the products sold to our customers. However, continuing increases in raw material costs may result in a situation where Amerityre cannot provide product profitably at a price acceptable to its customers, resulting in Amerityre effectively being priced out of its markets.

Gross Profit.  Gross profit for the quarter ended March 31, 2021 was $357,051 compared to $352,862 for the same period in 2020. This increase of $4,189 or 1.1% over the same period in 2020, was primarily driven by the greater sales of product offsetting the higher costs mentioned in the previous section.   The March 31, 2021 gross profit reflects a 28.8% gross margin for product sales compared to a gross margin on product sales of 31.5% in 2020.

Research & Development Expenses (R&D).  Research and development expenses for the quarter ended March 31, 2021 were $26,192 compared to $26,614 for the same period in 2020. We continue to selectively invest in product formulation and new product development where appropriate to support our business plan.

Sales & Marketing Expenses. Sales and marketing expenses for the quarter ended March 31, 2021 were $59,068 compared to $52,652 for the same period in 2020. The difference between periods relates to higher sales commissions paid, offset by lower trade show expenses, when compared to the same three-month period in 2020

General & Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2021 were $191,589 compared to $173,297 for the same period in 2020, driven by higher compensation costs, including stock compensation, partially offset by lower legal and depreciation costs.

Net Income.  Net income for the quarter ended March 31, 2021 was $80,651, compared to net income of $100,296 for the same period in 2020. This represents a decrease in net income of $19,645 or a 20.0% versus the same period in 2020.

Nine Months Ended March 31, 2021 Compared to March 31, 2020

Net Revenues.  Net revenues of $3,497,273 for the nine-month period ended March 31, 2021, represents a 10.4% increase over net sales of $3,168,542 for the same period in 2020. These results were above our expectations and driven by increased demand for polyurethane foam tires from current customers. With the expected continuation of the reopening of businesses closed due to COVID -19, our current sales backlog level, as well as an increasing stronger overall economy, we expect sales for the rest of the fiscal year to be strong, unless we see higher than expected order cancellations due to delays or price levels that are too high for our markets.

Cost of Revenues.  Cost of revenues for the nine-month period ended March 31, 2021 was $2,495,055 or 71.3% of sales compared to $2,228,300 or 70.3% of sales for the same period in 2020. The previously noted increases in raw material costs were the main factor in these results. We were able to mitigate some of these costs through the sale of higher margin products compared to the previous period in 2020.

Gross Profit.  Gross profit for the nine-month period ended March 31, 2021 was $1,002,218 compared to $940,242 for the same period in 2020, an increase of $61,976 or 6.6% over the same period in 2020.  The March 31, 2021 gross profit reflects a 28.7% gross margin for product sales compared to a gross margin on product sales of 29.7% in 2020.

Research & Development Expenses (R&D).  Research and development expenses for the nine-month period ended March 31, 2021 were $77,170 compared to $88.527 for the same period in 2020. The lower expenses in the fiscal year 2021 period are driven by lower external tire testing expenses compared to the year earlier period.

Sales & Marketing Expenses. Sales and marketing expenses for the nine-month period ended March 31, 2021 were $169,970 compared to $147,432 for the same period in 2020. The difference between periods relates to higher sales commissions paid, offset by lower trade show expenses, when compared to the same nine-month period in 2020.

General & Administrative Expenses.  General and administrative expenses for the nine-month period ended March 31, 2021 were $588,089 compared to $539,663 for the same period in 2020, driven by higher compensation costs, including stock compensation, partially offset by lower legal and depreciation costs.

Other Income, net.  Other income for the quarter ended Mach 31, 2021 was $144,297 compared to $2,974 for the same period in 2020. The primary driver of this variance is the forgiveness of our loan from the Small Business Administration Paycheck Protection Program.

Net Income.  Net income for the nine-month period ended March 31, 2021 of $311,286 compared to a net income of $167,594 for the same period in 2020, an increase in net income of $143,692, or 85.1%.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods below.

	Nine Months ended March 31,
	(in 000’s)
	2021	2020
Net cash provided by (used in) operating activities	$53	$(73)
Net cash used in investing activities	(11)	(37)
Net cash used in financing activities	-	(25)
Net increase in cash during the period	$42	$(135)

The Company has evaluated its current cash position relative to its cash requirements in the future and has determined its cash levels are sufficient to cover its cash needs. The Company enjoys a strong level of cash on hand as well as an unused credit line facility. These cash resources have been critical during the past year as working capital needs have increased due to the extended time required to receive imported materials (which are paid for when they are ready to ship from the manufacturer) as well as Management’s decision to increase chemical stock levels when extra material became available for purchase. The Company is also planning on upgrading some production equipment by the end of quarter 1 fiscal year 2022, which are anticipated to be paid using our cash reserves.

Our principal sources of liquidity consist of cash on hand and payments received from our customers. In February 2020, the Company secured a $50,000 line of credit with a local community bank. As of March 31, 2021, this credit line had not been used.

Historically, the current management team has been reluctant to pursue financing at terms that subject the Company to the high costs of debt, or raise money through the sale of equity at prices we believe do not reflect the true value of the Company.

We continue to have access to a short-term receivable factoring agreement with a third party to sell our receivable invoices. This agreement enables us to sell individual customer invoices for faster cash flow to the Company. As of March 31, 2021, we have not needed to activate this financing option due to increased focus on enforcement of established collection policies and proactive communication with customers.

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At May 12, 2021, our total cash balance was $691,307, none of which is restricted; accounts receivables were $334,681; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $598,553. Our total indebtedness, specifically which management reviews for cash management, was $1,044,076 and includes $520,400 in accounts payable and accrued expenses, $2,000 in current portion of long-term debt, $61,326 in long-term debt and $460,350 in total operating lease liability.

We continue to take actions to improve our liquidity and access to capital resources. Management continues to maintain that an equity financing in the current market environment would be too dilutive and not in the best interests of our shareholders. We have been successful in securing a line of credit with our bank, and additional financing was secured in April 2020 from the U.S. government Paycheck Protection Program, a Small Business Administration loan program initiated to combat the negative effects of COVID-19 on U.S. small businesses. These new sources of liquidity have been key tools to enable the Company to overcome negative effects of the coronavirus on our business.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments, cash requirements and other obligations.  In connection with the preparation of our financial statements for the period ended March 31, 2021, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  Although we have seen a significant increase in business activity in the recent quarter, we are not assured that a resurgence of the COVID-19 virus will not cause another significant decrease in demand from our customers If there is a new shutdown of the economy, and because we do not qualify at present for additional Paycheck Protection Program funding, we may lack sufficient working capital to meet our needs for the next 12 months.

The Company has, on occasion, instituted initiatives to incentivize sales of slower-moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory, promote individual product lines, and improve our cash flow.

As of May 12, 2021, the Company has approximately 22,547,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized, if necessary, to raise new funds.

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

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding economic conditions in general and in the agricultural market, in particular, the impact of the COVID-19 pandemic and the continued reopening of the economy and anticipated increase in product sales resulting therefrom, increases to the prices we charge for our products in response to increased costs we incur to obtain the materials needed to manufacture them, the possibility and expected effect of delays in reopening or future shutdowns in connection with COVID-19, operational actions taken by us to reduce expenditures as the economy continues to recover, expected sales levels for the remainder of the fiscal year ending June 30, 2021 and beyond, our ability to increase our authorized capital and pursue future financings, increased demand for our products and resulting sales and profits, the expansion of our customer base, continued strength of our current polyurethane foam tire market segment, the prudence of our research and development investments, the sufficiency of our cash on hand and credit line facility, and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. In addition, there is a risk that the economic repercussions from COVID-19 may be more severe than we currently expect, particularly with the new strains emerging and the uncertainty if existing vaccinations will be effective against the new strains, and vaccine hesitancy and slowing vaccination rates. Additionally, there is a risk that our price increases may result in lower revenues. New risk factors emerge from time-to-time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements described in this report, whether as a result of new information, future events, changed circumstances or any other reason after the date this report is filed.

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

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to below, see “Part I. Item 1A. Risk Factors,” in our 2020 Annual Report.

Recent market condition changes in the chemical markets has forced us to increase the prices we charge customers for our products, and could have a material adverse effect on demand for our products, results of operations, and our financial condition

We have been informed by our suppliers that manufacturing plant problems arising from severe weather conditions in Texas in 2021 and previously reduced capacity due to the effects of COVID-19 , combined with an increase in demand for these chemical feedstocks, has created a shortage of available supply for raw materials, with several of these suppliers declaring a “force majeure,” meaning that their non-performance under existing agreements should be excused due to the occurrence of one or more events beyond their control. While we could potentially challenge these assertions, practically speaking we would likely have difficulty seeking recourse without incurring significant expense. To date, we have been able to obtain the necessary materials to meet the demand requirements of our customers, albeit at higher raw material prices and in longer than expected timeframes. We expect these higher prices to continue to pressure gross margins for the remainder of the fiscal year 2021. We have evaluated our product pricing and will be implementing pricing adjustments to offset these raw material increases. We also continue to work with our suppliers to maintain our access to adequate quantities of raw materials to meet the increased demand for our products. While management believes these responses to be necessary to address these issues, there can be no assurance they will be sufficient, nor that they will not cause us to lose customer orders or customers, which would have a material adverse effect on our financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the January 2021 Board Meeting, the Chairman of the Board proposed compensation to the independent members of the Board of Directors such that each such director’s compensation would be in company shares that are both granted and vested as of each Board meeting each independent Director attends, at the following share amounts: Audit Committee Chair 15,000 per meeting, Board Secretary 15,000 per meeting, all other independent Directors 10,000 per meeting. The Company’s independent directors presently consist of Terry Gilland, George Stoddard, David Clark and David Hollister. As of the date of this report, any vested shares are accrued as stock payable and have not been issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation of the Company	8-A12G	10/28/02	3.01
3.2	Certificate of Amendment to the Articles of Incorporation of the Company	8-A12G	10/28/02	3.01
3.3	Certificate of Amendment to the Articles of Incorporation	10-Q	2/14/13	3(i)
3.4	Bylaws of the Company	8-K	9/25/13	3.02
10.1	Employment Agreement between the Company and Michael Sullivan	8-K	1/7/21	10.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 2021

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)