Form 10-K
period 2021-06-30
AMERITYRE CORP
filed 2021-09-17
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

On September 17, 2021 there were 73,047,868 shares of common stock of the Registrant outstanding.

As of December 31, 2020, the Registrant's most recent second quarter, there were 43,117,787 shares of common stock of the Registrant held by non-affiliates outstanding with a market value $1,293,534 (based upon the closing price of $0.03 per share of common stock as quoted on the OTCQB).

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement, which will be issued in connection with the 2021 Annual Meeting of Shareholders of Amerityre Corporation, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMERITYRE CORPORATION

2021 ANNUAL REPORT ON FORM 10-K

AMERITYRE CORPORATION

2021 ANNUAL REPORT ON FORM 10-K

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

Amerityre engages in the development, manufacturing and sale of polyurethane tires. We believe that we have developed unique polyurethane formulations that allow us to make products with superior performance characteristics, such as high abrasion resistance, increased energy efficiency, and higher load-bearing capabilities, when compared to conventional rubber tires and imported flat free polyurethane tires. We also believe that our manufacturing processes are more energy efficient than the traditional rubber tire manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure that are necessary to cure rubber. Using our polyurethane-based technologies, we produce tires that last longer, are less susceptible to failure and are friendlier to the environment than conventional rubber tires.

Products

Our polyurethane material technology is based on two main proprietary formulations; closed-cell polyurethane foam, a lightweight material with high load-bearing capabilities for low duty cycle applications, and Elastothane®, a high performance polyurethane elastomer with high load-bearing capabilities for high duty applications.  Closed cell foam tires and components accounted for the majority of fiscal year 2021 tire revenues. Our closed-cell polyurethane products are categorized as flat-free because they have no inner tube, do not require inflation and will not go flat even if punctured. Our tires are virtually maintenance free, non-toxic, provide extended tire life, and offer superior energy efficiency compared to rubber based tires. Our marketing efforts are divided among the following distinct segments:

●	Bicycle Tires
●	Light duty Industrial Vehicles (Golf Cars, Stock Chasers)
●	Lawn and Garden tires
●	Handtruck and small cart tires
●	Agricultural Carts
●	Forklift Tires
●	Mobility Tires

Our business model focuses our resources on applications and opportunities where our advantages in product technology and tire performance give us an opportunity to obtain premium pricing. The majority of our sales are to domestic customers as international sales are adversely affected by high freight costs.

Closed-Cell Polyurethane Foam Tires

We currently manufacture closed-cell polyurethane foam tires for bicycles, golf and baggage carts, hand trucks, lawn and garden equipment, wheelbarrows, personnel carriers, and medical mobility products, as well as custom designed applications.  Our proprietary formulations produce foam tires that enjoy a market reputation of superior quality and performance relative to competitor offerings.

Our efforts in custom product development and marketing allow us to build customer relationships and expand sales with original equipment manufacturers and tire distributors. We continue our focus on creating unique product solutions for customers with specific tire performance requirements. The demand for our golf cart, personnel carrier and baggage cart tires continues to increase as the marketplace recognizes the superior performance of our tires in industrial equipment applications. We believe this growth trend will continue going forward provided business conditions adversely affected by COVID-19 over the past year stabilize. Our growth may be delayed due to the emergence of new variants of the virus. See Item 1A – “Risk Factors” for more information. Since the inception of the pandemic in March 2020, Amerityre has operated as an “essential business”. We have seen strong demand for our products that continues to increase, resulting in strong sales revenues in Q4 of FY2021 and for the entire FY2021.

Polyurethane Elastomer Industrial Tires

We have developed solid polyurethane industrial tires made of Elastothane®, our family of proprietary polyurethane elastomer formulations.  We currently offer over 20 sizes for Class 1, 4 and 5 forklifts, as well as elastomer tires for scissor lifts. Over the past few years, we have not seen significant sales levels for our forklift tires, as the market prefers cheaper solid rubber forklift tires. Our Elasstothane® 500 material, a lighter density formulation than our standard polyurethane elastomer, continues to be well received by the agricultural applications market. This formulation has been used in baggage carts, personnel carriers, stock chasers, and lawn mowers, in applications where enhanced abrasion resistance and increased weight bearing capacity is required. We believe our polyurethane elastomer tires are superior to rubber tires as they are non-marking, more energy efficient, carry greater load weight, are made of non-toxic materials, operate in lower temperature environments and have longer comparative service life.  Our long-term success in this area is dependent upon finding new joint product development initiatives with OEM partners.

Amerityre has developed elastomer-based products for the agricultural tire market, such as flat-free pivot tires used in irrigation systems, seeder tires, and hay baler tires. Overall sales in the agricultural market have historically been negatively impacted by low commodity prices, although in recent months there has been significant increases in the price of farm commodity crops.  As with our industrial tires, we continue to pursue joint product development opportunities to increase our agricultural market base.

Raw Materials and Supplies

The two principal chemical raw materials required to develop our proprietary formulations used in the manufacture of our products are known generically as polyols and isocyanates.  We also purchase various chemical additives that are blended with the polyols and isocyanates.  We maintain multiple sources for chemical raw materials, where possible, to assure adequate supply and competitive pricing. The quality of our raw materials is critical to the superior performance of our proprietary formulations.

Over the past fiscal year, the available market supply for raw material chemicals has significantly tightened due to COVID-19 related shutdowns of refineries that produce polypropylene. In January 2021 a series of winter storms in Texas damaged the majority of propylene based chemical manufacturing, leading to all polyol users being put on allocation. This has restricted the amount of product we can produce and we have occasionally lost days of production due to raw material unavailability. These supply chain restrictions will likely continue for the next 2-3 quarters. We continue to look for other supply alternatives to enable us to produce more product.

In addition to the chemical raw materials, we purchase steel and plastic wheel components for use in tire assemblies.  We purchase these components from domestic and overseas suppliers.  The imposition of tariffs on Chinese goods as well as the meteoric rise in ocean freight costs over the past year has increased the cost to procure our imported wheel rims. Despite officials in the US government declaring these price increases “transitory” and short term, we believe that high prices will continue for raw materials and freight, and we continue to manage our business accordingly.

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

All of our products are inspected prior to shipment to ensure quality.  Any products considered defective by our quality control personnel are disposed of through traditional refuse disposal services.  All of our tires are manufactured at our Boulder City, Nevada facility. Due to increased demand for our products over the past 3 months we have been running overtime shifts where raw material availability permits.

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

Customers

Amerityre has a diversified customer base, providing tires and assemblies to OEMs, distributors, equipment dealers, and individuals. Our largest OEM customer accounted for approximately 28% of our sales for the year ended June 30, 2021, compared to fiscal year 2020 where this same customer accounted for approximately 27% of our sales. We expect sales with this customer to continue to increase as their business is forecast to continue to grow in fiscal year 2022. Our customers include OEMs of lawn and garden products and outdoor power equipment, regional tire distributors, retail cooperatives, agricultural tire distributors, and retailers of lawn and garden products, bicycle tires and hand truck tires. With the added exposure provided by our upgraded website, along with the ability to make purchases online, we expect market awareness among consumers to continue to increase.

Competition

There are companies that produce not-for-highway-use or light-duty tires from polyurethane foam such as Greentyre, who manufactures in the UK; Carefree Tire, who manufactures in China; Marastar (a division of Carlstar), who manufactures in China, and Custom Engineered Wheels and Krypton Industries, who manufacture in India.  We believe our closed-cell polyurethane foam tires are superior to the polyurethane foam tires offered by these competitors. Our closed cell technology gives our products higher load bearing characteristics than competitor tire products that have open-cell polyurethane foam, while producing a ride quality comparable to a properly inflated pneumatic tire. We believe we are the largest USA-based manufacturer of polyurethane flat free tires.

In addition to manufacturers of polyurethane foam tires, we compete directly with companies that manufacture and market traditional not-for-highway-use, low-duty pneumatic, semi-pneumatic, and solid tires made from rubber.  The not-for-highway use tire industry historically has been highly competitive, and most of these competitors have financial resources that substantially exceed ours. In addition, many of our competitors are very large companies, such as Kenda, Taiwan; Maxxis International, Taiwan; Cheng Shin, China; and Carlstar, USA.  These competitors have established brand name recognition, distribution networks for their products, and have some consumer loyalty to their products, although price is a major factor in the buying decision by their customers.

Despite the presence of larger competitors, we believe that the performance of our superior proprietary formulations give us some competitive advantages in certain market segments. We produce the only flat free polyurethane foam tires in the bicycle tire, golf cart tire, and personnel carrier tire market segments. The performance advantage of our formulation is evident in these market segments, where load bearing capability and ride quality is important. Consequently, we have focused our attention and sales and marketing resources on these product segments.

In the agricultural tire market, the market leaders are Titan International and Carlisle, global manufacturers of agriculture pneumatic tire and wheel assemblies.  The economic landscape in the agricultural sector appears to be improving as commodity crop prices have significantly increased over the past 6 months. While we have yet to see significant increased spending in the agricultural sector, we are optimistic that spending will increase in fiscal year 2022 if commodity pricing remains elevated. We continue to believe that the growth we have seen in the lawn and garden markets will continue in fiscal year 2022.

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

Employees

As of September 15, 2021, we had 17 full-time employees and 1 part time employee, including 4 salaried and 14 hourly employees.  We hire temporary labor as required to meet peak manufacturing needs.  We believe that we will continue to be able to hire a sufficient quantity of qualified laborers in the local area to meet our business needs.  Our manufacturing process does not require special skills, other than training in our production techniques and specific equipment.  Our employees are not represented by a labor union or a collective bargaining agreement.  We consider our relations with our employees to be good.

Research and Development

We consider research and development (R&D) activities to be an important part in our growth strategy.  Our current research and development activities are focused on new product development in partnership with potential OEM partners with a specific product needs and improving our current formulation processing to make our manufacturing processes more cost efficient.  We utilize R&D resources on a contract basis when required to investigate new, potentially lower cost polyurethane foam formulations, to design custom sized tires for specific customer requirements, and to increase the Company’s competitive position in specific market segments.  Due to the Company’s limited resources, tire projects are limited to those where an exceptional return on investment is expected. Other, less profitable, projects have been put on hold and will be revisited at a later date when sufficient resources are available.  Research and development expenses of an external testing nature were $9,791 and $16,821, for fiscal year 2021 and 2020, respectively.  In fiscal year 2020 we completed an evaluation of Amerityre bike tires in e-bike applications. All research and development expenses of the Company, including both internal and external expenses, were $102,265 and $117,525, for fiscal years 2021 and 2020, respectively.

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

Our results of operations have been and may in the future be adversely impacted by the COVID-19 pandemic.

The COVID-19 pandemic has resulted in significant volatility in the U.S. and global economies and led to a dramatic reduction in economic activity worldwide. Because of COVID-19, federal, state and local governmental authorities have issued and may again issue stay-at-home orders (which vary at the state and local level), proclamations and/or directives aimed at minimizing the spread of COVID-19. Additionally, more restrictive proclamations and/or directives may be issued in the future. To date, Amerityre has continued normal operations as we provide products which support essential businesses and operations. However, there is no guarantee that we will be able to continue regular operations going forward in light of COVID-19 especially if our plant workers sustain infections or reinfections. These government restrictions have also negatively impacted the operations of some of our customers, leading to delay and/or cancellation of orders and uncertain order levels going forward. Due to COVID-19, we have sustained price increases from our suppliers which have reduced our gross profit margins. To date we have successfully implemented our own price increases to offset some of these cost increases. There is also a risk that some customers may not be able to pay for Amerityre products already shipped due to reductions in their revenues and a deterioration of their financial position as a result of COVID-19. To date we have had three employees with confirmed cases of COVID-19 illness. In each case the affected individual was the only infected person and the virus was not spread to others in our workforce.

The ultimate impact of the COVID-19 pandemic on the Company’s operations remains unknown at this time and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 pandemic, government restrictions and other effects thereof, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, the Company, or our customers or suppliers may direct, which may result in an extended period of continued business disruption, reduced customer traffic or orders and reduced operations and revenue. Further, we cannot be certain when businesses will begin hiring back unemployed workers and the extent to which workers may elect to remain unemployed, although the federal unemployment benefit ended on September 6, 2021. All of these factors may affect supply chains which can impact our needs and expenditures required to fill customer orders and reduce demand for our products. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and operational results.

The counter-COVID-19 measures taken or which may be taken, including due to potential new outbreaks on a regional or national scale, may negatively impact the Company’s business during some or all of the 2022 fiscal year and potentially beyond. Management expects that all of its business segments, across all of its geographies, have been and could continue to be impacted to some degree, but the significance of the impact of the COVID-19 pandemic on the Company’s business and the duration for which it may have an impact remains undeterminable at this time. There can therefore be no assurance that the pandemic will not have a material adverse impact on the future results of the Company. The extent of the impact will depend on future developments, including actions that have been or may be taken to contain COVID-19.

Further, while the economy has reopened and began to recover, new strains of the virus pose the risk of future shutdowns, particularly in areas with low vaccination rates, which could hinder our ability to manufacture and sell our products and materially adversely affect our results of operations.

Recent market condition changes in the chemical markets have forced us to increase the prices we charge customers for our products, and could have a material adverse effect on demand for our products, results of operations, and our financial condition.

We were informed in February 2021 by our suppliers that manufacturing plant problems arising from the severe storms in Texas, combined with already reduced production capacity due to COVID-19 and stronger market demand for chemical feedstocks, created a shortage of available supply for raw materials. Most suppliers declared a “force majeure,” meaning that their non-performance under existing agreements should be excused due to the occurrence of one or more events beyond their control. To date, we have been able to obtain the necessary materials to meet the majority of demand requirements of our customers, albeit at higher raw material prices and in longer than expected delivery timeframes. We expect these higher material prices to continue to pressure gross margins for at least the first half of the fiscal year ending June 30, 2022. We have evaluated and increased our product pricing in April 2021 and most recently August 2021 to offset these raw material cost increases. We continue to work with our suppliers to secure adequate quantities of raw materials to meet the increased demand for our products. While management believes these responses to be necessary to address these issues, there can be no assurance they will be sufficient, nor that they will not cause us to lose customer orders or customers, which would have a material adverse effect on our financial condition and results of operations.

If we incur material losses due to a weakening economy or other factors, we may encounter difficulty in raising capital to meet our working capital needs.

While we incurred a small net income from operations in four of the past five fiscal years, Amerityre lost money from operations in all periods prior to fiscal year 2017. While we are optimistic that we will be able to continue this positive profitability trend, there is no guarantee that this will be the case, particularly given the economic uncertainty caused by COVID-19.

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

A number of factors may affect future sales of our products even if we are successful in increasing our revenue base.  These factors include whether competitors produce alternative or superior products, whether the cost of our products is competitive in the marketplace, and whether we can establish effective product sales and distribution networks. The tire industry is a highly competitive, global industry. Most of our competitors are larger companies with greater financial resources. Their access to greater resources enables them to adapt more quickly to changes in the markets we have targeted. Our competitors are able to devote greater resources to the development and marketing of new products. Most of the products we have developed have not obtained broad market acceptance and rely on our emerging technologies. To significantly improve our competitive position, we will need to make significant ongoing investments in manufacturing, customer support, marketing, sales, research and development and intellectual property protection. Intense competitive activity in the tire industry has caused and will likely continue to cause pressures on our business, as well as pressure on certain of our customers or suppliers. Further, to the extent negative macroeconomic events, such as COVID-19 pandemic, affect the industry generally, we may have difficulty navigating and adjusting to such circumstances relative to our larger, better-capitalized competitors in the tire industry. For example, by virtue of their larger scale of operations and wider market access, many of our larger competitors have been able to continue offering relatively lower prices for their products in the wake of increases in the costs of supplies and production, whereas we have been forced to increase our prices in response to market developments such as supply shortages caused by factors such as adverse weather conditions, geopolitical friction and COVID-19.  To succeed as a company, we must continue to manufacture quality products and sell adequate quantities of products at prices sufficient to generate profits.  We may not accomplish these objectives, which may have an adverse effect on our results of operations or stock price.

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

Until March 2020, the U.S. economy experienced increased growth. However, the national shutdown of the U.S. economy due to COVID-19 put the U.S. and global economies in a tailspin. While the US economy has started to recover, but it is unknown how long it will take for the U.S. or global economy to fully recover. In recent months there have been increases in COVID-19 cases in many areas caused by a combination of the potentially more contagious “Delta” variant of the virus, as well as vaccine hesitancy and low vaccination rates in many areas of the U.S. This development increases the possibility of further shutdowns, production delays, staffing and resource challenges and reductions in spending and demand for our products which could materially harm our financial condition and results of operations. Further, while market conditions in the agricultural commodity markets have improved since the pandemic began, other potential headwinds to economic growth overall are the continuation and/or increase in tariffs, a trade war, renegotiated trade agreements with international trading partners, and Federal Reserve policies that tighten credit or cause other imbalances in the economy. A continuation or worsening of these conditions, including credit and capital markets disruptions, could have an adverse impact on our business, operating results and financial position. We may experience declines in revenues and cash flows as a result of reduced orders, payment delays or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and customers or arising from prolonged shutdowns due to government orders or related safety precautions to address COVID-19 concerns. We may incur increased costs or experience difficulty with our ability to borrow in the future or to finance our operating, investing or financing activities. Any of these potential problems could hinder our efforts to increase our sales and might, if severe and extensive enough, cause our sales to decline, jeopardizing our ability to successfully operate.

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

The materials used to produce our products are susceptible to price fluctuations due to supply and demand trends, economic factors, and other unforeseen factors. If we are successful in implementing our business strategy, the quantities of chemical raw materials required by us or by others that utilize our technology may increase significantly. Shortages, if any, may result in chemical price increases. The COVID-19 pandemic has seen us experience increased chemical and supply costs and reduced our gross profit margins. We have experienced increases in the cost of wheel components due to the increased cost of steel and the imposition of tariffs. Existing trade agreements with foreign countries may be subject to change in the future, with tariffs or import duties being levied by the US government increasing the cost of our foreign-based raw materials. Because we are introducing products that will compete, in part, on the basis of price, we may be unable to pass cost increases on to our customers in order to stay competitive. If we are unable to pass on raw material cost increases to our customers, our future results of operations and cash flow will be materially adversely affected. Because of factors such as COVID-19, we may encounter issues with our manufacturing facility or resources supply which may materially and adversely impact our business.

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

Possession and use of personal information of our customers and vendors subjects us to risks and costs that could harm our business. We also collect and maintain personal information of our employees in the ordinary course of our business. Errors in the storage, use or transmission of personal information could result in a breach of customer or employee privacy. Possession and use of personal information in our operations also subjects us to possible regulatory burdens that could require notification of data breaches, and restrict our use of personal information. We cannot guarantee that there will not be a breach, loss or theft of personal information that we store or our third parties’ store. If we are hacked and there is a breach, theft or loss of personal information could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal or administrative actions by state attorneys general, private litigants, and federal regulators and by such other international laws including the European Union’s GDPR and their respective enforcement mechanisms, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of the date of this filing we have not experienced a breach of data security.

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

The legislative and regulatory bodies or self-regulatory organizations in various jurisdictions both inside and outside the United States may expand current laws or regulations, enact new laws or regulations, or issue revised rules or guidance regarding privacy, data protection, consumer protection, information security, and online advertising. For example, in June 2018 the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect on January 1, 2020. The CCPA requires companies that process personal information on California residents to make new disclosures to consumers about such companies’ data collection, use, and sharing practices and inform consumers of their personal information rights such as deletion rights, allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. The State of Nevada has also passed a law, which took effect on October 1, 2019, that amends the state’s online privacy law to allow consumers to submit requests to prevent websites and online service providers (“Operators”) from selling personally identifiable information that Operators collect through a website or online service. More recently, on March 2, 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (the “VCDPA”). The VCDPA creates consumer rights, similar to the CCPA, but also imposes security and assessment requirements for businesses. In addition, on July 7, 2021, Colorado enacted the Colorado Privacy Act (“CoCPA”), joining the growing list of states adopting comprehensive consumer privacy laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business model or practices, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition, and results of operations. Further, the data protection laws of various jurisdictions often differ greatly and the regulatory landscape in general is constantly changing, and we may be unable to effectively adapt and comply particularly with respect to our website and online sales.

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

If our shareholders sell substantial amounts of our outstanding common stock, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could make it difficult to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. In May 2020, our 2013 Series Preferred Shares automatically converted into 20,000,000 shares of common stock constituting approximately 27% of our outstanding common stock as of the date of this report. These shares are subject to the limitations of Rule 144(i) under the Securities Act of 1933 which, among other things, limit the number of shares which can be sold to 1% of our outstanding stock every three months.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the date of this Report, we did not have any unresolved comments with the staff of the SEC.

ITEM 2. PROPERTIES

In March 2019, we negotiated a five-year extension of the lease on our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building.  We currently occupy all 49,200 square feet, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  The extended lease commenced on July 1, 2019 for the base monthly rent as follows:

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB Venture Market (“OTCQB”) under the symbol AMTY. The closing price of our common stock on the OTCQB on September 14, 2021 was $0.07 per share.  There were approximately 462 holders of record of our common stock.

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

Despite the negative effects of COVID-19 on the overall US economy, we experienced higher than expected demand for our polyurethane foam tires in the recent quarter. Sales for the fiscal fourth quarter 2021 were 10.6% higher than the sales level in fiscal fourth quarter 2020. We continue to see the same strong sales trends that we saw during the pre-COVID period. Our current customers are increasing sales of their current products and we continue to engage new customers to expand our customer base.

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

A major component of the strategic operating plan we discussed during our annual meeting in December 2020 was the desire to establish partnerships with large OEMs and distributors to increase our distribution capabilities. We continue to have discussions with various entities to establish these relationships, which we believe would be advantageous for both parties. Testing of our tires in several applications are ongoing by these potential partners, and we are hopeful that some of these opportunities will result in new business for Amerityre in the coming quarters.

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

The Company, in light of the impact COVID-19 has had on our business, implemented a price increase on most of its products starting on April 1, 2021. We have seen over the past 7 months significant increases in raw material pricing. The January winter storms in Texas took all polyol manufacturing offline for several weeks as these facilities needed to be repaired and brought back online. Combined with COVID-19 caused reductions in propylene manufacturing capacity, the Company was fortunate to receive enough material to maintain operations, albeit at significantly higher prices and an amount that limited our ability to fulfill orders on a timely basis. It is expected that availability of raw material feedstock supply in the chemical markets will increase in the coming months, but it is not clear that pricing will return to the lower levels of last year, or even stabilize at current elevated levels. Management will continue to monitor the situation and is prepared to make further product pricing adjustments if necessary. In the following paragraphs we address the material factors that affect our business.

The following summary table presents a comparison of our results of operations for the fiscal years ended June 30, 2021 and 2020 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

			Percent
	Fiscal Years Ended June 30,		Change
	(in 000’s)
	2021	2020	2021 vs. 2020
Net revenues	$4,863	$3,941	23.4%
Cost of revenues	(3,579)	(2,839)	26.0%
Gross profit	1,284	1,103	16.4%
Research and development expenses	(102)	(118)	(13.6)%
Sales and marketing expense	(225)	(193)	16.6%
General and administrative expense (1)	(860)	(744)	15.6%
Gain on debt extinguishment	150	-	100.0%
Loss on assets, due to write down or disposal	(26)	(17)	52.9%
Other income (expense)	38	12	216.7%
Net income	259	43	502.0%
Preferred stock dividend	-	(83)	(100.0)%
Net income (loss) attributable to common shareholders	$259	$(40)	747.5%

(1)  Includes stock-based compensation expense of $88,806 and $44,300 for the fiscal years ended June 30, 2021 and 2020, respectively.

Year Ended June 30, 2021 Compared to the Year Ended June 30, 2020

Net revenues. Net revenues of $4,863,412 for the year ended June 30, 2021, represents an increase of $922,208 or 23.4%, over net revenues of $3,941,204 during the year ended June 30, 2020.  These results were above our expectations and driven by increased demand for polyurethane foam tires from current customers, despite the negative effects of COVID-19 on the overall business environment. With the expected continued recovery of the economy and our current sales backlog level, we expect sales for the upcoming fiscal year to be strong, however delays in recovery and/or further hardship may be caused by surges in new variants of COVID-19 which could adversely affect these outcomes.

Cost of revenues.  Cost of revenues for the year ended June 30, 2021 was $3,579,227 or 73.6% of revenues compared to $2,838,667 or 72.0% of revenues for the year ended June 30, 2020. We experienced higher raw material costs, particularly chemical feedstocks, during the recent quarter which pressured gross profit margins. Our chemical suppliers have informed us that there will likely be continued price increases in the coming months for our raw materials due to t increased demand in the market and limited available supply. The new US Administration has signaled that the current tariff situation with China will remain unchanged. We expect these headwinds to continue to pressure our Gross Margins for the first half of fiscal year 2022 at a minimum We are looking at ways to mitigate these adverse factors, including price increases on the products sold to our customers. However, continuing increases in raw material costs may result in reduced product sales if we are forced to turn away sales because we cannot sell product at a price that is profitable.

Gross Profit.  Gross profit for the year ended June 30, 2021 of $1,284,185 represents a 16.4% increase over gross profit of $1,102,537 for the year ended June 30, 2020. The fiscal year 2021 gross profit reflects a 26.4% gross margin for product sales compared to a gross margin on product sales of 28.0% for fiscal 2020.

Research and Development expenses.  Research and development expense of $102,265 for the year ended June 30, 2021 represents a 13.6% decrease over the same expense of $117,525 for the year ended June 30, 2020. The difference between periods is attributed to reduced investment in tire evaluation programs due to COVID-19 restrictions in fiscal year 2021. We continue to invest in product formulation and new product development where appropriate to support our business plan.

Sales and Marketing expenses.  Sales and marketing expense of $224,686 for the year ended June 30, 2021 represents a 16.6% increase over expenses of $192,951 for the year ended June 30, 2020. The difference between periods relates to higher sales commission expense due to higher overall sales and the product mix sold, when compared to the same period in 2020,as well as no tradeshow expenses in fiscal year 2021 due to COVID 19 closures.

General and Administrative expenses. General and administrative expenses of $860,693 for the year ended June 30, 2021 represents a 15.6% increase over the same expense of $744,525 for the year ended June 30, 2020.  The increase was caused by higher executive compensation, higher outside consulting expenses, an increase in insurance costs and warranty expenses, offset by lower legal fees and depreciation expense. We continue to control costs and find more efficient ways to conduct our business activities.

Other Income (Expense).  Other income was $161,795 for the year ended June 30, 2021, with the primary driver of this variance being the forgiveness of our loan from the Small Business Administration Paycheck Protection Program plus various small grants available from Federal and State agencies during the fiscal year, offset by loss on the full impairment of equipment available for sale. Other expense of $5,003 in the year ended June 30, 2020 includes charges for impairment of equipment available for sale and the write down of obsolete inventory.

Net Income. The net income for the year ended June 30, 2021 of $258,336 represents a 516.7% increase from the $42,533 net income for the year ended June 30, 2020.  A significant portion of the net income was the non-cash forgiveness of our Small Business Administration loan.

Liquidity and Capital Resources

Cash Flows

The following table sets forth our cash flows for the fiscal years ended June 30, 2021 and 2020.

	Years ended June 30,
	(in 000’s)
	2021	2020
Net cash (used in)/provided by operating activities	$(136)	$42
Net cash used in investing activities	(14)	(56)
Net cash (used in)/provided by financing activities	(1)	124
Net (decrease)/increase in cash during period	$(151)	$110

The Company has evaluated its current cash position relative to its cash requirements in the future and has determined its cash levels are sufficient to cover its cash needs. The Company enjoys a strong level of cash on hand as well as an unused credit line facility. These cash resources have been critical during the past year as working capital needs have increased due to the extended time required to receive imported materials (which are paid for when they are ready to ship from the manufacturer, not after they are received for use by the Company) as well as Management’s decision to increase chemical stock levels when extra material became available for purchase. The Company is also planning on upgrading some production equipment by the end of the first quarter of fiscal year 2022, which are anticipated to be paid using our cash reserves.

Our principal sources of liquidity consist of cash on hand and payments received from our customers. In February 2020, the Company secured a $50,000 line of credit with a local community bank. As of June 30, 2021, this credit line had not been used.

Historically, the current management team has been reluctant to pursue financing at terms that subject the Company to the high costs of debt, or raise money through the sale of equity at prices we believe do not reflect the true value of the Company.

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At September 15, 2021, our total cash balance was $509,318, none of which is restricted; accounts receivables were $263,920; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $1,269,993. Our total indebtedness, specifically which management reviews for cash management, was $848,866 and includes $374,239 in accounts payable and accrued expenses, $2,000 in current portion of long-term debt, $61,326 in long-term debt and $411,300 in total operating lease liability.

We continue to take actions to improve our liquidity and access to capital resources. Management continues to maintain that an equity financing in the current market environment would be too dilutive and not in the best interests of our shareholders. We have been successful in securing a line of credit with our bank. These new sources of liquidity have been key tools to enable the Company to overcome negative effects of the coronavirus on our business.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments, cash requirements and other obligations.  In connection with the preparation of our financial statements for the year ended June 30, 2021, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  Although we have seen a significant increase in business activity in recent quarters, there can be no assurance that a resurgence of the COVID-19 virus will not cause another significant decrease in demand from our customers. While many government restrictions have been relaxed and the economy has continued to open in more jurisdictions, the emergence of new and transmittable variants of COVID-19 appears to have led to a possible resurgence of the virus, particularly in populations with low vaccination rates and has resulted in new restrictions in certain geographies and among certain businesses. The long-term financial impact on our business cannot be reasonably estimated at this time. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods. Refer to “Item 1A — Risk Factors” for a description of the material risks that the Company currently faces in connection with COVID-19. If there is a new shutdown of the economy, reduction in demand for our products or other adverse effect on our business, we may lack sufficient working capital to meet our needs for the next 12 months.

The Company has, on occasion, instituted initiatives to incentivize sales of slower-moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory, promote individual product lines, and improve our cash flow.

As of September 15, 2021, the Company has approximately 24,607,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized, if necessary, to raise new funds.

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

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding economic conditions in general and in the agricultural market, in particular, the impact of the COVID-19 pandemic and the continued reopening of the economy and anticipated increase in product sales resulting therefrom, increases to the prices we charge for our products in response to increased costs we incur to obtain the materials needed to manufacture them, expected increases in agricultural spending and any resultant positive effect on our business, prospective partnerships and business relationships with large OEMs including some with whom we are currently in discussions, the possibility and expected effect of delays from future shutdowns in connection with COVID-19, operational actions taken by us to reduce expenditures as the economy continues to recover, price increases and expected sales levels for the fiscal year ending June 30, 2021, our ability to pursue future financings, increased demand for our products and resulting sales and profits, the expansion of our customer base, continued strength of our current polyurethane foam tire market segment, the prudence of our research and development investments, the sufficiency of our cash on hand and credit line facility, and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in this report. In addition, there is a risk that the economic repercussions from COVID-19 may be more severe than we currently expect, particularly with the new strains emerging and the uncertainty if existing vaccinations will be effective against the new strains, and vaccine hesitancy and slowing vaccination rates which has led and may continue to lead to new outbreaks in certain geographic areas. Additionally, there is a risk that our price increases may result in lower revenues and further decreased gross profit margins. New risk factors emerge from time-to-time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements described in this report, whether as a result of new information, future events, changed circumstances or any other reason after the date this report is filed.

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

The Company’s management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on its assessment, the Company’s principal executive and principal financial officers have concluded that, as of June 30, 2021, the Company’s system of internal controls over financial reporting was effective in providing reasonable assurance based on those criteria.  The Company used the 2013 version of the COSO framework.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our Proxy Statement related to our 2021 Annual Meeting of Shareholders, which will be filed with the SEC not later than October 28, 2020 (120 days after the end of the fiscal year covered by this Annual Report on Form 10-K).

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

3.               Exhibits:

The exhibits to this report are listed on the Exhibit Index below.

(b)           Description of exhibits

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation of the Company	8-A12G	10/28/02	3.01
3.2	Certificate of Amendment to the Articles of Incorporation of the Company	8-A12G	10/28/02	3.01
3.3	Certificate of Amendment to the Articles of Incorporation	10-Q	2/14/13	3(i)
3.4	Certificate of Amendment to the Articles of Incorporation	8-K	6/1/20	3.1
3.5	Bylaws of the Company	8-K	9/25/13	3.02
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934				Filed
10.1	2020 Equity Incentive Plan				Filed
10.2	Employment Agreement between the Company and Michael Sullivan	8-K	1/7/21	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 17, 2021

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of September 2021.

/s/ Michael F. Sullivan	/s/ David Clark
Michael F. Sullivan Chairman of the Board	David Clark Director

/s/ David Hollister	/s/ George Stoddard
David Hollister Director	George Stoddard Director

/s/ Terry Gilland
Terry Gilland Director

AMERITYRE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Amerityre Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Amerityre Corporation (the Company) as of June 30, 2021 and 2020, and the related statements of operation, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Haynie & Company

Haynie & Company Salt Lake City, Utah September 17, 2021

We have served as the Company’s auditor since 2016.

AMERITYRE CORPORATION

Balance Sheets

	June 30, 2021	June 30, 2020
ASSETS

CURRENT ASSETS
Cash	$516,192	$666,756
Accounts receivable	728,315	292,642
Current inventory – net	659,333	493,892
Prepaid and other current assets	94,483	86,467
Total Current Assets	1,998,323	1,539,757

RIGHT TO USE LEASE ASSETS, OPERATING, NET	544,070	692,007

PROPERTY AND EQUIPMENT
Molds and models	583,611	583,611
Equipment	2,910,018	3,037,474
Furniture and fixtures	73,423	73,423
Software	233,528	247,610
Less – accumulated depreciation	(3,690,515)	(3,816,004)
Total Property and Equipment - net	110,065	126,114

OTHER ASSETS
Patents and trademarks – net	75,977	92,905
Non-current inventory	163,289	300,778
Deposits	11,000	11,000
Total Other Assets	250,266	404,683
TOTAL ASSETS	$2,902,724	$2,762,561

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$767,193	$691,962
Current portion of long-term debt	2,000	59,440
Current portion of lease liability	147,600	145,800
Deferred revenue	25,892	12,192
Total Current Liabilities	942,685	909,394

Long-term debt, net of current portion	61,326	153,996
Long-term lease liability, net of current portion	300,600	448,200
TOTAL LIABILITIES	1,304,611	1,511,590

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock: 100,000,000 shares authorized of $0.001 par value, 73,047,868 and 70,172,868 shares issued and outstanding, respectively	73,048	70,173
Additional paid-in capital	62,805,404	62,719,473
Accumulated deficit	(61,280,339)	(61,538,675)
Total Stockholders’ Equity	1,598,113	1,250,971
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,902,724	$2,762,561

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Operations

	For the Years Ended June 30,
	2021	2020

NET SALES	$4,863,412	$3,941,204

COST OF REVENUES	3,579,227	2,838,667

GROSS PROFIT	1,284,185	1,102,537

EXPENSES
Research and development	102,265	117,525
Sales and marketing	224,686	192,951
General and administrative	860,693	744,525

Total Expenses	1,187,644	1,055,001

INCOME FROM OPERATIONS	96,541	47,536

OTHER (EXPENSE)/ INCOME
Interest expense	-	(1,223)
Interest income	1,710	931
Gain on debt extinguishment	149,570	-
Loss on asset disposal/impairment	(26,183)	(17,226)
Other income	36,698	12,515

Total Other Income (Expense)	161,795	(5,003)

NET INCOME	258,336	42,533

Preferred Stock Dividend	-	(83,300)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$258,336	$(40,767)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	70,918,758	51,123,318

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit
Balance, June 30, 2019	2,000,000	2,000	47,727,867	$47,728	$62,695,035	$583	$(61,497,908)
Preferred stock dividends	-	-	-	-	-	-	(83,300)
Preferred stock conversion to common stock	(2,000,000)	(2,000)	20,000,000	20,000	(18,000)	-	-
Stock based compensation expense for employee and Board of Director service	-	-	2,445,001	2,445	42,438	(583)	-
Net income for the year ended June 30, 2020	-	-	-	-	-	-	42,533
Balance, June 30, 2020	-	-	70,172,868	$70,173	$62,719,473	$-	$(61,538,675)
Stock based compensation expense for employee and Board of Director service	-	-	2,875,000	2,875	85,931	-	-
Net income for the year ended June 30, 2021	-	-	-	-	-	-	258,336
Balance, June 30, 2021	-	$-	73,047,868	$73,048	$62,805,404	$-	$(61,280,339)

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Cash Flows

	For the Years Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$258,336	$42,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	210,696	238,838
Stock based compensation, employee and Board of Directors	88,806	44,300
Gain on debt extinguishment	(149,570)	-
Loss on assets, due to impairment	26,183	17,226
Changes in operating assets and liabilities:
Accounts receivable	(435,674)	(14,952)
Prepaid and other current assets	(39,220)	(3,870)
Inventory and change in inventory reserve	(45,176)	(93,667)
Accounts payable and accrued expenses	82,155	(40,383)
Deferred revenue	13,700	(7,216)
Lease liability, operating lease	(145,799)	(141,000)
Net Cash (Used In)/Provided By Operating Activities	(135,563)	41,809
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,675)	(56,488)
Cash paid for leasehold improvements of an operating lease asset	(10,786)	-
Net Cash Used In Investing Activities	(14,461)	(56,488)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	149,570
Payments on notes payable	(540)	(25,161)
Net Cash Used In Financing Activities	(540)	124,409
NET (DECREASE) INCREASE IN CASH	(150,564)	109,730
CASH AT BEGINNING OF YEAR	666,756	557,026
CASH AT END OF YEAR	$516,192	$666,756

NON-CASH FINANCING ACTIVITIES

Interest paid	$-	$1,223
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Write off of fully depreciated and disposed fixed assets	$131,131	$-
Use of store inventory, capitalized as fixed asset	$31,203	$-
Accrued preferred stock dividends	$-	$83,300
Issuance of stock for stock payable	$-	$583
Preferred stock conversion to common stock	$-	$2,000

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2021 and 2020

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

Concentrations of Risk

The Company places its cash accounts with high credit quality financial institutions and generally limits the amount of credit exposure to the amount in excess of the FDIC insurance coverage limit of $250,000 for interest bearing accounts.  As of June 30, 2021 and 2020, the Company has a series of accounts at one bank that collectively exceed this amount at each year end.  The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk to cash.

Credit losses, if any, have been provided for in the financial statements and are based on management’s expectations. The Company’s accounts receivables are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual risks or significant risks in the normal course of its business.

We have one customer who accounted for 28% of our sales for the year ended June 30, 2021. This same customer accounted for 27% of our sales for the year ended June 30, 2020.

While the Company conducts the majority of its business in the United States, revenue related to foreign sales was $1,656,937 and $1,338,836 as of June 30, 2021 and 2020.  For both years, sales to foreign countries amounted to 34% of total net revenues.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  As of June 30, 2021 and 2020, respectively, we had no cash equivalents.

Accounts Receivables

We generally charge-off trade receivables that are more than 120 days outstanding as bad-debt expense, unless management believes the amount to be collectable. The charge-off amounts are included in general and administrative expenses.   As of June 30, 2021 and 2020, the reserve for uncollectible accounts was $0, respectively.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2021 and 2020

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or net realizable value.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale.

	June 30,
	2021	2020
Raw materials	$416,709	$263,573
Finished goods	525,565	618,104
Inventory reserve	(119,652)	(87,006)
Inventory – net (current and long term)	$822,622	$794,671

Our inventory reserve reflects items that were deemed to be defective or obsolete based on an analysis of all inventories on hand.

In fiscal years 2021 and 2020, the Company critically reviewed all slow-moving inventory to determine if defective or obsolete.  If not defective or obsolete, but slow moving, we presented these items as non-current inventory, although all inventory is ready and available for sale at any moment.

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

June 30, 2021 and 2020

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

Depreciation expense for the years ended June 30, 2021 and 2020 was $47,969 and $67,893, respectively.

Patents and Trademarks

Patent and trademark costs have been capitalized at June 30, 2021, totaling $487,633 with accumulated amortization of $411,656 for a net book value of $75,977. Patent and trademark costs capitalized at June 30, 2020, totaled $487,633 with accumulated amortization of $394,728 for a net book value of $92,905.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of June 30, 2021 and 2020, respectively, there were no pending patents.  Annually, pending or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- for the years ended June 30, 2021 and 2020, respectively.

Amortization expense for the years ended June 30, 2021 and 2020 was $16,927and $17,696 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

●	any changes in the market relating to the patents that would decrease the life of the asset;

●	any adverse change in the extent or manner in which the patents are being used;

●	any significant adverse change in legal factors relating to the use of the patents;

●	current period operating or cash flow loss combined with our history of operating or cash flow losses;

●	future cash flow values based on the expectation of commercialization through licensing; and

●	current expectations that, more likely than not, the patents will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

The estimated amortization expense, based on current intangible balances, for the next five fiscal years beginning July 1, 2021 is as follows:

2022	$17,763
2023	$13,896
2024	$16,337
2025	$7,464
2026	$5,270
Thereafter	$15,246

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2021 and 2020

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the fiscal years ended June 30, 2021 and 2020 reflect the impact of FASB ASC 718. Stock-based compensation expense recognized under FASB ASC 718 for the fiscal years ended June 30, 2021 and 2020 was $88,806 and $44,300, respectively, related to employee stock options and employee stock grants.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for fiscal years ended June 30, 2021 and 2020 assume all awards will vest; therefore, no reduction has been made for estimated forfeitures.

Basic and Fully Diluted Net Loss per Share

Basic and Fully Diluted net income per share is computed using the weighted-average number of common shares outstanding during the period.

The Company’s outstanding stock options, warrants, stock grants not yet earned and shares issuable upon conversion of outstanding convertible notes, if any, have been excluded from the diluted net loss per share calculation. The Company excluded a total of 1,030,000 and 2,870,000 common stock equivalents for the years ended June 30, 2021 and 2020, respectively because they are anti-dilutive.

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

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2021 and 2020

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Net deferred tax assets consist of the following components as of June 30, 2021 and 2020:

	2021	2020
Deferred tax assets:
Net operating loss (“NOL”) carryover	$8,334,200	$8,892,000
Section 1231 loss carryover	4,000	200
Inventory reserve	25,100	18,300
R & D carryover	209,800	207,100
Related party accruals	8,000	4,300
Deferred revenue	5,400	2,600
Deferred tax liabilities:
Depreciation	(19,700)	29,700
Valuation allowance	(8,566,800)	(9,154,200)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2021 and 2020 due to the following:

	2021	2020
Book income (loss) tax effected	$54,300	$8,900
Depreciation	(5,900)	6,200
Nondeductible expenses	18,600	9,300
Inventory reserve	6,900	5,400
Deferred revenue	2,900	(1,500)
R&D Section 6765 Addback	600	-
Related party accruals	3,700	(3,000)
Loss on asset impairment	300	3,800
Valuation allowance	(81,400)	(29,100)
	$-	$-

At June 30, 2021, the Company had net operating loss carry-forwards of approximately $39,687,000 that may be offset against future taxable income. Effective with tax years beginning June 30, 2018, future net operating losses may be offset against future taxable income, subject to annual limitations. No tax benefit has been reported in the June 30, 2021 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2021 and 2020

NOL’s arising in tax years beginning in 2017 or earlier are subject to a 20-year limit. Because Amerityre’s NOL’s were generated from fiscal year end June 30, 2001 to fiscal year end June 30, 2016, there will be some NOL’s expiring each year through fiscal year 2036. The following table shows the amounts that would expire per year it not utilized:

2023	2,568,876
2024	4,921,923
2025	9,912,014
2026	4,478,509
2027	3,954,682
2028	3,434,035
2029	2,893,639
2030	1,161,192
2031	1,027,013
2032	780,467
2033	1,035,050
2034	651,035
2035	237,572
2036	107,053

NOL’s arising in tax years beginning in 2022 or later will be subject to 80% of taxable income limitations. NOL carryforwards arising in year beginning in 2021 or earlier are not subject to these limitations.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of June 30, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

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

June 30, 2021 and 2020

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

Revenue for our products is recognized at the time in which our performance obligation is satisfied which we have defined as “control” of the product by the customer. “Control” is defined as a customer having “rights/obligations of physical control over the product or has the rights and intention to control the product.” Based on the terms of our contracts, a customer’s “control” is based on analysis of the following; (i) when a customer arranges their own shipping, and once the product has left our dock, Amerityre recognizes revenue for the product.  In effect by arranging their own shipping the customer is “taking control” of the product when it leaves our warehouse; or (ii) when a customer does not arrange their own shipping, we cannot recognize revenue until it is delivered and the customer takes “control” of the product. Due to a very robust process to determine when control, as described above, occurs, there is limited judgement applied in the above process. In cases where we enter into sales arrangements with customers for non-standard products, such as custom formulation materials, revenue items are recognized as separate and distinct contracts with revenue recognition occurring upon acceptance by the customer. These types of transactions have been historically rare and non-routine in nature. We had no revenue from these types of transactions in either fiscal year 2021 or 2020.

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

Deferred revenue was $25,892, inclusive of $3,252 of shipping and handling revenue (see below), as of June 30, 2021.  Deferred revenue was $12,192, inclusive of $120 of shipping and handling revenue, as of June 30, 2020.

Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred.  However, due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related product revenue is also recognized.

The result of this accounting is a deferral of $3,252 as of June 30, 2021 and $120 as of June 30, 2020.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended June 30, 2021 and 2020 was $2,177 and $3,000, respectively.

Sales Tax

In accordance with FASB ASC 605-45, formerly EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement, the Company accounts for sales taxes and value added taxes imposed on its good and services on a net basis in the Statement of Operations.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2021 and 2020

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standards Updates which are not effective until after June 30, 2020, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 2 – DEBT

A former board member, Silas O. Kines, who passed away on January 11, 2012, was also the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long term liability recorded on the transaction.  As of June 30, 2021, $2,000 and $61,326 (2020, $2,000 and $61,867) were recorded for the current and long-term portion, respectively, of the related liability.

In February 2020, the Company secured a $50,000 line of credit from its bank for working capital coverage. As of June 30, 2021, the debt associated with this line was $0.

In April 2020, the Company secured a loan from the Small Business Administration Paycheck Protection Program. The loan amount was $149,570 and had a term of 2 years at 1% interest. In November 2020, the Company’s received full forgiveness by the Small Business Administration.

NOTE 3 – RIGHT TO USE LEASE ASSETS

Based on our lease accounting policy, we have identified the following operating leases. As of June 30, 2021, we have no financing leases:

	For the Years Ended June 30,
	2021	2020
Facility lease	$448,200	$594,000
Leasehold improvements related to our facility	286,854	280,376
Accumulated amortization – leasehold improvements	(190,984)	(182,369)
Right to use leased assets, operating, net	$544,070	$692,007

In March 2019, we negotiated a five-year extension of the lease on our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building.  We currently occupy all 49,200 square feet, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  Our remaining liability under this agreement is $448,200 payable at amounts ranging from $12,150 to $12,600 a month until June 30, 2024.

Total lease costs for the years ended June 30, 2021 and 2020 was $145,800 and $141,000, respectively.

NOTE 4 – STOCK TRANSACTIONS

During the years ended June 30, 2021 and 2020, the Company had the following stock transactions:

On December 13, 2013, the Board of Directors approved a resolution designating 2,000,000 shares of preferred stock, $0.001 par value, as 2013 Series Convertible Preferred Stock (the “2013 Series Shares”) and a Certificate of Designation was subsequently file with the Nevada Secretary of State. On April 28, 2020, the Company filed Certificate of Amendment with the Nevada Secretary of State amending the 2013 Series Shares to remove section 3.06 on limitation on conversions. On May 13, 2020 the holder of the 2013 Series Shares converted all 2,000,000 preferred shares into 20,000,000 shares of common stock.

Effective September 24, 2020, the Company filed a withdrawal of designation related to the 2013 Series Convertible Preferred Stock designation. In doing so, the State of Nevada also withdrew all preferred shares authorized. The Company will file a new designation authorizing preferred shares should this be needed in the future.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2021 and 2020

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

On December 18, 2019, the Company renewed the Chief Executive Officer’s Employment Agreement.  The new Agreement extends his term of employment to December 31, 2020.  Inclusive in this new Agreement is a stock award of 1.98 million shares of the Company’s common stock vesting ratably over 12 months (January 2020 – December 2020), valued at a fixed rate of $0.0192, the average price per share of the Company’s common stock for the period December 24, 2019 to December 31, 2019. As of June 30, 2020, 990,000 shares of stock vested and were issued, and as of June 30, 2021 the remaining 990,000 shares of stock vested and were issued.

On January 22, 2020, 60,000 shares of common stock were granted to the Company’s Chief Financial Officer as part of her employment renewal.  The shares are valued as of January 21, 2020 and vest ratably on a quarterly basis through December 2020.  No additional changes were made to her compensation on renewal of her employment. As of June 30, 2020, 30,000 shares of stock vested and were issued, and as of June 30, 2021 the remaining 30,000 shares of stock vested and were issued.

On January 24, 2020, 460,000 shares of common stock were granted to the Company’s Board members as compensation for the term ending November 2020.  Each non-executive Board member receives 93,750 shares, with the Audit Committee Chair receiving 156,250 shares and the Compensation Committee Chair receiving 116,250 shares.  The shares vest ratably on a monthly basis over the January 2020 – November 2020 period. The shares are valued at $0.02, the closing price per share of our common stock on January 24, 2020. As of June 30, 2020, 230,000 shares of stock vested and were issued, and as of June 30, 2021 the remaining 230,000 shares of stock vested and were issued.

Effective January 1, 2021, the Company renewed the Chief Executive Officer’s Employment Agreement.  The new Agreement extends his term of employment to December 31, 2021.  Inclusive in this new Agreement is a stock award of 2.7 million shares of the Company’s common stock vesting ratably over 12 months (January 2021 – December 2021), valued at a fixed rate of $0.031, the average price per share of the Company’s common stock for the period December 24, 2020 to December 31, 2020. As of June 30, 2021, 1,350,000 shares of stock vested and were issued.

On January 1, 2021, 60,000 shares of common stock were granted to the Company’s Chief Financial Officer as part of her employment renewal.  The Company’s common stock vesting ratably over 12 months (January 2021 – December 2021), valued at a fixed rate of $0.031, the average price per share of the Company’s common stock for the period December 24, 2020 to December 31, 2020.  As of June 30, 2021, 30,000 shares of stock vested and were issued.

In the January 2021 Board Meeting, the Chairman of the Board proposed compensation to the independent members of the Board of Directors such that each such director’s compensation would be in company shares that are both granted and vested as of each Board meeting each independent Director attends, at the following share amounts: Audit Committee Chair 15,000 per meeting, Board Secretary 15,000 per meeting, all other independent Directors 10,000 per meeting. As the shares are both granted and vested per Board meeting attended, the value of the related shares is the closing stock price on each meeting date. The Board approved this plan. The value of these shares ranged between $0.02 and $0.10 per share during the six-month period ended June 30, 2021. As of June 30, 2021, 245,000 shares of stock vested and were issued.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2021 and 2020

NOTE 5 – STOCK OPTIONS

General Option Information

On July 22, 2020, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) which contains provisions for up to 5,000,000 stock-based instruments to be granted to employees, consultants and directors. The plan includes the stock awards as described in Note 4 above, and any options which may be contemplated in the future.

No options have been granted as of in fiscal year 2021 or fiscal year 2020.

A summary of the status of our outstanding stock options as of June 30, 2021 and June 30, 2020 and changes during the years then ended is presented below:

	June 30, 2021			June 30, 2020
		Weight Average	Intrinsic		Weight Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	2,870,000	$0.12		3,970,000	$0.12
Granted	-	$0.00		-	$0.00
Expired/Cancelled	(1,840,000)	$0.12		(1,100,000)	$0.14
Exercised	-	$0.00		-	$0.00
Outstanding end of period	1,030,000	$0.12	$-	2,870,000	$0.12	$-
Exercisable	1,030,000	$0.12	$-	2,870,000	$0.12	$-

The following table summarizes the range of outstanding and exercisable options as of June 30, 2021:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2021	Weighted Average Remaining Contractual Life
$0.08	150,000	0.42	$0.08	150,000	0.42
$0.10	480,000	0.50	$0.10	480,000	0.50
$0.17	400,000	0.42	$0.17	400,000	0.42
	1,030,000			1,030,000

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all activity through September 17, 2021 (the date the Financial Statements were available to be issued) and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.