Form 10-Q
period 2021-09-30
AMERITYRE CORP
filed 2021-11-15
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of Registrant’s Common Stock as of November 15, 2021: 73,047,868

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERITYRE CORPORATION

Balance Sheets

	September 30, 2021	June 30, 2021
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$476,220	$516,192
Accounts receivable	530,940	728,315
Current inventory - net	739,188	659,333
Prepaid and other current assets	144,412	94,483
Total Current Assets	1,890,760	1,998,323

RIGHT TO USE LEASE ASSETS, OPERATING, NET	506,473	544,070

PROPERTY AND EQUIPMENT
Molds and models	583,611	583,611
Equipment	3,077,255	2,910,018
Furniture and fixtures	73,423	73,423
Software	233,528	233,528
Construction in progress	14,006	-
Less – accumulated depreciation	(3,705,284)	(3,690,515)
Property and Equipment - net	276,539	110,065

OTHER ASSETS
Patents and trademarks – net	71,043	75,977
Non-current inventory	164,171	163,289
Deposits	11,000	11,000
Total Other Assets	246,214	250,266
TOTAL ASSETS	$2,919,986	$2,902,724

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$706,866	$767,193
Current portion of long-term debt	2,000	2,000
Current portion of lease liability	148,050	147,600
Deferred revenue	42,125	25,892
Total Current Liabilities	899,041	942,685

Long-term debt	61,326	61,326
Long-term lease liability	263,250	300,600
TOTAL LIABILITIES	1,223,617	1,304,611

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock: 100,000,000 shares authorized of $0.001 par value, 73,047,868 and 73,047,868 shares issued and outstanding, respectively	73,048	73,048
Additional paid-in capital	62,805,404	62,805,404
Stock payable	33,156	-
Accumulated deficit	(61,215,239)	(61,280,339)
Total Stockholders’ Equity	1,696,369	1,598,113
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,919,986	$2,902,724

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,
	2021	2020

NET SALES	$1,395,614	$1,051,286

COST OF REVENUES	1,010,842	707,566

GROSS PROFIT	384,772	343,720

EXPENSES
Research and development	21,567	20,471
Sales and marketing	68,373	59,800
General and administrative	232,848	210,486

Total Expenses	322,788	290,757

INCOME FROM OPERATIONS	61,984	52,963

OTHER INCOME (EXPENSE)
Interest income	366	418
Loss on asset disposal	-	(2,853)
Other income	2,750	3,255

Total Other Income, net	3,116	820

NET INCOME	$65,100	$53,783

BASIC AND DILUTED INCOME PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	73,047,868	70,172,868

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid in	Stock	Accumulated
	Shares	Amount	Capital	Payable	Deficit	Total
Balance, June 30, 2020	70,172,868	$70,173	$62,719,473	$-	$(61,538,675)	$1,250,971
Stock option based compensation expense – options	-	-	-	12,323	-	12,323
Net income for the quarter	-	-	-	-	53,783	53,783
Balance, September 30, 2020	70,172,868	70,173	62,719,473	12,323	(61,484,892)	1,317,077
Stock option based compensation expense – options	-	-	-	(12,323)	-	(12,323)
Stock based compensation expense for employee and Board of Director service	1,250,000	1,250	22,560	-	-	23,810
Net loss for the quarter	-	-	-	-	176,852	176,852
Balance, December 31, 2020	71,422,868	71,423	62,742,033	-	(61,308,040)	1,505,416
Stock option based compensation expense – options	-	-	-	31,590	-	31,590
Net income for the quarter	-	-	-	-	80,651	80,651
Balance, March 31, 2021	71,422,868	71,423	62,742,033	31,590	(61,227,389)	1,617,657
Stock option based compensation expense – options	-	-	-	33,406	-	33,406
Stock based compensation expense for employee and Board of Director service	1,625,000	1,625	63,371	(64,996)	-	-
Net loss for the quarter	-	-	-	-	(52,950)	(52,950)
Balance, June 30, 2021	73,047,868	73,048	62,805,404	-	(61,280,339)	1,598,113
Stock based compensation expense for employee and Board of Director service	-	-	-	33,156	-	33,156
Net income for the quarter	-	-	-	-	65,100	65,100
Balance, September 30, 2021	73,047,868	$73,048	$62,805,404	$33,156	$(61,215,239)	$1,696,369

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$65,100	$53,783
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	60,050	55,062
Stock based compensation	33,156	12,323
Loss on asset disposal	-	2,853
Changes in operating assets and liabilities:
Accounts receivable	197,375	(30,611)
Prepaid and other current assets	(86,256)	(39,668)
Inventory and any change in inventory reserve	(80,737)	(13,144)
Accounts payable and accrued expenses	(74,332)	(57,116)
Deferred revenue	16,233	5,475
Lease liability payable, operating lease	(36,901)	(36,450)
Net Cash Provided (Used) by Operating Activities	93,688	(47,493)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(130,910)	-
Cash paid for leasehold improvements of an operating lease	(2,750)	-
Net Cash Used by Investing Activities	(133,660)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	-	(263)
Net Cash Used by Financing Activities	-	(263)

NET DECREASE IN CASH	(39,972)	(47,756)
CASH AT BEGINNING OF PERIOD	516,192	666,756
CASH AT END OF PERIOD	$476,220	$619,000

NON-CASH FINANCING ACTIVITIES

Interest paid	$-	$-
Income taxes paid	-	-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Use of store inventory, capitalized as fixed asset	$-	$6,600
Prepaid asset applied to capitalized equipment	$36,327	$-
Costs accrued for construction in progress	$14,006	$-

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Condensed Financial Statements

September 30, 2021

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  We believe the disclosures and information presented are adequate to make the information not misleading.  These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our June 30, 2021 Annual Report on Form 10-K.  Operating results for the quarter ended September 30, 2021 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies disclosed herein have not changed since our audited financial statements and notes thereto included in our June 30, 2021 Annual Report on Form 10-K, except as noted below.

Revenue Recognition

The majority of our revenue is derived from short-term sales contracts. We account for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”.

Revenue for our products is recognized at the time in which our performance obligation is satisfied which we have defined as “control” of the product by the customer. “Control” is defined as a customer having “rights/obligations of physical control over the product or has the rights and intention to control the product.” Based on the terms of our contracts, a customer’s “control” is based on analysis of the following; (i) when a customer arranges their own shipping, and once the product has left our dock, Amerityre Corporation (“Amerityre” or the “Company”) recognizes revenue for the product.  In effect by arranging their own shipping the customer is “taking control” of the product when it leaves our warehouse; or (ii) when a customer does not arrange their own shipping, we cannot recognize revenue until it is delivered and the customer takes “control” of the product. This establishes a “deferred revenue” event until such time as delivery of the product has been completed and we have proof from the shipper of the delivery (and change in control).

Deferred revenue was $42,125, inclusive of $45 of shipping and handling revenue (see below), as of September 30, 2021.  Deferred revenue was $17,667, inclusive of $1,633 of shipping and handling revenue (see below), as of September 30, 2020.

Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred.  Due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related revenue is also recognized.

The result of this accounting is a deferral of $45 as of September 30, 2021 and $1,633 as of September 30, 2020.

Basic and Fully Diluted Net Income (Loss) Per Share

Basic and Fully Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period.

Our outstanding stock options have been excluded from the basic and fully diluted net income per share calculation.  We excluded 1,030,000 and 2,870,000 common stock equivalents for the quarters ended September 30, 2021 and 2020, respectively, because they are anti-dilutive.

AMERITYRE CORPORATION

Notes to the Unaudited Condensed Financial Statements

September 30, 2021

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

	September 30, 2021	June 30, 2021
	(Unaudited)
Raw Materials	$444,027	$416,709
Finished Goods	579,110	525,565
Inventory reserve	(119,778)	(119,652)
Inventory – net (current and long term)	$903,359	$822,622

Our inventory reserve reflects items that were deemed to be defective or obsolete based on an analysis of all inventories on hand.

The Company critically reviews all slow moving inventory to determine if it is defective or obsolete.  If not defective or obsolete we present these items as non-current inventory, although all inventory is ready and available for sale at any moment.

NOTE 4 – RIGHT TO USE LEASE ASSETS

Based on our lease accounting policy, we have identified the following operating leases. As of September 30, 2021, we have no financing leases:

	September 30, 2021	June 30, 2021
	(Unaudited)
Facility lease	$411,300	$448,200
Leasehold improvements related to our facility	289,604	286,854
Accumulated amortization – leasehold improvements	(194,431)	(190,984)
Right to use leased assets, operating, net	$506,473	$544,070

In March 2019 we negotiated a five year extension of the lease on our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building.  We currently occupy all 49,200 square feet, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  Our remaining liability under this agreement is $411,300, payable at amounts ranging from $11,750 to $12,600 a month until June 30, 2024.

NOTE 5 – DEBT

A former board member, Silas O. Kines, who passed away on January 11, 2012, was also the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long term liability recorded on the transaction.  As of September 30, 2021, $2,000 and $61,326 (June 30, 2021, $2,000 and $61,326) were recorded for the current and long-term portion, respectively, of the related liability.

AMERITYRE CORPORATION

Notes to the Unaudited Condensed Financial Statements

September 30, 2021

NOTE 6 – STOCK TRANSACTIONS, OPTIONS AND WARRANTS

On July 22, 2020, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) which contains provisions for up to 2,500,000 stock-based instruments to be granted to employees, consultants and directors.

On October 26, 2021, the Board of Directors adopted the 2022 Equity Incentive Plan (the “2022 Plan”) which contains provisions for up to 10,000,000 stock-based instruments to be granted to employees, consultants and directors.

No stock or options were granted during the fiscal quarter ended September 30, 2021 or thus far in fiscal year 2022.

A summary of the status of our outstanding stock options as of September 30, 2021 and June 30, 2021, and changes during these periods is presented below:

	September 30, 2021			June 30, 2021
		Weighted Average	Intrinsic		Weighted Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	1,030,000	$0.12		2,870,000	$0.12
Granted	-	$0.00		-	$0.00
Expired/Cancelled	-	$0.00		(1,840,000)	$0.12
Exercised	-	$0.00		-	$0.00
Outstanding end of period	1,030,000	$0.12	$-	1,030,000	$0.12	$-
Exercisable	1,030,000	$0.12	$-	1,030,000	$0.12	$-

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2021	Weighted Average Remaining Contractual Life
$0.08	150,000	0.17	$0.08	150,000	0.17
$0.10	480,000	0.25	$0.10	480,000	0.25
$0.17	400,000	0.17	$0.17	400,000	0.17
	1,030,000			1,030,000

NOTE 7 – SUBSEQUENT EVENTS

On October 26, 2021, the Board of Directors adopted the 2022 Equity Incentive Plan (the “2022 Plan”) which contains provisions for up to 10,000,000 stock-based instruments to be granted to employees, consultants and directors.

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

Overview

Amerityre engages in the research and development, manufacturing, and sale of solid polyurethane foam and polyurethane elastomer tires.  We have developed unique polyurethane formulations that allow us to make products with superior performance characteristics, compared to conventional rubber tires, in the areas of abrasion resistance, energy efficiency and load-bearing capabilities.  Our manufacturing processes are more energy efficient than the traditional rubber tire manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure necessary to cure rubber. We believe tires produced with our proprietary polyurethane formulations last longer, are less susceptible to failure and are friendlier to the environment when compared to competitor offerings.

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

Closed cell Polyurethane Foam Tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors, and dealers accounts for the majority of our sales revenue. We produce a broad range of tire sizes for the light duty tire market, including bicycle tires, hand truck tires, mobility tires, lawn/garden tires, golf car tires, and light industrial vehicle tires.

Despite the ongoing negative effects of COVID-19 on the overall US economy, we experienced higher than expected demand for our polyurethane foam tires in the recent quarter. Sales for the fiscal first quarter 2022 were 32.3% higher than the sales level in fiscal first quarter 2021. We continue to see strong sales trends that we saw during fiscal year 2021 as our current customer base is experiencing strong sales and our domestically produced tires are attractive to those new customers looking for a domestic source for their tires

Our industrial tire product line, which includes our golf car tires, our 480 x 12 tires, and our 570 x 12 tires, continues to see outstanding demand in the marketplace. We expect this trend to continue in the coming quarters.

Polyurethane Elastomer Tires – Our elastomer formulations are used to manufacture tires requiring higher levels of abrasion resistance and greater load bearing capability. Forklift tires constitute a large part of this market, with other industrial and agricultural applications representing other opportunities. Overall sales volumes of our forklift tires remain small, less than 0.1% of our total sales revenue. Price sensitive consumers continue to favor imported solid rubber press-on forklift tires rather than our products, and we have not devoted significant resources towards promoting this product line. We have been working with original equipment manufacturers (“OEMs”) to utilize our elastomer formulations for large industrial equipment tires and agricultural applications, which may lead to new revenue sources in the future.

Light Density Elastomer Tires – Demand for our light density elastomer formulation (ElastothaneTM 500) in applications requiring greater abrasion resistance and load bearing capability than our polyurethane foam tires. Lawn and garden tire applications continue to drive increased sales of this formulation, although we have seen some custom tire applications for this formulation as well. We expect Agricultural tires sales to continue to increase in the coming quarters as farmers are seeing higher levels of disposable income than they have in years. However, economic challenges such as supply shortages could limit anticipated benefits or our ability to capitalize on them. We continue to approach OEMs and large distributors about promoting and utilizing our tires for certain applications, and several are evaluating sample tires.

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

A major component of our strategic operating plan is to establish a partnership or other type of business combination with a larger OEM or tire manufacturer who would have a larger distribution channel as well as financial resources to fully leverage our current tire portfolio as well as new products that can be developed using our formulations. The wide availability of capital in the markets has increased the amount of equity investment and merger/acquisition activity in the market. We are open to discussions and will continue to pursue opportunities that we believe will maximize the potential of our intellectual property and the overall value of the business.

We continue to face supply chain issues and increases in raw material and operating costs which we expect will continue to pressure our Gross Profit Margins. We implemented another price increase in August 2021 on our tire assemblies to mitigate the effects of these increases in our costs. However, as evidenced by our lower Gross Margins for the quarter, the price increases were not successful at offsetting all cost increases during the quarter. We will continue to closely manage the cost drivers of our business and take appropriate corrective actions, including further price increases where warranted.

Our sales growth over the past year has been very strong. However, it is unclear if the environment of rising costs and the corresponding higher sales prices will affect demand for our products moving forward. Raw material availability is also expected to continue to be an issue in the upcoming quarters as the existing supply chain issues are being resolved. While we continue to have a very strong backlog of business, we may be restricted as to how much product we can produce if raw material is not available on a timely basis. We are in constant contact with our suppliers to ensure that negative supply impacts are minimized, although in some cases this may result in Amerityre incurring higher material costs.

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

•	Consulting expenses, which consist primarily of amounts paid to third-parties for outside services;

•	Depreciation and amortization expenses which result from the depreciation of our property and equipment, including amortization of our intangible assets; and

•	Stock based compensation expense related to equity awards issued to directors, employees and consultants for services performed for the Company.

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

The Company, in light of the impact COVID-19 has had on our business, implemented a price increase on most of its products starting on April 1, 2021. We have seen over the past 10 months significant increases in raw material pricing, caused in part due to supply chain disruptions arising from the COVID-19 pandemic. The January 2021 winter storms in Texas took all polyol manufacturing offline for several weeks as these facilities needed to be repaired and brought back online. Combined with COVID-19-related reductions in propylene manufacturing capacity, the Company was fortunate to receive enough material to maintain operations, albeit at significantly higher prices and an amount that limited our ability to fulfill orders on a timely basis. Shortages of other raw materials in the chemical markets may continue or increase in the coming months, and it is therefore not clear that raw material pricing will return to the lower levels of 2020, or even stabilize at current elevated levels. Management continues to monitor the situation and is prepared to make further product pricing adjustments if necessary. The following paragraphs address these factors and the effects on our business during the fiscal quarter ended September 30, 2021.

The following summary table presents a comparison of our results of operations for the fiscal quarters ended September 30, 2021 and 2020 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	Three Month Period Ended September 30,		Percent Change
	(in 000’s)
	2021	2020	2021 vs. 2020
Net revenues	$1,396	$1,051	32.8%
Cost of revenues	(1,011)	(708)	42.8%
Gross profit	385	343	11.9%
Research and development expenses	(22)	(20)	10.0%
Sales and marketing expense	(68)	(60)	13.3%
General and administrative expense	(233)	(210)	10.4%
Loss on asset disposal	-	(3)	(100.0)%
Other income	3	4	(25.0)%
Net income (loss) attributable to common shareholders	$65	$54	20.4%

Quarter Ended September 30, 2021 Compared to September 30, 2020

Net Revenues.  Net revenues of $1,395,614 for the quarter ended September 30, 2021, represents an 32.8% increase over net revenues of $1,051,286 for the same period in 2020. These results exceeded our expectations as we continued to navigate the challenges presented by the COVID-19 pandemic, including limited raw material availability, higher supply costs and other supply chain issues. We expect our polyurethane foam products to continue to constitute the majority of our sales going forward.

Cost of Revenues.  Cost of revenues for the quarter ended September 30, 2021 was $1,010,842 or 72.4% of sales compared to $707,566 or 67.3% of sales for the same period in 2020. We experienced higher raw material costs, particularly chemical feedstocks, during the recent quarter which pressured gross profit margins. Our chemical suppliers have informed us that there will likely be continued price increases in the coming months due to a slow recovery in manufacturing capacity for our raw materials as well as increased market demand. The supply chain issues in procuring material from China has caused higher costs and long delays for our steel rims. We expect these headwinds to continue to pressure our Gross Margins throughout fiscal year 2022. We have mitigated some of these issues by increasing the sales prices of our tires. However, continuing increases in raw material costs may result in reduced product sales if we are forced to turn away sales because they are at price levels that are unprofitable.

Gross Profit.  Gross profit for the quarter ended September 30, 2021 was $384,772 compared to $343,720 for the same period in 2020, an increase of $41,052 or 11.9% ,over the same period in 2020.   The September 30, 2021 gross margin reflects a 27.6% gross margin on product sales compared to a gross margin on product sales of 32.7% in 2020. The lower gross profit is the result of higher raw material costs and higher shipping costs on materials purchased from overseas.

Research & Development Expenses (R&D).  Research and development expenses for the quarter ended September 30, 2021 were $21,567 compared to $20,471 for the same period in 2020. We continue to invest in product formulation and new product development where appropriate to support our business plan.

Sales & Marketing Expenses. Sales and marketing expenses for the quarter ended September 30, 2021 were $68,373 as compared to $59,800 for the same period in 2020. The difference between periods reflects higher commission expenses paid during the recent period due to higher sales volumes.

General & Administrative Expenses.  General and administrative expenses for the quarter ended September 30, 2021 were $232,848 compared to $210,486 for the same period in 2020, driven by higher compensation costs. We continue to control costs and find more efficient ways to conduct our business activities.

Other Income, net.  Other income for the quarter ended September 30, 2021 was $3,116 compared to other income of $820 for the same period in 2020.

Net Income.  Net income for the quarter ended September 30, 2021 of $65,100 compared to $53,783 for the same period in 2020. This represents 20.4% increase in net income compared to the first quarter of fiscal year 2021of $11,317.

Liquidity and Capital Resources

Cash Flows

The following table sets forth our cash flows for the quarters ended September 30, 2021 and 2020.

	Periods ended Sept. 30,
	(in 000’s)
	2021	2020
Net cash provided (used) by operating activities	$94	$(48)
Net cash used by investing activities	(134)	-
Net cash used by financing activities	-	-
Net increase (decrease) in cash during the period	$(40)	$(48)

The Company has evaluated its current cash position relative to its cash requirements in the future and has determined its cash levels are sufficient to cover its cash needs. The Company enjoys a strong level of cash on hand as well as an unused credit line facility. These cash resources have been critical during the past year as working capital needs have increased due to the extended time required to receive imported materials (which are paid for when they are ready to ship from the manufacturer, not after they are received for use by the Company) as well as Management’s decision to increase chemical stock levels when extra material became available for purchase. The Company completed its upgrade of its Production pouring systems in September 2021, which was completely paid from cash reserves.

Our principal sources of liquidity consist of cash on hand and payments received from our customers. In February 2020, the Company secured a $50,000 line of credit with a local community bank. As of September 30, 2021, this credit line had not been used.

Historically, the current management team has been reluctant to pursue financing at terms that subject the Company to the high costs of debt, or raise money through the sale of equity at prices we believe do not reflect the true value of the Company.

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At November 10, 2021, our total cash balance was $400,035, none of which is restricted; accounts receivables was $474,123; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $779,907. Our total indebtedness, specifically which management reviews for cash management, was $774,243 and includes $324,217 in accounts payable and accrued expenses, $2,000 in current portion of long-term debt, $61,326 in long-term debt and $386,700 in total operating lease liability.

We continue to take actions to improve our liquidity and access to capital resources. Management continues to maintain that an equity financing in the current market environment would be too dilutive and not in the best interests of our shareholders. We have been successful in securing a line of credit with our bank.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments, cash requirements and other obligations.  In connection with the preparation of our financial statements for the fiscal year ended June 30, 2021, we have analyzed our cash needs for the next twelve months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  Although we have seen a significant increase in business activity in recent quarters, there can be no assurance that a resurgence of the COVID-19 virus will not cause a disruption in our markets that causes a significant decrease in demand from our customers. While many government restrictions have been relaxed and the economy has continued to open in more jurisdictions, the emergence of new variants of COVID-19 may lead to possible resurgences of the virus. This could result in new restrictions on our customers located or servicing these affected jurisdictions. Among the adverse consequences caused by the pandemic have been continued supply chain disruptions, resulting in material shortages and delays, as well as increased material costs. The long-term financial impact on our business cannot be reasonably estimated at this time. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods. Refer to “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 for a description of the material risks that the Company currently faces including in connection with COVID-19. If there is a new shutdown of the economy, reduction in demand for our products or other adverse effect on our business, we may lack sufficient working capital to meet our needs for the next 12 months.

The Company has, on occasion, instituted initiatives to incentivize sales of slower-moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory, promote individual product lines, and improve our cash flow.

As of November 12, 2021, the Company has approximately 23,427,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized, if necessary, to raise new funds.

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

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding economic conditions in general and in the agricultural market, in particular, positive sales trends and resulting profits, our intention to seek out and engage in a partnership or other arrangement with one or more OEMs, our sales prospects in light of new products such as the potential development of tires for large industrial and agricultural equipment, price increases in response to increases in raw material costs and the availability of capital and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. In addition, there is a risk that the economic repercussions from COVID-19 and supply chain disruptions may be more severe or prolonged than we currently expect, particularly with the new strains emerging and the uncertainty if existing vaccinations will be effective against the new strains, and vaccine hesitancy. Additionally, there is a risk that our price increases or other challenges we face and actions we take in response may result in lower revenues, or that any strategic partnerships or business arrangements do not yield the positive results intended or result in unanticipated adverse consequences, including due to potential friction between the parties. New risk factors emerge from time-to-time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements described in this report, whether as a result of new information, future events, changed circumstances or any other reason after the date this report is filed.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our 2021 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Our Annual Stockholders’ Meeting is scheduled for 10:00 am, Pacific Time on Wednesday, December 1, 2021 virtually. For more information about the Annual Stockholders’ Meeting, see the Company’s Definitive Proxy Statement on Schedule 14A which was filed with the Securities and Exchange Commission and mailed to our stockholders of record on October 22, 2021.

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

Dated:  November 15, 2021

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)