Form 10-Q
period 2021-12-31
AMERITYRE CORP
filed 2022-02-11
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2021

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

The number of shares outstanding of Registrant’s Common Stock as of February 9, 2022: 74,667,868

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERITYRE CORPORATION

Balance Sheets

	December 31, 2021	June 30, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$542,857	$516,192
Accounts receivable	292,161	728,315
Current inventory - net	905,562	659,333
Prepaid and other current assets	149,144	94,483
Total Current Assets	1,889,724	1,998,323

RIGHT TO USE LEASE ASSETS, OPERATING, NET	466,104	544,070

PROPERTY AND EQUIPMENT
Molds and models	583,611	583,611
Equipment	3,094,067	2,910,018
Furniture and fixtures	73,423	73,423
Software	233,528	233,528
Less - accumulated depreciation	(3,719,968)	(3,690,515)
Property and Equipment - net	264,661	110,065

OTHER ASSETS
Patents and trademarks - net	66,221	75,977
Non-current inventory	185,672	163,289
Deposits	11,000	11,000
Total Other Assets	262,893	250,266
TOTAL ASSETS	$2,883,382	$2,902,724

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$681,427	$767,193
Current portion of long-term debt	2,000	2,000
Current portion of lease liability	148,500	147,600
Deferred revenue	20,124	25,892
Total Current Liabilities	852,051	942,685

Long-term debt	60,878	61,326
Long-term lease liability	225,900	300,600
TOTAL LIABILITIES	1,138,829	1,304,611

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock: 100,000,000 shares authorized of $0.001 par value, 73,047,868 and 74,667,868 shares issued and outstanding, respectively	74,668	73,048
Additional paid-in capital	62,866,097	62,805,404
Accumulated deficit	(61,196,212)	(61,280,339)
Total Stockholders’ Equity	1,744,553	1,598,113
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,883,382	$2,902,724

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2021	2020	2021	2020

NET SALES	$1,453,499	$1,204,990	$2,849,113	$2,256,276

COST OF SALES	1,123,434	903,543	2,134,276	1,611,109

GROSS PROFIT	330,065	301,447	714,837	645,167

EXPENSES
Research and development	24,399	30,507	45,966	50,978
Sales and marketing	74,048	51,102	142,421	110,902
General and administrative	213,392	186,014	446,240	396,500

Total Expenses	311,839	267,623	634,627	558,380

INCOME FROM OPERATIONS	18,226	33,824	80,210	86,787

OTHER INCOME (EXPENSE)
Interest income	294	423	660	841
Gain on debt extinguishment	-	149,570	-	149,570
Loss on asset disposal	-	(17,225)	-	(20,078)
Other income	507	10,260	3,257	13,515
Total Other Income, net	801	143,028	3,917	143,848

NET INCOME	$19,027	$176,852	$84,127	$230,635

BASIC AND DILUTED INCOME PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	73,452,868	70,566,890	73,250,368	70,369,879

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid in	Stock	Accumulated
	Shares	Amount	Capital	Payable	Deficit	Total
Balance, June 30, 2020	70,172,868	$70,173	$62,719,473	$-	$(61,538,675)	$1,250,971
Stock option based compensation expense – options	-	-	-	12,323	-	12,323
Net income for the quarter	-	-	-	-	53,783	53,783
Balance, September 30, 2020	70,172,868	70,173	62,719,473	12,323	(61,484,892)	1,317,077
Stock option based compensation expense – options	-	-	-	(12,323)	-	(12,323)
Stock based compensation expense for employee and Board of Director service	1,250,000	1,250	22,560	-	-	23,810
Net income for the quarter	-	-	-	-	176,852	176,852
Balance, December 31, 2020	71,422,868	71,423	62,742,033	-	(61,308,040)	1,505,416
Stock option based compensation expense – options	-	-	-	31,590	-	31,590
Net income for the quarter	-	-	-	-	80,651	80,651
Balance, March 31, 2021	71,422,868	71,423	62,742,033	31,590	(61,227,389)	1,617,657
Stock option based compensation expense – options	-	-	-	33,406	-	33,406
Stock based compensation expense for employee and Board of Director service	1,625,000	1,625	63,371	(64,996)	-	-
Net loss for the quarter	-	-	-	-	(52,950)	(52,950)
Balance, June 30, 2021	73,047,868	73,048	62,805,404	-	(61,280,339)	1,598,113
Stock based compensation expense for employee and Board of Director service	-	-	-	33,156	-	33,156
Net income for the quarter	-	-	-	-	65,100	65,100
Balance, September 30, 2021	73,047,868	$73,048	$62,805,404	$33,156	$(61,215,239)	$1,696,369
Stock based compensation expense for employee and Board of Director service	1,620,000	1,620	60,693	(33,156)	-	29,157
Net income for the quarter	-	-	-	-	19,027	19,027
Balance, December 31, 2021	74,667,868	$74,668	$62,866,097	$-	$(61,196,212)	$1,744,553

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$84,127	$230,635
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	119,925	108,161
Stock based compensation	62,313	23,810
Gain on debt extinguishment	-	(149,570)
Loss on asset disposal	-	20,078
Changes in operating assets and liabilities:
Accounts receivable	436,154	10,060
Prepaid and other current assets	(90,988)	21,195
Inventory and any change in inventory reserve	(268,612)	(42,890)
Accounts payable and accrued expenses	(85,766)	(166,270)
Deferred revenue	(5,768)	(11,351)
Lease liability payable, operating lease	(73,800)	(72,900)
Net Cash Provided (Used) by Operating Activities	177,585	(29,042)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(147,722)	-
Cash paid for leasehold improvements of an operating lease	(2,750)	(10,785)
Net Cash Used by Investing Activities	(150,472)	(10,785)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(448)	(315)
Net Cash Used by Financing Activities	(448)	(315)

NET INCREASE (DECREASE) IN CASH	26,665	(40,142)
CASH AT BEGINNING OF PERIOD	516,192	666,756
CASH AT END OF PERIOD	$542,857	$626,614

NON-CASH FINANCE ACTIVITIES

Interest paid	$-	$776
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Write off of fully depreciated and disposed fixed assets	$-	$124,287
Use of store inventory, capitalized as fixed asset	$36,327	$6,600

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2021

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. We believe the disclosures and information presented are adequate to make the information not misleading. These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “2021 Annual Report”). Operating results for the fiscal quarter ended December 31, 2021 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2022.

COVID-19 Update

Despite our revenue gains the past 2 quarters, the COVID-19 pandemic affected the Company’s overall financial results for the three and six months ended December 31, 2021. We continue to experience supply chain delays and increased costs from our raw material suppliers, many which are being attributed to COVID-19 effects in the marketplace. This has resulted in downward pressure on our Gross Profit margins. We continue to see strong demand for our products from our customers, and we continue to be diligent in minimizing COVID-19 exposure risk in our facility. We have implemented price increases on our tire products where possible to reduce the negative impact of increasing costs.

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

Revenue for our products is recognized at the time in which our performance obligation is satisfied which we have defined as “control” of the product by the customer. “Control” is defined as a customer having “rights/obligations of physical control over the product or has the rights and intention to control the product.” Based on the terms of our contracts, a customer’s “control” is based on analysis of the following: (i) when a customer arranges shipment of product themselves, and once the product has left our dock, Amerityre Corporation (the “Company” or “Amerityre”), recognizes revenue for the product. In effect by arranging their own freight, the customer is “taking control” of the product when it leaves our warehouse; or (ii) when a customer does not arrange shipment of product themselves, we cannot recognize revenue until it is delivered and the customer takes “control” of the product. This establishes a “deferred revenue” event until such time as delivery of the product has been completed and we have proof from the shipper of the delivery (and change in control).

Deferred revenue was $20,124, inclusive of $2,294 of shipping and handling revenue (see below), as of December 31, 2021. Deferred revenue was $841, inclusive of $122 of shipping and handling revenue (see below), as of December 31, 2020.

Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred. Due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related revenue is also recognized.

The result of this accounting is a deferral of $2,294 as of December 31, 2021 and $122 as of December 31, 2020.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2021

Basic and Fully Diluted Net Income (Loss) Per Share

Basic and Fully Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period.

Our outstanding stock options have been excluded from the basic and fully diluted net loss per share calculation. We excluded 0 and 1,030,000 common stock equivalents for the periods ended December 31, 2021 and 2020, respectively, because they are anti-dilutive. All options expired as of December 31, 2021.

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

	December 31, 2021	June 30, 2021
	(Unaudited)
Raw Materials	$460,164	$416,709
Finished Goods	743,747	525,565
Inventory reserve	(112,677)	(119,652)
Inventory – net (Current and long term)	$1,091,234	822,622

Our inventory reserve reflects items that were deemed to be defective or obsolete based on an analysis of all inventories on hand.

The Company critically reviews all slow-moving inventory to determine if it is defective or obsolete. If not defective or obsolete we presented these items as non-current inventory, although all inventory is ready and available for immediate sale. Finished good inventory levels were higher on December 31, 2021 due to the timing of the shipment of a large customer order. This order was expected to ship in mid-December but was delayed until early January 2022. We continue to maintain higher than normal raw material inventories as we execute our strategy of strategic raw material purchases when they are available.

NOTE 4 – RIGHT TO USE LEASE ASSETS

Based on our lease accounting policy, we have identified the following operating leases. As of December 31, 2021, we have no financing leases:

	December 31, 2021	June 30, 2021
	(Unaudited)
Facility lease	$374,400	$448,200
Leasehold improvements related to our facility	289,604	286,854
Accumulated amortization – leasehold improvements	(197,900)	(190,984)
Right to use leased assets, operating, net	$466,104	$544,070

In March 2019 we negotiated a five-year extension of the lease for our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada. The property consists of a 49,200 square foot building. We currently occupy all 49,200 square feet, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres. Our remaining liability under this agreement is $374,400, payable at amounts ranging from $12,450 to $12,600 a month until June 30, 2024.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2021

NOTE 5 – DEBT

A former board member, Silas O. Kines, was the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc. In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales. In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long-term liability recorded on the transaction. As of December 31, 2021, $2,000 and $60,878 (June 30, 2021, $2,000 and $61,326) were recorded for the current and long-term portion, respectively, of the related liability.

In April 2020, the Company secured a loan from the Small Business Administration Paycheck Protection Program. The loan amount was $149,570 and had a term of 2 years at 1% interest. In November 2020, the Company received full forgiveness by the Small Business Administration.

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

Effective September 24, 2020, the Company filed a Certificate of Withdrawal of the Certificate of Designation related to the Company’s 2013 Series Convertible Preferred Stock. In doing so, the 2,000,000 shares of preferred stock previously designated as 2013 Series Convertible Preferred Stock returned to the status of authorized and unissued shares of “blank check” preferred stock, and as a result we now have a total of 5,000,000 shares of preferred stock under our Articles of Incorporation which may be designated in one or more series with such relative rights, preferences and limitations as the Board of Directors may determine. The Company may file one or more new designations authorizing the issuance of preferred shares should this be needed in the future as may be determined by the Board of Directors.

All previously granted stock options expired as of December 31, 2021; no stock options have been granted as of December 31, 2021 or thus far in fiscal year 2022.

A summary of the status of our outstanding stock options as of December 31, 2021 and June 30, 2021 and changes during the periods then ended is presented below:

	December 31, 2021			June 30, 2021
		Weight Average	Intrinsic		Weight Average	Intrinsic
	Shares	Exercise Price	Value	Shares	Exercise Price	Value
Outstanding beginning of period	1,030,000	$0.12		2,870,000	$0.12
Granted	-	$0.00		-	$0.00
Expired/Cancelled	(1,030,000)	$(0.12)		(1,840,000)	$(0.12)
Exercised	-	$0.00		-	$0.00
Outstanding end of period	-	$0. 00	$-	1,030,000	$0.12	$-
Exercisable	-	$0. 00	$-	1,030,000	$0.12	$-

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

December 31, 2021

NOTE 7 – SUBSEQUENT EVENTS

Effective January 1, 2022, the Company renewed the Chief Executive Officer’s Employment Agreement. The new Agreement extends his term of employment to December 31, 2022. Inclusive in this new Agreement is a stock award of 1.68 million shares of the Company’s common stock vesting ratably over 12 months (January 2022 – December 2022), valued at a fixed rate of $0.049 per share, the average price per share of the Company’s common stock for the period December 27, 2021 to December 31, 2021.

On January 1, 2022, 60,000 shares of common stock were granted to the Company’s Chief Financial Officer as part of her employment renewal. These shares of the Company’s common stock vest ratably over 12 months (January 2022 – December 2022), and are valued at a fixed rate of $0.049 per share, the average price per share of the Company’s common stock for the period December 27, 2021 to December 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis section contains statements of a forward-looking nature relating to future events or our future financial performance or financial condition. Such statements are only predictions and the actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as well as those discussed elsewhere in this report. The historical results set forth in this discussion and analyses are not necessarily indicative of trends with respect to any actual or projected future financial performance. This discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report.

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

We focus our business on applications and markets where our advantages in product technology, tire performance, and customer service give us an opportunity to obtain premium pricing. Our product development and marketing efforts are focused on building customer relationships and expanding sales with original equipment manufacturers (“OEMs”) and tire distributors. Our competitive advantage is creating unique product solutions for customers who have challenging tire performance requirements that cannot be met by competitor offerings.

Closed cell Polyurethane Foam Tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors, and dealers accounts for the majority of our sales revenue. We produce a broad range of tire sizes for the light duty tire market, including bicycle tires, hand truck tires, mobility tires, lawn/garden tires, golf car tires, and light industrial vehicle tires.

Despite the ongoing negative effects of COVID-19 on the overall US economy, we experienced higher than expected demand for our polyurethane foam tires in the recent quarter. Sales for the fiscal second quarter 2022 were 32.3% higher than the sales level in fiscal second quarter 2021. We continue to see the strong sales trends that we saw during fiscal year 2021 as our current customer base is experiencing strong sales and our domestically produced tires are attractive to those new customers looking for an alternative source for their tires

Our industrial tire product line, which includes our golf car tires, our 480 x 12 tires, and our 570 x 12 tires, continues to see outstanding demand in the marketplace. We expect this trend to continue in the coming quarters.

Polyurethane Elastomer Tires – Our elastomer formulations are used to manufacture tires requiring higher levels of abrasion resistance and greater load bearing capability. Forklift tires constitute a large part of this market opportunity, with other industrial and agricultural applications representing other opportunities. Overall sales volumes of our forklift tires remain small, less than 0.1% of our total sales revenue. Price sensitive consumers continue to favor imported solid rubber press-on forklift tires rather than our products, and consequently we have decided not to devote significant resources towards promoting this product line. We have been working with OEMs to utilize our elastomer formulations for large industrial equipment tires and agricultural applications, which may lead to new revenue sources in the future.

Light Density Elastomer Tires – Demand for our light density elastomer formulation (ElastothaneTM 500) is higher in applications requiring greater abrasion resistance and load bearing capability than our polyurethane foam tires. Lawn and garden tire applications continue to drive increased sales of this formulation, although we have seen some custom tire applications for this formulation as well. We expect Agricultural tires sales to continue to increase in the coming quarters as farmers continue to see higher levels of disposable income. However, economic challenges such as raw material supply shortages could limit anticipated benefits or our ability to capitalize on them. We continue to approach OEMs and large distributors about promoting and utilizing our tires for specific targeted applications, and several are evaluating sample tires.

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

A major component of our strategic operating plan is to establish a partnership or other type of business combination with a larger OEM or tire manufacturer who would have a larger distribution channel as well as financial resources to fully leverage our current tire portfolio as well as new products that can be developed using our formulations. We continue to pursue opportunities with larger entities that we believe may help us maximize the potential of our intellectual property and the overall value of the business.

We continue to manage supply chain issues and increases in raw material and operating costs, which continue to pressure our Gross Profit Margins. In January 2022 we implemented another price increase on our tire assemblies to mitigate the effects of these cost increases. However, as evidenced by our lower Gross Margins for the recent quarter, we are slightly “behind the cost curve” as our previous price increases were not successful in offsetting all cost increases during the Fiscal 2022 second quarter. We expect that our newest price increase will help to improve our Gross Margins and we will continue to closely manage the cost drivers of our business and take appropriate corrective actions, including further price increases if warranted. However, there can be no assurance that any corrective measures we are undertaking now or that we may attempt in the future will improve our Gross Margins or otherwise achieve their intended purpose, including due to economic conditions and other factors which are beyond our control.

Our sales growth over the past year has been very strong. However, it is unclear if the environment of rising costs and the corresponding higher sales prices will adversely affect demand for our products moving forward. We expect raw material availability to continue to be an issue in the upcoming quarters due to ongoing supply chain issues. While we continue to enjoy a strong backlog of business, we may be restricted as to how much product we can produce and sell if raw material is not available on a timely basis or at reasonable costs. We continue to work with our suppliers to ensure that negative supply impacts are minimized to the extent practicable, although in some cases this may result in Amerityre incurring higher raw material costs.

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

•	Consulting expenses, which consist primarily of amounts paid to third parties for outside services;

•	Depreciation and amortization expenses which result from the depreciation of our property and equipment, including amortization of our intangible assets; and

•	Stock based compensation expense related to stock and stock option awards issued to employees and consultants for services performed for the Company.

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

The following summary table presents a comparison of our results of operations for the fiscal quarters ended December 31, 2021 and 2020 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	(in 000’s)		Change	(in 000’s)			Change
	2021	2020	2021 vs. 2020	2021	2020		2021 vs. 2020
Net revenues	$1,453	$1,205	20.6%	$2,849	$2,256		26.3%
Cost of revenues	(1,123)	(904)	24.4%	(2,134)	(1,611)		32.5%
Gross profit	330	301	9.6%	715	645		10.9%
Research & Development	(24)	(31)	(22.6%)	(46)	(51)		(9.8%)
Sales and Marketing	(74)	(51)	45.1%	(142)	(111)		27.9%
General and Administrative	(213)	(186)	13.9%	(445)	(396	) )	12.4%
Other income (expense)	1	143	(99.3%)	4	144		(97.2%)
Net income	$20	$176	(88.6%)	$86	$231		(62.8%)

Quarter Ended December 31, 2021 Compared to December 31, 2020

Net Revenues. Net revenues of $1,453,499 for the quarter ended December 31, 2021, represents a 20.6% increase over net revenues of $1,204,990 for the same period in 2020. These results exceeded our expectations as we continued to successfully navigate the challenges presented by the COVID-19 pandemic, including limited raw material availability, higher material costs and other supply chain issues. We expect our polyurethane foam products to continue to constitute the majority of our sales going forward. The increase is due to increases in our prices to offset the raw material prices plus increase in demand.

Cost of Revenues. Cost of revenues for the quarter ended December 31, 2021 was $1,123,434 or 77.3% of sales compared to $903,543 or 75.0% of sales for the same period in 2020. We experienced higher raw material costs, particularly chemical feedstocks, during the recent quarter which pressured gross profit margins. Our raw material chemical suppliers have informed us that there will likely be continued price increases in the coming months due to tight raw material supplies as well as continued high market demand. The supply chain issues in procuring material from overseas has caused higher costs and long delays for our steel rims. We expect these headwinds to continue to pressure our Gross Margins throughout the remainder of fiscal year 2022. We have mitigated some of these issues by increasing the sales prices of our tires. However, continuing increases in raw material costs may result in reduced product sales if we are forced to turn away sales because they are at sales price levels that are unprofitable, or if customers refuse to purchase our products at the increased prices.

Gross Profit. Gross profit for the quarter ended December 31, 2021 was $330,065 compared to $301,447 for the same period in 2020. This increase of $28,618 or 9.6% over the same period in 2020, was primarily driven by greater sales volumes. The December 31, 2021 gross profit reflects a 22.7% gross margin for product sales compared to a gross margin on product sales of 25.0% in 2020. Higher raw material costs that were not completely offset by higher sales prices for our tire products reduced our Gross Margins in the recent quarter.

Research & Development Expenses (R&D). Research and development expenses for the quarter ended December 31, 2021 were $24,399 compared to $30,507 for the same period in 2020. We continue to invest in product formulation and new product development where appropriate to support our business plan.

Sales & Marketing Expenses. Sales and marketing expenses for the quarter ended December 31, 2021 were $74,048 as compared to $51,102 for the same period in 2020. The difference between periods relates to higher sales commissions paid and trade show expenses as the Company attended its first trade show since 2019 in October 2021, when compared to the same three-month period in 2020.

General & Administrative Expenses. General and administrative expenses for the quarter ended December 31, 2021 were $213,392 compared to $186,014 for the same period in 2020, driven by higher compensation costs, bank fees, consulting expense partially offset by lower legal costs.

Other Income (Expense), net. Other income, net, for the quarter ended December 31, 2021 was $801 compared to $143,028 for the same period in 2020. The forgiveness of our loan from the Small Business Administration Paycheck Protection Program (“PPP loan”) was received in November 2020 and accounted for the majority of the gain in the quarter ended December 31, 2020.

Net Income. Net income for the quarter ended December 31, 2021 was $19,027, compared to net income of $176,852 for the same period in 2020. The forgiveness of our PPP loan in the quarter ended December 31, 2020 resulted in a gain of $149,570. Without this one-time gain, the difference in net income between the periods was $27,282, or a 31.3% decrease in net income. The decrease in net income for the period ended December 31, 2021 was also driven by lower Gross Margins due to higher material and operating costs incurred during the quarter

Six Months Ended December 31, 2021 Compared to December 31, 2020

Net Revenues. Net revenues of $2,849,113 for the six-month period ended December 31, 2021, represents a 26.3% increase over net sales of $2,256,276 for the same period in 2020. These results exceeded our expectations as we continued to navigate the challenges presented by the COVID-19 pandemic, including limited raw material availability, higher supply costs and other supply chain issues. We expect our polyurethane foam products to continue to constitute the majority of our sales going forward. The increase is due to increases in our prices to offset the raw material prices plus increase in demand.

Cost of Revenues. Cost of revenues for the six-month period ended December 31, 2021 was $2,134,276 or 74.9% of sales compared to $1,611,109 or 71.4% of sales for the same period in 2020. We experienced higher raw material costs, particularly chemical feedstocks, during the recent quarter which pressured gross profit margins. Our chemical suppliers have informed us that there will likely be continued price increases in the coming months due to a tight supply of available raw materials in the market, as well as increased market demand. The supply chain issues, particularly in procuring material from overseas, has caused higher costs and long delays for our steel rims. We expect these headwinds to continue to pressure our Gross Margins throughout fiscal year 2022. We have mitigated some of these issues by increasing the sales prices of our tires.

Gross Profit. Gross profit for the six-month period ended December 31, 2021 was $714,837 compared to $645,167 for the same period in 2020, an increase of $69,670 or 10.9% over the same period in 2020. The December 31, 2021 gross profit reflects a 25.1% gross margin for product sales compared to a gross margin on product sales of 28.6% in 2020. The current period results were adversely affected by higher raw material prices.

Research & Development Expenses (R&D). Research and development expenses for the six-month period ended December 31, 2021 were $45,966 compared to $50,978 for the same period in 2020. We continue to invest in product formulation and new product development where management deems appropriate to support our business plan.

Sales & Marketing Expenses. Sales and marketing expenses for the six-month period ended December 31, 2021 were $142,421 compared to $110,902 for the same period in 2020. The difference between periods relates to higher sales commissions paid and trade show expenses.

General & Administrative Expenses. General and administrative expenses for the six-month period ended December 31, 2021 were $446,200 compared to $396,500 for the same period in 2020, driven by higher compensation costs, bank fees, consulting expense partially offset by lower legal costs.

Other Income, net. Other income for the quarter ended December 31, 2021 was $3,917 compared to $143,848 for the same period in 2020. The primary driver of this variance is the forgiveness of our loan from the Small Business Administration Paycheck Protection Program, received in November 2020.

Net Income. Net income for the six-month period ended December 31, 2021 of $84,127 compared to a net income of $230,635 for the same period in 2020, a decrease in net income of $146,508, or 62.8%. Without the effect of the PPP loan forgiveness mentioned earlier, the net income for the six-month period ending December 31, 2020 would be $81,065, and the comparison with the period ending December 31, 2021 would show a net income increase of $3,062, or 3.63% compared to the period ending December 31, 2020.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods below.

	Six Months ended Dec. 31,
	(in 000’s)
	2021	2020
Net cash provided (used) by operating activities	$178	$(29)
Net cash used by investing activities	(150)	(11)
Net cash used by financing activities	-	-
Net increase (decrease) in cash during the period	$28	$(40)

The Company has evaluated its current cash position relative to its cash requirements in the future and has determined its cash levels are sufficient to cover its cash needs. The Company enjoys a strong level of cash on hand as well as an unused credit line facility. These cash resources have been critical during the past year as working capital needs have increased due to the increased costs and extended time required to receive imported materials (which are paid for when they are ready to ship from the manufacturer, not after they are received for use by the Company) as well as Management’s decision to increase chemical stock levels when extra material became available for purchase. The Company completed its upgrade of its Production pouring systems in September 2021, which was completely paid from cash reserves. The increase in cash provided by operating activities is due to lower levels of Account Receivables compared to the year earlier period.

The major driver in our cash provided by operating activities was the collection of accounts receivable offset by increased costs (and therefore value) of inventory on the balance sheet.

Our principal sources of liquidity consist of cash on hand and payments received from our customers. In February 2020, the Company secured a $50,000 line of credit with a local community bank. As of December 31, 2021, this credit line had not been used.

Historically, the current management team has been reluctant to pursue financing at terms that subject the Company to the high costs of debt or raise money through the sale of equity at prices we believe do not reflect the true value of the Company.

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At February 9, 2022, our total cash balance was $359,764, none of which is restricted, accounts receivables was $660,321, inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $713,581. Our total indebtedness, specifically which management reviews for cash management, was $1,102,085 and includes $652,662 in accounts payable and accrued expenses, $24,445 in deferred revenue, $2,000 in current portion of long-term debt, $60,878 in long-term debt and $362,100 in total operating lease liability.

We continue to take actions to improve our liquidity and access to capital resources. Management continues to maintain that an equity financing in the current market environment would be too dilutive and not in the best interests of our shareholders. We have been successful in securing a line of credit with our bank.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments, cash requirements and other obligations. In connection with the preparation of our financial statements for the fiscal year ended June 30, 2021, we have analyzed our cash needs for the next 12 months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period. Although we have seen a significant increase in business activity in recent quarters, there can be no assurance that a resurgence of the COVID-19 virus will not cause a disruption in our markets that causes a significant decrease in demand from our customers. While many government restrictions have been relaxed and the economy has continued to open in more jurisdictions, the emergence of new variants of COVID-19 may lead to possible resurgences of the virus. This could result in new restrictions on our customers or suppliers located or servicing these affected jurisdictions. Among the adverse consequences caused by the pandemic have been continued supply chain disruptions, resulting in material shortages and delays, as well as increased material costs. The long-term financial impact on our business cannot be reasonably estimated at this time. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods. Refer to “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 for a description of the material risks that the Company currently faces including in connection with COVID-19. If there is a new shutdown of the economy, reduction in demand for our products or other adverse effect on our business, we may lack sufficient working capital to meet our needs for the next 12 months.

The Company has, on occasion, instituted initiatives to incentivize sales of slower-moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory, promote individual product lines, and improve our cash flow.

As of February 9, 2022, the Company has approximately 16,937,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized, if necessary, to raise new funds.

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

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding economic conditions in general and in the agricultural market, in particular, positive sales trends and resulting profits, continued demand for our products and those produced by our customers, our intention to seek out and engage in a partnership or other arrangement with one or more OEMs, our ability to successfully manage and respond to supply chain issues and other uncertainties, our sales prospects in light of new products such as the potential development of tires for large industrial and agricultural equipment, price increases in response to increases in raw material costs and the results of such price increases on our gross margins, and the availability of capital and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. In addition, there is a risk that the economic repercussions from COVID-19 and supply chain disruptions may be more severe or prolonged than we currently expect, particularly with the new strains emerging and the uncertainty if existing vaccinations will be effective against the new strains, and vaccine hesitancy. Additionally, there is a risk that our price increases or other challenges we face and actions we take in response may result in lower revenues or the loss of future business from our customers, or that any strategic partnerships or business arrangements do not yield the positive results intended or result in unanticipated adverse consequences, including due to potential friction between the parties. New risk factors emerge from time-to-time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements described in this report, whether as a result of new information, future events, changed circumstances or any other reason after the date this report is filed.

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

None.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our 2021 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation of the Company	8-A12G	10/28/02	3.01
3.2	Certificate of Amendment to the Articles of Incorporation of the Company	8-A12G	10/28/02	3.01
3.3	Certificate of Amendment to the Articles of Incorporation	10-Q	2/14/13	3(i)
3.4	Amended and Restated Bylaws of the Company	8-K	12/8/21	3.02
10.1	Employment Agreement between the Company and Michael Sullivan	8-K	1/13/22	10.1
10.2	2022 Equity Incentive Plan				Filed
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 11, 2022

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)