Form 10-Q
period 2022-03-31
AMERITYRE CORP
filed 2022-05-13
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

The number of shares outstanding of Registrant’s Common Stock as of May 13, 2022: 74,667,868

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERITYRE CORPORATION

Balance Sheets

	March 31, 2022	June 30, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$567,190	$516,192
Accounts receivable	307,977	728,315
Current inventory - net	1,146,240	659,333
Prepaid and other current assets	120,063	94,483
Total Current Assets	2,141,470	1,998,323

RIGHT TO USE LEASE ASSETS, OPERATING, NET	425,735	544,070

PROPERTY AND EQUIPMENT
Molds and models	583,611	583,611
Equipment	3,093,030	2,910,018
Furniture and fixtures	73,423	73,423
Software	233,528	233,528
Less - accumulated depreciation	(3,730,208)	(3,690,515)
Property and Equipment - net	253,384	110,065

OTHER ASSETS
Patents and trademarks - net	62,043	75,977
Non-current inventory	189,171	163,289
Deposits	11,000	11,000
Total Other Assets	262,214	250,266
TOTAL ASSETS	$3,082,803	$2,902,724

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$590,892	$767,193
Current portion of long-term debt	2,000	2,000
Current portion of lease liability	148,950	147,600
Deferred revenue	42,695	25,892
Total Current Liabilities	784,537	942,685

Long-term debt	60,878	61,326
Long-term lease liability	188,550	300,600
TOTAL LIABILITIES	1,033,965	1,304,611

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock: 100,000,000 shares authorized of $0.001 par value, 74,667,868 and 73,047,868 shares issued and outstanding, respectively	74,668	73,048
Additional paid-in capital	62,866,097	62,805,404
Stock payable	25,791	-
Accumulated deficit	(60,917,718)	(61,280,339)
Total Stockholders’ Equity	2,048,838	1,598,113
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,082,803	$2,902,724

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2022	2021	2022	2021

NET SALES	$1,721,832	$1,240,997	$4,570,945	$3,497,273

COST OF SALES	1,151,551	883,946	3,285,827	2,495,055

GROSS PROFIT	570,281	357,051	1,285,118	1,002,218

EXPENSES
Research and development	23,366	26,192	69,332	77,170
Sales and marketing	65,956	59,068	208,377	169,970
General and administrative	220,891	191,589	667,131	588,089

Total Expenses	310,213	276,849	944,840	835,229

INCOME FROM OPERATIONS	260,068	80,202	340,278	166,989

OTHER INCOME (EXPENSE)
Interest income	258	449	918	1,290
Interest expense	(65)	-	(65)	-
Gain on debt extinguishment	-	-	-	149,570
Loss on asset disposal	-	-	-	(20,078)
Other income	18,231	-	21,488	13,515
Total Other Income, net	18,424	449	22,341	144,297

NET INCOME	$278,492	$80,651	$362,619	$311,286

BASIC AND DILUTED INCOME PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	74,667,868	71,422,868	73,715,970	70,715,751

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid in	Stock	Accumulated
	Shares	Amount	Capital	Payable	Deficit	Total
Balance, June 30, 2020	70,172,868	$70,173	$62,719,473	$-	$(61,538,675)	$1,250,971
Stock option based compensation expense – options	-	-	-	12,323	-	12,323
Net income for the quarter	-	-	-	-	53,783	53,783
Balance, September 30, 2020	70,172,868	70,173	62,719,473	12,323	(61,484,892)	1,317,077
Stock option based compensation expense – options	-	-	-	(12,323)	-	(12,323)
Stock based compensation expense for employee and Board of Director service	1,250,000	1,250	22,560	-	-	23,810
Net income for the quarter	-	-	-	-	176,852	176,852
Balance, December 31, 2020	71,422,868	71,423	62,742,033	-	(61,308,040)	1,505,416
Stock option based compensation expense – options	-	-	-	31,590	-	31,590
Net income for the quarter	-	-	-	-	80,651	80,651
Balance, March 31, 2021	71,422,868	71,423	62,742,033	31,590	(61,227,389)	1,617,657
Stock option based compensation expense – options	-	-	-	33,406	-	33,406
Stock based compensation expense for employee and Board of Director service	1,625,000	1,625	63,371	(64,996)	-	-
Net loss for the quarter	-	-	-	-	(52,950)	(52,950)
Balance, June 30, 2021	73,047,868	73,048	62,805,404	-	(61,280,339)	1,598,113
Stock based compensation expense for employee and Board of Director service	-	-	-	33,156	-	33,156
Net income for the quarter	-	-	-	-	65,100	65,100
Balance, September 30, 2021	73,047,868	73,048	62,805,404	33,156	(61,215,239)	1,696,369
Stock based compensation expense for employee and Board of Director service	1,620,000	1,620	60,693	(33,156)	-	29,157
Net income for the quarter	-	-	-	-	19,027	19,027
Balance, December 31, 2021	74,667,868	74,668	62,866,097	-	(61,196,212)	1,744,553
Stock based compensation expense for employee and Board of Director service	-	-	-	25,791	-	25,791
Net income for the quarter	-	-	-	-	278,492	278,492
Balance, March 31, 2022	74,667,868	$74,668	$62,866,097	$25,791	$(60,917,718)	$2,048,838

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$362,619	$311,286
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	174,712	159,436
Stock based compensation	88,104	55,400
Gain on debt extinguishment	-	(149,570)
Loss on asset disposal	-	20,078
Changes in operating assets and liabilities:
Accounts receivable	420,338	(51,032)
Prepaid and other current assets	(61,907)	11,271
Inventory and any change in inventory reserve	(512,789)	(143,131)
Accounts payable and accrued expenses	(176,299)	(48,085)
Deferred revenue	16,803	(3,143)
Lease liability payable, operating lease	(110,700)	(109,350)
Net Cash Provided (Used) by Operating Activities	200,881	53,160

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(146,685)	-
Cash paid for leasehold improvements of an operating lease	(2,750)	(10,785)
Net Cash Used by Investing Activities	(149,435)	(10,785)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	50,000	-
Payment for the line of credit	(50,000)	-
Payments on notes payable	(448)	(335)
Net Cash Used by Financing Activities	(448)	(335)

NET INCREASE (DECREASE) IN CASH	50,998	42,040
CASH AT BEGINNING OF PERIOD	516,192	666,756
CASH AT END OF PERIOD	$567,190	$708,796

NON-CASH FINANCE ACTIVITIES

Interest paid	$65	$-
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Write off of fully depreciated and disposed fixed assets	$-	$124,287
Use of store inventory, capitalized as fixed asset	$36,327	$6,600

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2022

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. We believe the disclosures and information presented are adequate to make the information not misleading. These interim condensed financial statements should be read in conjunction with our most recent audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “2021 Annual Report”). Operating results for the fiscal quarter ended March 31, 2022 are not necessarily indicative of the results that may be expected for the current fiscal year ending June 30, 2022.

COVID-19 Update

We continue to experience the effects of the COVID-19 pandemic on our supply chain, particularly in Asia where we source many of our metal rims for assemblies. A recent resurgence in COVID cases in China has resulted in higher freight costs and delivery delays. Our domestic supply chain continues to be stressed by residual effects of COVID as many suppliers are having problems meeting demand. We continued to see record demand for our products in the most recent quarter, and we continue to be diligent in minimizing COVID-19 exposure risk in our facility. We have implemented price increases on our tire products where possible to reduce the negative impact of increasing costs.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies disclosed herein have not changed since our audited financial statements and notes thereto included in our June 30, 2021 Annual Report on Form 10-K, except as noted below.

Reclassification

Upon review of our inventory data we have reclassified some items.  This change did not affect our historical balance sheet or income statement amounts previously reported.

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

Deferred revenue was $42,695, inclusive of $3,473 of shipping and handling revenue (see below), as of March 31, 2022. Deferred revenue was $9,049, inclusive of $1,494 of shipping and handling revenue (see below), as of March 31, 2021.

Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred. Due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related revenue is also recognized.

The result of this accounting is a deferral of $3,473 as of March 31, 2022 and $1,494 as of March 31, 2021.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2022

Basic and Fully Diluted Net Income (Loss) Per Share

Basic and Fully Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period.

Our outstanding stock options have been excluded from the basic and fully diluted net loss per share calculation. We excluded -0- and 1,030,000 common stock equivalents for the periods ended March 31, 2022 and 2021, respectively, because they are anti-dilutive. All options expired as of December 31, 2021.

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

	March 31, 2022	June 30, 2021
	(Unaudited)
Raw Materials	$890,155	$771,282
Finished Goods	575,730	170,992
Inventory reserve	(130,474)	(119,652)
Inventory – net (Current and long term)	$1,335,411	822,622

Our inventory reserve reflects items that were deemed to be defective or obsolete based on an analysis of all inventories on hand.

The Company critically reviews all slow-moving inventory to determine if it is defective or obsolete. If not defective or obsolete we presented these items as non-current inventory, although all inventory is ready and available for immediate sale. We continue to maintain higher than historically normal raw material inventories as we execute our strategy of strategic raw material purchases when key materials are available.

NOTE 4 – RIGHT TO USE LEASE ASSETS

Based on our lease accounting policy, we have identified the following operating leases. As of March 31, 2022, we have no financing leases:

	March 31, 2022	June 30, 2021
	(Unaudited)
Facility lease	$337,500	$448,200
Leasehold improvements related to our facility	289,604	286,854
Accumulated amortization – leasehold improvements	(201,369)	(190,984)
Right to use leased assets, operating, net	$425,735	$544,070

In March 2019 we negotiated a five-year extension of the lease for our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada. The property consists of a 49,200 square foot building. We currently occupy all 49,200 square feet, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres. Our remaining liability under this agreement is $337,500, payable at amounts ranging from $12,450 to $12,600 a month until June 30, 2024.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2022

NOTE 5 – DEBT

A former board member, Silas O. Kines, was the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc. In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales. In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long-term liability recorded on the transaction. As of March 31, 2022, $2,000 and $60,878 (June 30, 2021, $2,000 and $61,326) were recorded for the current and long-term portion, respectively, of the related liability.

In April 2020, the Company secured a loan from the Small Business Administration Paycheck Protection Program. The loan amount was $149,570 and had a term of 2 years at 1% interest. In November 2020, the Company received full forgiveness by the Small Business Administration.

In February 2020, the Company secured a $50,000 line of credit with a local community bank. The Company drew down from this line of credit for the first time in February 2022 due to a late customer payment. The amount borrowed was paid back in full in March 2022. As of March 31, 2022, the Company also negotiated to increase the line from $50,000 to $100,000 and reduce the floor rate of variable interest from 5.75% to 4.50%. This variable interest is indexed to the Wall Street Journal West Coast Edition Prime Rate.

NOTE 6 – STOCK

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

On January 1, 2022, 60,000 shares of common stock were granted to the Company’s Chief Financial Officer as part of her employment renewal. These shares of the Company’s common stock vest ratably over 12 months (January 2022 – December 2022) and are valued at a fixed rate of $0.049 per share, the average price per share of the Company’s common stock for the period December 27, 2021 to December 31, 2021.

Effective February 28, 2022, the Board approved director equity compensation awards totaling 500,000 shares for the term ending November 2022.  Each non-executive Board member receives 100,000 shares, with the Audit Committee Chair receiving 150,000 shares and the Board Secretary receiving 150,000 shares.  The shares vest monthly (in equal installments) February 2022 – November 2022, valued at a fixed rate of $0.049, the average price per share of the Company’s common stock for the period December 27, 2021 to December 31, 2021.

NOTE 7 – STOCK OPTIONS AND WARRANTS

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

All previously granted stock options expired as of December 31, 2021; no stock options have been granted thus far in fiscal year 2022.

AMERITYRE CORPORATION

Notes to the Unaudited Financial Statements

March 31, 2022

A summary of the status of our outstanding stock options as of March 31, 2022 and June 30, 2021 and changes during the periods then ended is presented below:

	March 31, 2022			June 30, 2021
	Shares	Weight Average Exercise Price	Intrinsic Value	Shares	Weight Average Exercise Price	Intrinsic Value
Outstanding beginning of period	1,030,000	$0.12		2,870,000	$0.12
Granted	-	$0.00		-	$0.00
Expired/Cancelled	(1,030,000)	$(0.12)		(1,840,000)	$(0.12)
Exercised	-	$0.00		-	$0.00
Outstanding end of period	-	$0. 00	$-	1,030,000	$0.12	$-
Exercisable	-	$0. 00	$-	1,030,000	$0.12	$-

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the filing date and no additional events were identified that would require additional disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis section contains statements of a forward-looking nature relating to future events or our future financial performance or financial condition. Such statements are only predictions, and the actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as well as those discussed elsewhere in this report including under “Item 1A – Risk Factors.” The historical results set forth in this discussion and analyses are not necessarily indicative of trends with respect to any actual or projected future financial performance. This discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report.

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

Despite the ongoing negative effects of COVID-19 on the overall US economy, we experienced record demand for our polyurethane foam tires in the recent quarter. Sales for the fiscal third quarter 2022 were 38.8% higher than the sales level in fiscal third quarter 2021. We continue to see strong sales as our current customer base is experiencing a resurgence in their businesses and our domestically produced tires continue to be attractive to those new customers looking for an alternative source for their tires

Our industrial tire product line, which includes our golf car tires, our 480 x 12 tires, and our 570 x 12 tires, continues to see outstanding demand in the marketplace. We expect this trend to continue in the coming quarters.

Polyurethane Elastomer Tires – Our elastomer formulations are used to manufacture tires requiring higher levels of abrasion resistance and greater load bearing capability. Forklift tires constitute a large part of this market opportunity, with other industrial and agricultural applications representing other opportunities. Overall sales volumes of our forklift tires remain small, less than 0.1% of our total sales revenue. Because of our inability to gain traction with price sensitive consumers thus far, and we continue to elect not to devote significant resources towards promoting this product line. However, we continue to receive sample orders from OEMs to evaluate the potential use of our elastomer formulations for large industrial equipment tires and agricultural applications, which may lead to new revenue sources in the future.

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

A major component of our FY 2022 strategic operating plan is to establish a partnership or other type of business combination with a larger OEM, tire manufacturer, or strategic investor who would have a larger distribution channel as well as financial resources to fully leverage our current tire portfolio as well as new products that can be developed using our formulations. To date we have been unsuccessful in closing a significant partnership deal. We continue to pursue opportunities with larger entities that we believe may help us maximize the potential of our intellectual property and the overall value of the business.

We continue to manage supply chain issues and increases in raw material and operating costs, which continue to pressure our Gross Profit Margins. In January 2022 we implemented a price increase on our tire assemblies to mitigate the effects of these cost increases, and we have announced another small price increase for most products effective May 1st, 2022. This has enabled us to maintain our gross margins for the recent quarter. With the supplemental price increase in May 2022, we believe we can minimize the negative impacts of the announced price increases of our raw materials. We will continue to closely manage the cost drivers of our business and take appropriate corrective actions, including further price increases if warranted. However, there can be no assurance that any corrective measures we are undertaking now or that we may attempt in the future will improve our Gross Margins or otherwise achieve their intended purpose, including due to economic conditions and other factors which are beyond our control.

Our sales growth over the past year has been very strong. However, it is unclear if the environment of rising costs and the corresponding higher sales prices will adversely affect demand for our products moving forward. We expect raw material availability to continue to be an issue in the upcoming quarters due to ongoing supply chain issues. While we continue to enjoy a strong backlog of business, we may be restricted as to how much product we can produce and sell if raw material is not available on a timely basis or at reasonable costs. Additionally, the recent return of higher inflation rates has prompted the Federal Reserve to raise interest rates in response. This action is historically often followed by a general market recession, which has the potential to materially adversely affect our product demand and sales, be it by driving up production costs and product prices, reducing customer spending, or other factors. See “Item 1A. Risk Factors.” We continue to work with our suppliers to ensure that negative supply impacts are minimized to the extent practicable, although in some cases this may result in Amerityre incurring higher raw material costs.

As described above, our product line covers diverse market segments which are unrelated in terms of customer base, product distribution, market demands and competition. Our sales team is comprised of independent manufacturer representatives with inside sales support. The Company’s continued emphasis on proper product pricing and customer service continues to drive more profitable sales. Our website educates the marketplace about our products as well as offers an outlet for online sales.

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

The following summary table presents a comparison of our results of operations for the fiscal quarters ended March 31, 2022 and 2021 with respect to certain key financial measures. The comparisons illustrated in the table are discussed in greater detail below.

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	(in 000’s)		Change	(in 000’s)		Change
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Net revenues	$1,722	$1,241	38.8%	$4,571	$3,497	30.7%
Cost of revenues	(1,152)	(884)	30.3%	(3,286)	(2,495)	31.7%
Gross profit	570	357	59.7%	1,285	1,002	28.2%
Research & Development	(23)	(26)	(11.5%)	(69)	(77)	(10.4%)
Sales and Marketing	(66)	(59)	11.9%	(208)	(170)	22.4%
General and Administrative	(221)	(192)	15.1%	(666)	(588)	13.3%
Other income (expense)	18	-	100.0%	22	144	(85.0%)
Net income	$278	$80	247.5%	$364	$312	17.0%

Quarter Ended March 31, 2022 Compared to March 31, 2021

Net Revenues. Net revenues of $1,721,832 for the quarter ended March 31, 2022, represents a 38.8% increase over net revenues of $1,240,997 for the same period in 2021, and is an all-time record quarterly revenue total for Amerityre. These results exceeded our expectations as demand for our products increased while we continued to successfully navigate the challenges presented by the COVID-19 pandemic, including limited raw material availability, higher material costs and other supply chain issues. We expect our polyurethane foam products to continue to represent the majority of our total sales going forward. The increase in net sales reflects both higher sales prices and higher unit sales across all of our product lines.

Cost of Revenues. Cost of revenues for the quarter ended March 31, 2022 was $1,151,551 or 66.9% of sales compared to $883,946 or 71.2% of sales for the same period in 2021. We experienced higher raw material costs, particularly chemical feedstocks, during the recent quarter, but higher sales prices and a favorable product mix allowed us to increase our Gross Margins compared to the year earlier period. Our raw material chemical suppliers continue to inform us that higher raw material prices are expected at least through the remainder of calendar year 2022. The procurement of materials from overseas sources continues to be difficult and expensive. We expect these headwinds to continue to pressure our Gross Margins throughout the remainder of calendar year 2022. We have implemented price increases for our products in January 2022 and have announced a second set of price increases effective May 2022 to mitigate the effect of these price increases. However, continuing increases in raw material costs may result in reduced product sales if we are forced to turn away sales because they are at sales price levels that are unprofitable, or if customers refuse to purchase our products at the increased sales prices.

Gross Profit. Gross profit for the quarter ended March 31, 2022 was $570,281 compared to $357,051 for the same period in 2021. This increase of $213,230 or 59.7% over the same period in 2021, was primarily driven by greater sales volumes. The gross margin for the quarter ended March 31, 2022 was 33.1% compared to a gross margin of 28.8% for the same period in 2021. The increase in gross margins was due to higher sales prices and sales of more profitable products compared to the earlier period

Research & Development Expenses (R&D). Research and development expenses for the quarter ended March 31, 2022 were $23,366 compared to $26,192 for the same period in 2021.

Sales & Marketing Expenses. Sales and marketing expenses for the quarter ended March 31, 2022 were $65,956 as compared to $59,068 for the same period in 2021. The difference between periods relates to higher sales commissions paid due to higher sales volumes.

General & Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2022 were $220,891 compared to $191,589 for the same period in 2021, driven by higher compensation costs, bank fees, and consulting expenses partially offset by lower legal costs.

Other Income (Expense), net. Other income, net, for the quarter ended March 31, 2022 was $18,424 compared to $449 for the same period in 2021. The largest driver of this variance is a vendor rebate received in the quarter ended March 31, 2022. This same rebate was received in a different quarter in the fiscal year ended June 30, 2021.

Net Income. Net income for the quarter ended March 31, 2022 was $278,492, compared to net income of $80,651 for the same period in 2021. This is a record net income result for the Company

Nine Months Ended March 31, 2022 Compared to March 31, 2021

Net Revenues. Net revenues of $4,570,945 for the nine-month period ended March 31, 2022, represents a 30.7% increase over net sales of $3,497,273 for the same period in 2021. These record results exceeded our expectations as we continued to navigate the challenges presented by the COVID-19 pandemic and other factors, including limited raw material availability, higher supply costs and other supply chain issues. The increase in net revenues was driven by higher sales prices for our products as well as strong post-COVID demand for our products

Cost of Revenues. Cost of revenues for the nine-month period ended March 31, 2022 was $3,285,827 or 71.9% of sales compared to $2,495,055 or 71.3% of sales for the same period in 2021. We experienced higher raw material costs, particularly chemical feedstocks, during the recent quarter which pressured gross profit margins. These headwinds were partially mitigated by the price increases we implemented on our products and a more favorable product mix than expected. We expect these market conditions to continue to pressure our Gross Margins at least throughout fiscal year 2022.

Gross Profit. Gross profit for the nine-month period ended March 31, 2022 was $1,285,118 compared to $1,002,218 for the same period in 2021, an increase of $282,900 or 28.2% over the same period in 2021. The March 31, 2022 gross profit reflects a 28.1% gross margin for product sales compared to a gross margin on product sales of 28.7% in 2021. The current period results were adversely affected by higher raw material prices.

Research & Development Expenses (R&D). Research and development expenses for the nine-month period ended March 31, 2022 were $69,332 compared to $77,170 for the same period in 2021. We continue to invest in product formulation and new product development where management deems appropriate to support our business plan.

Sales & Marketing Expenses. Sales and marketing expenses for the nine-month period ended March 31, 2022 were $208,377 compared to $169,970 for the same period in 2021. The difference between periods relates to higher sales commissions paid and trade show expenses.

General & Administrative Expenses. General and administrative expenses for the nine-month period ended March 31, 2022 were $667,131 compared to $588,089 for the same period in 2021, driven by higher compensation costs, bank fees, and consulting expense, partially offset by lower legal costs.

Other Income, net. Other income for the quarter ended March 31, 2022 was $22,341 compared to $144,297 for the same period in 2021. The primary driver of this variance is the forgiveness of our loan from the Small Business Administration Paycheck Protection Program, received in November 2020 and forgiven in the 2021 period, with no comparable event in the 2022 period.

Net Income. Net income for the nine-month period ended March 31, 2022 of $362,619 compared to a net income of $311,286 for the same period in 2021, an increase in net income of $51,333, or 17.0%. Excluding the one-time benefit of the Small Business Administration PPP loan in the year earlier period, the increase in net income between periods was $200,903, or 124.7%

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods below.

	Nine Months ended March. 31,
	(in 000’s)
	2022	2021
Net cash provided (used) by operating activities	$200	$53
Net cash used by investing activities	(149)	(11)
Net cash used by financing activities	-	-
Net increase (decrease) in cash during the period	$51	$42

The Company has evaluated its current cash position relative to its cash requirements in the future and has determined its cash levels are sufficient to cover its cash needs. The Company enjoys a strong level of cash on hand as well as an unused credit line facility (with $100,000 of available credit). These cash resources have been critical during the past year as working capital needs have increased due to the increased costs and extended time required to receive imported materials (which are paid for when they are ready to ship from the manufacturer, not after they are received for use by the Company) as well as Management’s decision to increase chemical stock levels when extra material became available for purchase. The Company completed its upgrade of its Production pouring systems in September 2021, which was completely paid from cash reserves. The increase in cash provided by operating activities is due to lower levels of Account Receivables compared to the year earlier period.

The major driver in our cash provided by operating activities was the collection of accounts receivable offset by increased costs (and therefore value) of inventory on the balance sheet.

Our principal sources of liquidity consist of cash on hand and payments received from our customers. In February 2020, the Company secured a $50,000 line of credit with a local community bank. The Company drew down from this line of credit for the first time in February 2022 due to a late customer payment. The amount borrowed was paid back in full in March 2022. As of March 31, 2022, the Company also negotiated to increase the line from $50,000 to $100,000 and reduce the variable interest rate from 5.75% to 4.50%.

Historically, the current management team has been reluctant to pursue financing at terms that subject the Company to the high costs of debt or raise money through the sale of equity at prices we believe do not reflect the true value of the Company.

Cash Position, Outstanding Indebtedness and Future Capital Requirements

At May 11, 2022, our total cash balance was $640,771, none of which is restricted, accounts receivables was $646,232, inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $1,113,096. Our total indebtedness, specifically which management reviews for cash management, was $1,282,303 and includes $545,873 in accounts payable and accrued expenses, $360,652 in deferred revenue, $2,000 in current portion of long-term debt, $60,878 in long-term debt and $312,900 in total operating lease liability.

We continue to take actions to improve our liquidity and access to capital resources. Management continues to maintain that an equity financing in the current market environment would be too dilutive and not in the best interests of our shareholders. We have been successful in securing a line of credit with our bank.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments, cash requirements and other obligations. In connection with the preparation of our financial statements for the fiscal year ended June 30, 2021, we have analyzed our cash needs for the next 12 months. We have concluded that our available cash and accounts receivables are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period. Although we have seen a significant increase in business activity in recent quarters, there can be no assurance that a resurgence of the COVID-19 virus will not cause a disruption in our markets that causes a significant decrease in demand from our customers. While many government restrictions have been relaxed and the economy has continued to open in more jurisdictions, the emergence of new variants of COVID-19 that may be more contagious or more resistant to vaccines and treatments may lead to possible resurgences of the virus. This could result in new restrictions on Amerityre, our customers, or suppliers located or servicing these affected jurisdictions. Among the adverse consequences caused by the pandemic have been continued supply chain disruptions, resulting in material shortages and delays, as well as increased material costs. The long-term financial impact on our business cannot be reasonably estimated at this time. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods. Refer to “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 for a description of the material risks that the Company currently faces including in connection with COVID-19. If there is a new shutdown of the economy, reduction in demand for our products or other adverse effect on our business, we may lack sufficient working capital to meet our needs for the next 12 months.

The Company has, on occasion, instituted initiatives to incentivize sales of slower-moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory, promote individual product lines, and improve our cash flow.

As of May 13, 2022, the Company has approximately 13,577,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized, if necessary, to raise new funds.

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

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding economic conditions in general and in the agricultural market, in particular, positive sales trends and resulting profits, continued demand for our products and those produced by our customers, our intention to seek out and engage in a partnership or other arrangement with one or more OEMs tire manufacturers, or strategic investors, our ability to successfully manage and respond to supply chain issues and other uncertainties, our sales prospects in light of new products such as the potential development of tires for large industrial and agricultural equipment, price increases in response to increases in raw material costs and the results of such price increases on our gross margins, and the availability of capital and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 as supplement by this Report. For example, there is a risk that the economic repercussions from inflation and the Federal Reserve increasing interest rates in response thereto, supply chain disruptions and a possible resurgence of the COVID-19 pandemic in the future may be more severe or prolonged than we currently expect. Additionally, there is a risk that our price increases or other challenges we face and actions we take in response may result in lower revenues or the loss of future business from our customers, or that any strategic partnerships or business arrangements do not yield the positive results intended or result in unanticipated adverse consequences, including due to potential friction between the parties. New risk factors emerge from time-to-time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements described in this report, whether as a result of new information, future events, changed circumstances or any other reason after the date this report is filed.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2021 Annual Report. For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our 2021 Annual Report.

Because of the current inflation affecting the economy and the Federal Reserve’s interest rate increases in response, we may be harmed in the future.

We believe inflation, and actions taken by the Federal Reserve in response, currently pose a risk to us in a number of ways. The raw materials and other supplies we use to produce our products have experienced increasing prices during recent periods as a result of inflation. In response, we have increased the prices we charge customers for our products, with the most recent increase taking effect on May 1, 2022. While these price adjustments have not caused a reduction in sales thus far, continued increases in inflation rates may result in a reduction of customers or sales volumes. Additionally, as the Federal Reserve begins to increase interest rates, the result could be a recession which would slow demand for our products and hinder our sales growth, or cause sales to decline in future periods. As of the date of this report, we cannot predict how extensive the inflation or the effects of the Federal Reserve’s responses thereto will be, its duration or the ultimate impact on us.

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

Dated: May 13, 2022

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)