Form 10-K
period 2022-06-30
AMERITYRE CORP
filed 2022-09-19
CIK 945828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
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

On September 19, 2022 there were 75,787,868 shares of common stock of the Registrant outstanding.

As of December 31, 2021, the Registrant's most recent second quarter, there were 41,492,787 shares of common stock of the Registrant held by non-affiliates outstanding with a market value $2,074,639 (based upon the closing price of $0.05 per share of common stock as quoted on the OTCQB).

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement, which will be issued in connection with the 2021 Annual Meeting of Shareholders of Amerityre Corporation, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMERITYRE CORPORATION

2022 ANNUAL REPORT ON FORM 10-K

AMERITYRE CORPORATION

2022 ANNUAL REPORT ON FORM 10-K

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

There are risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in “Part I. Item 1A. Risk Factors” and elsewhere in this report.

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

Amerityre engages in the development, manufacture, and sale of solid polyurethane tires. We believe that we have developed unique polyurethane formulations that allow us to make products with superior performance characteristics, such as high abrasion resistance, increased energy efficiency, and higher load-bearing capabilities, when compared to conventional rubber tires and competitive flat free, polyurethane tires. We also believe that our manufacturing processes are more energy efficient than the traditional rubber tire manufacturing processes, in part because our polyurethane compounds do not require the multiple processing steps, extreme heat, and high pressure that are necessary to cure rubber. Using our polyurethane-based technologies, we produce tires that last longer, are less susceptible to failure and are friendlier to the environment than conventional rubber tires.

Products

Our polyurethane material technology is based on two main proprietary formulations; closed-cell polyurethane foam, a lightweight material with high load-bearing capabilities for low duty cycle applications, and Elastothane®, a high-performance polyurethane elastomer with high load-bearing capabilities for high duty applications.  Closed cell foam tires and components accounted for the majority of fiscal year 2022 tire revenues. Our closed-cell polyurethane products are categorized as flat-free because they have no inner tube, do not require inflation and will not go flat, even if punctured. Our tires are virtually maintenance free, non-toxic, provide extended tire life, and offer superior energy efficiency compared to rubber based tires. Our marketing efforts are divided among the following distinct segments:

●	Bicycle Tires

●	Light duty Industrial Vehicles (Golf Carts, Stock Chasers)

●	Lawn and Garden tires

●	Handtruck and small cart tires

●	Agricultural Carts

●	Forklift Tires

●	Mobility Tires

●	Custom application tires

Our business model focuses our resources on applications and opportunities where our advantages in product technology and tire performance give us an opportunity to obtain premium pricing. The majority of our sales are to North American customers as international sales are adversely affected by high freight costs and more recently a strong dollar that creates an unfavorable exchange rate versus other currencies.

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

Our efforts in custom product development and marketing allow us to build customer relationships and expand sales with original equipment manufacturers and tire distributors. We continue our focus on creating unique product solutions for customers with specific tire performance requirements. The demand for our larger tires, including golf cart, personnel carrier and baggage cart tires, reached record levels during the year ended June 30, 2022. Our results were achieved despite the headwinds of higher material costs, supply chain disruptions, and adverse fiscal policies introduced by the government to fight inflation Since the inception of the pandemic in March 2020, Amerityre has operated as an “essential business”. We have seen strong demand for our products that continue to increase, resulting in strong record level sales revenues in Q4 of fiscal year 2022 and for the entire fiscal year 2022.

Polyurethane Elastomer Industrial Tires

We have developed solid polyurethane industrial tires made of Elastothane®, our family of proprietary polyurethane elastomer formulations.  We currently offer over 20 sizes for Class 1, 4 and 5 forklifts, as well as elastomer tires for scissor lifts. Our Elastothane® 500 material, a lighter density formulation than our standard polyurethane elastomer, continues to be well received by the agricultural applications market. Common applications for this formulation are baggage carts, personnel carriers, stock chasers, and lawn mowers, applications where enhanced abrasion resistance and increased weight bearing capacity is required. Our polyurethane elastomer tires are superior to rubber tires as they are non-marking, more energy efficient, carry greater load weight, are made of non-toxic materials, operate in lower temperature environments and have longer comparative service life.  Our initiatives to develop joint products with OEM partners is key to long-term success in this market segment.

Amerityre offers elastomer-based products for the agricultural tire market, such as flat-free pivot tires used in irrigation systems, seeder tires, and hay baler tires. As farm incomes have improved during fiscal year 2022 due to higher agricultural commodity pricing, we have seen higher sales of these agricultural tires. However, we continue to believe that the market opportunity in this segment is substantial, and we continue to pursue partnerships to take advantage of joint product development and marketing opportunities in these market segments.

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

During Q4 of the year ended June 30, 2022, the availability of chemical raw materials improved, and material pricing stabilized. Since our chemical raw materials are mainly sourced domestically, we have been able to avoid many of the supply chain problems that currently plague other manufacturers. We have been able to reduce our quoted lead times for tire shipments to our standard of 2 weeks or less. While availability of materials has improved, we expect the costs for these materials to continue to increase, as general inflation in the US economy impacts all of our costs.

In addition to the chemical raw materials, we purchase steel and plastic wheel components for use in tire assemblies.  We purchase these components from domestic and overseas suppliers.  A significant increase in sales of our 18 x 8.50 tire assemblies in the year ended June 30, 2022 has resulted in the requirement for more 12” x 7” rim shipments from our Chinese supplier. We continue to be impacted by the tariffs on Chinese goods, and freight costs are still high, although we expect the freight costs increases to moderate as the overall slowing US economy eases demand for Chinese shipping services. However, our future business plan does not assume significant material cost decreases from current levels.

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

All our products are inspected prior to shipment to ensure quality.  Any products considered defective by our quality control personnel are disposed of through traditional refuse disposal services.  All our tires are manufactured at our Boulder City, Nevada facility. Due to increased demand for our products we have been running overtime shifts. We expect this level of overtime to decrease in fiscal year 2023 if the US economy slows as forecasted. During fiscal year 2022 we upgraded the electronic control systems of our 3 polyurethane pouring machines. Our major capital investment for fiscal year 2023 will likely include the refurbishment of our two production carousel systems. This investment will increase the manufacturing reliability of these machines.

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

Sales, Marketing and Distribution

Amerityre utilizes independent manufacturer representatives with tire industry experience to promote and sell our products. These independent sales professionals complement our in-house sales department in Boulder City. The majority of our sales is direct to OEMs or sold to tire distributors who in turn sell to individual end users. We sell to individual consumers through our website, which was originally designed to be a marketing and educational tool for current and potential customers. However, direct sales through our website continues to grow. All product shipments originate directly from our manufacturing facility in Boulder City, Nevada.

Internationally, we have several distribution partners located in Canada, Australia, and Europe. We continue to seek additional international sales and marketing partners to expand the worldwide sales and distribution of our products.

Customers

Amerityre has a diversified customer base, providing tires and assemblies to OEMs, distributors, equipment dealers, and individuals. Our largest OEM customer accounted for approximately 27% of our sales for fiscal year ended June 30, 2022, and 28% for the fiscal year ended June 30, 2021. We expect sales with this customer to continue to remain strong as their business is forecast to continue to grow in fiscal year 2023. Our customers include OEMs of lawn and garden, agricultural, and mobility, and outdoor power equipment, as well as regional tire distributors, retail cooperatives, agricultural tire distributors, and retailers of lawn and garden tires, bicycle tires and hand truck tires. Our brand awareness among consumers grows as we enlarge our customer base and engage new OEMs and distributors.

Competition

There are companies that produce not-for-highway-use or light-duty tires from polyurethane foam such as Greentyre, who manufactures in the UK; Carefree Tire, who manufactures in China; Marastar (a division of Carlstar), who manufactures in China. Custom Engineered Wheels and Krypton Industries, who manufacture in India.  We believe our closed-cell polyurethane foam tires are superior to the polyurethane foam tires offered by these competitors. Our closed cell technology gives our products higher load bearing characteristics than competitor tire products that have open-cell polyurethane foam, while producing a ride quality comparable to a properly inflated pneumatic tire. We believe we are the largest USA-based manufacturer of polyurethane, flat free tires.

In addition to manufacturers of polyurethane foam tires, we compete directly with companies that manufacture and market traditional not-for-highway-use, low-duty pneumatic, semi-pneumatic, and solid tires made from rubber.  The not-for-highway use tire industry historically has been highly competitive, and most of these competitors have financial resources that substantially exceed ours. In addition, many of our competitors are very large companies, such as Kenda, Taiwan; Maxxis International, Taiwan; Cheng Shin, China; and Carlstar, USA.  These competitors have established brand name recognition, distribution networks for their products, and have some consumer loyalty to their products, although price is a major factor for their customers when making the buying decision.

Despite the presence of larger competitors, we believe that the performance of our superior proprietary formulations gives us some competitive advantages in certain market segments. We produce the only flat free polyurethane foam tires in the bicycle tire, golf cart tire, and personnel carrier tire market segments. The performance advantage of our formulation is evident in these market segments, where load bearing capability and ride quality is important. Consequently, we have focused our attention and sales and marketing resources on these product segments.

In the agricultural tire market, the market leaders are Titan International and Carlisle, global manufacturers of agriculture pneumatic tire and wheel assemblies.  The economic landscape in the agricultural sector appears to be improving as commodity crop prices have significantly increased. We expect spending in the agricultural space to increase during fiscal year 2023, although this spend might be tempered if the US economy slows as expected, we continue to pursue partnerships with OEMs in the agricultural equipment market space to promote our products and increase our agricultural tire sales.

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

System for Retreading a Transport Tire with Polyurethane Tread	8,206,141	6/26/2012	Applies to apparatus we used to retread transport tires with polyurethane tread.
Method for Retreading a Heavy-Duty Tire with a Polyurethane Tread	8,603,377	12/10/2013	Applies to the method we employ for applying a polyurethane tread to a rubber tire casing.
Pivot Wheel Segment	D710,913	8/12/2014	Applies to irrigation wheels used in special soil conditions.

Trademarks

Set forth in the schedule below are the United States trademarks that have been registered.

Trademarks	Registration/Serial #	Issued
Amerityre®	2,401,989	8/14/2001
Elastothane®	3,139,489	9/5/2006
Elastothane®	3,497,302	9/2/2008
Arcus®	2,908,077	4/24/2004
Atmospheric®	3,089,313	5/9/2006
Logo®	4,404,548	9/17/2013
Kik®	3,608,633	4/21/2009

We also own certain trademark applications and/or trademark registrations relating to the Arcus® trademark in several foreign jurisdictions.

Employees

As of September 14, 2022, we had 16 full-time employees and 1 part time employee, including 4 salaried and 13 hourly employees.  We hire temporary labor as required to meet peak manufacturing needs.  We believe that we will continue to be able to hire a sufficient quantity of qualified laborers in the local area to meet our business needs.  Our manufacturing process does not require special skills, other than training in our production techniques and specific equipment.  Our employees are not represented by a labor union or a collective bargaining agreement.  We consider our relations with our employees to be good.

Research and Development

We consider research and development (R&D) activities to be an important part in our growth strategy.  Our current research and development activities are focused on new product development for current customers and development of new formulations to address an identified need, in our product portfolio.  We utilize R&D resources on a contract basis when required to investigate new, potentially lower cost polyurethane foam formulations, to design custom sized tires for specific customer requirements, and to increase the Company’s competitive position in specific market segments.  Due to the Company’s limited resources, tire projects are limited to those where an exceptional return on investment is expected. Less profitable, or more risky projects are put on hold and are revisited at a later date when sufficient resources are available.   All research and development expenses of the Company, including both internal and external expenses, were $101,817 and $102,265, for fiscal years 2022 and 2021, respectively.

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

Recent market condition changes in the chemical markets have forced us to increase the prices we charge customers for our products and could have a material adverse effect on demand for our products, results of operations, and our financial condition.

During the past 2 years we have evaluated and increased our product pricing, most recently in May 2022, to offset these raw material cost increases. We continue to work with our suppliers to secure adequate quantities of raw materials to meet the increased demand for our products. While management believes these responses to be necessary to address these issues, there can be no assurance they will be sufficient, nor that they will not cause us to lose customer orders or customers, which would have a material adverse effect on our financial condition and results of operations.

If the inflationary pressures in the United States and elsewhere continue, we could experience reduced margins and lose future business.

The current inflationary pressures may adversely affect our margins particularly since we have lacked the capital to accumulate material inventory. Although we have blanket order with some of our customers the duration on fixed pricing is limited, often to three months, due to increasing price risk on our materials. This customer pricing pressure may also result in the loss of contracts and/or future business. Finally, we are experiencing rising labor costs which may further tighten margins. Additionally, given our location next to California that recently enacted legislation requiring fast food locations to pay hourly employees at least $22 per hour and beginning in 2024 with mandatory inflationary increases even capped at 3.5% per year, we may see pressure on our wages to hourly employees as well as other labor cost increases.

The effects of Russia’s invasion of Ukraine on the capital markets and the economy is uncertain, we may have to deal with a recessionary economy and economic uncertainty including possible adverse effects upon the capital markets.

While the effects of Russia’s invasion of Ukraine and the resulting international sanctions are uncertain, they have already had an immediate effect on the global and United States economy by causing, among other things, increased inflation and substantial increases in the prices of oil, gas and other commodities. The conflict has created increased uncertainty in the capital markets with declines in leading market indexes. The duration of this conflict and its impacts are uncertain but may contribute to a likely recession.

If we incur material losses due to a weakening economy or other factors, we may encounter difficulty in raising capital to meet our capital expenditure or working capital needs.

While we incurred a small net income from operations in four of the past five fiscal years, Amerityre lost money from operations in all periods prior to fiscal year 2017. While we are optimistic that we will be able to continue this positive profitability trend, there is no guarantee that this will be the case, particularly given the economic uncertainty regarding the strength of the world economy in the coming year.

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

Our business operations and plans could be adversely affected in the event we need additional financing and are unable to obtain such funding.  The capital markets in general and for microcap companies are subject to a variety of risks including the recent weakness that is adversely affecting smaller companies like us, such as a lack of business diversification and domestic and global economic declines. To the extent that our business strategy requires expanding our operations, such expansion could be costly to implement and may cause us to experience significant losses.  Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain opportunities for the commercialization of our technology and products.  If we cannot generate adequate sales of our products or increase our revenues through licensing of our technology or other means, we may be forced to cease operations.

Our results of operations have been and may in the future be adversely impacted by another COVID-19 pandemic.

The COVID-19 pandemic resulted in significant volatility in the U.S. and global economies and led to a dramatic reduction in economic activity worldwide. We continue to experience adverse supply chain issues which are attributable to COVID-19. During the pandemic Amerityre continued normal operations as an essential business. Due to COVID-19, we have sustained price increases from our suppliers which have reduced our gross profit margins, although we seemingly have avoided issues. To date we have successfully implemented our own price increases to offset some of these cost increases. There is also a risk that some customers may not be able to pay for Amerityre products already shipped due to reductions in their revenues and a deterioration of their financial position as a result of supply chain shortages.

We cannot predict whether new strains of the virus pose the risk of future shutdowns, which could hinder our ability to manufacture and sell our products and materially adversely affect our results of operations.

A reduction in the growth rate of the U.S. or global economy could have an adverse impact on our business, operating results and financial position.

The national shutdown of the U.S. economy due to COVID-19 put the U.S. and global economies in a tailspin. While the US economy recovered, current financial market conditions and US government fiscal policy has begun to adversely affect the economy, and it appears the economy is heading for an extended slowdown as the US Federal Reserve raises market interest rates to fight inflation. Further, while market conditions in the agricultural commodity markets have improved over the past year, other potential headwinds to economic growth overall are the continuation and/or increase in tariffs, a trade war, renegotiated trade agreements with international trading partners, and Federal Reserve policies that tighten credit or cause other imbalances in the economy. A continuation or worsening of these conditions, including credit and capital markets disruptions, could have an adverse impact on our business, operating results and financial position. We may experience declines in revenues and cash flows because of reduced orders, payment delays or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and customers. Any of these potential problems could hinder our efforts to increase our sales and might, if severe and extensive enough, cause our sales to decline, jeopardizing our ability to successfully operate.

Because we face competition in all phases of our business, we may not be able to increase or maintain revenue or profitability, which may have an adverse effect our results of operations or stock price.

Several factors may affect future sales of our products even if we are successful in increasing our revenue base.  These factors include whether competitors produce alternative or superior products, whether the cost of our products is competitive in the marketplace, and whether we can establish effective product sales and distribution networks. The tire industry is a highly competitive, global industry. Most of our competitors are larger companies with greater financial resources. Their access to greater resources enables them to adapt more quickly to changes in the markets we have targeted. Our competitors can devote greater resources to the development and marketing of new products. Most of the products we have developed have not obtained broad market acceptance and rely on our emerging technologies. To significantly improve our competitive position, we will need to make significant ongoing investments in manufacturing, customer support, marketing, sales, research and development and intellectual property protection. Intense competitive activity in the tire industry has caused and will likely continue to cause pressures on our business, as well as pressure on certain of our customers or suppliers. Further, to the extent negative macroeconomic events, such as COVID-19 pandemic, affect the industry generally, we may have difficulty navigating and adjusting to such circumstances relative to our larger, better-capitalized competitors in the tire industry. For example, by virtue of their larger scale of operations and wider market access, many of our larger competitors have been able to continue offering relatively lower prices for their products in the wake of increases in the costs of supplies and production, whereas we have been forced to increase our prices in response to market developments such as supply shortages caused by factors such as adverse weather conditions, geopolitical friction and COVID-19.  To succeed as a company, we must continue to manufacture quality products and sell adequate quantities of products at prices sufficient to generate profits.  We may not accomplish these objectives, which may have an adverse effect on our results of operations or stock price.

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

Our success and ability to compete are substantially dependent upon our intellectual property.  We rely on patent, trademark and copyright laws, trade secret protection and confidentiality or license agreements with our employees, customers, strategic partners and others to protect our intellectual property rights.  However, the steps we take to protect our intellectual property rights may be inadequate.  There are events that are outside of our control that pose a threat to our intellectual property rights as well as to our products and services.  For example, effective intellectual property protection may not be available in every country in which we license our technology, or our products are distributed.  Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. The risk of unauthorized access to our intellectual property and other confidential business information is further exacerbated with the general trend toward remote working in the past six-months, and as a result we may be more susceptible to computer hackers seeking access to our proprietary information. Any impairment of our intellectual property rights could harm our business and our ability to compete.  Also, protecting our intellectual property rights is costly and time consuming.  Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.  In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us.

We have been granted a number of U.S. patents relating to certain aspects of our manufacturing technology and processes and use of polyurethane to make tires, and we may seek further patents on future innovations.  Our ability to either manufacture products or license our technology is substantially dependent on the validity and enforcement of these patents and patents pending.  We cannot guarantee that our patents will not be invalidated, circumvented, or challenged, that patents will be issued for our patents pending, that the rights granted under the patents will provide us competitive advantages or that our current and future patent applications will be granted.

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

Even if tests indicate that our tires meet industry performance standards, these products may subject us to significant product liability claims because the technology is relatively new and there is little history of long-term use in particular applications.  Moreover, because our products are and will be used in applications where their failure could result in injury, we could also be subject to product liability claims.  Introduction of such new products and increased use of our existing products will most likely increase our product liability premiums and defense of potential claims could increase insurance costs even further, which could substantially increase our expenses.  Any insurance we obtain may not be sufficient to cover the losses incurred through such lawsuits.

Significant increases in the price of chemicals, steel and other raw materials used in our products could increase our production costs and decrease our profit margins or make our products less competitive in the marketplace due to price increases.

The materials used to produce our products are susceptible to price fluctuations due to supply and demand trends, economic factors, and other unforeseen factors. If we are successful in implementing our business strategy, the quantities of chemical raw materials required by us or by others that utilize our technology may increase significantly. Shortages have recently resulted in chemical price increases. The COVID-19 pandemic has seen us experience increased chemical and supply costs and reduced our gross profit margins. We have experienced increases in the cost of wheel components due to the increased cost of steel and the imposition of tariffs. Existing trade agreements with foreign countries may be subject to change in the future, with tariffs or import duties being levied by the US government increasing the cost of our foreign-based raw materials. Chinese tariffs have resulted in an increase in our cost of our imported components. Because we are introducing products that will compete, in part, on the basis of price, we may be unable to pass cost increases on to our customers in order to stay competitive. If we are unable to pass on raw material cost increases to our customers, our future results of operations and cash flow will be materially adversely affected. Because of factors such as COVID-19, we may encounter issues with our manufacturing facility or resources supply which may materially and adversely impact our business.

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

Possession and use of personal information of our customers and vendors subjects us to risks and costs that could harm our business. We also collect and maintain personal information of our employees in the ordinary course of our business. Errors in the storage, use or transmission of personal information could result in a breach of customer or employee privacy. Possession and use of personal information in our operations also subjects us to possible regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot guarantee that there will not be a breach, loss or theft of personal information that we store or our third parties’ store. If we are hacked and there is a breach, theft or loss of personal information could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal or administrative actions by state attorneys general, private litigants, and federal regulators and by such other international laws including the European Union’s GDPR and their respective enforcement mechanisms, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may fail to detect the existence of a breach of user content and be unable to prevent unauthorized access to user and company content. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target. They may originate from less regulated third world countries where lax local enforcement and poverty create opportunities for hacking. If our security measures are breached, or our personal information or that of our customers, suppliers, employees, or independent contractors is otherwise accessed through unauthorized means, or if any such actions are believed to occur, we may be materially harmed.

As of the date of this filing we have not experienced a breach of data security.

If we fail to comply with laws and regulations relating to privacy, data protection, information security, advertising and consumer protection, government access requests, or new laws in one or more of these areas are enacted, it could result in proceedings, actions, or penalties against us and could adversely affect our business, financial condition, and results of operations.

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

The legislative and regulatory bodies or self-regulatory organizations in various jurisdictions both inside and outside the United States may expand current laws or regulations, enact new laws or regulations, or issue revised rules or guidance regarding privacy, data protection, consumer protection, information security, and online advertising. For example, in June 2018 the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect on January 1, 2020. The CCPA requires companies that process personal information on California residents to make new disclosures to consumers about such companies’ data collection, use, and sharing practices and inform consumers of their personal information rights such as deletion rights, allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. Additionally, in November 2020, California enacted the California Privacy Rights Act of 2020 (the “CPRA”), which amends and expands the scope of the CCPA, while introducing new privacy protections that extend beyond those included in the CCPA and its implementing regulations. The CCPA, as amended and expanded by the CPRA, is one of the most prescriptive general privacy law in the United States and may lead to similar laws being enacted in other U.S. states or at the federal level. Most of the provisions of the CPRA become fully operative beginning on January 1, 2023.

The State of Nevada has also passed a law, which took effect on October 1, 2019, that amends the state’s online privacy law to allow consumers to submit requests to prevent websites and online service providers (“Operators”) from selling personally identifiable information that Operators collect through a website or online service. As to Nevada, as of October 1, 2021, Nevada’s amended privacy law imposes additional obligations on qualifying “data brokers” and permits consumers to opt out of a broader range of sales of their personal information. The Nevada act applies to any person whose primary business is “purchasing covered information” about Nevada residents “with whom the person does not have a direct relationship” if the information is purchased “from operators or other data brokers and making sales of such covered information.” Qualifying data brokers must establish a designated request address through which a Nevada consumer can ask to opt out of the sale of their covered information. In summary, Nevada consumers now have a broad right to opt out whenever a qualifying “operator” or “data broker” makes covered information available in exchange for money. This aligns Nevada’s opt-out right more closely with similar consumer privacy rights in Colorado and Virginia. At least 35 states and the District of Columbia in 2022 introduced or considered almost 200 consumer privacy bills.  More and more states may continue to enact similar laws. Proposed federal legislation, like the American Data Privacy and Protection Act, will likely continue to be debated and, at some point, may be enacted in some form.

As to other states, on March 2, 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (the “VCDPA”). The VCDPA creates consumer rights, similar to the CCPA, but also imposes security and assessment requirements for businesses. In addition, on July 7, 2021, Colorado enacted the Colorado Privacy Act (“CoCPA”), joining the growing list of states adopting comprehensive consumer privacy laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business model or practices, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition, and results of operations. Further, the data protection laws of various jurisdictions often differ greatly and the regulatory landscape in general is constantly changing, and we may be unable to effectively adapt and comply particularly with respect to our website and online sales Section 6(3) of a Connecticut statute signed May 10, 2022, states a data controller shall “establish, implement and maintain reasonable administrative, technical and physical data security practices to protect the confidentiality, integrity and accessibility of personal data appropriate to the volume and nature of the personal data at issue.”  The effective date for that law is July 1, 2023. Utah’s Consumer Privacy Act provides consumers the right to know what personal data a business collects, how the business uses the personal data, and whether the business sells the personal data. The effective date is December 31, 2023. Additionally, Maine recently enacted the Data Collection Protection Act, creating the Maine Data Collection Protection Act, which prohibits data collectors from collecting and aggregating, selling, or using specific types of public documents or information.

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

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Our future financial results;

•	Any downturn in the economy in the United States, including currently as a result of increased interest rates;

•	The effect of tariffs and other political factors which increases our costs and causes economic issues for farmers who cease or reduce purchases of our products;

•	Regulatory changes including new laws and rules which adversely affect us;

•	Our public disclosure of the terms of any financing which we consummate in the future;

•	Our failure to generate increasing material revenues;

•	Our failure to remain profitable;

•	Any acquisitions we may consummate;

•	Announcements by us or our competitors of significant contracts;

•	Changes in our management; or

•	Changes in market valuations of similar companies.

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

If our shareholders sell substantial amounts of our outstanding common stock, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could make it difficult to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. In May 2020, our 2013 Series Preferred Shares automatically converted into 20,000,000 shares of common stock constituting approximately 27% of our outstanding common stock as of the date of this report. These shares are subject to the limitations of Rule 144(e )(1) under the Securities Act of 1933 which, among other things, limit the number of shares which can be sold to 1% of our outstanding stock every three months.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the date of this Report, we did not have any unresolved comments with the staff of the SEC.

ITEM 2. PROPERTIES

In March 2019, we negotiated a five-year extension of the lease on our executive office and manufacturing facility located at 1501 Industrial Road, Boulder City, Nevada.  The property consists of a 49,200 square foot building.  We currently occupy all 49,200 square feet, inclusive of approximately 5,500 square feet of office space, situated on approximately 4.15 acres.  The extended lease commenced on July 1, 2019. We are currently paying $12,450 per month in base rent, which will increase to $12,600 per month on July 11, 2023.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Report, we were not involved in any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB Venture Market (“OTCQB”) under the symbol AMTY. The closing price of our common stock on the OTCQB on September 13, 2022, was $0.041 per share.  There were approximately 462 holders of record of our common stock.

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

Closed cell Polyurethane Foam Tires – The sale of polyurethane foam tires to original equipment manufacturers, distributors, and dealers represents the majority of our sales revenue. We produce a broad range of tire sizes for the light duty tire market, including bicycle tires, hand truck tires, mobility tires, and lawn/garden tires.

Despite the ongoing negative effects of COVID-19, supply chain bottlenecks, and severe inflation on the overall US economy, we experienced higher than expected record demand for our polyurethane foam tires in the recent quarter. Sales for the fiscal fourth quarter 2022 were 40.8% higher than the sales level in fiscal fourth quarter 2021. We continue to see strong sales demand, as we engage new customers and expand our customer base.

Our industrial tire product line, which includes our golf car tires, our 480 x 12 tires, and our 570 x 12 tires, continues to see strong growth. We expect these tires to continue to grow in popularity as more people discover these tires for industrial applications. In fiscal year 2022 we sold a record number of golf cart tire assemblies (18 x 8.50 tire assemblies).

Polyurethane Elastomer Tires – Our elastomer formulations are used to manufacture tires requiring higher levels of abrasion resistance and greater load bearing capability. Forklift tires constitute a large part of this market, with other industrial and agricultural applications representing other opportunities. Overall sales volumes of our forklift tires remain small, less than 0.1% of our total sales revenue. Price sensitive consumers continue to favor imported solid rubber press-on forklift tires rather than our products. We have not devoted significant resources towards promoting this product line. We have been working with OEMs to utilize our elastomer formulations for large industrial equipment tires and agricultural applications.

Light Density Elastomer Tires – The Company continues to see great interest in its light-density elastomer formulation for use in tire applications where customers need higher abrasion resistance and load bearing capability. Our Elastothane® 500 formulation provides better abrasion resistance and overall performance in these areas compared to our closed cell foam formulation. Lawn and garden tire applications continue to drive increased sales of this formulation. We expect Agricultural tires sales to increase in the coming quarters as farm income benefits from higher crop prices and farmers have more disposable income. We continue to approach OEMs and large distributors about promoting and utilizing our tires for certain agricultural applications, but to date we have not been able to secure a partnership that brings us significant business. and several are evaluating sample tires.

We believe investment in new and improved products is vital to the continued growth and success of our overall business, and we will selectively invest in promising opportunities that can be supported within our current financial model. We have several product evaluation programs ongoing which have the potential to develop into significant future business. We expect our current R&D investments to continue to prove to be a prudent investment of our capital resources.

A major component of the strategic operating plan we discussed during our annual meeting in December 2021 was the desire to increase our product distribution through partnerships with large OEMs and distributors. We continue to pursue discussions with various entities to establish these relationships, but unfortunately we have not been successful in completing an arrangement. However, we maintain that an agreement with a partner that can provide an established distribution network and/or financial resources is important to enable Amerityre to quickly scale its product portfolio in key market segments.

As described above, our product line covers diverse market segments which are unrelated in terms of customer base, product distribution, market demands and competition. Our sales team is comprised of independent manufacturer representatives with inside sales support. The Company’s continued emphasis on proper product pricing continues to drive more profitable sales. Our website educates the marketplace about our products as well as offers a growing outlet for online sales.

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

Results of Operations

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our sales and cash flows.  These key performance indicators include:

•	Revenues, net of returns and trade discounts, which consists of product sales and services and is an indicator of our overall business growth and the success of our sales and marketing efforts;

•	Gross profit, which is an indicator of both competitive pricing pressures and the cost of goods sold of our products and the mix of product and license fees, if any;

•	Growth in our customer base, both in new customer accounts and sales of new products to existing customers, which is an indicator of the success of our sales efforts; and

•	Distribution of sales across our products offered.

The following summary table presents a comparison of our results of operations for the fiscal years ended June 30, 2022 and 2021 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

			Percent
	Fiscal Years Ended June 30,		Change
	(in 000’s)
	2022	2021	2022 vs. 2021
Net revenues	$6,496	$4,863	33.6%
Cost of revenues	(4,741)	(3,579)	32.5%
Gross profit	1,755	1,284	36.7%
Research and development expenses	(102)	(102)	0.0%
Sales and marketing expense	(281)	(225)	24.9%
General and administrative expense (1)	(963)	(860)	12.0%
Gain on debt extinguishment	-	150	(100.0)%
Loss on assets, due to write down or disposal	-	(26)	(100.0)%
Other income	24	38	(36.8)%
Net income	$433	$259	67.8%

(1)  Includes stock-based compensation expense of $116,123 and $88,806 for the fiscal years ended June 30, 2022, and 2021, respectively.

Year Ended June 30, 2022 Compared to the Year Ended June 30, 2021

Net revenues. Net revenues of $6,495,530 for the year ended June 30, 2022, represents an increase of $1,632,118 or 33.6%, over net revenues of 4,863,412 during the year ended June 30, 2021.  These represent record revenue results for Amerityre. The results were primarily driven by increased demand for polyurethane foam tires from current customers We expect sales for the upcoming fiscal year to be level with fiscal year 2022 results, as the negative effects of an expected slowing US economy are offset by sales to new customer accounts.

Cost of revenues.  Cost of revenues for the year ended June 30, 2022, was $4,740,931 or 73.0% of revenues compared to $3,579,227 or 73.6% of revenues for the year ended June 30, 2021. We experienced higher raw material costs, particularly chemical feedstocks, during the recent quarter which pressured gross profit margins. We were successful at maintaining margins through the price increases we implemented during the year. We expect raw material prices to stabilize in fiscal year 2023, as US government monetary policy slows the economy and demand slows to a point where available supply and demand equalize, we will continue to monitor our product pricing to determine if any adjustments are required due to operating cost changes. We recognize that continuing increases in raw material costs may result in reduced product sales if we are forced to turn away sales because we cannot sell product at a price that is profitable.

Gross Profit.  Gross profit for the year ended June 30, 2022, of $1,754,599 represents a 36.7% increase over gross profit of $1,284,185 for the year ended June 30, 2021. The fiscal year 2022 gross profit reflects a 27.0% gross margin for product sales compared to a gross margin on product sales of 26.4% for fiscal year 2021. The level gross margin figures year over year indicates that our product pricing strategy was successful in covering the cost increases in raw materials and other operating costs.

Research and Development expenses.  Research and development expense of $101,817 for the year ended June 30, 2022, which is basically the same expense of $102,265 for the year ended June 30, 2021.  Expenditure on research and development continues to be focused on addressing company needs on new formulations and new product development. All research and development activities continue to be financed from our internally generated cash flow.

Sales and Marketing expenses.  Sales and marketing expense of $281,440 for the fiscal year ended June 30, 2022, represents a 24.9% increase over expenses of $224,686 for the fiscal year ended June 30, 2021. The difference between periods relates to higher sales commission expense due to higher overall sales

General and Administrative expenses. General and administrative expenses of $963,890 for the year ended June 30, 2022, represents a 11.8% increase over the same expense of $860,693 for the year ended June 30, 2021.  The increase was caused by higher executive compensation, higher merchant processing fees by customers paying with a credit card, offset by lower legal fees and warranty expense. We continue to pursue more efficient ways to conduct our business activities.

Other Income (Expense).  Other income was $24,435 for the year ended June 30, 2022, which is lower than the figure from fiscal year 2021. Other income of $161,795 in the fiscal year ended June 30, 2021, includes forgiveness of our loan from the Small Business Administration Paycheck Protection Program plus various small grants available from Federal and State agencies during the fiscal year, offset by loss on the full impairment of equipment available for sale.

Net Income. The net income for the year ended June 30, 2022, of $431,887 represents a 67.2% increase from the $258,336 net income for the year ended June 30, 2021.  Removing the one-time, positive effect of the $149,500 PPP loan forgiveness, the net income increase year over year was 296.8%. The fiscal year net income of $431,887 represents a record annual profit for Amerityre.

Liquidity and Capital Resources

Cash Flows

The following table sets forth our cash flows for the fiscal years ended June 30, 2022, and 20201.

	Years ended June 30,
	(in 000’s)
	2022	2021
Net cash provided by/(used in) operating activities	$447	$(136)
Net cash used in investing activities	(157)	(14)
Net cash (used in) financing activities	(1)	(1)
Net increase/(decrease) in cash during period	$289	$(151)

The Company has evaluated its current cash position relative to its cash requirements in the future and has determined its cash levels are sufficient to cover its cash needs. The Company enjoys a strong level of cash on hand as well as an unused credit line facility. These cash resources have been critical during the past year as working capital needs have increased due to the extended time required to receive imported materials (which are paid for when they are ready to ship from the manufacturer, not after they are received for use by the Company) as well as Management’s decision to increase chemical stock levels when extra material became available for purchase. The Company is also planning to upgrade production equipment during fiscal year 2023, and we are completing an analysis to determine if debt financing is required to complete the project.

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

Cash Position, Outstanding Indebtedness and Future Capital Requirements

On September 14, 2022, our total cash balance was $1,099,392, none of which is restricted; accounts receivables were $408,463; and inventory, net of reserves for slow moving or obsolete inventory, and other current assets was $1,021,508. Our total indebtedness, specifically which management reviews for cash management, was $1,022,792 and includes $696,829 in accounts payable and accrued expenses, $2,000 in current portion of long-term debt, $60,713 in long-term debt and $263,250 in total operating lease liability.

We continue to take actions to improve our liquidity and access to capital resources. Management believes that an equity financing in the current market environment at the current share price would be too dilutive and not in the best interests of our shareholders. In the past year we have successfully increased the limit on our existing bank line of credit. We have utilized this line of credit as short-term access to capital which has allowed us to make strategic purchases of raw materials.

In assessing our liquidity, management reviews and analyzes our current cash, accounts receivable, accounts payable, capital expenditure commitments, cash requirements and other obligations.  In connection with the preparation of our financial statements for the year ended June 30, 2022, we have analyzed our cash needs for the next twelve months. We believe that our available cash, accounts receivables, and existing bank credit lines are sufficient to meet our current minimum working capital, capital expenditure and other cash requirements for this period.  Although we have seen a significant increase in business activity in recent quarters, there can be no assurance that a resurgence of the COVID-19 virus will not cause another significant decrease in demand from our customers. The emergence of new and transmittable variants of COVID-19 may result in possible resurgence of the virus and new restrictions in certain geographies and among certain businesses. The long-term financial impact on our business cannot be reasonably estimated at this time. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods. Refer to “Item 1A — Risk Factors” for a description of the material risks that the Company currently faces in connection with COVID-19. If there is a new shutdown of the economy, reduction in demand for our products or other adverse effect on our business, we may lack sufficient working capital to meet our needs for the next 12 months.

The Company has, on occasion, instituted initiatives to incentivize sales of slower-moving inventory through promotional pricing. These programs will continue to be selectively utilized in the upcoming quarters to monetize inventory, promote individual product lines, and improve our cash flow.

As of September 14, 2022, the Company has approximately 13,527,000 shares authorized and available for issuance. Although we are reluctant to raise money through stock sales at what we believe are dilutive share prices, these authorized but unissued and unreserved shares of our common stock can be utilized, if necessary, to raise new funds.

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

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding economic conditions in general and in the agricultural market, in particular, the impact of inflation and the effect of rising interest rates on the economy and our business, the possible recession, future tariffs particularly on Chinese imports, our level of overtime, 2023 capital improvements, the effect of COVID-19, expected increases in agricultural spending and any resultant positive effect on our business, prospective partnerships and business relationships with large OEMs including some with whom we are currently in discussions, the continued strength of our current polyurethane foam tire market segment, the prudence of our research and development investments, the sufficiency of our cash on hand and credit line facility, and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in this report. New risk factors emerge from time-to-time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements described in this report, whether due to of new information, future events, changed circumstances or any other reason after the date this report is filed.

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

The Company’s management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on its assessment, the Company’s principal executive and principal financial officers have concluded that, as of June 30, 2022, the Company’s system of internal controls over financial reporting was effective in providing reasonable assurance based on those criteria.  The Company used the 2013 version of the COSO framework.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our Proxy Statement related to our 2022 Annual Meeting of Shareholders, which will be filed with the SEC not later than October 28, 2022 (120 days after the end of the fiscal year covered by this Annual Report on Form 10-K).

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

3.               Exhibits:

The exhibits to this report are listed on the Exhibit Index below.

(b)           Description of exhibits

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation of the Company	8-A12G	10/28/02	3.01
3.2	Certificate of Amendment to the Articles of Incorporation of the Company	8-A12G	10/28/02	3.01
3.3	Certificate of Amendment to the Articles of Incorporation	10-Q	2/14/13	3(i)
3.4	Certificate of Amendment to the Articles of Incorporation	8-K	6/1/20	3.1
3.5	Amended and Restated Bylaws of the Company	8-K	12/8/21	3.02
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934	10-K	9/17/21	4.1
10.1	Employment Agreement between the Company and Michael F. Sullivan*	8-K	1/13/22	10.1
10.2	2022 Equity Incentive Plan	10-Q	2/11/22	10.2
10.3	2020 Equity Incentive Plan	10-K	9/17/21	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished**
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed

*    Management contract or compensatory plan or arrangement.

**    This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Amerityre Corporation, at the address on the cover page of this report, Attention: Corporate Secretary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 19, 2022

AMERITYRE CORPORATION
By:
/s/ Michael F. Sullivan	/s/ Lynda R. Keeton-Cardno
Michael F. Sullivan Chief Executive Officer (Principal Executive Officer)	Lynda R. Keeton-Cardno Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 19th day of September 2022.

/s/ Michael F. Sullivan	/s/ David Clark
Michael F. Sullivan Chairman of the Board	David Clark Director

/s/ David Hollister	/s/ George Stoddard
David Hollister Director	George Stoddard Director

/s/ Terry Gilland
Terry Gilland Director

AMERITYRE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Amerityre Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Amerityre Corporation (the Company) as of June 30, 2022, and 2021, and the related statements of operation, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie & Company

Haynie & Company Salt Lake City, Utah September 19, 2022

We have served as the Company’s auditor since 2016.

AMERITYRE CORPORATION

Balance Sheets

	June 30, 2022	June 30, 2021
ASSETS

CURRENT ASSETS
Cash	$805,157	$516,192
Accounts receivable	685,645	728,315
Current inventory – net	853,837	659,333
Prepaid and other current assets	83,217	94,483
Total Current Assets	2,427,856	1,998,323

RIGHT TO USE LEASE ASSETS, OPERATING, NET	385,366	544,070

PROPERTY AND EQUIPMENT
Molds and models	583,611	583,611
Equipment	3,093,034	2,910,018
Furniture and fixtures	76,536	73,423
Software	233,528	233,528
Less – accumulated depreciation	(3,737,040)	(3,690,515)
Total Property and Equipment - net	249,669	110,065

OTHER ASSETS
Patents and trademarks – net	58,214	75,977
Non-current inventory	186,650	163,289
Deposits	11,000	11,000
Total Other Assets	255,864	250,266
TOTAL ASSETS	$3,318,755	$2,902,724

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$701,006	$767,193
Current portion of long-term debt	2,000	2,000
Current portion of lease liability	149,400	147,600
Deferred revenue	108,313	25,892
Total Current Liabilities	960,719	942,685

Long-term debt, net of current portion	60,713	61,326
Long-term lease liability, net of current portion	151,200	300,600
TOTAL LIABILITIES	1,172,632	1,304,611

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: 2,000,000 shares authorized, none outstanding, respectively	-	-
Common stock: 100,000,000 shares authorized of $0.001 par value, 73,047,868 and 75,787,868 shares issued and outstanding, respectively	75,788	73,048
Additional paid-in capital	62,918,787	62,805,404
Accumulated deficit	(60,848,452)	(61,280,339)
Total Stockholders’ Equity	2,146,123	1,598,113
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,318,755	$2,902,724

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Operations

	For the Years Ended June 30,
	2022	2021

NET SALES	$6,495,530	$4,863,412

COST OF REVENUES	4,740,931	3,579,227

GROSS PROFIT	1,754,599	1,284,185

EXPENSES
Research and development	101,817	102,265
Sales and marketing	281,440	224,686
General and administrative	963,890	860,693

Total Expenses	1,347,147	1,187,644

INCOME FROM OPERATIONS	407,452	96,541

OTHER (EXPENSE)/ INCOME
Interest expense	(65)	-
Interest income	1,390	1,710
Gain on debt extinguishment	-	149,570
Loss on asset disposal/impairment	(395)	(26,183)
Other income	23,505	36,698

Total Other Income (Expense)	24,435	161,795

NET INCOME BEFORE INCOME TAXES	431,887	258,336

Income tax benefit, net of allowance	-	-

NET INCOME	$431,887	$258,336

BASIC AND DILUTED INCOME PER SHARE	$0.01	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	74,042,279	70,918,758

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2020			70,172,868	$70,173	$62,719,473	$(61,538,675)	$1,250,971
Stock based compensation expense for employee and Board of Director service	-	-	2,875,000	2,875	85,931	-	88,806
Net income for the year ended June 30, 2021	-	-	-	-	-	258,336	258,336
Balance, June 30, 2021	-	-	73,047,868	$73,048	$62,805,404	$(61,280,339)	1,598,113
Stock based compensation expense for employee and Board of Director service	-	-	2,740,000	2,740	113,383	-	116,123
Net income for the year ended June 30, 2022	-	-	-	-	-	431,887	431,887
Balance, June 30, 2022	-	$-	75,787,868	$75,788	$62,918,787	$(60,848,452)	$2,146,123

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Statements of Cash Flows

	For the Years Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$431,887	$258,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	230,162	210,696
Stock based compensation, employee and Board of Directors	116,123	88,806
Gain on debt extinguishment	-	(149,570)
Loss on assets, due to impairment or disposal	395	26,183
Changes in operating assets and liabilities:
Accounts receivable	42,670	(435,674)
Prepaid and other current assets	(25,061)	(39,220)
Inventory and change in inventory reserve	(217,865)	(45,176)
Accounts payable and accrued expenses	(66,187)	82,155
Deferred revenue	82,421	13,700
Lease liability, operating lease	(147,600)	(145,799)
Net Cash Provided By/(Used In) Operating Activities	446,945	(135,563)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(154,617)	(3,675)
Cash paid for leasehold improvements of an operating lease asset	(2,750)	(10,786)
Net Cash Used In Investing Activities	(157,367)	(14,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	50,000	-
Payment for line of credit	(50,000)	-
Payments on notes payable	(613)	(540)
Net Cash Used In Financing Activities	(613)	(540)

NET INCREASE (DECREASE) IN CASH	288,965	(150,564)
CASH AT BEGINNING OF YEAR	516,192	666,756
CASH AT END OF YEAR	$805,157	$516,192

NON-CASH FINANCING ACTIVITIES

Interest paid	$65	$-
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

Write off of fully depreciated and disposed fixed assets	$-	$131,131
Use of store inventory, capitalized as fixed asset	$36,327	$31,203

The accompanying notes are an integral part of these financial statements.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2022, and 2021

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

Concentrations of Risk

The Company places its cash accounts with high credit quality financial institutions and generally limits the amount of credit exposure to the amount in excess of the FDIC insurance coverage limit of $250,000 for interest bearing accounts.  As of June 30, 2022, and 2021, the Company has a series of accounts at one bank that collectively exceed this amount at each year end.  The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk to cash.

Credit losses, if any, have been provided for in the financial statements and are based on management’s expectations. The Company’s accounts receivables are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual risks or significant risks in the normal course of its business.

We have one customer who accounted for 27% of our sales for the year ended June 30, 2022. This same customer accounted for 28% of our sales for the year ended June 30, 2021.

While the Company conducts most of its business in the United States, revenue related to foreign sales was $2,128,282 and $1,656,937 as of June 30, 2022, and 2021.  Foreign sales for the year ended June 30, 2022 was 33% of total sales; for the year ended June 302, 2021 this was 34% of total net revenues.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  As of June 30, 2022, and 2021, respectively, we had no cash equivalents.

Accounts Receivables

We generally charge-off trade receivables that are more than 120 days outstanding as bad-debt expense unless management believes the amount to be collectable. The charge-off amounts are included in general and administrative expenses.   As of June 30, 2022, and 2021, the reserve for uncollectible accounts was $0, respectively.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2022, and 2021

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or net realizable value.  The inventory consists primarily of chemicals, finished goods produced in our plant and products purchased for resale. Inventory levels increased during fiscal year 2022 due to the higher prices paid for raw materials versus prices paid in fiscal year 2021, and the decision of the Company to strategically purchase of additional chemical raw materials when they became available. For some materials this required us to hold higher inventory levels than would be held in previous years.

	June 30,
	2022	2021
Raw materials	$769,277	$416,709
Finished goods	403,517	525,565
Inventory reserve	(132,307)	(119,652)
Inventory – net (current and long term)	$1,040,487	$822,622

Our inventory reserve reflects items that were deemed to be defective or obsolete based on an analysis of all inventories on hand.

In fiscal years 2022 and 2021, the Company critically reviewed all slow-moving inventory to determine if defective or obsolete.  If not defective or obsolete, but slow moving, we presented these items as non-current inventory, although all inventory is ready and available for sale at any moment.

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

Right to Use Assets – Leases

We account for all Company leases following a multi-step analysis process which includes:

●

Analysis of all agreements to determine if a lease exists, inclusive of this analysis is the length of the agreement and amount of the resulting liability. Based on this we have determined the following:

●	Assets with a length less than 1 year are not considered lease arrangements as allowed by ASC 842 and,

●	Assets with a value of less than our capitalization policy of $2,500 are not considered a lease.

Items that do not qualify as lease arrangements are treated similar to service agreements and expensed as incurred.

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

June 30, 2022, and 2021

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

Depreciation expense for the years ended June 30, 2022, and 2021 was $46,525 and $47,969, respectively.

Patents and Trademarks

Patent and trademark costs have been capitalized on June 30, 2022, totaling $487,633 with accumulated amortization of $429,419 for a net book value of $58,214. Patent and trademark costs capitalized on June 30, 2021, totaled $487,633 with accumulated amortization of $411,656 for a net book value of $75,977.

The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized. Amortization begins once the patents have been issued. As of June 30, 2022, and 2021, respectively, there were no pending patents.  Annually, pending, or expired patents are inventoried and analyzed, which resulted in the recognition of a loss on abandonment, expiration or retirement of patents and trademarks of $-0- for the years ended June 30, 2022, and 2021, respectively.

Amortization expense for the years ended June 30, 2022, and 2021 was $17,763 and $16,927 respectively.  The Company evaluates the recoverability of intangibles and reviews the amortization period on a continual basis utilizing the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.  We consider the following indicators, among others, when determining whether or not our patents are impaired:

●	any changes in the market relating to the patents that would decrease the life of the asset;

●	any adverse change in the extent or manner in which the patents are being used;

●	any significant adverse change in legal factors relating to the use of the patents;

●	current period operating or cash flow loss combined with our history of operating or cash flow losses;

●	future cash flow values based on the expectation of commercialization through licensing; and

●	current expectations that, more likely than not, the patents will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

The estimated amortization expense, based on current intangible balances, for the next five fiscal years beginning July 1, 2022, is as follows:

2023	$12,738
2024	$16,337
2025	$7,464
2026	$5,270
2027	$4,974
Thereafter	$11,431

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2022, and 2021

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation.  Our financial statements as of and for the fiscal years ended June 30, 2022, and 2021 reflect the impact of FASB ASC 718. Stock-based compensation expense recognized under FASB ASC 718 for the fiscal years ended June 30, 2022, and 2021 was $116,123 and $88,806, respectively, related to employee stock options and employee stock grants.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for fiscal years ended June 30, 2022, and 2021 assume all awards will vest; therefore, no reduction has been made for estimated forfeitures.

Basic and Fully Diluted Net Loss per Share

Basic and Fully Diluted net income per share is computed using the weighted-average number of common shares outstanding during the period.

All options expired as of December 31, 2021. Our outstanding stock options have been excluded from the basic and fully diluted net loss per share calculation for the period ending June 30, 2021 were 1,030,000 common stock equivalents, because they are anti-dilutive.

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

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2022, and 2021

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Net deferred tax assets consist of the following components as of June 30, 2022, and 2021:

	2022	2021
Deferred tax assets:
Net operating loss (“NOL”) carryover	$7,804,200	$8,334,200
Section 1231 loss carryover	3,900	4,000
Inventory reserve	27,800	25,100
R & D carryover	216,300	209,800
Related party accruals	9,800	8,000
Deferred revenue	22,700	5,400
Deferred tax liabilities:
Depreciation	(56,500)	(19,700)
Valuation allowance	(8,028,200)	(8,566,800)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2022, and 2021 due to the following:

	2022	2021
Book income (loss) tax effected	$90,700	$54,300
Depreciation	(34,300)	(5,900)
Nondeductible expenses	24,400	18,600
Inventory reserve	2,700	6,900
Deferred revenue	17,300	2,900
R&D Section 6765 Addback	1,400	600
Related party accruals	1,800	3,700
Loss on asset impairment	100	300
Valuation allowance	(104,100)	(81,400)
	$-	$-

On June 30, 2022, the Company had net operating loss carry-forwards of approximately $37,163,000 that may be offset against future taxable income. Effective with tax years beginning June 30, 2019, future net operating losses may be offset against future taxable income, subject to annual limitations. No tax benefit has been reported in the June 30, 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2022, and 2021

NOL’s arising in tax years beginning in 2017 or earlier are subject to a 20-year limit. Because Amerityre’s NOL’s were generated from fiscal year end June 30, 2002 to fiscal year end June 30, 2016, there will be some NOL’s expiring each year through fiscal year 2036. The following table shows the amounts that would expire per year it not utilized:

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

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of June 30, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

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

June 30, 2022, and 2021

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

Revenue for our products is recognized at the time in which our performance obligation is satisfied which we have defined as “control” of the product by the customer. “Control” is defined as a customer having “rights/obligations of physical control over the product or has the rights and intention to control the product.” Based on the terms of our contracts, a customer’s “control” is based on analysis of the following; (i) when a customer arranges their own shipping, and once the product has left our dock, Amerityre recognizes revenue for the product.  In effect by arranging their own shipping the customer is “taking control” of the product when it leaves our warehouse; or (ii) when a customer does not arrange their own shipping, we cannot recognize revenue until it is delivered, and the customer takes “control” of the product. Due to a very robust process to determine when control, as described above, occurs, there is limited judgement applied in the above process. In cases where we enter into sales arrangements with customers for non-standard products, such as custom formulation materials, revenue items are recognized as separate and distinct contracts with revenue recognition occurring upon acceptance by the customer. These types of transactions have been historically rare and non-routine in nature. We had no revenue from these types of transactions in either fiscal year 2022 or 2021.

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

Deferred revenue was $108,313, inclusive of $9,376 of shipping and handling revenue (see below), as of June 30, 2022.  Deferred revenue was $25,892, inclusive of $3,252 of shipping and handling revenue, as of June 30, 2021.

Shipping and Handling

Shipping and Handling Fees require that freight costs charged to customers be classified as revenues. Freight expenses are included in costs of sales and are recognized as incurred.  However, due to our adoption of ASC 606 as discussed above, we defer the revenues of shipping and handling until the related product revenue is also recognized.

The result of this accounting is a deferral of $9,376 as of June 30, 2022, and $3,252 as of June 30, 2021.

Product Warranties

The Company’s standard sales terms include a limited warranty on workmanship and materials to the original purchaser if items sold are used in the service for which they are intended. Specifically, the Company warrants wheels, bearings, and bushings for one year from the date of purchase. Due to historical warranty results, we recognize warranty expense based on actual warranty recognition as historical rates for accrual are inconsistent and infrequent.  As of June 30, 2022 and 2021 accrued warranty expense was $0 and $7,800, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended June 30, 2022, and 2021 was $2,116 and $2,177, respectively.

Sales Tax

In accordance with FASB ASC 605-45, formerly EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement, the Company accounts for sales taxes and value added taxes imposed on its good and services on a net basis in the Statement of Operations.

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2022, and 2021

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standards Updates which are not effective until after June 30, 2020, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 2 – DEBT

A former board member, Silas O. Kines, who passed away on January 11, 2012, was also the principal owner of Forklift Tire of Florida and K-2 Industrial Tire, Inc.  In accordance with the Commission Agreement with Forklift Tire of Florida, dated February 2, 2011, between Amerityre Corporation and K-2 Industrial Tire, Inc., K-2 is due a five percent (5%) commission on all forklift tire sales.  In exchange for the forklift models transferred to Amerityre under that agreement, the first $96,000 in commission payments will be used to extinguish the long-term liability recorded on the transaction.  As of June 30, 2022, $2,000 and $60,713 (2021, $2,000 and $61,326) were recorded for the current and long-term portion, respectively, of the related liability.

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

NOTE 3 – RIGHT TO USE LEASE ASSETS

Based on our lease accounting policy, we have identified the following operating leases. As of June 30, 2021, we have no financing leases:

	For the Years Ended June 30,
	2022	2021
Facility lease	$300,600	$448,200
Leasehold improvements related to our facility	289,604	286,854
Accumulated amortization – leasehold improvements	(204,838)	(190,984)
Right to use leased assets, operating, net	$385,366	$544,070

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

Total lease costs for the years ended June 30, 2022, and 2021 was $147,600 and $145,800, respectively.

NOTE 4 – STOCK TRANSACTIONS

During the years ended June 30, 2022 and 2021, the Company had the following stock transactions:

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

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2022, and 2021

On December 18, 2019, the Company renewed the Chief Executive Officer’s Employment Agreement.  The new Agreement extends his term of employment to December 31, 2020.  Inclusive in this new Agreement is a stock award of 1.98 million shares of the Company’s common stock vesting ratably over 12 months (January 2020 – December 2020), valued at a fixed rate of $0.0192, the average price per share of the Company’s common stock for the period December 24, 2019 to December 31, 2019. As of June 30, 2020, 990,000 shares of stock vested and were issued, and as of June 30, 2021, the remaining 990,000 shares of stock vested and were issued.

On January 22, 2020, 60,000 shares of common stock were granted to the Company’s Chief Financial Officer as part of her employment renewal.  The shares are valued as of January 21, 2020 and vest ratably on a quarterly basis through December 2020.  No additional changes were made to her compensation on renewal of her employment. As of June 30, 2020, 30,000 shares of stock vested and were issued, and as of June 30, 2021, the remaining 30,000 shares of stock vested and were issued.

On January 24, 2020, 460,000 shares of common stock were granted to the Company’s Board members as compensation for the term ending November 2020.  Each non-executive Board member receives 93,750 shares, with the Audit Committee Chair receiving 156,250 shares and the Compensation Committee Chair receiving 116,250 shares.  The shares vest ratably on a monthly basis over the January 2020 – November 2020 period. The shares are valued at $0.02, the closing price per share of our common stock on January 24, 2020. As of June 30, 2020, 230,000 shares of stock vested and were issued, and as of June 30, 2021, the remaining 230,000 shares of stock vested and were issued.

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

AMERITYRE CORPORATION

Notes to the Financial Statements

June 30, 2022, and 2021

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

All previously granted stock options expired as of December 31, 2021; no stock options were granted in fiscal year 2022.

A summary of the status of our outstanding stock options as of June 30, 2022, and June 30, 2021, and changes during the years then ended is presented below:

	June 30, 2022			June 30, 2021
	Shares	Weight Average Exercise Price	Intrinsic Value	Shares	Weight Average Exercise Price	Intrinsic Value
Outstanding beginning of period	1,030,000	$0.12		2,870,000	$0.12
Granted	-	$0.00		-	$0.00
Expired/Cancelled	(1,030,000)	$(0.12)		(1,840,000)	$(0.12)
Exercised	-	$0.00		-	$0.00
Outstanding end of period	-	$0. 00	$-	1,030,000	$0.12	$-
Exercisable	-	$0. 00	$-	1,030,000	$0.12	$-

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all activity through September 19, 2022 (the date the Financial Statements were available to be issued) and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.